Form 10-K
period 1995-01-31
WAL MART STORES INC
filed 1995-04-27
CIK 104169

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X]Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended January 31, 1995, or [ ]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from ______to______ Commission file number 1-6991.

                          WAL-MART STORES, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                             71-0415188
 (State of other jurisdiction of                (IRS Employer
  incorporation or organization)              Identification No.)

       Bentonville, Arkansas                         72716
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (501) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each class                   on which registered

    Common Stock, par value $.10              New York Stock Exchange
     per share                                Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 1995, was $36,044,647,699. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the Registrant.

     The registrant has 2,297,580,232 shares of Common Stock outstanding as of March 31, 1995.


                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1995, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholdes to be held June 2, 1995, are incorporated by reference into
Part III of this Form 10-K.


                           WAL-MART STORES, INC.

                          FORM 10-K ANNUAL REPORT

                    FOR THE YEAR ENDED JANUARY 31, 1995

                                  PART I

ITEM 1.  BUSINESS

          (a)  General Development of Business

               Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") has become America's largest retailer and during the fiscal year ended January 31, 1995, had net sales of $82,494,000,000. The Company serves customers domestically and in Puerto Rico primarily through the operation of Wal-Mart stores (discount department stores), Sam's Clubs (warehouse membership clubs), and Wal-Mart Supercenters (a combination full-line supermarket and discount department store). As of January 31, 1995, the Company operated 1,990 Wal-Mart stores, 428 Sam's Clubs, and 143 Wal-Mart Supercenters. A table summarizing information concerning Wal-Mart stores, Sam's Clubs, Wal-Mart Supercenters, and other stores operated since January 31, 1990 is set forth in Schedule A to Item I found on page 9 of this annual report.

               In fiscal 1992, the Company entered into a joint venture, in which it has 50% interest, with CIFRA, Mexico's largest retailer, to develop and expand retailing services in Mexico. At January 31, 1995, the joint venture operated 22 warehouse clubs, 23 discount stores, four combination stores, three supermarkets, four specialty department stores, 29 restaurants, and 11 Wal-Mart Supercenters.

               In March 1994, the Company completed the acquisition of 122 Woolco department stores located in Canada from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation. The acquisition included all inventory, leasehold interests and other assets at each location. At January 31, 1995, the Company operated 123 Canadian Wal-Mart stores.

               In fiscal 1995, the Company entered into a joint venture in which it has a 50% interest with Ek Chor Distribution System Co., Ltd., a subsidiary of C.P. Pokphand Co. Ltd. of the Charoen Pokphand Group, to develop and operate warehouse clubs and Supercenters in Hong Kong and the People's Republic of China. At January 31, 1995, the joint venture operated three warehouse clubs in Hong Kong.

               In fiscal 1995, the Company entered into a joint venture in which it has a 60% interest with Lojas Americanas, a leading retailer in Brazil, to develop and operate Supercenters and warehouse clubs in Brazil. Also during fiscal 1995, the Company announced plans to operate wholly-owned Supercenters and warehouse clubs in Argentina. At January
31, 1995 there were no operations in Argentina or Brazil.   The entry
into these markets will not have a significant impact on the Company's operations or financial position in fiscal 1996.


          (b)  Financial Information About Industry Segments

               Sales of merchandise through stores which include Wal-Mart stores, Sam's Clubs, and Wal-Mart Supercenters, is the only significant industry segment of which the Company is a part. Reference is made to the financial information incorporated by reference in this report for the financial results of the Company's operations.


          (c)  Narrative Description of Business

          The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam
M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (referred to herein as "Wal-Mart store") was opened. In fiscal 1984, the Company opened its first three Sam's Clubs, and in fiscal 1989, its first Wal-Mart Supercenter. Through the years, the Company has made certain strategic acquisitions that have supported the growth of the Wal-Mart stores, clubs and Supercenters, such as the acquisition of ten full service and four specialty distribution centers through the purchase of McLane Company, Inc., which sells and distributes merchandise to the convenience store industry and a variety of other retailers, the acquisition of selected assets of Pace Membership Warehouse, Inc., and the acquisition of selected assets related to 122 Woolco stores in Canada from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation.


          General. The Company operates Wal-Mart stores in 49 states and Puerto Rico. The average size of a Wal-Mart store is approximately 87,600 square feet, and store sizes generally range between 30,000 and 150,000 square feet of building area. The Company operates Wal-Mart Supercenter stores in 19 states and the average size of a Supercenter store is 181,000 square feet.

          The Company operates Sam's Clubs in 48 states and Puerto Rico. The average size of a Sam's Club is approximately 121,000 square feet, and club sizes generally range between 90,000 and 150,000 square feet of building area.

          During the last fiscal year, no single location accounted for as much as 1% of sales or net income.


          Merchandise. Wal-Mart stores are generally organized with 40 departments and offer a wide variety of merchandise, including apparel for women, girls, men, boys, and infants. Each store also carries curtains, fabrics and notions, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, garden equipment and supplies, sporting goods, toys, cameras and supplies, health and beauty aids, pharmaceuticals, and jewelry.

          Nationally advertised merchandise accounts for a majority of sales of the stores. The Company markets lines of merchandise under the store brands "Sam's American Choice", "Great Value", "House Beautiful", "Sports Afield", "Ol' Roy", "Equate", "Popular Mechanics", and "Better Homes & Gardens".

          During the fiscal year ended January 31, 1995, domestic sales of general merchandise at Wal-Mart stores (which are subject to seasonal variance), including licensed departments, by product category were as follows:

                                                  PERCENTAGE
          CATEGORY                                 OF SALES

          Softgoods/domestics.................       26%
          Hardgoods............................      24
          Stationery and candy.................      11
          Records and electronics..............      10
          Pharmaceuticals......................       9
          Sporting goods and toys..............       9
          Health and beauty aids...............       7
          Shoes................................       2
          Jewelry..............................       2
                                                    100%


          Sales in pharmaceuticals are a combination of owned and licensed departments. While these percentages include sales of licensed departments, the Company records as other income only rentals received from such departments.

          Sam's offers bulk displays of name brand hardgood merchandise, some softgoods, and institutional size grocery items. Each Sam's also carries jewelry, sporting goods, toys, tires, stationery, and books. Most clubs have fresh food departments which include bakery, meat, and produce.

          McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, hardgood merchandise, health and beauty aids, toys, and stationery. McLane is a wholesale distributor that sells its merchandise to a variety of retailers, including the Company's Wal-Mart stores, Supercenters, and Sam's Clubs.

          Operations. Except for extended hours during certain holiday seasons, the majority of the Wal-Mart stores are open from 9:00 a.m. to 9:00 p.m. six (6) days a week, and from 12:30 p.m. to 5:30 p.m. on Sundays, with the remainder of the stores being closed on Sunday. Some Wal-Mart stores and most of the Supercenter stores are currently open 24 hours each day. Wal-Mart stores maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores. Wal-Mart stores and Supercenters maintain a "satisfaction guaranteed" program to promote customer goodwill and acceptance.

          Sam's clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "Sam's Direct" commercial finance program is available to qualifying business members. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. Both business and individual members have an annual membership fee of $25 for the primary membership card.

          Operating hours vary among Sam's clubs, but generally, they are open Monday through Friday from 10:00 a.m. to 8:30 p.m. Most Sam's are open weekend hours of 9:30 a.m. to 7:00 p.m. on Saturday and 12:00 noon to 6:00 p.m. on Sunday. Sam's, which offers a limited number of items, attempts to maximize sales volume and inventory turnover and to minimize expenses.


          Distribution. During the 1995 fiscal year, approximately 84% of the Wal-Mart stores' and Supercenters' purchases were shipped from Wal-Mart's 30 distribution centers, six located in Arkansas; four in Texas; two in California, Indiana, Pennsylvania, and South Carolina; and one each in Alabama, Arizona, Colorado, Florida, Georgia, Iowa, Mississippi, New York, Ohio, Utah, Virginia, and Wisconsin. The balance was shipped directly to the stores from suppliers. Each of the distribution centers is designed to serve the distribution needs of approximately 150 stores. The average size of these distribution centers is approximately 1,000,000 square feet. Sam's Clubs receive the majority of their merchandise via direct shipments from suppliers, rather than from the Company's distribution centers.

          The McLane distribution centers buy, sell, and distribute merchandise primarily to the convenience store industry, and they also service Wal-Mart stores, Supercenters and Sam's Clubs. The McLane Company has 20 distribution centers with three located in Texas, two located in Arizona, California, Utah, and Virginia, and one each in Colorado, Florida, Georgia, Illinois, Mississippi, Missouri, New York, Washington, and Mexico.


          Merchandising. Substantially all purchasing and merchandising for all stores is controlled from the home offices of the Company through centralized buying and planning practices. During the fiscal year 1995, no single supplier to the stores accounted for more than 3.7% of the Company's purchases.


          Store Management. Every retail outlet is managed by a store manager or club general manager and one or more assistant store or club managers. The Company maintains training programs for managers, assistant managers and department managers. The Company is committed to an ongoing training program in an effort to assure well trained future store management.


          Expansion Plans. In fiscal 1996, the Company plans to open 90 to 100 new Wal-Mart stores, nine new Sam's Clubs, and 12 new Wal-Mart Supercenters. The Company plans to expand or relocate approximately 70 older Wal-Mart stores and four Sam's Clubs along with the conversion of approximately 80 to 85 older Wal-Mart stores into Wal-Mart Supercenters. Also planned is the construction of three full-line distribution centers. The Company plans to continue to develop its interests in Hong Kong, China, Argentina, Brazil, and Canada with the planned addition of approximately 20 to 25 new units. The Company expenses its start-up costs for each new unit during the first full month of operation. Delays may be experienced in projected opening dates because of construction problems, weather and other reasons. There can be no assurance that planned expansion will proceed as scheduled.


          Seasonal Aspects of Operations. The Company's business is seasonal to a certain extent. Generally, the highest volume of sales and net income occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.


          Competition. The Company's Wal-Mart stores compete with other discount, department, drug, variety, and specialty stores, many of which are national chains. Sam's Clubs compete with wholesale clubs, as well as with discount retailers, wholesale grocers, and general merchandise wholesalers and distributors. The Wal-Mart Supercenters compete with other supercenter type stores, discount stores, supermarkets, and specialty stores, many of which are national or regional chains. The Company also competes for new store sites. As of January 31, 1995, based on net sales, the Company ranked first among all retail department store chains and among all discount department store chains.

          The Company's competitive position within the industry is largely determined by the Company's ability to offer value and service to its customers. The Company has many programs designed to meet the competitive needs of its industry. These include the "Everyday Low Price", "Item Merchandising", "Store-within-a-Store", "Our Business is Saving Your Business Money", and "Buy America" programs. Although the Company believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this will continue.


          Employees (Associates). As of January 31, 1995, the Company had approximately 622,000 full- and part-time associates, an increase of approximately 94,000 associates for the year. Part-time associates are primarily sales personnel. Associates who are in supervisory and management positions are compensated on a salaried basis; store managers and club general managers receive additional compensation based on their unit's profits. All other store associates are compensated on an hourly basis with the opportunity of receiving additional incentive bonuses based upon the Company's productivity and profitability.

          The Company maintains profit sharing plans under which most full-and many part-time associates become participants following one year of employment with the Company. Annual contributions, based on the profitability of the Company, are made at the sole discretion of the Company. For the fiscal years ended January 31, 1990 through 1995, contributions of approximately $90,000,000, $98,000,000, $130,000,000,
$166,000,000, $166,000,000, and $175,000,000, respectively, have been made.

          The Company also offers an associate stock ownership plan that provides for the voluntary purchase of the Company's common stock, with a 15% match by the Company on up to $1,800 of annual stock purchases. The Company also has stock option plans that provide certain management associates an opportunity to share in the long-term success of the Company. At January 31, 1995, there were approximately 5,000 management associates who had been granted stock options by the Company.

                                 WAL-MART STORES, INC. AND SUBSIDIARIES
             SCHEDULE A TO ITEM 1 - UNITED STATES STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                                YEARS ENDED JANUARY 31, 1990 THROUGH 1995
STORE COUNT

Fiscal Year                                                                 Wal-Mart                Total**
  Ended                 Wal-Mart Stores                Sam's Clubs         Supercenters    Beginning                 Ending
January 31,    Opened  Closed  Relocated* Total   Opened  Closed  Total   Opened  Total     Balance  Opened  Closed  Balance
       Balance Forward                    1,257                    105               2                               1,364
   1990         145       2        1      1,399     18       0     123       1       3      1,364      163     2     1,525
   1991         176       5        2      1,568     25       0     148       2       5      1,525      201     5     1,721
   1992         148       1        1      1,714     61       1     208       1       6      1,721      209     2     1,928
   1993         161       1       24      1,850     48       0     256      24      30      1,928      209     1     2,136
   1994         142       2       37      1,953    164       1     419      38      68      2,136      307     3     2,440
   1995         111       5       69      1,990     22      13     428      75     143      2,440      139    18     2,561

NET SQUARE FOOTAGE

Fiscal Year
 Ended        Wal-Mart Stores           Sam's Clubs          Wal-Mart Supercenters             Total              Sales Per
Jan 31,   Net Additions   Total    Net Additions  Total    Net Additions    Total   Net Additions     Sq.Ft.      Sq. Ft.***
 Balance Forward        79,766,689              11,053,456                  210,493                 91,030,638    $251.67
   1990    12,881,367   92,648,056   2,010,716  13,064,172     183,492      393,985   15,075,575   106,106,213     272.75
   1991    17,737,917  110,385,973   2,874,918  15,939,090     423,255      817,240   21,036,090   127,142,303     292.40
   1992    17,729,395  128,115,368   7,320,510  23,259,600     180,545      997,785   25,230,450   152,372,753     306.33
   1993    19,480,707  147,596,075   7,444,530  30,704,130   4,037,493    5,035,278   30,962,730   183,335,483     319.52
   1994    16,312,500  163,908,575  19,882,754  50,586,884   6,762,080   11,797,358   42,957,334   226,292,817     300.33
   1995    10,372,791  174,281,366   1,370,074  51,956,958  14,056,859   25,854,217   25,799,724   252,092,541     300.80

[FN]
<F1>
*   Wal-Mart Stores locations relocated or expanded as Wal-Mart Supercenters.
<F2>
** The Company also operated 75 Bud's Warehouse Outlets, 10 Food-4-Less stores, and four Hypermart*USA stores at January 31, 1995.
<F3>
*** Includes only stores and clubs that were open at least twelve months as of January 31 of the previous year.


ITEM 2.  PROPERTIES

          The number and location of Wal-Mart stores, Supercenters, and Sam's Clubs is incorporated by reference of the table under the caption "Operating Units" of Page 2 of the Annual Report to Shareholders for the year ended January 31, 1995.

          The Company leases most of the buildings in which its present stores are located. These stores are either leased from a commercial property developer, leased pursuant to a sale/leaseback arrangement, or leased from a local governmental entity through an industrial revenue bond transaction. All of the Company's leases for its stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

          The Company owns 911 properties on which Wal-Mart stores and Supercenters are located and 249 of the properties on which Sam's are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

          The Company operated 30 Wal-Mart distribution facilities and 20 McLane distribution facilities at January 31, 1995. These distribution facilities are primarily owned by the Company, and several are subject to mortgage securing loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

          The Company owns office facilities in Bentonville, Arkansas that serve as the home office and owns additional office facilities in Temple, Texas.



ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings and no properties of the Company are subject to any material pending legal proceeding, other than routine litigation incidental to its business.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

                                                          Current
                                                          Position
    Name               Business Experience               Held Since   Age

David D. Glass         President and Chief Executive        1988       59
                       Officer.


S. Robson Walton       Chairman.  From 1985 until his       1992       50
                       election as Chairman in 1992,
                       he served as Vice Chairman.


Donald G. Soderquist   Vice Chairman and Chief Operating    1988       61
                       Officer.


Paul R. Carter         Executive Vice President and         1988       54
                       Chief Financial Officer.


William R. Fields      Executive Vice President -           1992       45
                       Wal-Mart Stores, Inc. and
                       President and Chief Executive
                       Officer of Wal-Mart Stores
                       Division.  Prior to 1992, he
                       served as Executive Vice
                       President - Merchandise and
                       Sales.


Dean L. Sanders        Executive Vice President -           1992       44
                       Wal-Mart Stores, Inc. and
                       President and Chief Executive
                       Officer of Sam's Club Division.
                       Prior to 1992, he served as
                       Executive Vice President -
                       Operations.


Nicholas J. White      Executive Vice President -           1989       50
                       Wal-Mart Supercenter Division.
                       Prior to 1989, he served as
                       Executive Vice President -
                       Sam's Wholesale Club.


Joseph S. Hardin, Jr.  Executive Vice President -           1995       49
                       Wal-Mart Stores, Inc. and Chief
                       Operating Officer of Wal-Mart
                       Stores Division.  Prior to 1995,
                       he served as President and Chief
                       Executive Officer of McLane
                       Company, Inc.  Prior to 1993,
                       he served as Executive Vice
                       President - Logistics and Personnel
                       Administration.  Prior to 1992,
                       he held the position of Senior
                       Vice President - Distribution and
                       Transportation.


Bob L. Martin          Executive Vice President -           1993       46
                       Wal-Mart Stores, Inc., and
                       President and Chief Executive
                       Officer of Wal-Mart International
                       Division.  Prior to 1993, he
                       served as Executive Vice President -
                       Corporate Information Systems.
                       Prior to 1992, he served the
                       Company as Senior Vice President -
                       Information Systems.


H. Lee Scott, Jr.      Executive Vice President -           1995       46
                       Logistics.  Prior to 1995, he
                       served as Senior Vice President -
                       Logistics.  Prior to 1992, he
                       served as Vice President -
                       Distribution.


Thomas P. Seay         Executive Vice President -           1992       53
                       Real Estate and Construction.
                       Prior to 1992, he served  as
                       Senior Vice President - Real
                       Estate and Construction.


Robert K. Rhoads       Senior Vice President, Secretary     1992       40
                       and General Counsel.  Prior to
                       1992, he served as Vice President,
                       Secretary and General Counsel.


William G. Rosier      President and Chief Executive        1995       46
                       Officer of McLane Company, Inc.
                       Prior to 1995, he served as Senior
                       Vice President - Marketing and
                       Customer Services for McLane.
                       Prior to 1991, he served as Senior
                       Vice President - Purchasing and
                       Distribution for McLane.  Prior to
                       1990, he served as Vice President -
                       Eastern Region for McLane.

James A. Walker, Jr.   Senior Vice President and            1995       48
                       Controller.  Prior to 1995, he
                       served as Vice President and
                       Controller


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS

          The information required by this item is incorporated by reference of the information "Number of Shareholders" under the caption "11 Year Financial Summary" on Pages 12, and 13, and all the information under the captions "Market Price of Common Stock" and "Dividends Paid Per Share" on page 27 of the Annual Report to Shareholders for the year ended January 31, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this item is incorporated by reference of all information under the caption "11 Year Financial Summary" on Pages 12 and 13 of the Annual Report to Shareholders for the year ended January 31, 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is furnished by incorporation by reference of all information under the caption "Management's Discussion and Analysis" on Pages 14, 15, and 16 on the Annual Report to Shareholders for the year ended January 31, 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is furnished by incorporation by reference of all information under the captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" on Pages 17 through 25 of the Annual Report to Shareholders for the year ended January 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of the Shareholders to be held on June 2, 1995. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10K.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          The information required by this item is furnished by incorporation by reference of all information under the caption "Equity Securities and Principal Holders Thereof" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is furnished by incorporation by reference of all information under the caption "Interest of Management in Certain Transactions" in the Company's Proxy Statement.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
(a)
       1. & 2. Consolidated Financial Statements and Schedules

          The financial statements listed in the Index to Consolidated Financial Statements and Schedules, which appears on Page 18, are incorporated by reference herein or filed as part of this Form 10-K.

       3. Exhibits

          The following documents are filed as exhibits to this Form 10-K:

          3(a) Restated Certificate of Incorporation of the Company is incorporated herein by reference from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315).

          3(b) By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

          4(a) Form of Indenture dated as of June 1, 1985 between the Company and Boatmen's Trust Company (formerly Centerre Trust Company) of St. Louis, Trustee, is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

          4(b) Form of Indenture dated as of August 1, 1985 between the Company and Boatmen's Trust Company (formerly Centerre Trust Company) of St. Louis, Trustee, is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

          4(c) Form of Indenture dated as of August 15, 1985 between the Company and Bankers Trust Company, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 2-99485).

          4(d) Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

          4(e) Form of Indenture dated as of July 15, 1990 between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

          4(f) Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

          4(g) First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

        +10(a) Form of individual deferred compensation agreements is incorporated herein by reference from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986.

        +10(b) Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

        +10(c) 1986 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference from the Annual Report on Form 10-K of the Company for the year ended January 31, 1987.

        +10(d) 1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992.

        +10(e) 1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993.

        +10(f) Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to the registration statement on Form S-8 (File Number 33-5325).

         10(g) Exchange Agreement by and between Wal-Mart Stores, Inc. and Walton Enterprises, Inc., dated May 23, 1990, is incorporated herein by reference to Current Report on Form 8-K dated June 14, 1990.

        +10(h) A written description of a consulting agreement by and between Wal-Mart Stores, Inc. and Jack C. Shewmaker, is incorporated herein by reference to the description contained in the third paragraph under the caption "Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of the Shareholders to be held on June 2, 1995.

        +10(i) Wal-Mart Stores, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 33-55178).

        *13 All information incorporated by reference in Items 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1995.

        *21     List of the Company's Subsidiaries

        *23     Consent of Independent Auditors

        *27     Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

        (b)     Reports on Form 8-K

                During the last quarter of the fiscal year ended January 31, 1995, the Company filed two reports on Form 8-K with the Securities and Exchange Commission (the "Commission") as described below:

                (1) Form 8-K dated November 11, 1994 and filed with the Commission on November 14, 1994. The Form 8-K was filed for the purpose of filing certain documents as exhibits under Item 7 of Form 8-K in connection with, and for incorporation by reference into, the Company's Registration Statement on Form S-3 (File No. 33-55725). The documents related to the closing on November 10, 1994, of the issuance of certain Pass Through Certificates described in the Prospectus Supplement dated November 3, 1994.

                (2) Form 8-K dated December 28, 1994 and filed with the Commission on December 28, 1994. The Form 8-K was filed for the purpose of filing certain documents as exhibits under Item 7 of Form 8-K in connection with, and for incorporation by reference into, the Company's Registration Statement on Form S-3 (File No. 33-55725). The documents related to the closing on December 22, 1994, of the issuance of certain Pass Through Certificates described in the Prospectus Supplement dated December 15, 1994.


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                      Annual
                                                     Report to
                                                   Shareholders
                                                      (page)

Covered by Report of Independent
   Auditors:

   Consolidated Statements of Income
     for each of the three years in the
     period ended January 31, 1995                      17

   Consolidated Balance Sheets at
     January 31, 1995 and 1994                          18

   Consolidated Statements of
     Shareholders' Equity for each
     of the three years in the
     period ended January 31, 1995                      19

   Consolidated Statements of Cash
     Flows for each of the three
     years in the period ended
     January 31, 1995                                   20

   Notes to Consolidated Financial
     Statements, except Note 8                        21-25


Not Covered by Report of Independent
   Auditors:

   Note 8 - Quarterly Financial Data
     (unaudited)                                        25


All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:     April 21, 1995                  WAL-MART STORES, INC.


                                          BY:/s/David D. Glass
                                                David D. Glass
                                                President and Chief
                                                Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



DATE:     April 21, 1995                  /s/S. Robson Walton
                                             S. Robson Walton
                                             Chairman of the Board



DATE:     April 21, 1995                  /s/David D. Glass
                                             David D. Glass
                                             President, Chief Executive
                                             Officer and Director



DATE:     April 21, 1995                  /s/Donald G. Soderquist
                                             Donald G. Soderquist
                                             Vice Chairman, Chief
                                             Operating Officer
                                             and Director



DATE:     April 21, 1995                  /s/Paul R. Carter
                                             Paul R. Carter
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



DATE:     April 21, 1995                  /s/James A. Walker, Jr.
                                             James A. Walker, Jr.
                                             Senior Vice President and
                                             Controller (Principal
                                             Accounting Officer)



DATE:     April 21, 1995                  /s/David R. Banks
                                             David R. Banks
                                             Director


DATE:     April 21, 1995
                                             John A. Cooper, Jr.
                                             Director


DATE:     April 21, 1995
                                             Robert H. Dedman
                                             Director


DATE:     April 21, 1995                  /s/Frederick S. Humphries
                                             Frederick S. Humphries
                                             Director


DATE:     April 21, 1995                  /s/F. Kenneth Iverson
                                             F. Kenneth Iverson
                                             Director


DATE:     April 21, 1995                  /s/Elizabeth A. Sanders
                                             Elizabeth A. Sanders
                                             Director


DATE:     April 21, 1995                  /s/Jack Shewmaker
                                             Jack Shewmaker
                                             Director


DATE:     April 21, 1995                  /s/John Walton
                                             John Walton
                                             Director