Form 10-Q
period 1995-04-30
WAL MART STORES INC
filed 1995-06-09
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1995
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to _________

Commission file number 1-6991

                          WAL-MART STORES, INC.
         (Exact name of registrant as specified in its charter)

               Delaware                           71-0415188
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

     702 S.W. Eighth Street
      Bentonville, Arkansas                         72716
(Address of principal executive offices)

                             (501) 273-4000
          (Registrant's telephone number, including area code)

                             Not applicable
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X     No

            Applicable Only to Issuers Involved in Bankruptcy
               Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                         Yes          No

                  Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value -- 2,297,345,364 shares as of April 30,
1995.


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               WAL-MART STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts in millions)
                                             April 30,         January 31,
                                               1995               1995
ASSETS                                      (Unaudited)          (*Note)
Cash and cash equivalents                     $    14           $    45
Receivables                                       823               700
Recoverable costs from sale/leaseback             203               200
Inventories                                    14,682            14,064
Other current assets                              439               329
  Total current assets                         16,161            15,338

Property, plant and equipment                  18,276            17,090
Less accumulated depreciation                   3,038             2,782
  Net property, plant and equipment            15,238            14,308

Property under capital leases                   2,194             2,147
Less accumulated amortization                     605               581
  Net property under capital leases             1,589             1,566

Other assets and deferred charges               1,394             1,607

  Total assets                                $34,382           $32,819


LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                              $ 2,372           $ 1,795
Accounts payable                                5,954             5,907
Other current liabilities                       2,169             2,271
  Total current liabilities                    10,495             9,973

Long-term debt                                  8,119             7,871
Long-term obligations under
  capital leases                                1,873             1,838
Deferred income taxes and other                   779               411

Common stock and paid-in capital                  770               769
Retained earnings                              12,651            12,213
Foreign currency translation adjustment       (   305)          (   256)
  Total shareholders' equity                   13,116            12,726

  Total liabilities and
    shareholders' equity                      $34,382           $32,819

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1995, has been taken from the audited financial statements at that date, and condensed.


                WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
              (Amounts in millions except per share data)

                                       Three Months Ended April 30,

                                          1995            1994
Net sales                               $20,440         $17,686

Other income                                212             167
                                         20,652          17,853
Costs and expenses:
  Cost of sales                          16,196          14,064
  Operating, selling and general
    and administrative expenses           3,377           2,846
  Interest costs:
    Debt                                    154             103
    Capital leases                           46              54
                                         19,773          17,067

Income before taxes                         879             786
Provision for taxes on income               326             288

Net income                              $   553         $   498


Net income per share                    $   .24         $   .22

Dividends per share                     $   .05         $   .0425

Beginning of the year
  shareholders' equity                  $12,726         $10,753

Return for the period on beginning
  of the year shareholders' equity         4.35%           4.64%

Average number of common shares
  outstanding                             2,297           2,299


See accompanying notes to condensed consolidated financial statements.



                  WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Amounts in millions)


                                          Three Months Ended April 30,
                                               1995          1994
Cash flows from operating activities:
  Net income                                  $  553        $  498

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                276           231
    Increase in inventories                  (   484)      ( 1,167)
    Increase (decrease) in accounts payable  (    50)        1,300
    Noncash items and other                  (   278)           61
Net cash provided by operating activities         17           923

Cash flows from investing activities:
  Net capital additions                      (   759)      (   673)
  Acquisition of Woolworth Canada, Inc.
    assets                                        -        (   358)
  Other investing activities                      21       (    67)
Net cash used in investing activities        (   738)      ( 1,098)

Cash flows from financing activities:
  Increase in commercial paper                   573           122
  Proceeds from issuance of long-term debt       250           245
  Dividends paid                             (   115)      (    98)
  Other financing activities                 (    18)      (    38)
Net cash provided by financing activities        690           231

Net increase (decrease) in cash and
  cash equivalents                           (    31)           56
Cash and cash equivalents at
  beginning of year                               45            20
Cash and cash equivalents at end
  of first quarter                            $   14        $   76




Supplemental Disclosure of Cash Flow Information:

Income tax paid                               $  356       $   122
Interest paid                                    206           174
Capital lease obligations incurred                59            71


[FN]
See accompanying notes to condensed consolidated financial statements.


                WAL-MART STORES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE A.  BASIS OF PRESENTATION
     The condensed consolidated balance sheet as of April 30, 1995, and the related condensed consolidated statements of income and cash flows for the three month periods ended April 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim reports are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange
Commission, and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.


     NOTE B.  INVENTORIES
     Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales, and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at April 30, 1995 would have been $359 million higher than reported, an increase in the LIFO reserve of $8 million from January 31, 1995. If the FIFO method had been used at April 30, 1994, inventories would have been $479 million higher than reported, an increase in the LIFO reserve of $10 million from January 31, 1994.


     NOTE C.  LONG-TERM DEBT
     During the quarter ended April 30, 1995, the Company sold $250 million in aggregate principal amount of 7.00% notes due April 27, 1998 outside the United States in the European market. Subsequent to April 30, 1995, the Company sold $200 million in aggregate principal amount of 6.75% notes due May 24, 2002 outside the United States in the European market. In addition, the Company sold $300 million in aggregate principal amount of 6.75% notes due May 15, 2002 under the Company's available shelf registration statements filed with the Securities and Exchange Commission. Pursuant to these shelf registration statements, the Company has registered debt securities, after giving effect to the sale of notes in the aggregate principal amount of $300 million mentioned above, aggregating $751 million which it may issue in the future from time to time. The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


  Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Results of Operations

     Increased sales during the quarter ended April 30, 1995, were attributable to an increase in comparable Wal-Mart and Supercenter store sales of 7%, an increase in Sam's Clubs comparable sales of 3%, and to the Company's recent expansion activities. Domestic expansion activity in the first quarter included 5 new Wal-Mart stores, 5 new Supercenters, 2 new Sam's Clubs, along with the conversion of 10 Wal-Mart stores to Supercenters and the relocation or expansion of 13 Wal-Mart stores. International expansion included the addition of 3 Wal-Mart stores in Canada and 10 units in Mexico. International sales accounted for 3% of total sales this quarter compared to 1% in last year's first quarter. Sam's Clubs sales as a percentage of total sales fell from 23% in last year's first quarter to 21% this quarter.

     At April 30, 1995, the Company had 1,984 Wal-Mart stores, 162 Supercenters, and 430 Sam's Clubs in the United States and Puerto Rico, along with 126 Canadian Wal-Mart stores, 3 Hong Kong Value Clubs, and 106 units in Mexico compared to 1,960 Wal-Mart stores, 77 Supercenters, 427 Sam's Clubs, 122 Canadian Wal-Mart stores, and 31 units in Mexico at the same time last year.

     The Company's gross profit as a percentage of sales increased from 20.48% in the first quarter of fiscal 1995 to 20.76% during the first quarter of fiscal 1996. The increase was primarily due to changes in the percentage of total sales generated by certain operating units. The decrease in Sam's sales as a percentage of total sales and the increase in international sales favorably impacts the gross profit percentage as Sam's gross profit percentage is lower than the Company's overall gross profit percentage and international gross profit percentage is higher than the overall gross profit percentage.

     Operating, selling, general, and administrative expenses increased as a percentage of sales from 16.09% during the first quarter of fiscal 1995 to 16.52% for the first quarter in fiscal 1996. The increase in the expenses as a percentage of sales is primarily due to the changes in the percentage of sales by operating units discussed above. Because Sam's expenses as a percentage of sales are lower than the overall expense rate and because international expenses as a percentage of sales are higher than the overall rate, the expense rate has increased.

     Interest expense increased $43 million in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. Approximately 67% of the increase is due to additional borrowings used to finance the Company's expansion program while 33% of the increase is due to higher borrowing rates. The weighted average short-term borrowing rate for the quarter was approximately 2.5% higher than the short-term borrowing rate for the first quarter of fiscal 1995.


Liquidity and Capital Resources

     Cash flows provided by operating activities were $17 million in the first quarter of 1996 compared to $923 million in the first quarter of 1995. The decrease is primarily due to an increase in inventories without a corresponding increase in accounts payable in the first quarter of 1996. Commercial paper increases of $573 million and long-term debt proceeds of $250 million were used to finance capital expenditures of $759 million, invest in international operations, and pay dividends.

     Subsequent to April 30, 1995, the Company took advantage of favorable long-term debt interest rates and sold $200 million in aggregate principal amount of 6.75% notes due May 24, 2002 outside the United States in the European market. In addition, the Company sold $300 million in aggregate principal amount of 6.75% notes due May 15, 2002 under the Company's available shelf registration statements on file with the Securities and Exchange Commission. The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company may sell an additional $751 million of public debt utilizing shelf registration statements previously filed with the Securities and Exchange Commission. Cash flow provided by operations along with the available debt under the shelf registration statements should be adequate to fund the Company's expansion program, operating, and other cash needs.

     At April 30, 1995, the Company had total assets of $34,382 million compared with $32,819 million at January 31, 1995, primarily due to property additions of $759 million and an increase in inventory of $618 million. Working capital at April 30, 1995 was $5,666 million, up $301 million from January 31, 1995. The ratio of current assets to current liabilities was 1.5 to 1.0 at April 30, 1995, January 31, 1995, and April 30, 1994.



                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule


     (b) There were no reports on Form 8-K filed for the quarter ended April 30, 1995.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WAL-MART STORES, INC.



Date:  June 9, 1995                      /s/David D. Glass
                                            David D. Glass
                                            President and
                                            Chief Executive Officer



Date:  June 9, 1995                      /s/Paul R. Carter
                                            Paul R. Carter
                                            Executive Vice President
                                            and Chief Financial Officer