Form 10-Q
period 1995-07-31
WAL MART STORES INC
filed 1995-09-11
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1995
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________to _________

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

Common Stock, $.10 Par Value -- 2,295,757,065 shares as of July 31, 1995.


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               WAL-MART STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts in millions)
                                               July 31,       January 31,
                                                 1995            1995
ASSETS                                        (Unaudited)       (*Note)
Cash and cash equivalents                     $     6         $    45
Receivables                                       858             700
Recoverable costs from sale/leaseback             176             200
Inventories                                    15,077          14,064
Other current assets                              392             329
  Total current assets                         16,509          15,338

Property, plant and equipment                  19,259          17,090
Less accumulated depreciation                   3,280           2,782
  Net property, plant and equipment            15,979          14,308

Property under capital leases                   2,242           2,147
Less accumulated amortization                     630             581
  Net property under capital leases             1,612           1,566

Other assets and deferred charges               1,218           1,607

  Total assets                                $35,318         $32,819


LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                              $ 2,123         $ 1,795
Accounts payable                                6,438           5,907
Other current liabilities                       2,362           2,271
  Total current liabilities                    10,923           9,973

Long-term debt                                  8,291           7,871
Long-term obligations under
  capital leases                                1,901           1,838
Deferred income taxes and other                   823             411

Common stock and paid-in capital                  769             769
Retained earnings                              13,129          12,213
Foreign currency translation adjustment       (   518)        (   256)
  Total shareholders' equity                   13,380          12,726

  Total liabilities and
    shareholders' equity                      $35,318         $32,819

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
              (Amounts in millions except per share data)

                              Three Months Ended      Six Months Ended
                                   July 31,               July 31,

                              1995       1994        1995        1994
Net Sales                   $22,723    $19,942     $43,163     $37,628

Other income                    284        253         497         419
                             23,007     20,195      43,660      38,047
Costs and expenses:
  Cost of sales              18,095     15,960      34,290      30,024
  Operating, selling
    and general and
    administrative
    expenses                  3,693      3,169       7,070       6,015
  Interest costs:
    Debt                        165        123         320         225
    Capital leases               47         52          93         106
                             22,000     19,304      41,773      36,370

Income before taxes           1,007        891       1,887       1,677
Provision for taxes on
  income                        374        326         700         614

Net income                  $   633    $   565     $ 1,187     $ 1,063


Net income per share        $   .28    $   .25     $   .52     $   .46

Dividends per share         $   .05    $   .0425   $   .10     $   .085

Beginning of the year
  shareholders' equity      $12,726    $10,753     $12,726     $10,753

Return for the period
  on beginning of the
  year shareholders'
  equity                       4.97%      5.25%       9.33%       9.89%

Average number of
  common shares
  outstanding                 2,296      2,299        2,296      2,299

[FN]
See accompanying notes to condensed consolidated financial statements.

                  WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Amounts in millions)

                                              Six Months Ended July 31,
                                                      1995      1994
Cash flows from operating activities:
  Net income                                        $1,187     $1,063

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      604        491
    Increase in inventories                        (   887)   ( 1,707)
    Increase in accounts payable                       411      1,504
    Noncash items and other                        (   462)   (   351)
Net cash provided by operating activities              853      1,000


Cash flows from investing activities:
  Net additions of property, plant
    and equipment                                  ( 1,710)   ( 1,394)
  Acquisition of Woolworth Canada, Inc. assets         -      (   367)
  Investment in international operations           (    53)   (   180)
  Other investing activities                            54    (    12)
Net cash used in investing activities              ( 1,709)   ( 1,953)


Cash flows from financing activities:
  Increase in commercial paper                         325        532
  Proceeds from issuance of long-term debt             777        998
  Payment of long-term debt                        (     5)   (   264)
  Dividends paid                                   (   230)   (   195)
  Other financing activities                       (    50)   (   128)
Net cash provided by financing activities              817        943


Net decrease in cash and cash equivalents          (    39)   (    10)
Cash and cash equivalents at beginning of year          45         20
Cash and cash equivalents at end
  of period                                         $    6     $   10


Supplemental Disclosure of Cash Flow Information:

Income tax paid                                     $  973     $  717
Interest paid                                          406        313
Capital lease obligations incurred                     108         84

[FN]
See accompanying notes to condensed consolidated financial statements.


                WAL-MART STORES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     NOTE A.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of July 31, 1995, and the related condensed consolidated statements of income and cash flows for the periods ended July 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim reports are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange
Commission, and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.


     NOTE B.  INVENTORIES

     Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales, and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at July 31, 1995 would have been $364 million higher than reported, an increase in the LIFO reserve of $13 million from January 31, 1995, and an increase of $5 million from April 30, 1995. If the FIFO method had been used at July 31, 1994, inventories would have been $490 million higher than reported, an increase in the LIFO reserve of $22 million from January 31, 1994, and an increase of $12 million from April 30, 1994.


     NOTE C.  LONG-TERM DEBT

     During the six months ended July 31, 1995, the Company sold $250 million in aggregate principal amount of 7.00% notes due April 27, 1998, and $200 million in aggregate principal amount of 6.75% notes due May 24, 2002, outside the United States in the European market.
In addition, the Company sold $300 million in aggregate principal amount of 6.75% notes due May 15, 2002, under the Company's available shelf registration statements filed with the Securities and Exchange Commission. Pursuant to these shelf registration statements, the Company has registered debt securities after giving effect to the sale of notes in the aggregate principal amount of $300 million mentioned above, aggregating $751 million, which it may issue in the future.
The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Subsequent to July 31, 1995, the Company repaid $100 million of aggregate principal amount 10.875% debentures due August 15, 2000. Such repayment has been classified as a current liability in the accompanying consolidated balance sheet as of July 31, 1995.


  Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

     Increased sales during the six months ended July 31, 1995, were attributable to an increase in comparable Wal-Mart and Supercenter store sales of 7%, an increase in Sam's Clubs comparable store sales of 3%, and to the Company's recent expansion activities. Domestic expansion activity for the six months ended July 31, 1995 included 30 new Wal-Mart stores, six new Supercenters, five new Sam's Clubs, along with the conversion of 35 Wal-Mart stores to Supercenters and the relocation or expansion of 44 Wal-Mart stores and two Sam's Clubs. International expansion included the addition of four Wal-Mart stores in Canada, 11 units in Mexico, and a Sam's Club in Brazil. International sales accounted for 3.4% of total sales during the first six months of this year compared to 1.4% in last year's six month period and 3.5% in the second quarter of fiscal 1996 compared to 1.8% in last year's second quarter. Sam's Clubs sales as a percentage of total sales fell from 23.5% in fiscal 1995 to 21.5% in fiscal 1996, and fell from 23.4% in last year's second quarter to 21.4% in this year's second quarter.

     At July 31, 1995, the Company had 1,977 Wal-Mart stores, 188
Supercenters, and 431 Sam's Clubs in the United States, along with 127 Canadian Wal-Mart stores, three Hong Kong Value Clubs, one club in Brazil, eight units in Puerto Rico, and 107 units in Mexico.

     The Company's gross profit as a percentage of sales increased from 19.97% in the second quarter of fiscal 1995 to 20.37% during the second quarter of fiscal 1996, and from 20.21% for the six months ended July 31, 1994 to 20.56% for the six months ended July 31, 1995. The increases were primarily due to changes in the percentages of total sales generated by certain operating units. The decrease in Sam's Clubs' sales as a percentage of total sales and the increase in international sales favorably impacts the gross profit percentage as Sam's Clubs' gross profit percentage is lower than the Company's overall gross profit percentage and international gross profit percentage is higher than the overall gross profit percentage.

     Operating, selling, general, and administrative expenses increased from 15.89% in the second quarter of fiscal 1995 to 16.25% during the second quarter of fiscal 1996, and from 15.99% for the six months ended July 1994 to 16.38% for the six months ended July 31, 1995. The increases were primarily due to changes in the percentages of total sales generated by certain operating units as discussed above. Because Sam's Clubs' expenses as a percentage of sales are lower than the Company's overall expense rate, and because international expenses as a percentage of sales are higher than the overall rate, the expense rate has increased.

     Interest expense increased $37 million in the second quarter of fiscal 1996 and $82 million in the six months ended July 31, 1995 when compared to the same periods in fiscal 1995. The increases are due to additional borrowings used to finance the Company's expansion program and increased short term borrowing rates.


Liquidity and Capital Resources

     Cash flows provided by operating activities were $853 million in the first six months of fiscal 1996 compared to $1,000 million in the first six months of fiscal 1995. The decrease is primarily due to inventories increasing at a higher rate than accounts payable in fiscal 1996 when compared to fiscal 1995. Cash flows from operations, along with commercial paper increases of $325 million, and long-term debt proceeds of $777 million, were used to finance capital expenditures of $1,710 million, invest in international operations, and pay dividends.

     During the six months ended July 31, 1995, the Company took advantage of favorable debt rates and sold $250 million in aggregate principal amount of 7.00% notes due April 27, 1998, and $200 million in aggregate principal amount of 6.75% notes due May 24, 2002, outside the United States in the European market. In addition, the Company sold $300 million in aggregate principal of 6.75% notes due May 15, 2002 under the Company's available shelf registration statements filed with the Securities and Exchange Commission. Pursuant to these shelf registration statements, the Company has registered debt securities, after giving effect to the sale of notes in the aggregate principal amount of $300 million mentioned above, aggregating $751 million which it may issue in the future. The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Subsequent to July 31, 1995, the Company repaid $100 million in aggregate principal amount of 10.875% debentures due August 15, 2000. The retirement of this debt, which carried a higher rate than the Company's overall cost of capital, was funded by issuing additional commercial paper.

     Cash flow provided by operations along with the available debt under the shelf registration statements should be adequate to fund the Company's expansion program, operational, and other cash needs.

     At July 31, 1995, the Company had total assets of $35,318 million compared with $32,819 million at January 31, 1995. The increase was primarily due to property additions of $1.7 billion and an increase in inventory of $1.0 billion. Working capital at July 31, 1995 was $5,586 million, up $221 million from January 31, 1995. The ratio of current assets to current liabilities was 1.5 to 1.0 at July 31, 1995, January 31, 1995, and July 31, 1994.


                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Shareholders' Meeting was held June 2, 1995 in Fayetteville, Arkansas.

          At the annual meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the proxy statement dated April 10, 1995. The shareholders also considered but did not approve two shareholder proposals requesting the Board of Directors (1) prepare a report to shareholders and employees containing certain information with respect to the make-up of the Company's employees as disclosed in its EEOC-1 report filed with the Equal Opportunity Commission and disclosing certain of the Company's policies and programs with respect to its employment practices ("Shareholder Proposal No. 1"), and (2) adopt a policy of cumulative voting for the election of directors ("Shareholder Proposal No. 2"). The table below sets forth the results of voting at the Annual Meeting:

                                          Against or                 Broker
                            For            Withheld    Abstentions  Non-Votes
Election of Directors:
Paul R. Carter         2,040,646,177      11,915,881      -0-          -0-
John A. Cooper, Jr.    2,040,847,052      11,715,006      -0-          -0-
Robert H. Dedman       2,040,414,610      12,147,448      -0-          -0-
David D. Glass         2,040,135,418      12,426,640      -0-          -0-
Frederick S. Humphries 2,039,889,378      12,672,680      -0-          -0-
F. Kenneth Iverson     2,040,591,352      11,970,706      -0-          -0-
Elizabeth A. Sanders   2,040,740,881      11,821,177      -0-          -0-
Jack Shewmaker         2,036,703,322      15,858,736      -0-          -0-
Donald G. Soderquist   2,040,583,752      11,978,306      -0-          -0-
John T. Walton         2,040,627,213      11,934,845      -0-          -0-
S. Robson Walton       2,040,664,611      11,897,447      -0-          -0-

Shareholder Proposal
  No. 1                   98,950,898   1,697,462,564  44,534,663  211,613,933

Shareholder Proposal
  No. 2                  209,066,443   1,618,044,994  14,712,548  210,724,291

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) A Form 8-K was filed on May 19, 1995, to file a discussion of the Company's sale of notes outside the United States with the Securities and Exchange Commission pursuant to Rule 135c under the Securities Act of 1933, as amended.

     (c) For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 (File No. 2-64662):

               Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.
          In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WAL-MART STORES, INC.



Date:  September 8, 1995                 /s/David D. Glass
                                            David D. Glass
                                            President and
                                            Chief Executive Officer



Date:  September 8, 1995                 /s/Paul R. Carter
                                            Paul R. Carter
                                            Executive Vice President
                                            and Chief Financial Officer