Form 10-Q
period 1995-10-31
WAL MART STORES INC
filed 1995-12-05
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1995
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From         to

Commission file number 1-6991

                           WAL-MART STORES, INC.
          (Exact name of registrant as specified in its charter)

                Delaware                           71-0415188
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

         702 S.W. Eighth Street
          Bentonville, Arkansas                     72716
(Address of principal executive offices)          (zip code)

                             (501) 273-4000
          (Registrant's telephone number, including area code)

                             Not applicable
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X      No

             Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                        Yes           No

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value -- 2,294,544,832 shares as of October 31,
1995.


                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  WAL-MART STORES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in millions)
                                                October 31,    January 31,
                                                   1995           1995
ASSETS                                          (Unaudited)      (*Note)
Cash and cash equivalents                       $     13       $     45
Receivables                                        1,212            700
Recoverable costs from sale/leaseback                174            200
Inventories                                       18,322         14,064
Other current assets                                 492            329
  Total current assets                            20,213         15,338

Property, plant, and equipment                    20,215         17,090
Less accumulated depreciation                      3,543          2,782
  Net property, plant, and equipment              16,672         14,308

Property under capital leases                      2,253          2,147
Less accumulated amortization                        650            581
  Net property under capital leases                1,603          1,566

Other assets and deferred charges                  1,530          1,607

  Total assets                                  $ 40,018       $ 32,819


LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                                $  3,686       $  1,795
Accounts payable                                   8,530          5,907
Other current liabilities                          2,609          2,271
  Total current liabilities                       14,825          9,973

Long-term debt                                     8,327          7,871
Long-term obligations under capital leases         1,889          1,838
Deferred income taxes and other                      886            411

Common stock and paid-in capital                     769            769
Retained earnings                                 13,597         12,213
Foreign currency translation adjustment        (     275)     (     256)
  Total shareholders' equity                      14,091         12,726

  Total liabilities and shareholders' equity    $ 40,018       $ 32,819

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1995, has been taken from the audited financial statements at that date, and condensed.

                   WAL-MART STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                 (Amounts in millions except per share data)

                             Three Months Ended          Nine Months Ended
                                 October 31,                October 31,

                               1995         1994           1995       1994
Net sales                    $22,913      $20,418        $66,077    $58,046

Other income                     268          235            763        654
                              23,181       20,653         66,840     58,700
Costs and expenses:
  Cost of sales               18,176       16,201         52,467     46,225
  Operating, selling
    and general and
    administrative
    expenses                   3,801        3,340         10,871      9,356
  Interest costs:
    Debt                         182          133            502        358
    Capital leases                49           51            141        157
                              22,208       19,725         63,981     56,096

Income before taxes              973          928          2,859      2,604
Provision for taxes on
  income                         361          340          1,061        953

Net income                   $   612      $   588        $ 1,798    $ 1,651



Net income per share         $   .27      $   .26        $   .78    $   .72

Dividends per share          $   .05      $   .0425      $   .15    $   .1275

Beginning of the year
  shareholders' equity       $12,726      $10,753        $12,726    $10,753

Return for the period
  on beginning of the
  year shareholders'
  equity                        4.81%        5.47%         14.13%     15.36%

Average number of
  common shares
  outstanding                  2,296        2,299          2,296      2,299


See accompanying notes to condensed consolidated financial statements.


                  WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Amounts in millions)
                                              Nine Months Ended October 31,
                                                      1995         1994
Cash flows from operating activities:
  Net income                                         $1,798       $1,651

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       938          757
    Increase in inventories                         ( 4,141)     ( 4,704)
    Increase in accounts payable                      2,496        3,689
    Noncash items and other                         (   547)     (   256)
Net cash provided by operating activities               544        1,137

Cash flows from investing activities:
  Net additions of property, plant
     and equipment                                  ( 2,832)     ( 2,174)
  Acquisition of Woolworth Canada, Inc. assets          -        (   379)
  Recoverable sale/leaseback expenditures               -        (   471)
  Investment in unconsolidated international
     affiliates                                     (    34)     (   399)
  Other investing activities                            188           42
Net cash used in investing activities               ( 2,678)     ( 3,381)

Cash flows from financing activities:
  Increase in commercial paper                        1,886        1,185
  Proceeds from issuance of long-term debt              822        1,693
  Payment of long-term debt                         (   131)     (   270)
  Dividends paid                                    (   344)     (   293)
  Other financing activities                        (   131)     (    74)
Net cash provided by financing activities             2,102        2,241


Net decrease in cash and cash equivalents           (    32)     (     3)
Cash and cash equivalents at beginning of year           45           20
Cash and cash equivalents at end of period           $   13       $   17




Supplemental Disclosure of Cash Flow Information:

Income tax paid                                      $1,285       $1,053
Interest paid                                           644          462
Capital lease obligations incurred                      137          128

[FN]
See accompanying notes to condensed consolidated financial statements.


                  WAL-MART STORES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE A.  BASIS OF PRESENTATION
     The condensed consolidated balance sheet as of October 31, 1995, and the condensed consolidated statements of income and cash flows for the related periods ended October 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange
Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

     NOTE B.  INVENTORIES
     Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at October 31, 1995 would have been $364 million higher than reported, an increase in the LIFO reserve of $13 million from January 31, 1995, and unchanged from July 31, 1995. If the FIFO method had been used at October 31, 1994, inventories would have been $449 million higher than reported, a decrease of $20 million from January 31, 1994, and a decrease of $41 million from July 31, 1994.

     NOTE C.  LONG-TERM DEBT
     During the nine months ended October 31, 1995, the Company sold $250 million in aggregate principal amount of 7.00% notes due April 27, 1998, and $200 million in aggregate principal amount of 6.75% notes due May 24, 2002, outside the United States in the European market. In addition, the Company sold $300 million in aggregate principal amount of 6.75% notes due May 15, 2002, under the Company's available shelf registration statements filed with the Securities and Exchange Commission. Pursuant to these shelf registration statements, the Company has registered debt securities, after giving effect to the sale of notes in the aggregate principal amounts of $300 million mentioned above, aggregating $751 million which it may issue in the future. Subsequent to October 31, 1995, the Company sold $250 million in aggregate principal amount of 6.125% notes due November 21, 2000 outside the United States in the European market. The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


   Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.

Results of Operations

     Increased sales during the nine months ended October 31, 1995, were attributable to an increase in comparable Wal-Mart and Supercenter store sales of 6%, an increase in Sam's Clubs' comparable stores sales of 2%, and to the Company's recent expansion activities. Domestic expansion activity for the nine months ended October 31, 1995, included 54 new Wal-Mart stores, ten new Supercenters, eight new Sam's Clubs, along with the conversion of 77 Wal-Mart stores to Supercenters, and the relocation or expansion of 68 Wal-Mart stores and three Sam's Clubs. The pattern of increased sales during the quarter ended October 31, 1995 is consistent with the growth in sales for the nine month period discussed above. International expansion included entry into Brazil with two Sam's Clubs, and into Argentina with one Sam's Club. Additionally, the Company expanded in Puerto Rico with two Wal-Mart stores and two Sam's Clubs, in Canada with the addition of six Wal-Mart stores, and in Mexico with 24 units. International sales accounted for 3.6% of total sales during the first nine months of this year compared to 1.6% in last year's nine month period, and 3.9% in the third quarter of fiscal 1996 compared to 1.9% in last year's third quarter. Sam's Clubs' sales as a percentage of total sales fell from 23.1% in fiscal 1995 to 21.1% in fiscal 1996, and fell from 22.3% in last year's third quarter to 20.6% in this year's third quarter.

     At October 31, 1995, the Company had 1,965 Wal-Mart stores, 234 Supercenters, and 432 Sam's Clubs in the United States, along with 129 Canadian Wal-Mart stores, 3 Hong Kong Value Clubs, 2 Clubs in Brazil, one Club in Argentina, 11 units in Puerto Rico, and 120 units in Mexico.

     The Company's gross profit as a percentage of sales increased from 20.65% in the third quarter of fiscal 1995 to 20.67% during the third quarter of fiscal 1996, and from 20.36% for the nine months ended October 31, 1994, to 20.60% for the nine months ended October 31, 1995. The increases were primarily due to changes in the percentages of total sales generated by certain operating units. This increase was offset somewhat by the charges to income from using the last-in, first-out
(LIFO) valuation for inventories as described in Note B to the Condensed Consolidated Financial Statements. The decrease in Sam's Clubs' sales as a percentage of total sales favorably impacts the gross profit percentage as Sam's Clubs' gross profit percentage is lower than the Company's overall gross profit percentage.

     Operating, selling and general and administrative expenses increased from 16.36% during the third quarter of fiscal 1995 to 16.59% during the third quarter of fiscal 1996, and from 16.12% for the nine months ended October 31, 1994, to 16.45% for the nine months ended October 31, 1995. The increases were primarily due to changes in the percentages of total sales generated by certain operating units as discussed above. Because Sam's Clubs' expenses as a percentage of sales are lower than the Company's overall expense rate and because international expenses as a percentage of sales are higher than the overall rate, the expense rate has increased.

     Interest expense increased $47 million in the third quarter of fiscal 1996 and $128 million in the nine months ended October 31, 1995 when compared to the same periods in fiscal 1995. The increases are due to additional borrowings used to finance the Company's expansion program and increased short term borrowing rates.

     Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March, 1995. The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, an impairment loss shall be recognized. This statement will be effective for the Company's fiscal year end January 31, 1997. The Company's existing accounting policies are such that this pronouncement will not have a material effect on the Company's financial position or results of operations.

      "Accounting for Stock-Based Compensation", SFAS No. 123, was issued in October, 1995, and will be effective for the Company's fiscal year end, January 31, 1997. The statement relates to the measurement of compensation of stock options issued to employees. The statement gives entities a choice of recognizing related compensation expense by adopting a new fair value method determination or to continue to measure compensation using the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by the former standard, and accordingly, this pronouncement will not have an effect on the Company's financial position or results of operations.


Liquidity and Capital Resources

     Cash flows provided by operating activities were $544 million in the first nine months of fiscal 1996 compared to $1,137 million in the first nine months of fiscal 1995. The decrease is primarily due to inventories increasing at a higher rate than accounts payable in fiscal 1996 when compared to 1995. Cash flows from operations along with commercial paper increases of $1,886 million and long-term debt proceeds of $822 million were used to finance capital expenditures of $2,832 million, invest in international operations, and pay dividends.

     During the nine months ended October 31, 1995, the Company sold $250 million in aggregate principal amount of 7.00% notes due April 27, 1998, and $200 million in aggregate principal amount of 6.75% notes due May 24, 2002 outside the United States in the European Market. In addition, the Company sold $300 million in aggregate principal amount of 6.75% notes due May 15, 2002 under the Company's available shelf registration statements filed with the Securities and Exchange Commission. Pursuant to these shelf registration statements, the Company has registered debt securities, after giving effect to the sale of notes in the aggregate principal amount of $300 million mentioned above, aggregating $751 million which it may issue in the future. Subsequent to October 31, 1995, the Company sold $250 million in aggregate principal amount of 6.125% notes due November 21, 2000 outside the United States in the European market. The notes sold outside the United States have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     In the third quarter of fiscal 1996, the Company repaid $100 million in aggregate principal amount of 10.875% debentures due August 15, 2000. Cash flow provided by operations along with the available debt under the shelf registration statements should be adequate to fund the Company's expansion program, operational and other cash needs.

     At October 31, 1995, the Company has total assets of $40,018 million, compared with $32,819 million at January 31, 1995. The increase was primarily due to property additions of $2.8 billion and an increase in inventory of $4.3 billion. Working capital at October 31, 1995 was $5,388 million, up $23 million from January 31, 1995. The ratio of current assets to current liabilities was 1.4 to 1.0 at October 31, 1995 and October 31, 1994, and 1.5 to 1.0 at January 31, 1995.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following document is filed an an exhibit to this Form
              10-Q:

              Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the quarter ended October 31, 1995.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WAL-MART STORES, INC.




Date:    December 5, 1995              /s/David D. Glass
                                          David D. Glass
                                          President and
                                          Chief Executive Officer



Date:    December 5, 1995              /s/John B. Menzer
                                          John B. Menzer
                                          Executive Vice President and
                                          Chief Financial Officer