Form 10-K
period 1996-01-31
WAL MART STORES INC
filed 1996-04-23
CIK 104169

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]   Annual  report  pursuant to section 13 or  15(d)  of  the  Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1996, or
[  ]   Transition report pursuant to section 13 or 15(d) of the  Securities
Commission file number 1-6991.

                           WAL-MART STORES, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                              71-0415188
 (State or other jurisdiction of              (IRS Employer
  incorporation or organization)             Identification No.)

     Bentonville, Arkansas                        72716
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (501) 273-4000

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

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X        No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 29, 1996, was $31,355,857,289. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the Registrant.

     The registrant has 2,293,548,492 shares of Common Stock outstanding as of March 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1996, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 7, 1996, are incorporated by reference into
Part III of this Form 10-K.

                 FORWARD-LOOKING STATEMENTS OR INFORMATION

      Certain statements contained in this Form 10-K are not based on historical facts, but are forward-looking statements that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, the general economy, adverse changes in consumer spending, continued availability of capital and financing, competitive factors and other factors affecting the Company's business beyond the Company's control.

                           WAL-MART STORES, INC.
                          FORM 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED JANUARY 31, 1996

                                  PART I

ITEM 1.   BUSINESS

          (a)  General Development of Business

                Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") has become America's largest retailer and during the fiscal year ended January 31, 1996, had net sales
of  $93,627,000,000.   The Company serves customers primarily  through  the
operation of Wal-Mart stores (discount department stores), Sam's Clubs (warehouse membership clubs), and Wal-Mart Supercenters (a combination full-line supermarket and discount department store). Domestically, the Company
operated   1,995  Wal-Mart  stores,  433  Sam's  Clubs,  and  239  Wal-Mart
Supercenters as of January 31, 1996. A table summarizing information concerning domestic Wal-Mart stores, Sam's Clubs, Wal-Mart Supercenters, and other stores operated since January 31, 1991 is set forth in Schedule A to Item I found on page 9 of this annual report.

               In fiscal 1992, the Company entered into a joint venture, in which it has a 50% interest with CIFRA, Mexico's largest retailer, to develop and expand retailing services in Mexico. At January 31, 1996, the joint venture operated 28 warehouse clubs, 25 discount stores, 13 Wal-Mart Supercenters, four combination stores, three supermarkets, five specialty department stores, and 48 restaurants.

                In fiscal 1993, the Company entered the Puerto Rico market, and at January 31, 1996, operated seven Wal-Mart stores and four Sam's Clubs.

               In fiscal 1995, the Company completed the acquisition of 122 Woolco department stores located in Canada from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation. The acquisition included all inventory, leasehold interests and other assets at each location. At January 31, 1996, the Company operated 131 Canadian Wal-Mart stores.

                In fiscal 1995, the Company entered into a joint venture in which it has a 60% interest with Lojas Americanas, a leading retailer in Brazil, to develop and operate Supercenters and warehouse clubs in Brazil. At January 31, 1996, the joint venture operated two Supercenters and three warehouse clubs.

                In fiscal 1996, the Company entered Argentina, and at January 31, 1996, the Company operated one Supercenter and two warehouse clubs.

                In fiscal 1996, the Company and Lippo Group of Indonesia signed an agreement to open Indonesia's first Wal-Mart Supercenter in early 1996. The Company will provide retail expertise and management services for the operation of the store, and ownership will be held by the Lippo Group.

                A table summarizing information concerning international units operated since fiscal 1992 is set forth in Schedule B to Item 1 found on page 10 of this annual report.


          (b)  Financial Information About Industry Segments

                Sales of merchandise through stores which include Wal-Mart stores, Sam's Clubs, and Wal-Mart Supercenters is the only significant industry segment of which the Company is a part. Reference is made to the financial information incorporated by reference in this report for the financial results of the Company's operations.


          (c)  Narrative Description of Business

                The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (referred to herein as "Wal-Mart store") was opened. In fiscal 1984, the Company opened its first three Sam's Clubs, and in fiscal 1988, its first Wal-Mart Supercenter. Through the years, the Company has made certain strategic acquisitions that have supported the growth of the Wal-Mart stores, clubs and Supercenters, such as the acquisition of ten full service and four specialty distribution centers through the purchase of McLane Company, Inc., which sells and distributes merchandise to the convenience store industry and a variety of other retailers, the acquisition of selected assets of Pace Membership Warehouse, Inc., and the acquisition of selected assets related to 122 Woolco stores in Canada from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation.

           General. The Company operates Wal-Mart stores in all 50 states. The average size of a Wal-Mart store is approximately 91,100 square feet, and store sizes generally range between 30,000 and 150,000 square feet of building area. The Company operates Wal-Mart Supercenter stores in 22 states, and the average size of a Supercenter store is 182,000 square feet.

           The Company operates Sam's Clubs in 48 states. The average size of a Sam's Club is approximately 121,000 square feet, and club sizes generally range between 90,000 and 150,000 square feet of building area.

           The Company operates Wal-Mart stores, Sam's Clubs and Wal-Mart Supercenters in Argentina, Canada and Puerto Rico, and through joint ventures in Brazil and Mexico.

           During the last fiscal year, no single store or club location accounted for as much as 1% of sales or net income.

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

           Nationally advertised merchandise accounts for a majority of sales of the stores. The Company markets lines of merchandise under the store brands "Sam's American Choice", "Great Value", "Ol' Roy", and "Equate". The Company also markets lines of merchandise under licensed brands; some of which include "Sports Afield", "House Beautiful", "Popular Mechanics", "Better Homes & Gardens", "Kathie Lee", and "Bobbie Brooks".

           During the fiscal year ended January 31, 1996, domestic sales of general merchandise at Wal-Mart stores and Supercenters (which are subject to seasonal variance), including licensed departments, by product category were as follows:


                                              PERCENTAGE
          CATEGORY                             OF SALES

          Softgoods/domestics..............        25%
          Hardgoods........................        25
          Stationery and candy.............        11
          Records and electronics..........        10
          Pharmaceuticals..................         9
          Sporting goods and toys..........         9
          Health and beauty aids...........         7
          Shoes............................         2
          Jewelry..........................         2
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

           Sam's Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "Sam's Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. Both business and individual members have an annual membership fee of $25 for the primary membership card.

           Operating hours vary among Sam's Clubs, but generally they are open Monday through Friday from 10:00 a.m. to 8:30 p.m. Most Sam's are open weekend hours of 9:30 a.m. to 7:00 p.m. on Saturday and 12:00 noon to 6:00 p.m. on Sunday.

           Distribution. During the 1996 fiscal year, approximately 85% of the Wal-Mart stores' and Supercenters' purchases were shipped from Wal-Mart's 31 distribution centers, five located in Arkansas; five in Texas; two in California, Indiana, New York, and South Carolina; and one each in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Kentucky, Mississippi, Ohio, Pennsylvania, Utah, Virginia, and Wisconsin. The balance was shipped directly to the stores from suppliers. Each of the distribution centers is designed to serve the distribution needs of approximately 80 to 140 stores depending on the size of the center. The size of these distribution centers range from approximately 700,000 to 1,600,000 square feet. Sam's Clubs receive the majority of their merchandise via direct shipment from suppliers rather than from the Company's distribution centers.

           The McLane distribution centers buy, sell, and distribute merchandise primarily to the convenience store industry, and they also service Wal-Mart stores, Supercenters and Sam's Clubs. The McLane Company has 23 distribution centers with five located in Texas, two located in Arizona, California, Utah, and Virginia, and one each in Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, Missouri, New York, Washington, and Mexico.

           Merchandising. Substantially all purchasing and merchandising for all stores is controlled from the home offices of the Company through centralized buying and planning practices. During the fiscal year 1996, no single supplier to the stores accounted for more than 4.3% of the Company's purchases.

           Store Management. Every retail outlet is managed by a store manager or club general manager and one or more assistant store or club managers. The Company maintains training programs for managers, assistant managers and department managers. The Company is committed to an ongoing training program in an effort to assure well trained future store management.

           Expansion Plans. Domestically, the Company plans to open 60 to 70 new Wal-Mart stores and 100 to 110 Supercenters. Approximately 90 of the Supercenters will come from relocations or expansions of existing Wal-Mart stores. The Company also plans to open 10 new Sam's Clubs and three distribution centers. International expansion includes 25 to 30 new Wal-Mart stores, Supercenters and Sam's Clubs in Argentina, Brazil, Canada, China, Indonesia, Mexico and Puerto Rico. The Company expenses its start-up costs for each new unit during the first full month of operation. Delays may be experienced in projected opening dates because of construction problems, weather and other reasons. There can be no assurance that planned expansion will proceed as scheduled.

           Seasonal Aspects of Operations. The Company's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

           Competition. The Company's Wal-Mart stores compete with other discount, department, drug, variety, and specialty stores, many of which are national chains. Sam's Clubs compete with wholesale clubs, as well as with discount retailers, wholesale grocers, and general merchandise wholesalers and distributors. The Wal-Mart Supercenters compete with other supercenter type stores, discount stores, supermarkets, and specialty stores, many of which are national or regional chains. The Company also competes for new store sites. As of January 31, 1996, based on net sales, the Company ranked first among all retail department store chains and among all discount department store chains.

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

           Employees (Associates). As of January 31, 1996, the Company had approximately 675,000 associates, an increase of approximately 53,000 associates for the year. Part-time associates are primarily sales personnel. Associates who are in supervisory and management positions are compensated on a salaried basis; store managers and club general managers receive additional compensation based on their unit's profits. All other store associates are compensated on an hourly basis with the opportunity of receiving additional incentive bonuses based upon the Company's productivity and profitability.

          The Company maintains profit sharing plans under which most full-and many part-time associates become participants following one year of employment with the Company. Annual contributions, based on the profitability of the Company, are made at the sole discretion of the Company. For the fiscal years ended January 31, 1991 through 1996, contributions of approximately $98,000,000, $130,000,000, $166,000,000,
$166,000,000, $175,000,000 and $204,000,000, respectively, have been made.

           The Company also offers an associate stock ownership plan that provides for the voluntary purchase of the Company's common stock, with a 15% match by the Company on up to $1,800 of annual stock purchases. The Company also has stock option plans that provide certain management associates an opportunity to share in the long-term success of the Company. At January 31, 1996, there were approximately 5,000 management associates who had been granted stock options by the Company.

                     WAL-MART STORES, INC. AND SUBSIDIARIES
 SCHEDULE A TO ITEM 1 - UNITED STATES STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEAR ENDED JANUARY 31, 1991 THROUGH 1996

STORE COUNT

                                                                   Wal-Mart
Fiscal Year        Wal-Mart Stores             Sam's Clubs       Supercenters            Total**
 ended                                                                                        Ending
Jan 31,  Opened Closed Conversions* Total  Opened Closed Total  Opened Total Opened  Closed  Balance
 Balance Forward                    1,399                 123             6                   1,528
1991       176     5         2      1,568    25      0    148      3      9    202      5     1,725
1992       148     1         1      1,714    61      1    208      1     10    209      2     1,932
1993       159     1        24      1,848    48      0    256     24     34    207      1     2,138
1994       141     2        37      1,950   162      1    417     38     72    304      3     2,439
1995       109     5        69      1,985    21     12    426     75    147    136     17     2,558
1996        92     2        80      1,995     9     2     433     92    239    113      4     2,667

NET SQUARE FOOTAGE

Fiscal Year
  Ended        Wal-Mart Stores               Sam's Clubs           Wal-Mart Supercenters               Total           Sales Per
 Jan 31,   Net Additions     Total     Net Additions    Total     Net Additions    Total   Net Additions     Sq. Ft.   Sq.Ft.***
Balance Forward             92,648,056                13,064,172                 1,049,932                106,762,160   $272.75
 1991       17,737,917     110,385,973    2,874,666   15,938,838       683,769   1,733,701  21,296,352    128,058,512    292.40
 1992       17,729,395     128,115,368    7,320,510   23,259,348       180,545   1,914,246  25,230,450    153,288,962    306.33
 1993       19,251,060     147,366,428    7,444,530   30,703,878     4,037,493   5,951,739  30,733,083    184,022,045    325.86
 1994       16,185,442     163,551,870   19,670,804   50,374,682     6,762,080  12,713,819  42,618,326    226,640,371    324.42
 1995       10,109,978     173,661,848    1,335,742   51,710,424    14,087,725  26,801,544  25,533,445    252,173,816    336.10
 1996        8,189,400     181,851,248      825,020   52,535,444    16,791,559  43,593,103  25,805,979    277,979,795    338.53

[FN]
<F1>
*     Wal-Mart stores locations relocated or expanded as Wal-Mart Supercenters.
<F2>
**   The Company also operated 78 Bud's Discount City units at January 31, 1996.
<F3>
*** Includes only stores and clubs that were open at least twelve months as of January 31 of the previous year.

                     WAL-MART STORES, INC. AND SUBSIDIARIES
 SCHEDULE B TO ITEM 1 - INTERNATIONAL STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEAR ENDED JANUARY 31, 1992 THROUGH 1996

STORE COUNT

Fiscal           MEXICO              CANADA          PUERTO RICO              ARGENTINA                 BRAZIL
Year     Wal-Mart   Sam's         Wal-Mart      Wal-Mart Sam's          Wal-Mart   Sam's          Wal-Mart   Sam's
Ended  Supercenters Clubs Total*   Stores Total  Stores  Clubs Total  Supercenters Clubs Total  Supercenters Clubs Total
1992         0        2      2         0      0      0     0      0         0        0      0         0        0      0
1993         0        3      3         0      0      2     0      2         0        0      0         0        0      0
1994         2        7      9         0      0      3     2      5         0        0      0         0        0      0
1995        11       22     33       123    123      5     2      7         0        0      0         0        0      0
1996        13       28     41       131    131      7     4     11         1        2      3         2        3      5


NET SQUARE FOOTAGE
Fiscal          MEXICO                    CANADA                  PUERTO RICO               ARGENTINA               BRAZIL
Year
Ended   Net Additions  Total*    Net Additions    Total   Net Additions    Total    Net Additions   Total  Net Additions  Total
1992        162,535    162,535             0           0            0           0           0          0            0          0
1993        143,000    305,535             0           0      229,647     229,647           0          0            0          0
1994        946,717  1,252,252             0           0      339,260     568,907           0          0            0          0
1995      3,537,080  4,789,332    14,651,969  14,651,969      266,279     835,186           0          0            0          0
1996      1,091,123  5,880,455       872,446  15,524,415      478,848   1,314,034     438,787     438,787     772,221    772,221

[FN]
* The Company also operated 25 discount stores, four combination stores, three supermarkets, five specialty department stores, and 48 restaurants as of January 31, 1996. These units are not included in square footage totals.

ITEM 2.   PROPERTIES

           The number and location of Wal-Mart stores, Supercenters, and Sam's Clubs is incorporated by reference of the table under the caption "Operating Units" of Page 8 of the Annual Report to Shareholders for the year ended January 31, 1996.

            The  Company  owns  1,123  properties  on  which  domestic  Wal-Mart stores and Supercenters are located and 268 of the properties on which domestic Sam's are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

           The  remaining  buildings  in which its present  stores  are  located are either leased from a commercial property developer, leased pursuant to a sale/leaseback arrangement, or leased from a local governmental entity through an industrial revenue bond transaction. All of the Company's leases for its stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

           The  Company  operated  31 Wal-Mart distribution  facilities  and  23
McLane distribution facilities at January 31, 1996. These distribution facilities are primarily owned by the Company, and several are subject to mortgage securing loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

           The Company leases properties on which Canadian Wal-Mart stores and Puerto Rico Wal-Mart stores and Sam's Clubs are located. The Company owns properties on which the operating units in Argentina, Brazil and Mexico are located.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 1996.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

                                                        Current
                                                        Position
     Name             Business Experience              Held Since     Age

David D. Glass        President and Chief Executive       1988         60
                      Officer.

S. Robson Walton      Chairman. From 1985 until his       1992         51
                      election as Chairman in 1992,
                      he served as Vice Chairman.

Donald G. Soderquist  Vice Chairman and Chief Operating   1988         62
                      Officer.

Paul R. Carter        Executive Vice President -          1995         55
                      Wal-Mart Stores, Inc. and
                      President - Wal-Mart Realty
                      Company.  Prior to 1995, he
                      served as Executive Vice
                      President and Chief Financial
                      Officer.

Thomas M. Coughlin    Executive Vice President -          1995         47
                      Store Operations.  Prior to
                      1995, he served as Senior Vice
                      President - Specialty Divisions.

David Dible           Executive Vice President            1995         49
                      Specialty Divisions.  Prior to
                      1995, he served as Senior Vice
                      President - Merchandising.

Joseph S. Hardin, Jr. Executive Vice President -          1995         50
                      Wal-Mart Stores, Inc. and
                      President and Chief Executive
                      Officer of Sam's Club Division.
                      Prior to October 1995, he served
                      as Executive Vice President -
                      Wal-Mart Stores, Inc. and Chief
                      Operating Officer of Wal-Mart
                      Stores Division.  Prior to 1993, he
                      served as Executive Vice President -
                      Logistics and Personnel Adminis-
                      tration.  Prior to 1992, he held the
                      position of Senior Vice President -
                      Distribution and Transportation.

Bob L. Martin         Executive Vice President -          1993         47
                      Wal-Mart Stores, Inc. and President
                      and Chief Executive Officer of
                      Wal-Mart International Division.
                      Prior to 1993, he served as
                      Executive Vice President - Corporate
                      Information Systems.  Prior to 1992,
                      he served as Senior Vice President -
                      Information Systems.

John B. Menzer        Executive Vice President and        1995         45
                      Chief Financial Officer since
                      September 1995.  Prior to September
                      1995, he served as President and
                      Chief Operating Officer of Ben
                      Franklin Retail Stores, Inc.

H. Lee Scott, Jr.     Executive Vice President -          1995         47
                      Merchandising.  Prior to October
                      1995, he served as Executive Vice
                      President - Logistics.  Prior to
                      that, he served as Senior Vice
                      President - Logistics.  Prior to
                      1992, he served as Vice President -
                      Distribution.

Thomas P. Seay        Executive Vice President - Real     1992         54
                      Estate and Construction.  Prior
                      to 1992, he served as Senior Vice
                      President - Real Estate and
                      Construction.

Nicholas J. White     Executive Vice President -          1989         51
                      Wal-Mart Supercenter Division.
                      Prior to 1989, he served as
                      Executive Vice President -
                      Sam's Clubs.

Robert K. Rhoads      Senior Vice President, Secretary    1992         41
                      and General Counsel.  Prior to
                      1992, he served as Vice President,
                      Secretary and General Counsel.

William G. Rosier     President and Chief Executive       1995         47
                      Officer of McLane Company, Inc.
                      Prior to 1995, he served as Senior
                      Vice President - Marketing and
                      Customer Services for McLane.
                      Prior to 1991, he served as Senior
                      Vice President - Purchasing and
                      Distribution for McLane.

James A. Walker, Jr.  Senior Vice President and           1995         49
                      Controller.  Prior to 1995, he
                      served as Vice President and
                      Controller.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS

            The information required by this item is incorporated by reference of the information "Number of Shareholders of Record" under the
caption  "11  Year  Financial  Summary"  on  Pages  18  and  19,  and  all   the
information under the captions "Market Price of Common Stock" and "Dividends Paid Per Share" on page 33 of the Annual Report to Shareholders for the year ended January 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

            The information required by this item is incorporated by reference of all information under the caption "11 Year Financial Summary" on Pages 18 and 19 of the Annual Report to Shareholders for the year ended January 31, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is furnished by incorporation by reference of all information under the caption "Management's Discussion and Analysis" on Pages 20 through 22 of the Annual Report to Shareholders for the year ended January 31, 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this item is furnished by incorporation by reference of all information under the captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" on Pages
23 through 31 of the Annual Report to Shareholders for the year ended January 31, 1996.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a)
of  the  Securities  Exchange  Act  of 1934 is  furnished  by  incorporation  by
reference   of  all  information  under  the  captions  entitled  "Election   of
Directors" on Pages 1 through 3 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Page 8 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 1996. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation", subcaptions "Summary Compensation Table", "Option Grants in Fiscal Year Ended January 31, 1996", and "Option Exercises and Fiscal Year End Option Values" on Pages 3 through 5, and "Compensation of Directors" on Page 7 of the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

            The information required by this item is furnished by incorporation by reference of all information under the caption "Equity
Securities and Principal Holders" on Pages 8 and 9 of the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is furnished by incorporation by reference of all information under the caption "Interest of Management in Certain Transactions" on Page 8 of the Company's Proxy Statement.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. & 2.   Consolidated Financial Statements

            The  financial  statements  listed  in  the  Index  to  Consolidated
Financial   Statements,  which  appears  on  Page  19,   are   incorporated   by
reference herein or filed as part of this Form 10-K.

     3.   Exhibits

          The following documents are filed as exhibits to this Form 10-K:

            3(a) Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315).

            3(b) By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended January 31, 1994.

           4(a) Form of Indenture dated as of June 1, 1985, between the Company and Boatmen's Trust Company (formerly Centerre Trust Company) of St. Louis, Trustee, is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

           4(b) Form of Indenture dated as of August 1, 1985, between the Company and Boatmen's Trust Company (formerly Centerre Trust Company) of St. Louis, Trustee, is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

           4(c) Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

           4(d) Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

           4(e) Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

           4(f) First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

          +10(a) Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b) from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986.

          +10(b) Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

         +10(c) 1986 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1987.

         +10(d) 1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992.

         +10(e) 1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993.

          +10(f) Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to the registration statement on Form S-8 (File Number 33-5325).

          +10(g) A written description of a consulting agreement by and between Wal-Mart Stores, Inc. and Jack C. Shewmaker, is incorporated herein by reference to the description contained in the second paragraph under the caption "Compensation of Directors" on Page 7 in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of the Shareholders to be held on June 7, 1996.

         +10(h) Wal-Mart Stores, Inc. Directors Deferred Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 33-55178).

        *+10(i)   Wal-Mart Stores, Inc. Officer Deferred Compensation Plan.

         *13 All information incorporated by reference in Items 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1996.

         *21      List of the Company's Subsidiaries

         *23      Consent of Independent Auditors

         *27      Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

           The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended January 31, 1996.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Annual
                                                 Report to
                                                Shareholders
                                                  (page)

Covered by Report of Independent
   Auditors:

   Consolidated Statements of Income
     for each of the three years in the
     period ended January 31, 1996                  23

   Consolidated Balance Sheets at
     January 31, 1996 and 1995                      24

   Consolidated Statements of
     Shareholders' Equity for each
     of the three years in the
     period ended January 31, 1996                  25

   Consolidated Statements of Cash
     Flows for each of the three
     years in the period ended
     January 31, 1996                               26

   Notes to Consolidated Financial
     Statements, except Note 8                     27-31

Not Covered by Report of Independent
   Auditors:

   Note 8 - Quarterly Financial Data
     (unaudited)                                    31


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



DATE:     April 22, 1996              BY:/s/David D. Glass
                                            David D. Glass
                                            President and Chief
                                            Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



DATE:     April 22, 1996                  _________________________________
                                             S. Robson Walton
                                             Chairman of the Board



DATE:     April 22, 1996                 /s/David D. Glass
                                            David D. Glass
                                            President, Chief Executive
                                            Officer and Director



DATE:     April 22, 1996                 /s/Donald G. Soderquist
                                            Donald G. Soderquist
                                            Vice Chairman, Chief
                                            Operating Officer
                                            and Director



DATE:     April 22, 1996                 /s/Paul R. Carter
                                            Paul R. Carter
                                            Executive Vice President,
                                            President - Wal-Mart Realty
                                            Company and Director



DATE:     April 22, 1996                 /s/John B. Menzer
                                            John B. Menzer
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




DATE:     April 22, 1996                 /s/James A. Walker, Jr.
                                            James A. Walker, Jr.
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer)


DATE:     April 22, 1996                 /s/John A. Cooper, Jr.
                                            John A. Cooper, Jr.
                                            Director


DATE:     April 22, 1996                   ________________________________
                                            Robert H. Dedman
                                            Director


DATE:     April 22, 1996                 /s/Frederick S. Humphries
                                            Frederick S. Humphries
                                            Director


DATE:     April 22, 1996                 /s/F. Kenneth Iverson
                                            F. Kenneth Iverson
                                            Director


DATE:     April 22, 1996                   ________________________________
                                            E. Stanley Kroenke
                                            Director


DATE:     April 22, 1996                 /s/Elizabeth A. Sanders
                                            Elizabeth A. Sanders
                                            Director


DATE:     April 22, 1996                 /s/Jack C. Shewmaker
                                            Jack C. Shewmaker
                                            Director


DATE:     April 22, 1996                   ________________________________
                                            Paula Stern
                                            Director


DATE:     April 22, 1996                   ________________________________
                                            John T. Walton
                                            Director