Form 10-Q
period 1996-04-30
WAL MART STORES INC
filed 1996-06-12
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X__  No _____

            Applicable Only to Issuers Involved in Bankruptcy
               Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                           Yes _____  No _____

                  Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common  Stock,  $.10 Par Value -- 2,293,531,782 shares as  of  April  30,
1996.
                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                              April 30,     January 31,
                                               1996            1996
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $    32        $    83
Receivables                                        908            853
Inventories                                     16,213         15,989
Other current assets                               626            406
   Total current assets                         17,779         17,331

Property, plant and equipment                   21,592         20,850
Less accumulated depreciation                    4,053          3,752
   Net property, plant and equipment            17,539         17,098

Property under capital leases                    2,508          2,476
Less accumulated amortization                      708            680
   Net property under capital leases             1,800          1,796

Other assets and deferred charges                1,131          1,316

   Total assets                                $38,249        $37,541

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                               $ 1,575        $ 2,458
Accounts payable                                 7,375          6,442
Other current liabilities                        2,720          2,554
   Total current liabilities                    11,670         11,454

Long-term debt                                   8,508          8,508
Long-term obligations under capital leases       2,111          2,092
Deferred income taxes and other                    744            731

Common stock and capital in excess of par value    775            774
Retained earnings                               14,843         14,394
Foreign currency translation adjustment       (    402)      (    412)
   Total shareholders' equity                   15,216         14,756

   Total liabilities and shareholders'
     equity                                    $38,249        $37,541

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1996, has been taken from the audited financial statements at that date, and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                                            Three Months Ended April 30,

                                                1996           1995
Net sales                                      $22,772        $20,440

Other income - net                                 229            212
                                                23,001         20,652
Costs and expenses:
   Cost of sales                                18,064         16,196
   Operating, selling and general
     and administrative expenses                 3,810          3,377
   Interest costs:
     Debt                                          169            154
     Capital leases                                 51             46
                                                22,094         19,773

Income before income taxes                         907            879
Provision for income taxes                         336            326

Net income                                     $   571        $   553

Net income per share                           $   .25        $   .24

Dividends per share                            $ .0525        $   .05

Beginning of the year shareholders' equity     $14,756        $12,726

Return for the period on beginning of
   the year shareholders' equity                  3.87%          4.35%

Average number of common shares outstanding      2,293          2,297


[FN]
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                             Three Months Ended April 30,
                                                 1996          1995
Cash flows from operating activities:
   Net income                                  $    571       $   553

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  348           276
     Increase in inventories                   (    217)     (    484)
     Increase (decrease) in accounts payable        948      (     50)
     Noncash items and other                   (     10)     (    278)
Net cash provided by operating activities         1,640            17

Cash flows from investing activities:
   Net capital additions                       (    733)     (    759)
   Other investing activities                        63            21
Net cash used in investing activities          (    670)     (    738)

Cash flows from financing activities:
   (Decrease)increase in commercial paper      (    884)          573
   Proceeds from issuance of long-term debt          -            250
   Dividends paid                              (    120)     (    115)
   Other financing activities                  (     17)     (     18)
Net cash (used in) provided by financing
   activities                                  (  1,021)          690

Net decrease in cash and
   cash equivalents                            (     51)     (     31)
Cash and cash equivalents at beginning
   of year                                           83            45
Cash and cash equivalents at end of
   first quarter                                $    32       $    14



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                $    105       $   356
Interest paid                                       225           206
Capital lease obligations incurred                   35            59


[FN]
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE A.  BASIS OF PRESENTATION
      The condensed consolidated balance sheet as of April 30, 1996, and the related condensed consolidated statements of income and cash flows for the three month periods ended April 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

     NOTE B.  INVENTORIES
      Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at April 30, 1996 would have been $316 million higher than reported, an increase in the LIFO reserve of $5 million from January 31, 1996. If the FIFO method had been used at April 30, 1995, inventories would have been $359 million higher than reported, an increase in the LIFO reserve of $8 million from January 31, 1995.


  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      The quarter ended April 30, 1996, consisted of 90 days compared to 89 days in the quarter ended April 30, 1995. Increased sales during the quarter ended April 30, 1996, were attributable to the extra day of sales, an increase in comparable store sales of 4% and to the Company's continuing expansion activities. Domestic expansion activity in the first quarter of fiscal 1997 included eight new Wal-Mart stores, two new Supercenters, three new Sam's Clubs, the conversion of 26 Wal-Mart stores to Supercenters and the relocation or expansion of four Wal-Mart stores. International expansion included the addition of three Wal-Mart stores in Canada and four units in Mexico. International sales accounted for 4% of total sales this quarter compared to 3% in last year's first quarter.
Sam's Clubs sales as a percentage of total sales fell from 22% in last year's quarter to 20% this quarter.

      At April 30, 1996, the Company had 1,977 Wal-Mart stores, 267 Supercenters, and 432 Sam's Clubs in the United States, along with 134 Canadian Wal-Mart stores, 130 units in Mexico, 11 units in Puerto Rico, five units in Brazil, and three units in Argentina. This compares with 1,979 Wal-Mart stores, 162 Supercenters, and 428 Sam's Clubs in the United States, and 126 Canadian Wal-Mart stores, 106 units in Mexico, and eight units in Puerto Rico at the same time last year.

      The Company's gross profit as a percentage of sales decreased from 20.76% in the first quarter of fiscal 1996 to 20.67% during the first quarter of fiscal 1997. The net change is comprised of an increase in the percentage of total sales in consumable goods which have lower markon percents. This decrease in gross profit is partially offset because Sam's Clubs comprised a lower percentage of consolidated sales in fiscal 1997 at a lower contribution to gross margin than the stores.

      Operating, selling, general, and administrative expenses increased as a percentage of sales from 16.52% during the first quarter of fiscal 1996 to 16.73% for the first quarter of fiscal 1997. The increase in the expenses as a percentage of sales is primarily due to the change in the percentage of sales by operating units discussed above. Because Sam's Clubs expenses as a percentage of sales are lower than the overall expense rate and because international expenses as a percentage of sales are higher than the overall rate, the expense rate has increased.

      In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, an impairment loss shall be recognized. Due to the Company's previous accounting policies this pronouncement had no effect on the Company's financial position or results of operations.


      The Company also adopted SFAS No. 123 "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. The statement relates to the measurement of compensation of stock options issued to employees. The statement gives entities a choice of recognizing related compensation expense by adopting a new fair value method determination or to continue to measure compensation using the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company elected to continue to use the measurement prescribed by the former standard, and accordingly, the pronouncement had no effect on the Company's financial position or results of operations. The Company will present the supplemental disclosure in the fiscal 1997 annual report.

      Interest expense increased $20 million in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase is due to the additional long-term borrowings which have been used to finance the Company's expansion. Interest on short term borrowings decreased slightly due to lower borrowing rates and a decreasing commercial paper balance.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $1,640 million in the first quarter of fiscal 1997 compared to $17 million in the first quarter of fiscal 1996. The increase is primarily due to an increase in accounts payable and accrued liabilities and a smaller increase in inventory in the first quarter of fiscal 1997. The increased operating cash flow provided an excess of $787 million after investing $733 million in capital assets and paying dividends of $120 million.

      Under shelf registration statements previously filed with the Securities and Exchange Commission the Company may issue debt securities aggregating $751 million. Cash flow provided by operations along with available debt under the shelf registration statements and the Company's ability to obtain short-term financing should be adequate to fund the Company's expansion program, operational and other cash needs.

      At April 30, 1996, the Company had total assets of $38,249 million compared with $37,541 million at January 31, 1996. Working capital at April 30, 1996 was $6,109 million up $232 million from January 31, 1996. The ratio of current assets to current liabilities was 1.5 to 1.0 at April 30, 1996, January 31, 1996, and April 30, 1995.


                       PART II.  OTHER INFORMATION

Item 5. Other Information

      The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, Wal-Mart is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

      All phases of The Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, political instability, interest rate fluctuations and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended April 30, 1996.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  June 11, 1996                    /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  June 11, 1996                    /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer