Form 10-Q
period 1996-07-31
WAL MART STORES INC
filed 1996-09-10
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

Commission file number 1-6991

                            WAL-MART STORES, INC.
         (Exact name of registrant as specified in its charter)

              Delaware                    ___________71-0415188__________
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

     702 S.W. Eighth Street
      Bentonville, Arkansas               ____________72716______________
(Address of principal executive offices)

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

Common Stock, $.10 Par Value -- 2,293,719,958 shares as of July 31, 1996.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                              July 31,      January 31,
                                               1996            1996
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $    24        $    83
Receivables                                        879            853
Inventories                                     16,375         15,989
Other current assets                               680            406
   Total current assets                         17,958         17,331

Property, plant and equipment                   22,226         20,850
Less accumulated depreciation                    4,348          3,752
   Net property, plant and equipment            17,878         17,098

Property under capital leases                    2,629          2,476
Less accumulated amortization                      736            680
   Net property under capital leases             1,893          1,796

Other assets and deferred charges                1,169          1,316

   Total assets                                $38,898        $37,541

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                               $ 1,823        $ 2,458
Accounts payable                                 7,204          6,442
Other current liabilities                        2,641          2,554
   Total current liabilities                    11,668         11,454

Long-term debt                                   8,496          8,508
Long-term obligations under capital leases       2,204          2,092
Deferred income taxes and other                    739            731

Common stock and capital in excess of par value    774            774
Retained earnings                               15,428         14,394
Foreign currency translation adjustment       (    411)      (    412)
   Total shareholders' equity                   15,791         14,756

   Total liabilities and shareholders'
     equity                                    $38,898        $37,541

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1996, has been taken from the audited financial statements at that date, and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                            Three Months Ended         Six Months Ended
                                 July 31,                  July 31,

                              1996        1995        1996       1995
Net sales                   $25,587     $22,723     $48,359    $43,163
Other income - net              257         284         487        497
                             25,844      23,007      48,846     43,660
Costs and expenses:
   Cost of sales             20,376      18,095      38,440     34,290
   Operating, selling
     and general and
     administrative
     expenses                 4,130       3,693       7,941      7,070
   Interest costs:
     Debt                       163         165         332        320
     Capital leases              55          47         106         93
                             24,724      22,000      46,819     41,773

Income before income taxes    1,120       1,007       2,027      1,887
Provision for income taxes      414         374         750        700

Net income                  $   706     $   633     $ 1,277    $ 1,187

Net income per share        $   .31     $   .28     $   .56    $   .52

Dividends per share         $   .0525   $   .05     $   .105   $   .10

Beginning of the year
  shareholders' equity      $14,756     $12,726     $14,756    $12,726

Return for the period
  on beginning of the
  year shareholders'
  equity                       4.78%       4.97%       8.65%      9.33%

Average number of
  common shares
  outstanding                 2,294       2,296       2,293      2,296

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                             Six Months Ended July 31,
                                                 1996          1995
Cash flows from operating activities:
   Net income                                  $  1,277       $ 1,187

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  707           604
     Increase in inventories                   (    385)     (    887)
     Increase in accounts payable                   778           411
     Noncash items and other                         68      (    462)
Net cash provided by operating activities         2,445           853

Cash flows from investing activities:
   Net capital additions                       (  1,395)     (  1,710)
   Other investing activities                        40             1
Net cash used in investing activities          (  1,355)     (  1,709)

Cash flows from financing activities:
   (Decrease)increase in commercial paper      (    614)          325
   Proceeds from issuance of long-term debt          -            777
   Payment of long-term debt                   (    259)     (      5)
   Dividends paid                              (    241)     (    230)
   Other financing activities                  (     35)     (     50)
Net cash (used in) provided by financing
   activities                                  (  1,149)          817

Net decrease in cash and cash equivalents      (     59)     (     39)
Cash and cash equivalents at beginning
   of year                                           83            45
Cash and cash equivalents at end of
   period                                       $    24       $     6



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                $    784       $   973
Interest paid                                       454           406
Capital lease obligations incurred                  170           108

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION
The condensed consolidated balance sheet as of July 31, 1996, and the related condensed consolidated statements of income and cash flows for the periods ended July 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

NOTE B.  INVENTORIES
Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at July 31, 1996, would have been $321 million higher than reported, an increase in the LIFO reserve of $10 million from January 31, 1996, and an increase of $5 million from April 30, 1996. If the FIFO method had been used at July 31, 1995, inventories would have been $364 million higher than reported, an increase in the LIFO reserve of $13 million from January 31, 1995, and an increase of $5 million from April 30, 1995.

NOTE C.  SUBSEQUENT EVENTS
During the second quarter of fiscal 1997, the Company entered into an agreement to sell six photo finishing plants and accompanying distribution network and entered into long-term photo finishing services and supply agreements with the purchaser. The Company anticipates receiving proceeds of approximately $464 million from the sale which should be consummated during the Company's third quarter. A significant portion of the proceeds will be allocated to the long-term service and supply agreements and recognized in income in future periods.

Subsequent to July 31, 1996, the Company acquired certain stock of a real estate investment trust (REIT) and third party investors acquired the balance of the REIT's stock for $632 million. The primary effect of these and certain related transactions on the Company's consolidated financial statements in the third quarter of fiscal 1997 will be the recognition of the cash proceeds and the recognition of the corresponding outside investor interest in the REIT.



  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

Increased sales for the six month period ending July 31, 1996 were attributable to an increase in comparable sales in the Wal-Mart stores and Supercenters of 5%, an increase in Sam's Clubs comparable sales of 1%, and to the Company's expansion activities. Domestic expansion for
the  six  month  period   included  22 new  Wal-Mart  stores,   five  new
Supercenters, five new Sam's Clubs (four were closed), along with the conversion of 59 Wal-Mart stores to Supercenters, and the relocation or expansion of nine Wal-Mart stores. International expansion included the addition of three Wal-Mart stores in Canada, one Supercenter in Argentina, and eight Mexican units. International sales accounted for 4% of total sales in fiscal 1997 compared with 3% in fiscal 1996. Sam's Clubs sales as a percentage of total sales fell from 21% in fiscal 1996 to 19% in fiscal 1997.

At July 31, 1996 the Company had 1,958 Wal-Mart stores, 303 Supercenters, and 434 Sam's Clubs in the United States , along with four units in Argentina, five units in Brazil, 134 Wal-Mart stores in Canada, 134 units in Mexico and 11 units in Puerto Rico. This compares with 1,977 Wal-Mart stores, 188 Supercenters and 431 Sam's Clubs in the United States, along with one unit in Brazil, 127 Wal-Mart stores in Canada, 107 units in Mexico, and eight units in Puerto Rico at the same time last year.

On August 12, 1996, the Company grand opened a Supercenter and Sam's Club in Shenzhen, China under joint venture agreements.

The Company's gross profit as a percentage of sales was 20.37% in the second quarter of fiscal 1997, equal with the second quarter of fiscal 1996, and down slightly from 20.56% for the first six months in fiscal 1996 to 20.51% in fiscal 1997. The gross profit for domestic operations was up for the quarter and for the six month period ended July 31, 1996, compared with the previous year periods. The increase is primarily due to changes in the percentages of total sales generated by certain operating units. The decrease in Sam's Clubs' sales as a percentage of total sales favorably impacts the gross profit percentage as Sam's Clubs' gross profit percentage is lower than the Company's overall gross profit percentage.

Operating, selling, general, and administrative expenses decreased as a percentage of sales from 16.25% during the second quarter of fiscal 1996 to 16.14% during the second quarter of fiscal 1997, and increased slightly from 16.38% for the six month period ended July 31, 1995, to 16.42% for the six month period ended July 31, 1996.

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

Interest expense increased $6 million in the second quarter of fiscal 1997 and $25 million in the six month period ended July 31, 1996, when compared with the same periods in fiscal 1996. As a percentage of sales, interest expense is down for both the quarter and six month period ended July 31, 1996. Interest expense is trending downward primarily due to lower short term borrowings resulting from an increase in operating cash flow.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2,445 million during the first six months of fiscal 1997 compared with $853 million in the first six months of fiscal 1996. The increase is primarily due to a greater increase in accounts payable and accrued liabilities and a smaller increase in inventories during the first six months of fiscal 1997. The increased operating cash flow provided an excess of $809 million after investing $1,395 million in capital assets and paying dividends of $241 million.

Under shelf registration statements previously filed with the Securities and Exchange Commission, the Company may issue debt securities aggregating $751 million. Cash flow provided by operations along with available debt under the shelf registration statements and the Company's ability to obtain short term financing should be adequate to fund the Company's expansion program and to provide for other cash needs.

During the third quarter, the Company anticipates receiving net cash proceeds of approximately $1,096 million from the transactions disclosed in note C of the "Notes to Condensed Consolidated Financial Statements" included on page 5 of this Form 10-Q. The Company plans to use the cash proceeds received to reduce indebtedness.

At July 31, 1996, the Company had total assets of $38,898 million compared with $37,541 million at January 31, 1996. Working capital at July 31, 1996 was $6,290 million up $413 million from January 31, 1996. The ratio of current assets to current liabilities was 1.5 to 1.0 at July 31, 1996, January 31, 1996 and July 31, 1995.

                       PART II.  OTHER INFORMATION



Item 4. Submission of Matter to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held June 7, 1996, in Fayetteville, Arkansas. At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement dated April 10, 1996. The table below sets forth the results of voting at the Annual Meeting:

                                        Against or               Broker
                             For         Withheld  Abstentions  Non-Votes
Election of Directors:
Paul R. Carter              2,048,832,222  10,452,011      0         0
John A. Cooper, Jr.         2,049,349,991   9,934,242      0         0
Stephen Friedman            2,048,918,136  10,366,097      0         0
Stanley C. Gault            2,045,995,750  13,288,483      0         0
David D. Glass              2,048,411,315  10,872,918      0         0
Dr. Frederick S. Humphries  2,048,778,486  10,505,747      0         0
E. Stanley Kroenke          2,048,916,059  10,368,174      0         0
Elizabeth A. Sanders        2,049,169,886  10,114,347      0         0
Jack C. Shewmaker           2,046,074,047  13,210,186      0         0
Donald G. Soderquist        2,049,080,378  10,203,855      0         0
Dr. Paula Stern             2,048,734,428  10,549,805      0         0
John T. Walton              2,049,147,991  10,136,242      0         0
S. Robson Walton            2,049,166,659  10,117,574      0         0

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

All phases of The Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, political instability, interest rate fluctuations and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended July 31, 1996.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  September 9, 1996                /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  September 9, 1996                /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer