Form 10-Q
period 1996-10-31
WAL MART STORES INC
filed 1996-12-12
CIK 104169

Page 10 of 10(Form 10-Q)
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Common  Stock, $.10 Par Value -- 2,293,855,353 shares as of  October  31,
1996.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                             October 31,    January 31,
                                               1996            1996
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $    76        $    83
Receivables                                      1,171            853
Inventories                                     19,044         15,989
Other current assets                               733            406
   Total current assets                         21,024         17,331

Property, plant and equipment                   22,744         20,850
Less accumulated depreciation                    4,598          3,752
   Net property, plant and equipment            18,146         17,098

Property under capital leases                    2,663          2,476
Less accumulated amortization                      760            680
   Net property under capital leases             1,903          1,796

Other assets and deferred charges                1,134          1,316

   Total assets                                $42,207        $37,541

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                               $ 1,112        $ 2,458
Accounts payable                                 9,367          6,442
Other current liabilities                        3,698          2,554
   Total current liabilities                    14,177         11,454

Long-term debt                                   7,884          8,508
Long-term obligations under capital leases       2,223          2,092
Deferred income taxes and other                  1,542            731

Common stock and capital in excess of par value    775            774
Retained earnings                               15,992         14,394
Foreign currency translation adjustment       (    386)      (    412)
   Total shareholders' equity                   16,381         14,756

   Total liabilities and shareholders'
     equity                                    $42,207        $37,541

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

<F2>
*Note: The balance sheet at January 31, 1996, has been taken from the audited financial statements at that date and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                            Three Months Ended       Nine Months Ended
                                October 31,             October 31,

                              1996        1995        1996       1995
Net sales                   $25,644     $22,913     $74,003    $66,077
Other income - net              433         268         920        763
                             26,077      23,181      74,923     66,840
Costs and expenses:
   Cost of sales             20,450      18,176      58,891     52,467
   Operating, selling
     and general and
     administrative
     expenses                 4,329       3,801      12,269     10,871
   Interest costs:
     Debt                       158         182         490        502
     Capital leases              54          49         160        141
                             24,991      22,208      71,810     63,981

Income before income taxes    1,086         973       3,113      2,859
Provision for income taxes      402         361       1,152      1,061

Net income                  $   684     $   612     $ 1,961    $ 1,798

Net income per share        $   .30     $   .27     $   .86    $   .78

Dividends per share         $   .0525   $   .05     $   .1575  $   .15

Beginning of the year
  shareholders' equity      $14,756     $12,726     $14,756    $12,726

Return for the period
  on beginning of the
  year shareholders'
  equity                       4.64%       4.81%      13.29%     14.13%

Average number of
  common shares
  outstanding                 2,294       2,296       2,293      2,296

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                           Nine Months Ended October 31,
                                                 1996          1995
Cash flows from operating activities:
   Net income                                  $  1,961       $ 1,798

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                1,061           938
     Increase in inventories                   (  3,036)     (  4,141)
     Increase in accounts payable                 3,014         2,496
     Noncash items and other                   (     37)     (    547)
Net cash provided by operating activities         2,963           544

Cash flows from investing activities:
   Net capital additions                       (  2,217)     (  2,832)
   Proceeds from sale of photo finishing plants     464            -
   Other investing activities                       271           154
Net cash used in investing activities          (  1,482)     (  2,678)

Cash flows from financing activities:
   (Decrease)increase in commercial paper      (  1,346)        1,886
   Proceeds from issuance of long-term debt          -            822
   Net proceeds from formation of real estate
      investment trust (REIT)                       632            -
   Payment of long-term debt                   (    371)     (    131)
   Dividends paid                              (    361)     (    344)
   Other financing activities                  (     42)     (    131)
Net cash (used in) provided by financing
   activities                                  (  1,488)        2,102

Net decrease in cash and cash equivalents      (      7)     (     32)
Cash and cash equivalents at beginning
   of year                                           83            45
Cash and cash equivalents at end of
   period                                      $     76       $    13



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                $  1,278       $ 1,285
Interest paid                                       669           644
Capital lease obligations incurred                  213           137

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.


                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION
The condensed consolidated balance sheet as of October 31, 1996, and the related condensed consolidated statements of income and cash flows for the periods ended October 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

NOTE B.  INVENTORIES
Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at October 31, 1996, would have been $321 million higher than reported, an increase in the LIFO reserve of $10 million from January 31, 1996. If the FIFO method had been used at October 31, 1995, inventories would have been $364 million higher than reported, an increase in the LIFO reserve of $13 million from January 31, 1995.



  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

Increased sales for the nine month period ending October 31, 1996, were attributable to an increase in comparable sales in the Wal-Mart stores and Supercenters of 5%, an increase in Sam's Clubs' comparable sales of 2%, and to the Company's expansion activities. Domestic expansion for
the  nine  month  period   included 40 new  Wal-Mart  stores,   nine  new
Supercenters, eight new Sam's Clubs (four were closed), along with the conversion of 87 Wal-Mart stores to Supercenters, and the relocation or expansion of 13 Wal-Mart stores. International expansion included the addition of one Supercenter in Argentina, four Wal-Mart stores in
Canada, two units in China and 13 Mexican units. International sales accounted for 5% of total sales in fiscal 1997 compared with 4% in fiscal 1996. Sam's Clubs sales as a percentage of total sales fell from 21% in fiscal 1996 to 19% in fiscal 1997.

At October 31, 1996, the Company had 1,948 Wal-Mart stores, 335 Supercenters, and 437 Sam's Clubs in the United States , along with four units in Argentina, five units in Brazil, 135 Wal-Mart stores in Canada, two units in China, 139 units in Mexico and 11 units in Puerto Rico. This compares with 1,965 Wal-Mart stores, 234 Supercenters and 432 Sam's Clubs in the United States, along with one unit in Argentina, two units in Brazil, 129 Wal-Mart stores in Canada, 120 units in Mexico, and 11 units in Puerto Rico at the same time last year.

The Company's gross profit as a percentage of sales was 20.25% in the third quarter of fiscal 1997, down from 20.67% in the third quarter of fiscal 1996, and down from 20.60% for the first nine months in fiscal 1996 to 20.42% in fiscal 1997. During the quarter, the Company made a strategic decision to reduce the merchandise assortment in selected categories that resulted in one-time markdowns. Before these markdowns, the gross profit percentage was relatively flat with the prior year's periods.

Operating, selling, general, and administrative expenses increased as a percentage of sales from 16.59% during the third quarter of fiscal 1996 to 16.88% during the third quarter of fiscal 1997, and increased from 16.45% for the nine month period ended October 31, 1995, to 16.58% for the nine month period ended October 31, 1996. The increase is primarily due to insurance reserve adjustments in the prior year's periods.

Other income increased as a percentage of sales from 1.17% during the third quarter of fiscal 1996 to 1.69% during the third quarter of fiscal 1997, and increased from 1.15% during the nine month period ended October 31, 1995, to 1.24% for the nine month period ended October 31, 1996. This increase is attributable principally to a gain recognized on the sale of the photo finishing plants and accompanying distribution network.

In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, an impairment loss shall be recognized. Due to the Company's previous accounting policies, this pronouncement had no effect on the Company's financial position or results of operations.

The Company also adopted SFAS No. 123 "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. The statement relates to the measurement of compensation of stock options issued to employees. The statement gives entities a choice of recognizing related compensation expense by adopting a new fair value method determination or continuing to measure compensation using the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company elected to continue to use the measurement prescribed by the former standard, and accordingly, the pronouncement had no effect on the Company's financial position or results of operations. The Company will present the supplemental disclosure in the fiscal 1997 annual report.

Interest expense decreased $19 million in the third quarter of fiscal 1997 and increased $7 million in the nine month period ended October 31, 1996, when compared with the same periods in fiscal 1996. As a percentage of sales, interest expense is down for both the quarter and nine month period ended October 31, 1996. Interest expense is trending downward primarily due to lower short term borrowings.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2,963 million during the first nine months of fiscal 1997 compared with $544 million in the first nine months of fiscal 1996. The increase is primarily due to a greater emphasis on inventory management that resulted in lowering unit inventory levels and improving payables to inventory ratios. The increased operating cash flow provided an excess of $385 million after investing $2,217 million in capital assets and paying dividends of $361 million.

During the third quarter, the Company received proceeds of $464 million from the sale of its six photo finishing plants and accompanying distribution network. The Company also entered into long-term photo finishing services and supply agreements with the purchaser. A significant portion of the proceeds were allocated to long-term service and supply agreements and will be recognized in income in future periods.

Also, during the quarter, the Company acquired certain stock of a real estate investment trust (REIT) and third party investors acquired the balance of the REIT's stock. Net proceeds received by the Company from this transaction were $632 million.

Cash flow provided by operations and the Company's ability to obtain short term financing should be adequate to fund the Company's expansion program and to provide for other cash needs. Also, the Company may issue debt securities aggregating $751 million under shelf registration statements previously filed with the Securities and Exchange Commission.

At October 31, 1996, the Company had total assets of $42,207 million compared with $37,541 million at January 31, 1996. Working capital at October 31, 1996, was $6,847 million up $970 million from January 31, 1996. The ratio of current assets to current liabilities was 1.5 to 1.0 at October 31, 1996, and January 31, 1996, and was 1.4 to 1.0 at October 31, 1995.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended October 31, 1996.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  December 10, 1996                /s/David D. Glass______________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  December 10, 1996                /s/John B. Menzer______________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer