Form 10-K
period 1997-01-31
WAL MART STORES INC
filed 1997-04-21
CIK 104169

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]   Annual  report  pursuant to section 13 or  15(d)  of  the  Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1997, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     Commission file number 1-6991.

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

     Common Stock, par value $.10            New York Stock Exchange
     per share                               Pacific Stock Exchange
                                             Toronto Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 1997, was $37,486,838,461. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

     The registrant had 2,265,535,740 shares of Common Stock outstanding as of March 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 1997, are incorporated by reference into
Part III of this Form 10-K.



                 FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                           WAL-MART STORES, INC.
                          FORM 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED JANUARY 31, 1997

                                  PART I

ITEM 1.   BUSINESS

          (a)  General Development of Business

                Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") is America's largest retailer measured by total revenues. During the fiscal year ended January 31, 1997,
the  Company  had  net  sales  of  $104,859,000,000.   The  Company  serves
customers primarily through the operation of Wal-Mart stores (discount department stores), Sam's Clubs (warehouse membership clubs) and Wal-Mart Supercenters (combination full-line supermarket and discount department stores). Domestically, at January 31, 1997, the Company operated 1,960 Wal-
Mart  stores,  436  Sam's Clubs, and 344 Wal-Mart  Supercenters.   A  table
summarizing information concerning domestic Wal-Mart stores, Sam's Clubs, Wal-Mart Supercenters and other stores operated since January 31, 1992 is set forth in Schedule A to Item I found on page 9 of this annual report.

                In fiscal 1992, the Company entered into a joint venture in which it has a 50% interest with CIFRA S.A. de C.V. to develop and expand retailing services in Mexico. This was the beginning of Wal-Mart's initiative outside of the United States. Today, our joint venture is Mexico's largest retailer. At January 31, 1997, the joint venture operated 28 warehouse clubs and 18 Wal-Mart Supercenters, along with 106 CIFRA joint venture units throughout Mexico.

                In fiscal 1993, the Company entered Puerto Rico and at January 31, 1997, operated seven Wal-Mart stores and four Sam's Clubs.

                In fiscal 1995, the Company acquired 122 Canadian Woolco department stores from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation. The acquisition included all inventory, leasehold interests and other assets at each location. Today Wal-Mart is Canada's leading discount retailer. At January 31, 1997, the Company operated 136 Canadian Wal-Mart stores.

                In fiscal 1996, the Company entered Brazil through a joint venture in which it has a 60% interest with Lojas Americanas. At January 31, 1997, the joint venture operated two Wal-Mart Supercenters and three warehouse clubs in the greater-Sao Paulo area.

                Also in fiscal 1996, the Company entered Argentina and at January 31, 1997, operated three Wal-Mart Supercenters and three warehouse clubs in the greater-Buenos Aires region.

               In fiscal 1997, the Company entered the People's Republic of China. At January 31, 1997, the Company operated one Wal-Mart Supercenter along with joint-venture partner Shenzhen International Trust & Investment Company and one warehouse club along with joint-venture partner, Shenzhen Economic Zone Development Company.

                In fiscal 1997, the Company entered Indonesia through a franchise agreement. At January 31, 1997, Wal-Mart operated two Wal-Mart Supercenters in the Jakarta area.

                A table summarizing information concerning international units operated since fiscal 1992 is set forth in Schedule B to Item 1 found on page 10 of this annual report.


          (b)  Financial Information About Industry Segments

                Sales of merchandise through stores which include Wal-Mart stores, Sam's Clubs and Wal-Mart Supercenters is the only significant industry segment of which the Company is a part. For the financial results of the Company's operations, see the information incorporated by reference in Item 7 and Item 8 of Part II found on page 14 of this annual report.


          (c)  Narrative Description of Business

                The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City was opened. In fiscal 1984, the Company opened its first three Sam's Clubs, and in fiscal 1988, its first Wal-Mart Supercenter. Through the years, the Company has made certain strategic acquisitions that have supported the growth of the Wal-Mart stores, clubs and Supercenters; such as the acquisition of ten full-service and four specialty distribution centers through the purchase of McLane Company, Inc. which sells and distributes merchandise to the convenience store industry and a variety of other retailers; the acquisition of selected assets of Pace Membership Warehouse, Inc. and the acquisition of selected assets related to 122 Canadian Woolco stores from Woolworth Canada, Inc., a subsidiary of Woolworth Corporation.

           General. The Company operates Wal-Mart stores in all 50 states. The average size of a Wal-Mart store is approximately 92,600 square feet with store sizes generally ranging between 30,000 and 150,000 square feet of building area. The Company operates Wal-Mart Supercenter stores in 23 states, and the average size of a Supercenter store is 183,300 square feet.

           The Company operates Sam's Clubs in 48 states. The average size of a Sam's Club is approximately 121,200 square feet, and club sizes generally range between 90,000 and 150,000 square feet of building area.

           The Company operates Wal-Mart stores, Sam's Clubs and Wal-Mart Supercenters in Argentina, Canada and Puerto Rico, and under joint venture or franchise agreements in Brazil, China, Indonesia and Mexico.

           During the last fiscal year, no single store or club location accounted for as much as 1% of sales or net income.

           Merchandise. Wal-Mart stores are generally organized with 40 departments and offer a wide variety of merchandise, including apparel for women, girls, men, boys and infants. Each store also carries curtains, fabrics and notions, candy, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, cameras and supplies, health and beauty aids, pharmaceuticals and jewelry.

           Nationally advertised merchandise accounts for a majority of sales in the stores. The Company markets lines of merchandise under the store brands "Sam's American Choice", "Great Value", "Ol' Roy" and "Equate". The Company also markets lines of merchandise under licensed brands; some of which include "Faded Glory", "Kathie Lee", "Better Homes & Gardens", "White Stag", "McKids", "Popular Mechanics" and "Catalina".

           During the fiscal year ended January 31, 1997, domestic sales of general merchandise at Wal-Mart stores and Supercenters (which are subject to seasonal variance), including licensed departments, by product category were as follows:


                                              PERCENTAGE
          CATEGORY                             OF SALES

          Softgoods/domestics..............        25%
          Hardgoods........................        25
          Stationery and candy.............        11
          Pharmaceuticals..................        10
          Records and electronics..........         9
          Sporting goods and toys..........         8
          Health and beauty aids...........         8
          Shoes............................         2
          Jewelry..........................         2
                                                  100%


           Sales in pharmaceuticals are a combination of owned and licensed departments. While these percentages include sales of licensed departments, the Company records only the rentals received from the licensee as other income.

           Sam's offers bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items. Each Sam's also carries jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments which include bakery, meat and produce.

          McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, hardgood merchandise, health and beauty aids, toys and stationery. McLane is a wholesale distributor that sells its merchandise to a variety of retailers, including the Company's Wal-Mart stores, Supercenters and Sam's Clubs.

           Operations. Except for extended hours during certain holiday seasons, the majority of the Wal-Mart stores are open from 9:00 a.m. to 9:00 p.m. six days a week, and from 12:30 p.m. to 5:30 p.m. on Sundays, with the remainder of the stores being closed on Sunday. An increasing number of Wal-Mart stores and almost all of the Supercenter stores are open 24 hours each day. Wal-Mart stores maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores. During the year, the Company launched a co-branded credit card program through Chase Manhattan Bank. This card is also operated without recourse to the Company. Wal-Mart stores and Supercenters maintain a "satisfaction guaranteed" program to promote customer goodwill and acceptance.

           Sam's Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "Sam's Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Any credit issued under these programs are without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. Both business and individual members have an annual membership fee of $25 for the primary membership card.

           Operating hours vary among Sam's Clubs, but they are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m. Most Sam's are open Saturday from 9:30 a.m. to 8:30 p.m. and on Sunday from 11:00 a.m. to 6:00 p.m.

           Distribution. During the 1997 fiscal year, approximately 84% of the Wal-Mart stores' and Supercenters' purchases were shipped from Wal-Mart's 34 distribution centers, five located in both Arkansas and Texas; two in California, Florida, Indiana, Mississippi, New York and South Carolina; and one each in Alabama, Colorado, Georgia, Iowa, Kansas, Kentucky, New Hampshire, Ohio, Pennsylvania, Utah, Virginia and Wisconsin. The balance was shipped directly to the stores from suppliers. Each distribution center is designed to serve the distribution needs of approximately 80 to 140 stores, depending on the size of the center. The size of these distribution centers ranges from approximately 700,000 to 1,600,000 square feet. Sam's Clubs receive the majority of their merchandise via direct shipment from suppliers rather than from the Company's distribution centers.

            The McLane distribution centers buy, sell and distribute merchandise, primarily to the convenience store industry and they also service Wal-Mart stores, Supercenters and Sam's Clubs. The McLane Company has 19 distribution centers with two located in Arizona, California, Texas and Virginia, and one each in Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, Missouri, New York, North Carolina, Utah and Washington.

           Merchandising. Substantially all purchasing and merchandising for all stores is controlled from the home offices of the Company through centralized buying and planning practices. During the fiscal year 1997, no single supplier accounted for more than 4.6% of the Company's purchases.

           Store Management. Every retail outlet is managed by a store manager or club general manager and one or more assistant store or club managers. The Company is committed to ongoing training programs for managers, assistant managers and department managers in an effort to assure well trained future store management.

           Fiscal 1998 Expansion Plans. Domestically, the Company plans to open approximately 50 new Wal-Mart stores and 100 Supercenters. Approximately 70 of the new Supercenters will come from relocations or expansions of existing Wal-Mart stores. The Company also plans to open five to ten new Sam's Clubs and four distribution centers. International expansion includes 30 to 35 new Wal-Mart stores, Supercenters and Sam's Clubs in Argentina, Brazil, Canada, China, Indonesia, Mexico and Puerto Rico. The Company expenses its start-up costs for each new unit during the first full month of operation. Delays may be experienced in projected opening dates because of construction problems, weather and other reasons. There can be no assurance that planned expansion will proceed as scheduled.

           Seasonal Aspects of Operations. The Company's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

           Competition. The Company's Wal-Mart stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. Sam's Clubs compete with wholesale clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. The Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. The Company also competes with the other stores for new store sites. As of January 31, 1997, based on net sales, the Company ranked first among all retail department store chains and among all discount department store chains.

          The Company's competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company has many programs designed to meet the competitive needs of its industry. These include the "Everyday Low Price", "Item Merchandising", "Store-Within-a-Store", "Our Business is Saving Your Business Money" and "Buy America" programs. Although the Company believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this will continue.

           Employees (Associates). As of January 31, 1997, the Company had approximately 728,000 associates, an increase of approximately 53,000 associates for the year. Part-time associates are primarily sales personnel. Most associates participate in incentive programs which provide the opportunity to receive addition compensation based upon the Company's productivity or profitability.

          The Company maintains profit sharing plans under which most full-and many part-time associates participate following one year of employment with the Company. Annual contributions, based on the profitability of the Company, are made at the sole discretion of the Company. For the fiscal years ended January 31, 1992 through 1997, the Company has contributed approximately $130,000,000, $166,000,000, $166,000,000, $175,000,000,
$204,000,000 and $247,000,000, respectively.

           The Company also offers an associate stock ownership plan that provides for the voluntary purchase of the Company's common stock with a 15% match by the Company on up to $1,800 of annual stock purchases.

The Company also has stock option plans that provide certain management associates an opportunity to share in the long-term success of the Company. At January 31, 1997, approximately 7,000 management associates had been awarded stock options by the Company.

                     WAL-MART STORES, INC. AND SUBSIDIARIES
    SCHEDULE A TO ITEM 1 - DOMESTIC STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEARS ENDED JANUARY 31, 1992 THROUGH 1997

STORE COUNT
Fiscal Year                                                         Wal-Mart
 Ended            Wal-Mart Stores              Sam's Clubs       Supercenters           Total*3)
                                                                                                   Ending
Jan 31, Opened Closed Conversions*1) Total  Opened Closed Total  Opened Total   Opened*2) Closed  Balance
   Balance Forward                   1,568                  148             9                       1,725
 1992      148     1         1       1,714    61      1     208      1     10       209       2     1,932
 1993      159     1        24       1,848    48      0     256     24     34       207       1     2,138
 1994      141     2        37       1,950   162      1     417     38     72       304       3     2,439
 1995      109     5        69       1,985    21     12     426     75    147       136      17     2,558
 1996       92     2        80       1,995     9      2     433     92    239       113       4     2,667
 1997       59     2        92       1,960     9      6     436    105    344        81       8     2,740

NET SQUARE FOOTAGE
 Fiscal Year
  Ended      Wal-Mart Stores              Sam's Clubs       Wal-Mart Supercenters              Total           Sales Per
  Jan 31, Net Additions   Total    Net Additions   Total    Net Additions   Total    Net Additions   Sq. Ft.   Sq.Ft.*4)
Balance Forward      110,385,973               15,938,838                1,733,701               128,058,512
  1992   17,729,395  128,115,368    7,320,510  23,259,348      180,545   1,914,246   25,230,450  153,288,962   $ 306.33
  1993   19,251,060  147,366,428    7,444,530  30,703,878    4,037,493   5,951,739   30,733,083  184,022,045     325.86
  1994   16,185,442  163,551,870   19,670,804  50,374,682    6,762,080  12,713,819   42,618,326  226,640,371     324.42
  1995   10,109,978  173,661,848    1,335,742  51,710,424   14,087,725  26,801,544   25,533,445  252,173,816     336.10
  1996    8,188,223  181,850,071      825,020  52,535,444   16,791,559  43,593,103   25,804,802  277,978,618     335.13
  1997   (  193,017) 181,657,054      298,692  52,834,136   19,661,947  63,255,050   19,767,622  297,746,240     337.35

[FN]
<F1>
*1)  Wal-Mart store locations relocated or expanded as Wal-Mart Supercenters.
<F2>
*2)  Total Opened net of conversions of Wal-Mart stores to Supercenters.
<F>
*3) The Company also operated 63 Bud's Discount City units at January 31, 1997. These units are not included in the above store counts or square footage totals.
<F4>
*4) Includes only stores and clubs that were open at least twelve months as of January 31 of the previous year.

                     WAL-MART STORES, INC. AND SUBSIDIARIES
 SCHEDULE B TO ITEM 1 - INTERNATIONAL STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEARS ENDED JANUARY 31, 1992 THROUGH 1997

STORE COUNT
Fiscal         MEXICO                  CANADA           PUERTO RICO              ARGENTINA
Year     Wal-Mart    Sam's         Wal-Mart         Wal-Mart  Sam's            Wal-Mart    Sam's
Ended  Supercenters  Clubs  Total*   Stores  Total    Stores   Clubs  Total   Supercenters  Clubs  Total
1992         0         2       2        0       0        0       0       0            0       0       0
1993         0         3       3        0       0        2       0       2            0       0       0
1994         2         7       9        0       0        3       2       5            0       0       0
1995        11        22      33      123     123        5       2       7            0       0       0
1996        13        28      41      131     131        7       4      11            1       2       3
1997        18        28      46      136     136        7       4      11            3       3       6


Fiscal           BRAZIL                     INDONESIA                CHINA
Year     Wal-Mart    Sam's             Wal-Mart                Wal-Mart    Sam's
Ended  Supercenters  Clubs  Total    Supercenters   Total    Supercenters  Clubs  Total
1992         0         0       0           0           0           0         0       0
1993         0         0       0           0           0           0         0       0
1994         0         0       0           0           0           0         0       0
1995         0         0       0           0           0           0         0       0
1996         2         3       5           0           0           0         0       0
1997         2         3       5           2           2           1         1       2

NET SQUARE FOOTAGE
Fiscal          MEXICO                   CANADA                  PUERTO RICO              ARGENTINA
Year
Ended  Net Additions   Total*    Net Additions    Total    Net Additions    Total    Net Additions    Total
1992      162,535     162,535             0           0             0           0             0           0
1993      143,000     305,535             0           0       229,647     229,647             0           0
1994      946,717   1,252,252             0           0       339,260     568,907             0           0
1995    3,537,080   4,789,332    14,651,969  14,651,969       266,279     835,186             0           0
1996    1,091,123   5,880,455       872,446  15,524,415       478,848   1,314,034       438,787     438,787
1997    1,032,603   6,913,058       572,803  16,097,218             0   1,314,034       625,369   1,064,156

Fiscal         BRAZIL                  INDONESIA                    CHINA
Year
Ended  New Additions    Total    Net Additions    Total    Net Additions    Total
1992            0           0             0           0             0           0
1993            0           0             0           0             0           0
1994            0           0             0           0             0           0
1995            0           0             0           0             0           0
1996      772,221     772,221             0           0             0           0
1997            0     772,221       360,503     360,503       316,656     316,656

[FN]
* Through a joint venture, the Company also operated 25 discount stores, four combination stores, three supermarkets, seven specialty department stores and 67 restaurants as of January 31, 1997. These units are not included in the above store counts or square footage totals.

ITEM 2.   PROPERTIES

            The number and location of Wal-Mart stores, Supercenters and Sam's Clubs is incorporated by reference to the table under the caption "Fiscal 1997 End of Year Store Counts" on Page 19 of the Annual Report to Shareholders for the year ended January 31, 1997.

            The  Company  owns  1,232  properties  on  which  domestic  Wal-Mart stores and Supercenters are located and 280 of the properties on which domestic Sam's are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

           The  remaining  buildings  in which its present  stores  are  located are either leased from a commercial property developer, leased pursuant to a sale/leaseback arrangement or leased from a local governmental entity through an industrial revenue bond transaction. All of the Company's leases for its stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

           The  Company  operated  34 Wal-Mart distribution  facilities  and  19
McLane distribution facilities at January 31, 1997. These distribution facilities are primarily owned by the Company, and several are subject to mortgage securing loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

           The Company leases properties on which Canadian Wal-Mart stores are located. The Company owns four properties on which Puerto Rico operating units are located with the remaining units being leased. The Company owns properties on which the operating units in Argentina, Brazil, China and Mexico are located.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

                                                        Current
                                                        Position
     Name             Business Experience              Held Since     Age


David D. Glass        President and Chief Executive       1988         61
                      Officer.

S. Robson Walton      Chairman. From 1985 until his       1992         52
                      election as Chairman in 1992,
                      he served as Vice Chairman.

Donald G. Soderquist  Vice Chairman and Chief Operating   1988         63
                      Officer.

Paul R. Carter        Executive Vice President -          1995         56
                      Wal-Mart Stores, Inc. and
                      President - Wal-Mart Realty
                      Company.  Prior to 1995, he
                      served as Executive Vice
                      President and Chief Financial
                      Officer.

Thomas M. Coughlin    Executive Vice President -          1995         48
                      Store Operations.  Prior to
                      1995, he served as Senior Vice
                      President - Specialty Divisions.

David Dible           Executive Vice President            1995         49
                      Specialty Divisions.  Prior to
                      1995, he served as Senior Vice
                      President - Merchandising.

Joseph S. Hardin, Jr. Executive Vice President -          1995         52
                      Wal-Mart Stores, Inc. and
                      President and Chief Executive
                      Officer of Sam's Club Division.
                      Prior to October 1995, he served
                      as Executive Vice President -
                      Wal-Mart Stores, Inc. and Chief
                      Operating Officer of Wal-Mart
                      Stores Division.  Prior to January
                      1995, he served as President and
                      Chief Executive Officer of McLane
                      Company, Inc.  Prior to 1993, he
                      served as Executive Vice President -
                      Logistics and Personnel Adminis-
                      tration. Mr. Hardin announced his
                      intention to leave the Company in
                      April, 1997.

Bob L. Martin         Executive Vice President -          1993         48
                      Wal-Mart Stores, Inc. and President
                      and Chief Executive Officer of
                      Wal-Mart International Division.
                      Prior to 1993, he served as
                      Executive Vice President - Corporate
                      Information Systems.

John B. Menzer        Executive Vice President and        1995         46
                      Chief Financial Officer since
                      September 1995.  Prior to September
                      1995, he served as President and
                      Chief Operating Officer of Ben
                      Franklin Retail Stores, Inc.

H. Lee Scott, Jr.     Executive Vice President -          1995         48
                      Merchandising.  Prior to October
                      1995, he served as Executive Vice
                      President - Logistics.  Prior to
                      that, he served as Senior Vice
                      President - Logistics.

Nicholas J. White     Executive Vice President -          1989         52
                      Wal-Mart Supercenter Division.
                      Prior to 1989, he served as
                      Executive Vice President -
                      Sam's Clubs.

William G. Rosier     President and Chief Executive       1995         48
                      Officer of McLane Company, Inc.
                      Prior to 1995, he served as Senior
                      Vice President - Marketing and
                      Customer Services for McLane.

James A. Walker, Jr.  Senior Vice President and           1995         50
                      Controller.  Prior to 1995, he
                      served as Vice President and
                      Controller.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS

            The information required by this item is incorporated by reference of the information "Number of Shareholders of Record" under the caption "11 Year Financial Summary" on Pages 22 and 23, and all the information under the captions "Market Price of Common Stock", "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 37 of the Annual Report to Shareholders for the year ended January 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

            The information required by this item is incorporated by reference of all information under the caption "11 Year Financial Summary" on Pages 22 and 23 of the Annual Report to Shareholders for the year ended January 31, 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is furnished by incorporation by reference of all information under the caption "Management's Discussion and Analysis" on Pages 24 through 26 of the Annual Report to Shareholders for the year ended January 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this item is furnished by incorporation by reference of all information under the captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on Pages 26 through 34 of the Annual Report to Shareholders for the year ended January 31, 1997.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a)
of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Item 1:Election of Directors" on Pages 1 through 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on Page 10 and 11 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 6, 1997 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

            The   information   required   by  this   item   is   furnished   by
incorporation by reference of all information under the caption entitled "Executive Compensation", subcaptions "Summary Compensation Table", "Option Grants for Fiscal Year Ended January 31, 1997", and "Option Exercises and
Fiscal Year End Option Values" on Pages 4 through 6, and "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" on Page 8 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

            The information required by this item is furnished by incorporation by reference of all information under the caption "Equity Securities and Principal Holders of Wal-Mart Stock" on Pages 10 and 11 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The   information   required   by  this   item   is   furnished   by
incorporation by reference of all information under the caption "Interest of Management in Certain Transactions" on Page 9 of the Proxy Statement.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. & 2.   Consolidated Financial Statements

            The  financial  statements  listed  in  the  Index  to  Consolidated
Financial   Statements,  which  appears  on  Page  18,   are   incorporated   by
reference herein or filed as part of this Form 10-K.

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

          +10(f) Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to the registration statement on Form S-8 (File Number 33-55325).

          +10(g) A written description of a consulting agreement by and between Wal-Mart Stores, Inc. and Jack C. Shewmaker, is incorporated herein by reference to the description contained in the third paragraph under the caption "Compensation of Directors" on Page 8 in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of the Shareholders to be held on June 6, 1997.

          +10(h) Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

          +10(i)  Wal-Mart Stores, Inc. Officer Deferred Compensation Plan.

         *+10(j)  Wal-Mart Stores, Inc. Restricted Stock Plan.

          *13 All information incorporated by reference in Items 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1997.

          *21     List of the Company's Subsidiaries

          *23     Consent of Independent Auditors

          *27     Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

           The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended January 31, 1997.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Annual
                                                 Report to
                                                Shareholders
                                                  (page)

Covered by Report of Independent
   Auditors:

   Consolidated Statements of Income
     for each of the three years in the
     period ended January 31, 1997                  26

   Consolidated Balance Sheets at
     January 31, 1997 and 1996                      27

   Consolidated Statements of
     Shareholders' Equity for each
     of the three years in the
     period ended January 31, 1997                  28

   Consolidated Statements of Cash
     Flows for each of the three
     years in the period ended
     January 31, 1997                               29

   Notes to Consolidated Financial
     Statements, except Note 8                     30-34

Not Covered by Report of Independent
   Auditors:

   Note 8 - Quarterly Financial Data
     (Unaudited)                                    34


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



DATE:     April 21, 1997              BY:/s/David D. Glass
                                            David D. Glass
                                            President and Chief
                                            Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



DATE:     April 21, 1997                  /s/S. Robson Walton
                                             S. Robson Walton
                                             Chairman of the Board



DATE:     April 21 , 1997                /s/David D. Glass
                                            David D. Glass
                                            President, Chief Executive
                                            Officer and Director



DATE:     April 21 , 1997                /s/Donald G. Soderquist
                                            Donald G. Soderquist
                                            Vice Chairman, Chief
                                            Operating Officer
                                            and Director



DATE:     April 21, 1997                 /s/Paul R. Carter
                                            Paul R. Carter
                                            Executive Vice President,
                                            President - Wal-Mart Realty
                                            Company and Director



DATE:     April 21, 1997                 /s/John B. Menzer
                                            John B. Menzer
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




DATE:     April 21, 1997                 /s/James A. Walker, Jr.
                                            James A. Walker, Jr.
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer)


DATE:     April 21, 1997                 /s/John A. Cooper, Jr.
                                            John A. Cooper, Jr.
                                            Director


DATE:     April 21, 1997                 /s/Stephen Friedman
                                            Stephen Friedman
                                            Director


DATE:     April 21, 1997                  _________________________________
                                            Stanley C. Gault
                                            Director


DATE:     April 21, 1997                 /s/Frederick S. Humphries
                                            Frederick S. Humphries
                                            Director


DATE:     April 21, 1997                 /s/E. Stanley Kroenke
                                            E. Stanley Kroenke
                                            Director


DATE:     April 21, 1997                 /s/Elizabeth A. Sanders
                                            Elizabeth A. Sanders
                                            Director


DATE:     April 21, 1997                 /s/Jack C. Shewmaker
                                            Jack C. Shewmaker
                                            Director


DATE:     April 21, 1997                 /s/Paula Stern
                                            Paula Stern
                                            Director


DATE:     April 21, 1997                 /s/John T. Walton
                                            John T. Walton
                                            Director