Form 10-Q
period 1997-04-30
WAL MART STORES INC
filed 1997-06-10
CIK 104169

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Common  Stock,  $.10 Par Value -- 2,264,666,319 shares as  of  April  30,
1997.
                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                              April 30,     January 31,
                                                1997            1997
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $   726        $   883
Receivables                                        854            845
Inventories                                     15,919         15,897
Other current assets                               334            368
   Total current assets                         17,833         17,993

Property, plant and equipment                   23,667         23,182
Less accumulated depreciation                    5,172          4,849
   Net property, plant and equipment            18,495         18,333

Property under capital leases                    2,803          2,782
Less accumulated amortization                      819            791
   Net property under capital leases             1,984          1,991

Other assets and deferred charges                1,465          1,287

   Total assets                                $39,777        $39,604

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $ 7,747        $ 7,628
Other current liabilities                        4,251          3,329
   Total current liabilities                    11,998         10,957

Long-term debt                                   6,957          7,709
Long-term obligations under capital leases       2,307          2,307
Deferred income taxes and other                    473            463
Minority Interest                                1,060          1,025

Common stock and capital in excess of par value    762            775
Retained earnings                               16,653         16,768
Foreign currency translation adjustment       (    433)      (    400)
   Total shareholders' equity                   16,982         17,143

   Total liabilities and shareholders'
     equity                                    $39,777        $39,604

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1997, has been derived from the audited financial statements at that date, and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)
                                            Three Months Ended April 30,

                                                1997           1996
Net sales                                      $25,409        $22,772

Other income - net                                 275            235
                                                25,684         23,007
Costs and expenses:
   Cost of sales                                20,127         18,032
   Operating, selling and general
     and administrative expenses                 4,333          3,848
   Interest costs:
     Debt                                          134            169
     Capital leases                                 55             51
                                                24,649         22,100

Income before income taxes                       1,035            907
Provision for income taxes                         383            336

Net income                                     $   652        $   571

Net income per share                           $   .29        $   .25

Dividends per share                            $ .0675        $ .0525

Average shareholders' equity                   $17,063        $14,986

Return for the period on average
   shareholders' equity                           3.82%          3.81%

Average number of common shares outstanding      2,276          2,293

[FN]
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)

                                             Three Months Ended April 30,
                                                  1997          1996
Cash flows from operating activities:
   Net income                                  $     652      $    571

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   366           348
     Increase in inventories                   (      44)    (     217)
Increase in accounts payable                          92           948
     Noncash items and other                         217     (      10)
Net cash provided by operating activities          1,283         1,640

Cash flows from investing activities:
   Net capital additions                       (     512)    (     733)
   Other investing activities                  (     169)           63
Net cash used in investing activities          (     681)    (     670)

Cash flows from financing activities:
   Decrease in commercial paper                      -       (     884)
   Dividends paid                              (     150)    (     120)
   Purchase of Company Stock                   (     638)    (       2)
   Other financing activities                         29     (      15)
Net cash used in financing
   activities                                  (     759)    (   1,021)

Net decrease in cash and
   cash equivalents                            (     157)    (      51)
Cash and cash equivalents at beginning
   of year                                           883            83
Cash and cash equivalents at end of
   first quarter                                $    726      $     32



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                 $    260      $    105
Interest paid                                        200           225
Capital lease obligations incurred                    32            35


[FN]
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE A.  BASIS OF PRESENTATION
      The condensed consolidated balance sheet as of April 30, 1997, and the related condensed consolidated statements of income and cash flows for the three month periods ended April 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statement to conform to current presentation.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

     NOTE B.  INVENTORIES
      Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at April 30, 1997 would have been $304 million higher than reported, an increase in the LIFO reserve of $8 million from January 31, 1997. If the FIFO method had been used at April 30, 1996, inventories would have been $316 million higher than reported, an increase in the LIFO reserve of $5 million from January 31, 1996.

     NOTE C.  SUBSEQUENT EVENT
       In June 1997, the Company announced an agreement that, if consummated will result in a merger of the Mexican joint venture companies of Wal-Mart Stores, Inc. and Cifra, S.A. de C.V.(Cifra) with and into Cifra. Prior to the merger, Cifra will pay a dividend to its existing shareholders in the amount of $300 million. Under the agreement, the Company will receive approximately 38% to 40% of the outstanding voting shares of Cifra for the Company's joint venture interest. The Company will make a public tender offer of approximately $1.2 billion to acquire an additional 12% to 13% of Cifra's outstanding voting shares. After the merger and tender offer, the Company expects to own a majority of the voting stock of Cifra. Consummation of the proposed transactions are conditioned upon the approval of the proposed merger by Cifra's shareholders, receipt of applicable regulatory approvals and the successful completion of the public tender offer. If consummated, it is expected that Cifra's financial results will be consolidated in the Company's consolidated financial statements. The transaction should not have a material impact on the fiscal 1998 consolidated operating results.



  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      The quarter ended April 30, 1997, consisted of 89 days compared to 90 days in the quarter ended April 30, 1996. In spite of one fewer day in the quarter, sales increased 12% due to an increase in comparable store sales of 6%, International sales increases of 32%, and the Company's expansion activities. Domestic expansion activity in the first quarter of fiscal 1998 included two new Wal-Mart stores, one new Supercenter, two new Sam's Clubs, and the conversion of 17 Wal-Mart stores to Supercenters. International expansion included the addition of three units in Mexico. International sales accounted for 5% of total sales this quarter compared to 4% in last year's first quarter. Sam's Clubs sales as a percentage of total sales fell from 20% in last year's quarter to 18% this quarter.

      At April 30, 1997, the Company had 1,945 Wal-Mart stores, 362 Supercenters, and 438 Sam's Clubs in the United States, along with 6 Argentina units, 5 Brazilian units, 136 Canadian Wal-Mart stores, 2 stores in China, 2 Indonesian Supercenters (operated under a franchise agreement), 153 units in Mexico, and 11 units in Puerto Rico. This compares with 1,977 Wal-Mart stores, 267 Supercenters, and 432 Sam's Clubs in the United States, along with three units in Argentina, five units in Brazil, 134 Canadian Wal-Mart stores, 130 units in Mexico, and 11 units in Puerto Rico at the same time last year.

      The Company's gross profit as a percentage of sales decreased slightly from 20.82% in the first quarter of fiscal 1997 to 20.79% during the first quarter of fiscal 1998. The net change is comprised of a higher mix of food sales which have lower markon percents. This decrease in gross profit is offset because Sam's Clubs comprised a lower percentage of consolidated sales in fiscal 1998 at a lower contribution to gross margin than the stores.

      Operating, selling, general, and administrative expenses increased as a percentage of sales from 16.90% during the first quarter of fiscal 1997 to 17.05% for the first quarter of fiscal 1997. The increase in the expenses as a percentage of sales is due to higher payroll and benefit cost resulting from investments in front end service and in setting seasonal modulars during the first quarter. Additionally, because Sam's Clubs expenses as a percentage of sales are lower than the overall expense rate the decrease in Sam's Clubs sales discussed above increases the expense rate.

      Interest expense decreased $31 million in the first quarter of fiscal 1998 compared to the same period in fiscal 1997. The decrease is primarily due to the elimination of commercial paper enabled by enhanced cash flows, reduced capital spending and lower inventory levels.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in a change to earnings per share for the first quarter ended April 30, 1997 and April 30, 1996, as presented.


Liquidity and Capital Resources

      Cash flows provided by operating activities were $1,283 million in the first quarter of fiscal 1998 compared to $1,640 million in the first quarter of fiscal 1997. The Company continues to generate substantial operating cash flow through greater emphasis on inventory management. The substantial operating cash flow and cash balance at the beginning of the year enabled the Company to purchase $638 million of Company stock, pay dividends of $150 million, and invest $512 million in capital expenditures.

      At April 30, 1997, the Company had total assets of $39,777 million compared with $39,604 million at January 31, 1997. Working capital at April 30, 1997 was $5,835 million down $1,201 million from January 31,
1997. The ratio of current assets to current liabilities was 1.5 to 1.0 at April 30, 1997 and April 30, 1996 and 1.6 to 1.0 at January 31, 1997. The decrease in working capital is primarily due to the current classification of $750 million of debt which matures in the first quarter of fiscal 1999. Additionally, the Company has $500 million of debt maturing in September 1997.

     In March 1997, the Company announced its intention to purchase up to $2 billion of its common stock over the next 18 months. The Company also increased dividends by 29% in fiscal 1998 to $.27 per share. The purchase of Company stock and the payment of dividends decreased total shareholders' equity from January 31, 1997.

      As described in the notes to the condensed consolidated financial statements, the Company announced an agreement in which through a merger and tender offer, it would acquire a majority of the voting stock of Cifra S.A. de C.V. for $1.2 billion. If consummated, the transaction should not have a material impact on the fiscal 1998 consolidated operating results. The Company anticipates funding the tender offer with available cash and short-term financing.

       The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the past few years. Under shelf registration statements previously filed with the Securities and Exchange Commission the Company may issue debt securities aggregating $751 million. Operating cash flow along with the Company's ability to obtain short-term or long-term financing should provide sufficient cash to use for capital expenditures, pay dividends, meet maturing debt demands, and continue the common stock purchase plan.

                       PART II.  OTHER INFORMATION



Item 5. Other Information

      The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended April 30, 1997.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  June  10, 1997                   /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  June  10, 1997                   /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer