Form 10-K/A
period 1997-01-31
WAL MART STORES INC
filed 1997-06-20
CIK 104169

FORM 10-K/A
                                AMENDMENT 1
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

     The Report of Independent Auditors included in the registrant's Annual Report to Shareholders for the year ended January 31, 1997, was inadvertently omitted in the information incorporated by reference in Item 8 and in Exhibit 13 to Item 14 of Form 10-K. Items 8 and 14 of the registrant's Annual Report on Form 10-K are hereby amended in their entirety as follows:

                                  PART II


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The   information  required  by  this  item  is  furnished   by
incorporation   by  reference  of  all  information  under   the   captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" on Pages 26 through 35 of the Annual Report to Shareholders for the year ended January 31, 1997.


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

         +10(a) Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986.

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

         +10(i) Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i)from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996.

        *+10(j)  Wal-Mart Stores, Inc. Restricted Stock Plan.

        **13 All information incorporated by reference in Items 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1997.

         *21     List of the Company's Subsidiaries

         *23     Consent of Independent Auditors

         *27     Financial Data Schedule

*Previously filed as an Exhibit to this Annual Report on Form 10-K.

**Filed herewith as an Exhibit.

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



DATE:     June 19, 1997               BY:/s/David D. Glass
                                            David D. Glass
                                            President and Chief
                                            Executive Officer