Form 10-Q
period 1997-07-31
WAL MART STORES INC
filed 1997-09-09
CIK 104169

Page 13 of 13 (Form 10-Q)
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

            Applicable Only to Issuers Involved in Bankruptcy
              Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                           Yes _____  No _____

                  Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value -- 2,253,460,633 shares as of July 31, 1997.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                               July 31,      January 31,
                                                 1997           1997
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $   930        $   883
Receivables                                        919            845
Inventories                                     16,397         15,897
Other current assets                               288            368
   Total current assets                         18,534         17,993

Property, plant and equipment                   24,275         23,182
Less accumulated depreciation                    5,502          4,849
   Net property, plant and equipment            18,773         18,333

Property under capital leases                    2,822          2,782
Less accumulated amortization                      848            791
   Net property under capital leases             1,974          1,991

Other assets and deferred charges                1,392          1,287

   Total assets                                $40,673        $39,604

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $ 7,885        $ 7,628
Long-term debt due within one year               1,274            523
Other current liabilities                        3,376          2,806
   Total current liabilities                    12,535         10,957

Long-term debt                                   6,943          7,709
Long-term obligations under capital leases       2,306          2,307
Deferred income taxes and other                    467            463
Minority Interest                                1,159          1,025

Common stock and capital in excess of par value    776            775
Retained earnings                               16,907         16,768
Foreign currency translation adjustment       (    420)      (    400)
   Total shareholders' equity                   17,263         17,143

   Total liabilities and shareholders'
     equity                                    $40,673        $39,604

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1997, has been derived from the audited financial statements at that date, and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                            Three Months Ended         Six Months Ended
                                 July 31,                  July 31,

                              1997        1996        1997       1996
Net sales                   $28,386     $25,587     $53,795    $48,359
Other income - net              313         267         588        502
                             28,699      25,854      54,383     48,861
Costs and expenses:
   Cost of sales             22,478      20,336      42,605     38,368
   Operating, selling
     and general and
     administrative
     expenses                 4,767       4,180       9,100      8,028
   Interest costs:
     Debt                       137         163         271        332
     Capital leases              55          55         110        106
                             27,437      24,734      52,086     46,834

Income before income taxes    1,262       1,120       2,297      2,027
Provision for income taxes      467         414         850        750

Net income                  $   795     $   706     $ 1,447    $ 1,277

Net income per share        $   .35     $   .31     $   .64    $   .56

Dividends per share         $ .0675     $ .0525     $  .135    $  .105

Average shareholders'
  equity                    $17,123     $15,504     $17,203    $15,274

Return for the period
  on average
  shareholders' equity         4.64%       4.55%       8.41%      8.36%

Average number of
  common shares
  outstanding                 2,260       2,294       2,268      2,293

[FN]
See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                             Six Months Ended July 31,
                                                 1997          1996
Cash flows from operating activities:
   Net income                                  $  1,447       $ 1,277

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  770           707
     Increase in inventories                   (    514)     (    385)
     Increase in accounts payable                   248           778
     Increase in accrued liabilities                603           383
     Noncash items and other                   (     44)     (    315)
Net cash provided by operating activities         2,510         2,445

Cash flows from investing activities:
   Payments for property, plant and equipment  (  1,178)     (  1,395)
   Other investing activities                  (     41)           40
Net cash used in investing activities          (  1,219)     (  1,355)

Cash flows from financing activities:
   Decrease in commercial paper                      -       (    614)
   Payment of long-term debt                   (     19)     (    259)
   Dividends paid                              (    307)     (    241)
   Purchase of Company stock                   (  1,037)     (      2)
   Other financing activities                       119      (     33)
Net cash used in financing
   activities                                  (  1,244)      ( 1,149)

Net increase (decrease) in
   cash and cash equivalents                         47      (     59)
Cash and cash equivalents at beginning
   of year                                          883            83
Cash and cash equivalents at end of
   period                                       $   930       $    24



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                 $   990       $   784
Interest paid                                       395           454
Capital lease obligations incurred                   59           170

[FN]

See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION
      The condensed consolidated balance sheet as of July 31, 1997, and the related condensed consolidated statements of income and cash flows for the periods ended July 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items, except the one-time charge for closing the majority of the Bud's stores discussed in Item 2 of this Form 10-Q. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statement to conform to current presentation.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report.

NOTE B.  INVENTORIES
      Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at July 31, 1997, would have been $314 million higher than reported, an increase in the LIFO reserve of $18 million from January 31, 1997, and an increase of $10 million from April 30, 1997. If the FIFO method had been used at July 31, 1996, inventories would have been $321 million higher than reported, an increase in the LIFO reserve of $10 million from January 31, 1996, and an increase of $5 million from April 30, 1996.

NOTE C.  SUBSEQUENT EVENT
      A merger of the Mexican joint venture companies owned by Wal-Mart Stores, Inc. and Cifra, S.A. de C.V.(Cifra) with and into Cifra was consummated with an effective merger date of September 1, 1997. A Mexican trust (the "Trust") of which Wal-Mart is the sole beneficiary, received voting shares of Cifra equaling approximately 33.5% of the outstanding voting shares of Cifra in exchange for the Company's joint venture interests having a net book value of approximately $639 million. In connection with the merger, the Trust made a public tender offer to acquire 593,100,000 shares of the Series "A" Common Shares and Series "B" Common Shares of Cifra, which was consummated successfully on August 22, 1997. The purchase price of approximately $1.2 billion was paid on September 8, 1997, for the Cifra shares purchased in the tender offer. The Company funded the Trust purchase of Cifra shares out of its available cash. As a result of the merger and tender offer, Wal-Mart will hold approximately 51% of the outstanding voting shares of Cifra. The transaction will be accounted for using the purchase method and Cifra's financial results will be consolidated in the Company's consolidated financial statements during the third quarter of fiscal
1998. Cifra is not a significant subsidiary and the transaction should not have a material impact on the Company's consolidated operating results.
  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      Increased sales for the six month period ending July 31, 1997, were attributable to an increase in comparable sales in the Wal-Mart stores and Supercenters of 6%, an increase in Sam's Clubs comparable sales of 3%, and to the Company's expansion activities. Domestic expansion for the six month period included ten new Wal-Mart stores, five new Supercenters, five new Sam's Clubs, along with the conversion of 34 Wal-Mart stores to Supercenters. International expansion included the addition of one Wal-Mart store in Canada, one Supercenter in Brazil and four Mexican units. International sales accounted for 5% of total Company sales in the quarter and the six month period ended July 31, 1997, compared with 4% in the same periods of fiscal 1997. Sam's Clubs sales as a percentage of total Company sales fell from 19% in the quarter and the six month period ended July 31, 1996, to 18% for the same periods in fiscal 1998.

      At July 31, 1997, the Company had 1,935 Wal-Mart stores, 383 Supercenters, and 441 Sam's Clubs in the United States, along with six units in Argentina, six units in Brazil, 137 Wal-Mart stores in Canada, two units in China, two Indonesian Supercenters (operated under a franchise agreement), 156 units in Mexico, and 11 units in Puerto Rico. This compares with 1,958 Wal-Mart stores, 303 Supercenters and 434 Sam's Clubs in the United States, along with four units in Argentina, five units in Brazil, 134 Wal-Mart stores in Canada, 134 units in Mexico and 11 units in Puerto Rico at the same time last year.

      The Company's gross profit as a percentage of sales was 20.81% in the second quarter of fiscal 1998, compared with 20.52% in the second quarter of fiscal 1997; and increased from 20.66% for the first six months in fiscal 1997 to 20.80% in fiscal 1998. The increases are due primarily to changes in the percentages of total sales generated by certain operating units and to changes in the mix of merchandise sold. The decrease in Sam's Clubs' sales as a percentage of total sales favorably impacts the gross profit percentage as Sam's Clubs' gross profit percentage is lower than the Company's overall gross profit percentage. Additionally, improvements are due to stronger food margins and sales of summer seasonal merchandise with fewer markdowns this year when compared to the previous year periods.

       Operating, selling and general, and administrative expenses increased as a percentage of sales from 16.34% during the second quarter of fiscal 1997 to 16.79% during the second quarter of fiscal 1998, and increased from 16.60% for the six month period ended July 31, 1996, to 16.92% for the six month period ended July 31, 1997. During the second quarter of fiscal 1998, the Company took a one-time charge of $50 million for closing the majority of the Bud's Discount City stores. This charge was reflected in operating income due to its immateriality to the Company's results of operations and since the Company continues to operate eight Bud's Discount City stores. Without the one-time charge, expenses would have been 16.62% of sales for the second quarter and 16.82% for the six month period ended July 31, 1997. The remainder of the increase is primarily due to payroll and related benefit costs.

      Interest expense decreased $26 million in the second quarter of fiscal 1998 and $57 million in the six month period ended July 31, 1997, when compared with the same periods in fiscal 1997. The decrease is primarily due to the elimination of commercial paper enabled by enhanced cash flows, reduced capital spending and lower inventory levels.


Liquidity and Capital Resources

      Cash flows provided by operating activities were $2,510 million in the first six months of fiscal 1998 compared to $2,445 million in the same period of fiscal 1997. The Company continues to generate substantial operating cash flow through greater emphasis on inventory management. The Company utilized its operating cash flow and cash balance at the beginning of the year to purchase $1,037 million of Company stock, pay dividends of $307 million, and invest $1,178 million in capital expenditures.

      At July 31, 1997, the Company had total assets of $40,673 million compared with $39,604 million at January 31, 1997. Working capital at July 31, 1997, was $5,999 million, down $1,037 million from January 31, 1997. The ratio of current assets to current liabilities was 1.5 to 1.0 at July 31, 1997, and July 31, 1996, and 1.6 to 1.0 at January 31, 1997.
The decrease in working capital and the current ratio is primarily due to the current classification of $750 million of debt that matures in the first quarter of fiscal 1999. Additionally, the Company has $500 million of debt maturing in September 1997.

     In March 1997, the Company announced its intention to purchase up to $2 billion of its common stock over the next 18 months. The Company also increased dividends by 29% in fiscal 1998 to $.27 per share.

      As described in the notes to the condensed consolidated financial statements, the Company paid approximately $1.2 billion on September 8, 1997, to acquire 593,100,000 common shares of Cifra. The Company funded the purchase with its available cash. The transaction should not have a material impact on the Company's consolidated operating results.

       The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the past few years. Under shelf registration statements previously filed with the Securities and Exchange Commission, the Company may issue debt securities aggregating $751 million. Operating cash flow along with the Company's ability to obtain short-term or long-term financing should provide sufficient cash to use for capital expenditures, pay dividends, meet maturing debt demands, and continue the common stock purchase plan.
Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (FASO) issued Statement No. 128, `Earnings per Share', which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting the new standard will not result in a change to earnings per share for the quarter or six month periods ended July 31, 1997, and July 31, 1996, as presented.

      In June 1997, the FASB issued Statement No. 130, `Reporting Comprehensive Income', which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company anticipates adopting this Statement in fiscal 1999. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operation or financial position.

      Also in June, the FASB issued Statement No. 131, `Disclosures about Segments of an Enterprise and Related Information', which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company anticipates adopting this Statement in fiscal 1999. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operation or financial position.

                       PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Shareholders' Meeting was held June 6, 1997, in Fayetteville, Arkansas.

Election of Directors:

      At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement dated April 10, 1997.

                                            Against or               Broker
                             For         Withheld  Abstentions  Non-Votes
Paul R. Carter             2,025,557,447  14,469,930      0         0
John A. Cooper, Jr.        2,025,570,067  14,457,310      0         0
Stephen Friedman           2,025,536,353  14,491,024      0         0
Stanley C. Gault           2,022,263,065  17,764,312      0         0
David D. Glass             2,025,225,847  14,801,530      0         0
Dr. Frederick S. Humphries 2,024,914,038  15,113,339      0         0
E. Stanley Kroenke         2,025,265,511  14,761,866      0         0
Elizabeth A. Sanders       2,025,412,717  14,614,660      0         0
Jack C. Shewmaker          2,022,162,071  17,865,306      0         0
Donald G. Soderquist       2,025,521,589  14,505,788      0         0
Dr. Paula Stern            2,024,954,950  15,072,427      0         0
John T. Walton             2,025,489,788  14,537,589      0         0
S. Robson Walton           2,025,504,021  14,523,356      0         0

Proposal to Adopt the Director Compensation Plan:

     The shareholders approved the adoption of the Director Compensation Plan. The Plan requires each director to take at least one-half of his or her retainer in the form of Wal-Mart stock or deferred stock units. The stock units are equivalent in value to Wal-Mart stock. The number of shares of Wal-Mart stock issued or stock units credited to a director is determined based on the stock price on the last business day of each calendar quarter. The remainder of the retainer may be taken in either of these two ways, or it may be taken in cash or deferred in an interest-bearing account. Upon retirement, a director may elect to receive deferred amounts in a single lump sum payment or in installment payments over a ten-year period. The Plan will be administered by the Compensation and Nominating Committee of the Board of Directors.

                            Against or                 Broker
              For            Withheld    Abstentions  Non-Votes
          2,008,924,977    23,565,227     7,537,173      0

Shareholder Proposal:

   The Shareholders rejected a shareholder proposal requesting the Board of Directors to report, without confidential information and at reasonable cost, on its Standards for Vendor Partners, and review compliance mechanisms for vendors, subcontractors and buying agents in the countries where it sources.

                         Against or                       Broker
              For         Withheld       Abstentions     Non-Votes
           57,421,653    1,744,237,072    77,138,551    161,230,101

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended July 31, 1997.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  September 9, 1997                /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  September 9, 1997                /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer