Form 10-Q
period 1997-10-31
WAL MART STORES INC
filed 1997-12-10
CIK 104169

Page 10 of 10 (Form 10-Q)
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

Commission file number 1-6991

                            WAL-MART STORES, INC.
         (Exact name of registrant as specified in its charter)

              Delaware                    ___________71-0415188__________
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

     702 S.W. Eighth Street
      Bentonville, Arkansas               ____________72716______________
(Address of principal executive offices)            (Zip Code)

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

Common  Stock, $.10 Par Value -- 2,245,907,170 shares as of  October  31,
1997.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                             October 31,    January 31,
                                                1997           1997
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $   728        $   883
Receivables                                      1,310            845
Inventories                                     19,303         15,897
Other current assets                               293            368
   Total current assets                         21,634         17,993

Property, plant and equipment                   26,540         23,182
Less accumulated depreciation                    5,832          4,849
   Net property, plant and equipment            20,708         18,333

Property under capital leases                    2,926          2,782
Less accumulated amortization                      874            791
   Net property under capital leases             2,052          1,991

Other assets and deferred charges                1,778          1,287

   Total assets                                $46,172        $39,604

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                               $ 1,530        $   -
Accounts payable                                10,518          7,628
Long-term debt due within one year               1,023            523
Other current liabilities                        3,794          2,806
   Total current liabilities                    16,865         10,957

Long-term debt                                   6,690          7,709
Long-term obligations under capital leases       2,395          2,307
Deferred income taxes and other                    758            463
Minority interest                                1,909          1,025

Common stock and capital in excess of par value    775            775
Retained earnings                               17,226         16,768
Foreign currency translation adjustment       (    446)      (    400)
Total shareholders' equity                      17,555         17,143

[FN]
<F1>
   Total liabilities and shareholders'
     equity                                    $46,172        $39,604

See accompanying notes to condensed consolidated financial statements.
<F2>
*Note: The balance sheet at January 31, 1997, has been derived from the audited financial statements at that date and condensed.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)


                            Three Months Ended       Nine Months Ended
                                October 31,             October 31,

                              1997        1996        1997       1996
Net sales                   $28,777     $25,644     $82,572    $74,003
Other income - net              341         434         954        926
                             29,118      26,078      83,526     74,929
Costs and expenses:
   Cost of sales             22,680      20,416      65,285     58,784
   Operating, selling
     and general and
     administrative
     expenses                 4,958       4,365      14,058     12,393
   Interest costs:
     Debt                       142         158         413        490
     Capital leases              56          54         166        160
                             27,836      24,993      79,922     71,827

Income before income taxes
   and minority interest      1,282       1,085       3,604      3,102
Provision for income taxes      474         402       1,333      1,152

Income before minority
interest                        808         683       2,271      1,950
Minority interest           (    16)          1     (    32)        11

Net income                  $   792     $   684     $ 2,239    $ 1,961

Net income per share        $   .35     $   .30     $   .99    $   .86

Dividends per share         $ .0675     $ .0525     $ .2025    $ .1575

Average shareholders'
  equity                    $17,409     $16,086     $17,349    $15,569

Return for the period
  on average
  shareholders' equity         4.55%       4.25%      12.91%     12.60%

Average number of
  common shares
  outstanding                 2,253       2,294       2,262      2,293

[FN]
See accompanying notes to condensed consolidated financial statements.

          WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                           Nine Months Ended October 31,
                                                 1997          1996
Cash flows from operating activities:
   Net income                                  $  2,239       $ 1,961

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                1,178         1,061
     Increase in inventories                   (  3,221)     (  3,036)
     Increase in accounts payable                 2,405         3,014
     Noncash items and other                        647      (     37)
Net cash provided by operating activities         3,248         2,963

Cash flows from investing activities:
   Net capital additions                       (  1,894)     (  2,217)
   Proceeds from sale of photo finishing plants     -             464
   Acquisition of controlling interest
      of Cifra, S.A. de C.V.                   (    770)          -
   Other investing activities                        72           271
Net cash used in investing activities          (  2,592)     (  1,482)

Cash flows from financing activities:
   Increase (decrease) in commercial paper        1,523      (  1,346)
   Net proceeds from formation of real estate
      investment trust (REIT)                       -             632
   Payment of long-term debt                   (    523)     (    371)
   Dividends paid                              (    459)     (    361)
   Purchase of Company stock                   (  1,367)     (      2)
   Other financing activities                        15      (     40)
Net cash used in financing activities          (    811)     (  1,488)

Net decrease in cash and cash equivalents      (    155)     (      7)
Cash and cash equivalents at beginning
   of year                                          883            83
Cash and cash equivalents at end of
   period                                      $    728       $    76



Supplemental Disclosure of Cash Flow Information:

Income tax paid                                $  1,396       $ 1,278
Interest paid                                       598           669
Capital lease obligations incurred                  176           213

[FN]

See accompanying notes to condensed consolidated financial statements.


                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION
     The condensed consolidated balance sheet as of October 31, 1997, and the related condensed consolidated statements of income and cash flows for the periods ended October 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statement for the quarter and year-to-date to conform to current presentation.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

NOTE B.  INVENTORIES
      Inventories are valued at the lower of cost or market value, using the last-in, first-out (LIFO) method for substantially all inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out
(FIFO) method of accounting had been used by the Company, inventories at October 31, 1997, would have been $344 million higher than reported, an increase in the LIFO reserve of $48 million from January 31, 1997, and an increase of $30 million from July 31, 1997. If the FIFO method had been used at October 31, 1996, inventories would have been $321 million higher than reported, an increase in the LIFO reserve of $10 million from January 31, 1996.

NOTE C.  ACQUISITION
      A merger of the Mexican joint venture companies owned by Wal-Mart Stores, Inc. and Cifra, S.A. de C.V. ("Cifra") with and into Cifra was consummated with an effective merger date of September 1, 1997. A Mexican trust (the "Trust"), of which Wal-Mart is the sole beneficiary, received voting shares of Cifra equaling approximately 33.5% of the outstanding voting shares of Cifra in exchange for the Company's joint venture interests having a net book value of approximately $644 million. In connection with the merger, the Trust made a public tender offer to acquire 593,100,000 shares of the Series "A" Common Shares and Series "B" Common Shares of Cifra, closed successfully on August 22, 1997, for approximately $1.2 billion. The impact from the Cifra transaction was a net decrease in cash of $770 million after consolidation of Cifra's cash balance. The transaction has been accounted for as a purchase. The net assets and liabilities acquired are recorded at fair value as follows (in millions):

          Receivables                             $   83
          Inventories                                199
          Net property, plant and equipment        1,606
          Goodwill                                   592
          Accounts payable                        (  448)
          Deferred income taxes                   (  262)
          Minority interest                       (  778)
          Other                                        4
                                                     996
          Investment in unconsolidated
            subsidiary exchanged                  (  226)
          Net cash outlay                         $  770

The goodwill is being amortized over 40 years. As a result of the merger and tender offer, Wal-Mart holds approximately 51% of the outstanding voting shares of Cifra. The results of operations for Cifra since the effective merger date have been included in the Company's results. Pro forma results of operations are not presented due to the insignificant differences from the historical results.


  Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      The 12% sales increase for both the quarter and nine-month period ending October 31, 1997, were attributable to an increase in comparable sales in the Wal-Mart stores and Supercenters of 7%, an increase in Sam's Clubs' comparable sales of 3%, and to the Company's expansion activities. Domestic expansion for the nine-month period included 20 new Wal-Mart stores, 17 new Supercenters, eight new Sam's Clubs, along with the conversion of 75 Wal-Mart stores to Supercenters, and the relocation or expansion of three Wal-Mart stores (one was closed). International expansion included the addition of two Supercenters in Argentina, three Supercenters in Brazil, eight Wal-Mart stores in Canada, one unit in China, 244 Mexican units (including 232 Cifra acquisition units) and one Wal-Mart store in Puerto Rico. International sales accounted for 6% of total Company sales in the quarter and the nine-month period ended October 31, 1997, compared with 5% in the same periods in fiscal 1997. Sam's Clubs sales as a percentage of total Company sales fell from 19% in the quarter and the nine-month period ended October 31, 1996, to 18% for the same periods in fiscal 1998.

      At October 31, 1997, the Company had 1,904 Wal-Mart stores, 436 Supercenters, and 444 Sam's Clubs in the United States, along with eight units in Argentina, eight units in Brazil, 144 Wal-Mart stores in Canada, three units in China, 396 units in Mexico and 12 units in Puerto Rico. This compares with 1,948 Wal-Mart stores, 335 Supercenters and 437 Sam's Clubs in the United States, along with four units in Argentina, five units in Brazil, 135 Wal-Mart stores in Canada, two units in China, 139 units in Mexico, and 11 units in Puerto Rico at the same time last year.

      The Company's gross profit as a percentage of sales was 21.19% in the third quarter of fiscal 1998, up from 20.39% in the third quarter of fiscal 1997, and was 20.94% for the first nine months in fiscal 1998, up from 20.57% for the same period in fiscal 1997. During the third quarter of fiscal 1997, the Company made a strategic decision to reduce the merchandise assortment in selected categories that resulted in one-time markdowns. Without these charges, the gross profit percentage would have been up .39% as a percentage of sales for the third quarter and up .26% as a percentage of sales for the nine-month period. These increases resulted from improvements in the mix of merchandise sold and from better inventory management. The strong emphasis placed on inventory management has reduced markdowns and shrinkage.

      Operating, selling, general, and administrative expenses increased as a percentage of sales from 17.02% during the third quarter of fiscal 1997 to 17.23% during the third quarter of fiscal 1998, and increased from 16.75% for the nine-month period ended October 31, 1996, to 17.03% for the nine-month period ended October 31, 1997. A contributing factor in the increase for the year is the one-time charge of $50 million for closing the majority of the Bud's Discount City stores during the second quarter of fiscal 1998. This charge was reflected in operating income due to its immateriality to the Company's results of operations and since the Company continues to operate eight Bud's Discount City stores. Without this charge, year to date expenses as a percentage of sales would have been 16.97%, up .22% from a year ago. The increase in operating expenses for both the quarter and year to date are primarily attributable to associate compensation and related benefit costs.

      The Company has been evaluating and adjusting all date-sensitive systems and equipment for compliance with the year 2000. The majority of the compliance is expected to be performed by Company associates. Through the end of the third quarter, approximately 41% of the required conversions have occurred. The Company anticipates completing all remaining conversions during fiscal 1999. The total estimated cost of the conversion is $12 million, which is being expensed as incurred.

      Other income decreased as a percentage of sales from 1.69% during the third quarter of fiscal 1997 to 1.18% during the third quarter of fiscal 1998, and decreased from 1.25% during the nine-month period ended October 31, 1996, to 1.16% for the nine-month period ended October 31, 1997. This decrease is attributable principally to a gain recognized in the third quarter of fiscal 1997 on the sale of the photo finishing plants and accompanying distribution network.

      Interest expense decreased $14 million in the third quarter of fiscal 1998 and decreased $71 million in the nine-month period ended October 31, 1997, when compared with the same periods in fiscal 1997. The Company incurred short-term borrowings during the third quarter of fiscal 1998 when additional cash was required to acquire the controlling interest in Cifra, repay maturing long-term debt and continue with the Company's stock repurchase program.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $3,248 million during the first nine months of fiscal 1998 compared with $2,963 million in the first nine months of fiscal 1997. As described in Note C to the condensed consolidated financial statements on pages 5 and 6 of this Form 10-Q, during the third quarter of fiscal 1998, the Company acquired the controlling interest in Cifra pursuant to the merger of the Mexican joint venture companies owned by the Company and Cifra into Cifra and the purchase of $1,205 million of Cifra shares. The impact from the Cifra transaction was a net decrease in cash of $770 million after consolidation of Cifra's cash balance. For the year, the Company has invested $1,894 million in capital assets and purchased $1,367 million of Company stock.

     At October 31, 1997, the Company had total assets of $46,172 million compared with $39,604 million at January 31, 1997. Working capital at October 31, 1997, was $4,769 million, down $2,267 million from January 31, 1997. The ratio of current assets to current liabilities was 1.3 to
1.0 at October 31, 1997, 1.5 to 1.0 at October 31, 1996 and 1.6 to 1.0 at
January 31, 1997. The decrease in working capital and the current ratio is due to the current classification of $750 million of debt that matures in first quarter of fiscal 1999 and the use of short-term financing for investment in non-current assets, repurchasing Company stock and repaying maturing long-term debt.

       The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining financing in view of its excellent credit rating and favorable experiences in the debt market in the past few years. Cash flow provided by operations and the Company's ability to obtain short-term or long-term financing should be adequate to fund the Company's expansion program, pay dividends, meet maturing debt demand and continue the Company stock repurchase program. Also, the Company may issue debt securities aggregating $751 million under shelf registration statements previously filed with the Securities and Exchange Commission.

Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, `Earnings per Share', which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting the new standard will not result in a change to earnings per share for the quarter or nine-month periods ended October 31, 1997, and October 31, 1996, as presented.

      In June 1997, the FASB issued Statement No. 130, `Reporting Comprehensive Income', which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company anticipates adopting this Statement in fiscal 1999. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

      Also in June, the FASB issued Statement No. 131, `Disclosures about Segments of an Enterprise and Related Information', which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company anticipates adopting this Statement in fiscal 1999. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the quarter ended October 31, 1997.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date:  December 8, 1997                 /s/David D. Glass______________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  December 8, 1997                 /s/John B. Menzer______________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer