Form 10-K
period 1998-01-31
WAL MART STORES INC
filed 1998-04-23
CIK 104169

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


[X]   Annual  report  pursuant to section 13 or  15(d)  of  the  Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1998, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     Commission file number 1-6991.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 1998, was $67,141,204,191. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

<PAGE 2>

     The registrant had 2,239,826,615 shares of Common Stock outstanding as of March 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 1998, are incorporated by reference into
Part III and IV of this Form 10-K.



                 FORWARD-LOOKING STATEMENTS OR INFORMATION

      This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

     All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

</PAGE 2>

<PAGE 3>

                           WAL-MART STORES, INC.
                          FORM 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED JANUARY 31, 1998

                                  PART I

ITEM 1.   BUSINESS

      Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") is the United States' largest retailer measured by total revenues. During the fiscal year ended January 31, 1998, the Company had net sales of $117,958,000,000.

          (a)  Historical Development of Business

           Domestically, at January 31, 1998, the Company operated 1,921 discount stores and 441 Supercenters, and 443 Sam's Clubs. A table summarizing information concerning additions of units and square footage for domestic discount stores, Supercenters and Sam's Clubs since January 31, 1993, is included as Schedule A to Item I found on page 11 of this annual report.

           During fiscal 1998, a merger of the Mexican joint venture companies owned by the Company and Cifra, S.A. de C.V. ("Cifra") with and into Cifra was consummated with an effective merger date of September 1, 1997. The Company received voting shares of Cifra equaling approximately 33.5% of the outstanding voting shares of Cifra in exchange for the Company's joint venture interests. The Company then acquired 593,100,000 shares of the Series "A" Common Shares and Series "B" Common Shares of Cifra in a cash tender offer. As a result of the merger and tender offer, the Company holds approximately 51% of the outstanding voting shares of Cifra. The results of operations for Cifra since the effective merger date are included in the Company's results. Prior to the merger, the joint venture units controlled by the Company were consolidated while those units controlled by Cifra were accounted for under the equity method. See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of Part II found on page 16 of this annual report for additional information regarding our acquisitions. At January 31, 1998, Cifra operated 28 warehouse clubs, 27 Supercenters, 36 Superamas (traditional supermarkets), 62 Bodegas (discount stores), 33 Aurreras (combination stores including both general merchandise and grocery), 38 Suburbias (specialty department stores) and 178 Vips (restaurants) throughout Mexico.

           In fiscal 1998, the Company's subsidiary, Wal-Mart Brasil Participacoes S.A. acquired the 40% interest of its minority joint venture partner, Lojas Americanas S.A.(Lojas). On the same day that the minority interest was acquired, a 5% minority interest was sold to Carlos Alberto Sicupira, a principal in Banco de Investimentos Garantia S.A., which indirectly controls Lojas, at the same price per share at which Lojas sold its minority interest. Because the transaction closed on December 30, 1997, which was the joint venture's fiscal year end, the Company's results of operations for fiscal 1998 include only the financial results of the joint venture attributable to the Company's original ownership percentage. See Note 6 of Notes to Consolidated Financial Statements incorporated by

</PAGE 3>

<PAGE 4>

reference in Item 8 of Part II found on page 16 of this annual report for additional information regarding our acquisitions.

           In fiscal 1998, the Company along with joint-venture partner, Dongguan Donghu Industrial Corporation, added one unit in the People's Republic of China. With the addition of this unit, at January 31, 1998, we operated three units under various joint venture agreements in the People's Republic of China.

           In fiscal 1998, the Company acquired the Wertkauf hypermarket chain in Germany, as well as certain real estate. The 21 acquired hypermarkets are one-stop shopping centers that offer a broad assortment of high quality general merchandise and food and are similar to the Wal-Mart Supercenter format in the United States. The transaction closed on December 30, 1997, Wertkauf's fiscal year end. Therefore, the acquired assets are included in the January 31, 1998, consolidated balance sheet and the results of operations will be included beginning in fiscal 1999. See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of Part II found on page 16 of this annual report for additional information regarding our acquisitions. At January 31, 1998, the Company operated 21 hypermarkets in Germany.

           Internationally, at January 31, 1998, we operated nine units in Argentina, eight units in Brazil, 144 units in Canada, three units in
China, 21 units in Germany, 402 units in Mexico and 14 units in Puerto Rico. A table summarizing information concerning additions of units and square footage for international units operated since fiscal 1993 is included as Schedule B to Item 1 found on page 12 of this annual report.

          (b)  Financial information about the Company's industry segments

           The Company is principally engaged in the operation of mass merchandising stores which serve our customers primarily through the operation of three segments.

           In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. We identify our segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company's discount stores and Supercenters in the United States. The Sam's Club segment includes the warehouse membership clubs in the United States. The international segment includes all operations in Argentina, Brazil, Canada, China, Germany, Mexico and Puerto Rico. For the financial results of the Company's operating segments, see
Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 16 of this annual report.

          (c)  Narrative Description of Business

          The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam
M.  Walton  opened  a  franchise Ben Franklin  variety  store  in  Newport,

</PAGE 4>

<PAGE 5>

Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (discount store) was opened. In fiscal 1984, the Company opened its first three Sam's Clubs, and in fiscal 1988, its first Wal-Mart Supercenter (combination full-line supermarket and discount store). In fiscal 1992, the Company began its first international initiative when the Company entered into a joint venture in which it had a 50% interest with Cifra. Our international presence has continued to expand and at January 31, 1998, we had operations in six countries and Puerto Rico.

WAL-MART STORES OPERATING SEGMENT

          The Wal-Mart Stores segment which includes the Company's discount stores and Supercenters in the United States had sales of $83,820,000,000, $74,840,000,000 and $66,271,000,000 for the three years ended January 31,
1998, 1997, and 1996, respectively. During the most recent fiscal year, no single discount store or Supercenter location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 16 of this annual report for additional information regarding our segments.

           General. We operate Wal-Mart discount stores in all 50 states. The average size of a discount store is approximately 93,400 square feet. Wal-Mart Supercenters are located in 28 states and the average size of a Supercenter is 182,200 square feet. Our Supercenter prototypes range in size from 110,000 square feet to 234,000 square feet.

            Merchandise.    Wal-Mart  discount  stores  and   the   general
merchandise area of the Supercenters are generally organized with 40 departments and offer a wide variety of merchandise, including apparel for women, girls, men, boys and infants. Each store also carries domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and accessories, cameras and supplies, health and beauty aids, pharmaceuticals and jewelry. In addition, the stores offer an assortment of grocery merchandise, with the assortment in Supercenters being broader and including meat, produce, deli, bakery, dairy, frozen foods and dry grocery.

           Nationally advertised merchandise accounts for a majority of sales in the stores. The Company markets lines of merchandise under store brands including but not limited to "Sam's American Choice", "One Source", "Great Value", "Ol' Roy" and "Equate". The Company also markets lines of merchandise under licensed brands; some of which include "Faded Glory", "Kathie Lee", "White Stag", "Better Homes & Gardens", "Popular Mechanics", "Catalina", "McKids", "Basic Equipment" and "House Beautiful".

</PAGE 5>

<PAGE 6>

           During the fiscal year ended January 31, 1998, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:
                                              PERCENTAGE
          CATEGORY                             OF SALES

          Hardgoods........................        23
          Softgoods/domestics..............        21
          Grocery, candy and tobacco.......        14
          Pharmaceuticals..................         9
          Records and electronics..........         9
          Sporting goods and toys..........         8
          Health and beauty aids...........         7
          Stationery ......................         5
          Shoes............................         2
          Jewelry..........................         2
                                                  100%

           Operations. Hours of operations vary by location, but generally range from 7:00 a.m. to 11:00 p.m. six days a week, and from 10:00 a.m. to 8:00 p.m. on Sunday for discount stores and Supercenters. In addition, an increasing number of discount stores and almost all of the Supercenters are open 24 hours each day. Wal-Mart discount stores and Supercenters maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores.

           Seasonal Aspects of Operations. The Wal-Mart Stores operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

           Competition. Our discount stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. The Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. As of January 31, 1998, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

          The Company's competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company has many programs designed to meet the competitive needs of its industry. These include "Everyday Low Price", "Item Merchandising", "Store-Within-a-Store" and "Buy America" programs. Although the Company believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this will continue.

           Distribution. During the 1998 fiscal year, approximately 83% of the Wal-Mart discount stores' and Supercenters' purchases were shipped from

</PAGE 6>

<PAGE 7>

Wal-Mart's 38 distribution centers, seven of which are grocery distribution centers. The balance of merchandise purchased was shipped directly to the stores from suppliers. The 38 centers are located throughout the continental United States. Five distribution centers are located in each of Arkansas and Texas; three in South Carolina; two in each of California, Florida, Indiana, Mississippi and New York; and one in each of Alabama, Colorado, Georgia, Iowa, Illinois, Kansas, Kentucky, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Wisconsin. Each distribution center serves the distribution needs of approximately 80 to 100 stores, depending on the size of the center. The size of these distribution centers ranges from approximately 600,000 to 1,700,000 square feet.

SAM'S CLUB OPERATING SEGMENT

           The Sam's Club segment which includes the warehouse membership clubs in the United States had sales of $20,668,000,000, $19,785,000,000 and $19,068,000,000 for the three years ended January 31, 1998, 1997, and 1996, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 16 of this annual report for additional information regarding our segments.

           General. The Company operates Sam's Clubs in 48 states. The average size of a Sam's Club is approximately 120,900 square feet, and club sizes generally range between 90,000 and 150,000 square feet of building area.

           Merchandise. Sam's offers bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items. Each Sam's also carries software and electronic goods, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments which include bakery, meat and produce.

          Operations. Operating hours vary among Sam's Clubs, but they are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m. Most Sam's are open Saturday from 9:30 a.m. to 8:30 p.m. and on Sunday from 11:00 a.m. to 6:00 p.m.

           Sam's Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "Sam's Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Any credit issued under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. In fiscal 1998, both business and individual members paid an annual membership fee of $25 for the primary membership card with a spouse card available for an additional $10. Beginning in fiscal 1999, the annual membership fee for a business member increased to $30 for the primary membership card with a spouse card

</PAGE 7>

<PAGE 8>

available at no additional cost. The annual membership fee for an individual member increased to $35 for the primary membership card with a spouse card available at no additional cost.

            Seasonal Aspects of Operations. The Sam's Club operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

           Competition. Sam's Clubs compete with warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. The Company also competes with others for new store sites. As of January 31, 1998, based on net sales, the Sam's Club segment ranked second among all warehouse clubs.

          Distribution. During fiscal 1998, approximately 60% of the Sam's Club purchases were shipped from distribution facilities, eight of which are food distribution facilities. The balance was shipped directly to the clubs from suppliers. A combination of Company owned and operated facilities and third-party facilities comprises the overall distribution structure.

INTERNATIONAL OPERATING SEGMENT

           The International Segment includes operations of the Company's wholly-owned subsidiaries in Argentina, Canada, Germany and Puerto Rico, joint ventures in China and majority-owned subsidiaries in Brazil and Mexico. Sales for the three years ended January 31, 1998, 1997, and 1996 were $7,517,000,000, $5,002,000,000 and $3,712,000,000, respectively.
During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of
Part II found on page 16 of this annual report for additional information regarding our segments.

          General. Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, Mexico and under joint venture agreements in China; Sam's Clubs in Argentina, Brazil, Mexico, Puerto Rico and under joint venture agreements in China; Hypermarkets in Germany and Superamas, Bodegas, Aurreras, Suburbias and Vips in Mexico.

           Merchandise. The merchandising strategy in the International operating segment is similar to that of domestic segments in the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local vendors in each country to ensure reliable sources of quality merchandise.

          Operations. The hours of operation for operating units in the international division vary by country and by individual markets within

</PAGE 8>

<PAGE 9>

countries depending upon local and national ordinances governing hours of operation. While sales are primarily on a cash-and-carry basis, credit cards or other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

           Seasonal Aspects of Operations. The International operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

          Competition. The International operating segment competes with a variety of local national and international chains in the discount, department, drug, variety, specialty and wholesale sectors of the retail market. The segment's competitive position is determined, to a large extent, by its ability to offer its customers everyday low prices on quality merchandise that offers exceptional value. In Supercenters, our ability to effectively operate the food departments has a major impact on the segment's competitive position in the markets where we operate.

            Distribution. The International segment operates export consolidation facilities in Miami, Florida; Seattle, Washington; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. In addition, distribution facilities are located in Argentina, Brazil, Canada, China and Mexico which process and flow both imported and domestic product to the operating units. Operationally, the principle focus is on crossdocking product, while maintaining stored inventory is minimized. During fiscal 1998, approximately 70% of the
International merchandise purchases flowed through these distribution facilities. The balance was shipped directly to the stores from suppliers. A combination of Company owned and operated facilities and third-party facilities comprises the overall distribution structure for International logistics.

OTHER

           The sales reported in the "Other" category included in Note 9 of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of Part II found on page 16 of this annual report result from sales to third parties by McLane Company, Inc. (McLane). McLane is a wholesale distributor that sells its merchandise to a variety of retailers, primarily to the convenience store industry and it also services Wal-Mart discount stores, Supercenters and Sam's Clubs. Sales to third parties for the three years ended January 31, 1998, 1997, and 1996 were $5,953,000,000,
$5,232,000,000 and $4,576,000,000 respectively. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, hardgood merchandise, health and beauty aids, toys and stationery.

          McLane has 19 distribution centers from which its customers, including the Company, are served. The distribution centers are located in the continental United States with two located in each of Arizona,

</PAGE 9>

<PAGE 10>

California, Texas and Virginia, and one each in Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, Missouri, New York, North Carolina, Utah and Washington.

Employees (Associates).

As of January 31, 1998, the Company employed approximately 825,000 associates worldwide, with approximately 720,000 in the United States and 105,000 internationally. Most associates participate in incentive programs which provide the opportunity to receive additional compensation based upon the Company's productivity or profitability.

</PAGE 10>

<PAGE 11>

                     WAL-MART STORES, INC. AND SUBSIDIARIES
    SCHEDULE A TO ITEM 1 - DOMESTIC STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEARS ENDED JANUARY 31, 1993 THROUGH 1998

STORE COUNT

Fiscal Year        Wal-Mart                      Wal-Mart
 Ended          Discount Stores                Supercenters      Sam's Clubs               Total
                                                                                                Ending
Jan 31,   Opened Closed Conversions*1) Total   Opened Total   Opened Closed Total   Opened*2) Closed  Balance
Balance Forward                        1,714             10                   208                        1,932
 1993        159     1        24       1,848      24     34      48     0     256       207       1      2,138
 1994        141     2        37       1,950      38     72     162     1     417       304       3      2,439
 1995        109     5        69       1,985      75    147      21    12     426       136      17      2,558
 1996         92     2        80       1,995      92    239       9     2     433       113       4      2,667
 1997         59     2        92       1,960     105    344       9     6     436        81       8      2,740
 1998         37     1        75       1,921      97    441       8     1     443        67       2      2,805

NET SQUARE FOOTAGE

 Fiscal Year           Wal-Mart                    Wal-Mart
   Ended             Discount Stores             Supercenters              Sam's Clubs                 Total             Sales Per
   Jan 31,     Net Additions      Total     Net Additions    Total   Net Additions   Total    Net Additions   Sq. Ft.    Sq.Ft.*3)
Balance Forward               128,115,368                 1,914,246               23,259,348                153,288,962
   1993         19,251,060    147,366,428    4,037,493    5,951,739   7,444,530   30,703,878   30,733,083   184,022,045    325.86
   1994         16,185,442    163,551,870    6,762,080   12,713,819  19,670,804   50,374,682   42,618,326   226,640,371    324.42
   1995         10,109,978    173,661,848   14,087,725   26,801,544   1,335,742   51,710,424   25,533,445   252,173,816    336.10
   1996          8,188,223    181,850,071   16,791,559   43,593,103     825,020   52,535,444   25,804,802   277,978,618    335.13
   1997         (  103,486)   181,746,585   19,661,948   63,255,051     298,692   52,834,136   19,857,154   297,835,772    337.35
   1998         (2,411,149)   179,335,436   17,076,582   80,331,633     716,150   53,550,286    15,381,583   313,217,355    348.49

[FN]
<F1>
*1) Wal-Mart discount store locations relocated or expanded as Wal-Mart Supercenters.
<F2>
*2) Total opened net of conversions of Wal-Mart discount stores to Wal-Mart Supercenters.
<F3>
*3)   Includes only stores and clubs that were open at least twelve months as of
January 31 of the previous year.

</PAGE 11>

<PAGE 12>

                     WAL-MART STORES, INC. AND SUBSIDIARIES
 SCHEDULE B TO ITEM 1 - INTERNATIONAL STORE COUNT AND NET SQUARE FOOTAGE GROWTH
                    YEARS ENDED JANUARY 31, 1993 THROUGH 1998


STORE COUNT

Fiscal           ARGENTINA                      BRAZIL            CANADA             CHINA
Year    Wal-Mart     Sam's             Wal-Mart   Sam's          Wal-Mart    Wal-Mart    Sam's
Ended  Supercenters  Clubs  Total   Supercenters  Clubs  Total    Stores   Supercenters  Clubs  Total
1993        0         0        0         0          0       0        0          0          0      0
1994        0         0        0         0          0       0        0          0          0      0
1995        0         0        0         0          0       0      123          0          0      0
1996        1         2        3         2          3       5      131          0          0      0
1997        3         3        6         2          3       5      136          1          1      2
1998        6         3        9         5          3       8      144          2          1      3


Fiscal       GERMANY                     MEXICO                          PUERTO RICO
Year                        Wal-Mart    Sam's                    Wal-Mart    Sam's
Ended      Hypermarkets   Supercenters  Clubs  Other*  Total   Supercenters  Clubs   Total
1993             0             0          3      0       3          2          0        2
1994             0             2          7      0       9          3          2        5
1995             0            11         22      0      33          5          2        7
1996             0            13         28      0      41          7          4       11
1997             0            18         28      0      46          7          4       11
1998            21            27         28    347     402          9          5       14



NET SQUARE FOOTAGE

Fiscal         ARGENTINA                     BRAZIL                      CANADA                           CHINA
Year
Ended    Net Additions     Total     Net Additions     Total     Net Additions      Total     Net Additions     Total
1993             0             0              0            0               0            0               0           0
1994             0             0              0            0               0            0               0           0
1995             0             0              0            0      14,606,880   14,606,880               0           0
1996       444,621       444,621        761,581      761,581         868,518   15,475,398               0           0
1997       625,369     1,069,990              0      761,581         578,508   16,053,906         316,656     316,656
1998       506,884     1,576,874        540,056    1,301,637         914,365   16,968,271         145,558     462,214


Fiscal          GERMANY                        MEXICO                       PUERTO RICO
Year
Ended    Net Additions     Total      Net Additions     Total      Net Additions      Total
1993             0             0         143,000      305,535          229,647      229,647
1994             0             0         946,028    1,251,563          339,260      568,907
1995             0             0       3,718,910    4,970,473          266,279      835,186
1996             0             0       1,012,734    5,983,207          470,266    1,305,452
1997             0             0       1,032,603    7,015,810                0    1,305,452
1988     2,449,369     2,449,369      10,766,004*  17,781,814          342,888    1,648,340

[FN]

* "Other" includes 33 Aurreras (combination stores), 62 Bodegas (discount stores), 38 Suburbias (specialty department stores), 36 Superamas (traditional supermarkets), and 178 Vips (restaurants).

</PAGE 12>

<PAGE 13>

ITEM 2.   PROPERTIES

           The number and location of domestic Wal-Mart discount stores, Supercenters and Sam's Clubs is incorporated by reference to the table under the caption "Fiscal 1998 End of Year Store Counts" on Page 15 of the Annual Report to Shareholders for the year ended January 31, 1998.

            The  Company  owns  1,318  properties  on  which  domestic  discount stores and Supercenters are located and 288 of the properties on which domestic Sam's are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

           The remaining buildings in which its present domestic locations are located are either leased from a commercial property developer, leased pursuant to a sale/leaseback arrangement or leased from a local governmental entity through an industrial revenue bond transaction. All of the Company's leases for its stores provide for fixed annual rentals and,
in   many  cases,  the  leases  provide  for  additional  rent  based  on  sales volume.

            Domestically,   the   Company  operated  38  Wal-Mart   distribution
facilities and 19 McLane distribution facilities at January 31, 1998. These distribution facilities are primarily owned by the Company, and several are subject to mortgage secured loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

           The Company owns office facilities in Bentonville, Arkansas that serve as the home office for the Company and owns an office facility in Temple, Texas which serves as the home office for McLane.

            The number and location of international Wal-Mart discount stores, Supercenters and Sam's Clubs is incorporated by reference to the table under the caption "Fiscal 1998 End of Year Store Counts" on Page 15 of the Annual Report to Shareholders for the year ended January 31, 1998.

            The Company owns properties on which all operating units in Argentina and Brazil are located. In Canada, China, Germany, Mexico and Puerto Rico, the Company has a combination of owned and leased properties in which the operating units are located. The Company owns three properties in Canada, one property in China, 18 properties in Germany, 167 properties in Mexico, and four properties in Puerto Rico in which the operating units are located, with the remaining units in each country being leased.

           The Company utilizes both owned and leased properties for office facilities in each country in which we conduct business.


ITEM 3.   LEGAL PROCEEDINGS

            The   Company  is  not  a  party  to  any  material  pending   legal
proceedings  and  no  properties of the Company  are  subject  to  any  material

</PAGE 13>

<PAGE 14>

pending legal proceeding, other than routine litigation incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.


                                                        Current
                                                        Position
     Name             Business Experience              Held Since     Age


David D. Glass        President and Chief Executive       1988         62
                      Officer.

S. Robson Walton      Chairman of the Board.              1992         53


Donald G. Soderquist  Vice Chairman of the Board and      1988         64
                      Chief Operating Officer.

Paul R. Carter        Executive Vice President            1995         57
                      and President - Wal-Mart Realty
                      Company.  Prior to 1995, he
                      served as Executive Vice
                      President and Chief Financial
                      Officer.

Robert F. Connolly    Executive Vice President -          1998         54
                      Merchandising. Prior to January
                      1998, he served as Senior Vice
                      President - General Merchandise
                      Manager. Prior to October 1996,
                      he served as Vice President -
                      Jewelry and Shoes. Prior to
                      February 1996,he served as
                      Executive Vice President of
                      Montgomery Ward. Prior to January
                      1994, he served as Senior Vice
                      President - General Merchandise
                      Manager of Wal-Mart Stores, Inc.

</PAGE 14>

<PAGE 15>

Thomas M. Coughlin    Executive Vice President and        1998         49
                      Chief Operating Officer of
                      Wal-Mart Stores Division. Prior
                      to January 1998, he served as
                      Executive Vice President - Store
                      Operations. Prior to 1995, he
                      served as Senior Vice President -
                      Specialty Divisions.

David Dible           Executive Vice President            1995         50
                      Specialty Divisions.  Prior to
                      1995, he served as Senior Vice
                      President - Merchandising.

Mark S. Hansen        Executive Vice President and        1997         43
                      President and Chief Executive
                      Officer of Sam's Club Division.
                      Prior to June 1997, he served as
                      President and Chief Executive Officer
                      of Phoenix-based PETsMART, Inc.

Bob L. Martin         Executive Vice President            1993         49
                      and President and Chief Executive
                      Officer of Wal-Mart International
                      Division.

John B. Menzer        Executive Vice President and        1995         47
                      Chief Financial Officer since
                      September 1995.  Prior to September
                      1995, he served as President and
                      Chief Operating Officer of Ben
                      Franklin Retail Stores, Inc.

H. Lee Scott, Jr.     Executive Vice President            1998         49
                      and President and Chief Executive
                      Officer of Wal-Mart Stores Division.
                      Prior to January 1998, he served as
                      Executive Vice President -
                      Merchandising. Prior to October 1995,
                      he served as Executive Vice President
                      Logistics. Prior to that, he served
                      as Senior Vice President - Logistics.


Nicholas J. White     Executive Vice President -          1989         53
                      Food Division.


William G. Rosier     President and Chief Executive       1995         49
                      Officer of McLane Company, Inc.
                      Prior to 1995, he served as Senior
                      Vice President - Marketing and
                      Customer Services for McLane.

</PAGE 15>

<PAGE 16>

James A. Walker, Jr.  Senior Vice President and           1995         51
                      Controller.  Prior to 1995, he
                      served as Vice President and
                      Controller.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS

            The information required by this item is incorporated by reference of the information "Number of Shareholders" under the caption "11-Year Financial Summary" on Pages 20 and 21, and all the information under the captions "Market Price of Common Stock", "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 39 of the Annual Report to Shareholders for the year ended January 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

            The information required by this item is incorporated by reference of all information under the caption "11-Year Financial Summary" on Pages 20 and 21 of the Annual Report to Shareholders for the year ended January 31, 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is furnished by incorporation by reference of all information under the caption "Management's Discussion and Analysis" on Pages 22 through 25 of the Annual Report to Shareholders for the year ended January 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this item is furnished by incorporation by reference of all information under the captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of
Independent Auditors" on Pages 26 through 38 of the Annual Report to Shareholders for the year ended January 31, 1998.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

</PAGE 16>




<PAGE17>


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a)
of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Item 1:Election of Directors" on Pages 1 and 2 and "Section 16(a) Beneficial Ownership Reporting Compliance" on Page 7 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 5, 1998 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers is included as Item 4A of Part I found on pages 14 through 16 of this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation", subcaptions "Summary Compensation Table", "Option Grants for Fiscal Year Ended January 31, 1998", and "Option Exercises and
Fiscal Year End Option Values" on Pages 3 and 4, "Compensation and Nominating Committee Report on Executive Compensation" on page 5 and 6, "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" on Page 6 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is furnished by incorporation by reference of all information under the caption "Amount and Nature of Beneficial Ownership" and "Holdings of Officers and Directors" and "Amount and Nature of Beneficial Ownership of Wal-Mart Stock" on Pages 7 and 8 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is furnished by incorporation by reference of all information under the caption "Interest of Management in Certain Transactions" on Pages 6 and 7 of the Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1. & 2.   Consolidated Financial Statements

            The financial statements listed in the Index to Consolidated Financial Statements, which appears on Page 21 of this annual report, are incorporated by reference herein or filed as part of this Form 10-K.

</PAGE 17>

<PAGE 18>

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

          4(a) Form  of  Indenture  dated  as  of  June  1,  1985,  between  the
               Company and Bank of New York, Trustee, (formerly Boatmen's Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

          4(b) Form  of  Indenture  dated  as of August  1,  1985,  between  the
               Company and Bank of New York, Trustee, (formerly Boatmen's Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

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

</PAGE 18>

<PAGE 19>

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

        +10(f) Wal-Mart   Stores,   Inc.   Stock   Option   Plan   of   1994  is
               incorporated   herein   by   reference   to   Exhibit   4(c)   to
               Registration Statement on Form S-8 (File Number 33-55325).

        +10(g) A   written   description  of  a  consulting  agreement   by  and
               between Wal-Mart Stores, Inc. and Jack C. Shewmaker, is incorporated herein by reference to the description contained in the second paragraph under the caption "Compensation of Directors" on Page 6 in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of the Shareholders to be held on June 5, 1998.

        +10(h) Wal-Mart    Stores,   Inc.   Director   Compensation    Plan   is
               incorporated   herein   by   reference   to   Exhibit   4(d)   to
               Registration Statement on Form S-8 (File Number 333-24259).

        +10(i) Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996.

        +10(j) Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1997.

</PAGE 19>

<PAGE 20>

       *+10(k) 1996   Amendment  to  the  Wal-Mart  Stores,  Inc.  Stock  Option
               Plan  of  1994 is filed herewith as an Exhibit to this  Form  10-
               K.

       *+10(l) 1997   Amendment  to  the  Wal-Mart  Stores,  Inc.  Stock  Option
               Plan  of  1994 is filed herewith as an Exhibit to this  Form  10-
               K.

        *13 All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1998.

        *21    List of the Company's Subsidiaries

        *23    Consent of Independent Auditors

        *27    Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

           The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended January 31, 1998.

</PAGE 20>

<PAGE 21>

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Annual
                                                 Report to
                                                Shareholders
                                                  (page)

Covered by Report of Independent
   Auditors:

   Consolidated Statements of Income
     for each of the three years in the
     period ended January 31, 1998                  26

   Consolidated Balance Sheets at
     January 31, 1998 and 1997                      27

   Consolidated Statements of
     Shareholders' Equity for each
     of the three years in the
     period ended January 31, 1998                  28

   Consolidated Statements of Cash
     Flows for each of the three
     years in the period ended
     January 31, 1998                               29

   Notes to Consolidated Financial
     Statements, except Note 10                    30-37

Not Covered by Report of Independent
   Auditors:

   Note 10 - Quarterly Financial Data
     (Unaudited)                                    37


All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

</PAGE 21>

<PAGE 22>

                                SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     April 16, 1998              BY:/s/David D. Glass
                                            David D. Glass
                                            President and Chief
                                            Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


DATE:     April 16, 1998                 /s/S. Robson Walton
                                            S. Robson Walton
                                            Chairman of the Board


DATE:     April 16, 1998                 /s/David D. Glass
                                            David D. Glass
                                            President, Chief Executive
                                            Officer and Director


DATE:     April 16, 1998                 /s/Donald G. Soderquist
                                            Donald G. Soderquist
                                            Vice   Chairman  of   the   Board,
                                            Chief Operating Officer
                                            and Director


DATE:     April 16, 1998                 /s/Paul R. Carter
                                            Paul R. Carter
                                            Executive Vice President,
                                            President - Wal-Mart Realty
                                            Company and Director


DATE:     April 16, 1998                 /s/John B. Menzer
                                            John B. Menzer
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


DATE:     April 16, 1998                 /s/James A. Walker, Jr.
                                            James A. Walker, Jr.
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer)
</PAGE 22>

<PAGE 23>


Date:     April 16, 1998                 /s/Jeronimo Arango
                                            Jeronimo Arango
                                            Chairman of the Board of Cifra,
                                            S. A. de C.V. and Director


DATE:     April 16, 1998                 /s/John A. Cooper, Jr.
                                            John A. Cooper, Jr.
                                            Director


DATE:     April 16, 1998                 /s/Stephen Friedman
                                            Stephen Friedman
                                            Director


DATE:     April 16, 1998                 /s/Stanley C. Gault
                                            Stanley C. Gault
                                            Director


DATE:     April 16, 1998                 /s/Frederick S. Humphries
                                            Frederick S. Humphries
                                            Director


DATE:     April 16, 1998                 /s/E. Stanley Kroenke
                                            E. Stanley Kroenke
                                            Director


DATE:     April 16, 1998                 /s/Elizabeth A. Sanders
                                            Elizabeth A. Sanders
                                            Director


DATE:     April 16, 1998                 /s/Jack C. Shewmaker
                                            Jack C. Shewmaker
                                            Director


DATE:     April 16, 1998                 /s/Paula Stern
                                            Paula Stern
                                            Director

DATE:     April 16, 1998                 /s/John T. Walton
                                            John T. Walton
                                            Director
</PAGE 23>