Form 10-Q
period 1998-04-30
WAL MART STORES INC
filed 1998-06-15
CIK 104169

Page 1 of 11 Form 10-Q)
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30,1998.
                             or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

Commission file number 1-6991


                            WAL-MART STORES, INC.
   (Exact name of registrant as specified in its charter)

              Delaware                        _______71-0415188________
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

     702 S.W. Eighth Street
      Bentonville, Arkansas                   _______72716____________
(Address of principal executive offices)           (Zip Code)

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

Common Stock, $.10 Par Value -- 2,235,710,587 shares as of April 30,
1998.

                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                              April 30,     January 31,
                                                1998            1998
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                       $    771      $ 1,447
Receivables                                        1,009          976
Inventories                                       17,512       16,497
Other current assets                                 398          432
   Total current assets                           19,690       19,352

Property, plant and equipment                     28,097       27,376
Less accumulated depreciation                      6,282        5,907
   Net property, plant and equipment              21,815       21,469
Property under capital leases                      3,128        3,040
Less accumulated amortization                        939          903
   Net property under capital leases               2,189        2,137

Other assets and deferred charges                  2,350        2,426

   Total assets                                 $ 46,044      $45,384

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper                                $    527     $     -
Accounts payable                                   9,765        9,126
Long-term debt due within one year                   281        1,039
Other current liabilities                          4,260        4,295
   Total current liabilities                      14,833       14,460

Long-term debt                                     7,193        7,191
Long-term obligations under capital leases         2,555        2,483
Deferred income taxes and other                      802          809
Minority Interest                                  1,842        1,938

Common stock and capital in excess of par value      818          809
Retained earnings                                 18,462       18,167
Other accumulated comprehensive income         (     461)   (     473)
   Total shareholders' equity                     18,819       18,503

   Total liabilities and shareholders'
     equity                                     $ 46,044     $ 45,384

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements
<F2>
*Note: The balance sheet at January 31, 1998, has been derived from the audited financial statements at that date, and condensed.



                 WAL-MART STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
              (Amounts in millions except per share data)

                                            Three Months Ended April 30,

                                                1998           1997
Revenues:
   Net sales                                   $29,819        $25,409
   Other income - net                              338            286
                                                30,157         25,695
Costs and expenses:
   Cost of sales                                23,526         20,127
   Operating, selling and general
     and administrative expenses                 5,073          4,333
   Interest costs:
     Debt                                          122            134
     Capital leases                                 72             55
                                                28,793         24,649

Income before income taxes,
   minority interest and equity
   in unconsolidated subsidiaries                1,364          1,046
Provision for income taxes                         505            383

Income before minority interest and
   equity in unconsolidated subsidiaries           859            663

Minority interest and equity
   in unconsolidated subsidiaries                  (31)           (11)

Net income                                     $   828        $   652

Net income per share - Basic and dilutive      $   .37        $   .29

Dividends per share                            $ .0775        $ .0675

Average shareholders' equity                   $18,661        $17,063

Return for the period on average
   shareholders' equity                           4.44%          3.82%

Average number of common shares outstanding:
   Basic                                         2,241          2,276
   Dilutive                                      2,255          2,281

[FN]
<F1>
 See accompanying notes to condensed consolidated financial statements.

                 WAL-MART STORES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Amounts in millions)

                                             Three Months Ended April 30,
                                                  1998          1997
Cash flows from operating activities:
   Net income                                  $     828     $     652

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   441           366
     Increase in inventories                   (     998)    (      44)
     Increase in accounts payable                    645            92
     Noncash items and other                   (      58)          217
Net cash provided by operating activities            858         1,283

Cash flows from investing activities:
   Payments for property, plant & equipment    (     760)    (     512)
   Other investing activities                         34     (     169)
Net cash used in investing activities          (     726)    (     681)

Cash flows from financing activities:
   Increase in commercial paper                      527           -
   Dividends paid                              (     174)    (     150)
   Payment of long-term debt                   (     765)    (       6)
   Purchase of Company Stock                   (     372)    (     638)
   Other financing activities                  (      24)           35
Net cash used in financing
   activities                                  (     808)    (     759)

Net decrease in cash and
   cash equivalents                            (     676)    (     157)
Cash and cash equivalents at beginning
   of year                                         1,447           883
Cash and cash equivalents at end of
   period                                      $     771     $     726

Supplemental Disclosure of Cash Flow Information:
Income tax paid                                $     560     $     260
Interest paid                                        195           200
Capital lease obligations incurred                    89            32

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.


                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1. Basis of Presentation

     The condensed consolidated balance sheet as of April 30, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended April 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statement to conform to current presentation.

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read with the annual report.

     NOTE 2. Inventories

     The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment and cost LIFO for the Sam's Club segment. The International segment's inventories are on other cost methods. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at April 30, 1998, would have been $363 million higher than reported, an increase in the LIFO reserve of $15 million from January 31, 1998. If the FIFO method had been used at April 30, 1997, inventories would have been $304 million higher than reported, an increase in the LIFO reserve of $8 million from January 31, 1997.

     NOTE 3. Net Income Per Share

     The Company presents basic and dilutive earnings per share according to guidance established in Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaces primary and fully dilutive earnings per share with basic and dilutive earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options. Basic and dilutive earnings per share for all periods presented are the same as previously reported. Basic net income per share is based on the weighted average outstanding common shares. Dilutive net income per share is based on the weighted average outstanding shares reduced by the dilutive effect of stock options.

     NOTE 4. Segments

     The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. We identify our segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company's discount stores and Supercenters in the United States. The Sam's Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Mexico and Puerto Rico. The revenues in the "other" category result from sales to third parties by McLane Company, Inc., a wholesale distributor. Information on segments and reconciliation to income before income taxes, minority interest and equity in unconsolidated subsidiaries are as follows (in millions):

                         Quarter ended April 30, 1998

                      Wal-Mart
                       Stores  Sam's Clubs  International  Other  Consolidated
Revenues from
  external customers   $20,737   $ 5,040       $ 2,605    $ 1,437    $29,819

Operating  income        1,400       126            82        (50)     1,558
Interest expense                                                         194
Income before income taxes,
  minority interest and
  equity in unconsolidated
  subsidiaries                                                       $ 1,364

                         Quarter ended April 30, 1997

                      Wal-Mart
                       Stores  Sam's Clubs  International  Other  Consolidated
Revenues from
  external customers   $18,187   $ 4,642       $ 1,314    $ 1,266    $25,409

Operating  income        1,104       115             6         10      1,235
Interest expense                                                         189
Income before income taxes,
  minority interest and
  equity in unconsolidated
  subsidiaries  interest                                             $ 1,046

     NOTE 5. Comprehensive Income

     As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

     During the quarters ended April 30, 1998 and 1997, total comprehensive income was $840 million and $619 million, respectively. The adoption of this Statement had no effect on the Company's results of operations or financial position.

     NOTE 6. Subsequent Event

     Subsequent to April 30, 1998, the Company sold $500 million of bonds due June 1, 2018 pursuant to its previously filed shelf registration statements. The bonds bear interest at 5.85% until June 1, 2000. At that date and every second June 1 thereafter (Reset Date), the interest rate may be reset. The bonds have put options imbedded that, if exercised, would require the Company to purchase the outstanding bonds at 100% of the principal amount. The put options may be exercised on each Reset Date.

   Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Results of Operations

     The 17% sales increase for the quarter ending April 30, 1998, was attributable to an increase in comparable sales in the Wal-Mart Stores segment of 9%, an increase in comparable sales in the Sam's Club segment of 8% and to the Company's expansion activities. The increase in the International segment's sales was due principally to the merger o our Mexican joint venture and public tender offer that increased the Company's ownership in Cifra, S. A. de C. V. (Cifra) and the acquisition of the Wertkauf hypermarket chain in Germany. Since both of these acquisitions occurred during the last half of fiscal 1998, the additional sales generated by these acquisitions during this quarter are not comparable to sales during the first quarter of fiscal 1998. Sam's Clubs sales as a percentage of total sales fell from 18% in last year's quarter to 17% this quarter. International sales accounted for 9% of total sales in the first quarter of fiscal 1999 compared with 5% in the first quarter of fiscal 1998. Domestic expansion activity in the first quarter of fiscal 1999 included four new Wal-Mart stores, the conversion of 17 Wal-Mart stores to Supercenters and one new Sam's Club. International expansion included the addition of two units in Argentina, one unit in Brazil, one unit in Canada and two units in Mexico.

     At April 30, 1998, the Company had 1,908 Wal-Mart stores, 458 Supercenters and 444 Sam's Clubs in the United States, along with 11 units in Argentina, nine units in Brazil, 145 Wal-Mart stores in Canada, three units in China (operated under joint venture agreements), 21 units in Germany, 404 units in Mexico, and 14 units in Puerto Rico. This compares with 1,945 Wal-Mart stores, 362 Supercenters, and 438 Sam's Clubs in the United States, along with six units in Argentina, five units in Brazil, 136 Wal-Mart stores in Canada, two units in China, 153 units in Mexico, and 11 units in Puerto Rico at the same time last year.

     The Company's gross profit as a percentage of sales increased from 20.79% in the first quarter of fiscal 1998 to 21.10% during the first quarter of fiscal 1999. Gross profit as a percentage of sales improved in the Wal-Mart and International operating segments despite competitive pricing and growth in the lower margin food business. Sam's Clubs gross profit as a percentage of sales decreased due to price rollbacks on over 10% of its assortment to enhance member value. Changes in the operating segments' gross profit as a percent of sales accounted for approximately 50% of the improvement in our consolidated gross margin percent. The remainder of the increase was primarily due to changes in the total sales mix of the operating segments. As the Sam's Club segment comprises a lower percentage of consolidated Company sales, the gross profit stated as a percentage of sales is positively impacted since its contribution to gross margin is a lower percentage when compared with the Wal-Mart and International operating segments.

      Operating, selling, general, and administrative expenses decreased as a percentage of sales from 17.05% during the first quarter of fiscal 1998 to 17.01% for the first quarter of fiscal 1999. Although the Wal-Mart, Sam's and International operating segments made improvements in their expense percentages when compared to the previous period, the expense leverage was mitigated in the consolidated results due to the percentage of our total volume decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total volume increased in the International segment, which has higher expenses as a percentage of sales than Sam's Clubs. Also, the Company was impacted by the tighter labor markets and the increase in the minimum wage that occurred subsequent to last year's first quarter.

     The International segment's operating profit increased from $6 million in the first quarter of last year to $82 million this year, with most countries improving their operating performance over last year. As noted above, the first quarter of fiscal 1999 includes the operating profit of Cifra and Wertkauf. Because the acquisitions occurred after the first quarter of last year, the additional operating profit resulting from these acquisitions accounts for a large part of the increase in the International segment operating profit.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $858 million in the first quarter of fiscal 1999 compared to $1,283 million in the first quarter of fiscal 1998. Operating cash flow is down in fiscal 1999 primarily due to the addition of $998 million in inventory compared with a smaller increase in inventory in fiscal 1998. During the quarter, the Company repurchased $372 million of its common stock, paid dividends of $174 million and invested $760 million in capital expenditures.

     At April 30, 1998, the Company had total assets of $46,044 million compared with $45,384 million at January 31, 1998. Working capital at April 30, 1998 was $4,857 million down $35 million from January 31, 1998. The ratio of current assets to current liabilities was 1.3 to 1.0 at April 30, 1998, 1.5 to 1.0 at April 30, 1997, and 1.3 to 1.0 at January 31, 1998.

     In March 1998, the Company announced its intention to increase the size of its existing share repurchase program by approximately $1.6 billion to an anticipated share repurchase of another $2 billion. The Company also increased dividends by 15% in fiscal 1999 to $.31 per share.

     The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past few years. On May 7, 1998, the Company filed with the Securities and Exchange Commission a registration statement for debt securities aggregating $750 million. Along with this and previously filed shelf registration statements, the Company may issue debt securities aggregating $1,001 million. In June 1998, the Company sold $500 million of bonds pursuant to these registration statements. The proceeds of the sale will be used to meet general working capital requirements. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion.

     Operating cash flow along with the Company's ability to obtain short-term or long-term financing should provide sufficient cash to use for capital expenditures, pay dividends, meet maturing debt demands, and continue the common stock purchase plan.

Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The SOP will be effective for the Company beginning February 1, 1999. The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. Currently, costs related to developing internal-use software are expensed as incurred. We anticipate there will not be a material impact on the Company's results of operations or financial position after the SOP is adopted.

     In April 1998, AcSEC issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP will be effective for the Company beginning February 1, 1999. The SOP will require that the costs of start-up activities, including organization costs, should be expensed as incurred. Currently, costs associated with the opening of stores are expensed during the first full month of operations. The costs are carried as prepaid expenses prior to the store opening. We anticipate there will not be a material impact on the Company's results of operations or financial position after the SOP is adopted.

Year 2000

     The Company has been evaluating and adjusting all date-sensitive systems and equipment for compliance with the year 2000. The majority of the compliance is expected to be performed by Company associates. Approximately 72% of the required conversions have occurred. The Company anticipates completing all remaining conversions during fiscal 1999. The total estimated cost of the conversion is $12 million, which is being expensed as incurred. The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. In addition, communications are ongoing with other companies with which our systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance.

                        PART II. OTHER INFORMATION


Item 5. Other Information

     The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.


Item 6. Exhibits and Reports on Form 8-K

 (a)  The following document is filed as an exhibit to this Form
          10-Q:

          Exhibit 27 - Financial Data Schedule

          (b) A Form 8-K was filed on February 5, 1998, to file the form of the Remarketed Put Bonds due February 1, 2010, and the Calculation Agency Agreement and certain other documents related to the Company's public offering of $500 million aggregate principal amount.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.


Date:  June 11, 1998                    /s/David D. Glass
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date:  June 11, 1998                    /s/John B. Menzer
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer