Form 10-Q
period 1998-07-31
WAL MART STORES INC
filed 1998-09-14
CIK 104169

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Common Stock, $.10 Par Value -- 2,252,851,199 shares as of July 31, 1998.

<PAGE 2>
                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                              July 31,      January 31,
                                                1998            1998
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $     884      $ 1,447
Receivables                                        1,008          976
Inventories                                       17,617       16,497
Other current assets                                 428          432
   Total current assets                           19,937       19,352

Property, plant and equipment                     28,898       27,376
Less accumulated depreciation                      6,644        5,907
   Net property, plant and equipment              22,254       21,469

Property under capital leases                      3,107        3,040
Less accumulated amortization                        963          903
   Net property under capital leases               2,144        2,137

Other assets and deferred charges                  2,539        2,426

   Total assets                                $  46,874      $45,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper                               $     175      $     -
Accounts payable                                   9,844        9,126
Long-term debt due within one year                   550        1,039
Other current liabilities                          4,227        4,295
   Total current liabilities                      14,796       14,460

Long-term debt                                     7,414        7,191
Long-term obligations under capital leases         2,520        2,483
Deferred income taxes and other                      799          809
Minority Interest                                  1,802        1,938

Common stock and capital in excess of par value      823          809
Retained earnings                                 19,225       18,167
Other accumulated comprehensive income        (      505)    (    473)
   Total shareholders' equity                     19,543       18,503

   Total liabilities and shareholders'
     equity                                    $  46,874      $ 45,384

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements
<F2>
*Note: The balance sheet at January 31, 1998, has been derived from the audited financial statements at that date, and condensed.

<PAGE 3>

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)
                            Three Months Ended         Six Months Ended
                                 July 31,                  July 31,
                              1998        1997        1998       1997
Revenues:
   Net sales                $33,521     $28,386     $63,340    $53,795
   Other income - net           359         318         697        604
                             33,880      28,704      64,037     54,399
Costs and expenses:
   Cost of sales             26,422      22,478      49,948     42,605
   Operating, selling
     and general and
     administrative
     expenses                 5,577       4,767      10,650      9,100
   Interest costs:
     Debt                       123         137         245        271
     Capital leases              62          55         134        110
                             32,184      27,437      60,977     52,086
Income before income taxes,
   minority interest and
   equity in unconsolidated
   subsidiaries               1,696      1,267        3,060      2,313
Provision for income taxes      627         467       1,132        850

Income before minority
   interest and equity in
   unconsolidated
   subsidiaries                1,069        800       1,928       1,463

Minority interest and
   equity in unconsolidated
   subsidiaries              (    35)    (    5)     (   66)    (   16)

Net income                  $ 1,034     $   795     $ 1,862    $ 1,447

Net income per share -
   Basic and dilutive       $   .46     $   .35     $   .83    $   .64

Dividends per share         $ .0775     $ .0675     $  .155    $  .135
Average shareholders'
   equity                   $19,181     $17,123     $19,023    $17,203

Return for the period
  on average
  shareholders' equity         5.39%       4.64%       9.79%      8.41%

Average number of common shares:
   Basic                      2,236       2,260        2,238     2,268
   Dilutive                   2,253       2,269        2,253     2,275

[FN]
<F1>
 See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

                   WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                             Six Months Ended July 31,
                                                  1998          1997
Cash flows from operating activities:
   Net income                                  $   1,862      $  1,447

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   885           770
     Increase in inventories                   (   1,133)    (     514)
Increase in accounts payable                         731           248
     (Decrease)/ increase in accrued
        liabilities                            (      81)          603
     Noncash items and other                   (      59)    (      44)
Net cash provided by operating activities          2,205         2,510

Cash flows from investing activities:
   Payments for property, plant & equipment    (   1,626)    (   1,178)
   Investment in International                 (     179)            -
   Other investing activities                         50     (      41)
Net cash used in investing activities          (   1,755)    (   1,219)

Cash flows from financing activities:
   Increase in commercial paper                      175             -
   Proceeds from issuance of long-term debt          508             -
   Dividends paid                              (     347)    (     307)
   Payment of long-term debt                   (     786)    (      19)
   Purchase of Company Stock                   (     472)    (   1,037)
   Other financing activities                  (      91)          119
Net cash used in financing activities          (   1,013)   (    1,244)
Net (decrease)/increase in cash and
   cash equivalents                            (     563)           47
Cash and cash equivalents at beginning
   of year                                         1,447           883
Cash and cash equivalents at end of
   period                                      $     884      $    930

Supplemental Disclosure of Cash Flow Information:

Income tax paid                                $   1,534      $    990
Interest paid                                        388           395
Capital lease obligations incurred                    95            59

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

<PAGE 5>
                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of July 31, 1998, and the related condensed consolidated statements of income for the three and six month periods ended July 31, 1998 and 1997, and the statements of cash flow for the six month periods ended July 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statements to conform to current presentation.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 1998.

     NOTE 2. Inventories

     The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam's Club segment, and other cost methods for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at July 31, 1998, would have been $403 million higher than reported, an increase in the LIFO reserve of $55 million from January 31, 1998, and an increase of $40 million from April 30, 1998. If the FIFO method had been used at July 31, 1997, inventories would have been $314 million higher than reported, an increase in the LIFO reserve of $18 million from January 31, 1997, and an increase of $10 million from April 30, 1997.

     NOTE 3. Net Income Per Share

     The Company presents basic and dilutive earnings per share according to guidance established in Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaces primary and fully dilutive earnings per share with basic and dilutive earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options. Basic and dilutive earnings per share for all periods presented are the same as previously reported. Basic net income per share is based on the weighted average outstanding common shares. Dilutive net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options.

<PAGE 6>
     NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company's discount stores and Supercenters in the United States. The Sam's Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico and Puerto Rico. The revenues in the "Corporate and Other" category result from sales to third parties by McLane Company, Inc., a wholesale distributor.

Revenues by operating segment were as follows (in millions):

                            Three Months Ended         Six Months Ended
                                 July 31,                  July 31,

                              1998        1997        1998       1997
Wal-Mart Stores             $23,233     $20,407     $43,970    $38,594
Sam's Club                    5,687       5,120      10,727      9,762
International                 2,948       1,460       5,553      2,774
Corporate and Other           1,653       1,399       3,090      2,665

Total Revenues              $33,521     $28,386     $63,340    $53,795



Operating profit and reconciliation to income before income taxes, minority interest and equity in unconsolidated subsidiaries are as follows (in millions):

                            Three Months Ended         Six Months Ended
                                 July 31,                  July 31,

                              1998        1997        1998       1997
Wal-Mart Stores             $ 1,787     $ 1,412     $ 3,187    $ 2,516
Sam's Club                      173         145         299        260
International                   124          27         206         33
Corporate and Other            (203)       (125)       (253)      (115)

Operating profit              1,881       1,459       3,439      2,694

Interest expense                185         192         379        381

Income before income taxes,
  minority interest and
  equity in unconsolidated
  subsidiaries              $ 1,696     $ 1,267     $ 3,060    $ 2,313


<PAGE 7>
     NOTE 5. Comprehensive Income

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

      Comprehensive income was $990 million and $808 million for the quarters ended July 31, 1998 and 1997, respectively and was $1,830 and $1,427 for the six months ended July 31, 1998 and 1997, respectively.

      The adoption of this Statement had no effect on the Company's results of operations or financial position.

     NOTE 6. Acquisition

      In July 1998, the Company extended its presence in Asia with an investment in Korea. The Company acquired a majority interest in four units as well as six undeveloped sites from H. S. Chang for approximately $179 million. Any resulting goodwill will be amortized over 40 years. The four units were previously operated by Korea Makro. The transaction will be accounted for using the purchase method and the financial results will be consolidated in the Company's consolidated financial statements during the third quarter of fiscal 1999. The transaction should not have a material impact on the fiscal 1999 consolidated operating results. Pro forma results of operations are not presented due to the insignificant differences from the historical results.

     NOTE 7. Pre-opening costs

     During the second quarter, the Company adopted Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The impact of the adoption of SOP 98-5 on the Company's results of operations was $13 million. Due to the immateriality to the Company's results of operations, the initial application was not reported as a cumulative effect of a change in an accounting principle.


Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      The Company had 18% sales increases for the quarter and the six months ending July 31, 1998, that were attributable to an increase in comparable sales in the Wal-Mart Stores segment of 9% for the quarter and the six month period, an increase in comparable sales in the Sam's

<PAGE 8>
Club segment of 10% for the quarter and 9% for the six month period and to the Company's expansion activities.

       The increase in the International segment's sales was due principally to the merger of our Mexican joint venture and public tender offer that increased the Company's ownership in Cifra, S. A. de C. V. (Cifra) and the acquisition of the Wertkauf hypermarket chain in Germany. Since both of these acquisitions occurred during the last half of fiscal 1998, sales during the second quarter and first six months of fiscal 1998 do not include sales from the Wertkauf units or from the additional Cifra units now included in the Company's consolidated sales and, thus are not comparable to the sales for the second quarter and first half of fiscal 1999. Sam's Clubs sales as a percentage of total sales fell from 18% last year to 17% for the quarter and six month period largely as a result of more rapid growth of sales in other segments. International sales accounted for 9% of total sales in both the second quarter and first six months of fiscal 1999 compared with 5% during the same periods a year ago.

      Domestic expansion activity in the first six months of fiscal 1999 included nine new Wal-Mart stores, the conversion of 33 Wal-Mart stores to Supercenters, six new Supercenters, three new Sam's Clubs and the relocation or expansion of three additional Sam's Clubs. International expansion included the addition of four units in Argentina, two units in Brazil, one unit in Canada and three units in Mexico.

      At July 31, 1998, the Company had 1,897 Wal-Mart stores, 480 Supercenters and 446 Sam's Clubs in the United States, along with 13 units in Argentina, nine units in Brazil, 145 Wal-Mart stores in Canada, three units in China (operated under joint venture agreements), 21 units in Germany, four units in Korea (operated under joint venture agreements), 404 units in Mexico, and 14 units in Puerto Rico. This compares with 1,935 Wal-Mart stores, 383 Supercenters, and 441 Sam's Clubs in the United States, along with six units in Argentina, six units in Brazil, 137 Wal-Mart stores in Canada, two units in China, 156 units in Mexico, and 11 units in Puerto Rico at the same time last year.

      The Company's gross profit as a percentage of sales increased from 20.81% in the second quarter of fiscal 1998 to 21.18% during the second quarter of fiscal 1999. For the six month period ended July 31, 1998 gross profit as a percentage of sales was 21.14%, up from 20.80% in last year's comparable period. Gross profit as a percentage of sales improved in the Wal-Mart and International operating segments due to better mix offset in part by competitive pricing and growth in the lower margin food business. Sam's Clubs gross profit as a percentage of sales decreased due to price rollbacks on over 15% of its merchandise assortment to enhance member value. For the six month period ended July 31, 1998, approximately one third of the improvement in consolidated gross profit as a percent of sales was due primarily to changes in the total sales mix of the operating segments. As the Sam's Club segment comprises a lower percentage of consolidated Company sales, the gross profit stated as a percentage of sales is positively impacted since its contribution to gross margin is a lower percentage when compared with the Wal-Mart and International operating segments.

<PAGE 9>
     Operating, selling, general and administrative expenses decreased as a percentage of sales from 16.79% during the second quarter of fiscal 1998 to 16.64% for the second quarter of fiscal 1999. For the six month period ended July 31, 1998 operating, selling, general and administrative expenses were 16.81%, down from 16.92% in last year's comparable period. During the second quarter of fiscal 1998, the Company took a one-time charge of $50 million for closing the majority of the Bud's Discount City stores. Without the one-time charge, expenses would have been 16.62% of sales for the second quarter and 16.82% for the six month period ended July 31, 1997. All operating segments made improvements in their expense percentage for the six month period when compared to the previous period. The expense leverage was mitigated in the consolidated results due to the percentage of our total volume decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total volume increased in the International segment, which has higher expenses as a percentage of sales than Sam's Clubs. Also, the Company was impacted by the tighter labor markets and the increase in the minimum wage that occurred subsequent to last year's second quarter.

      The International segment's operating profit increased from $27 million in the second quarter of last year to $124 million this year and increased from $33 million for the six months ended July 31, 1997 to $206 million in the first half of fiscal 1999. As noted above, the first six months of fiscal 1999 include the operating profit of Cifra and Wertkauf. Because the acquisitions occurred during the last half of fiscal 1998, the additional operating profit resulting from these acquisitions accounts for a large part of the increase in the International segment operating profit.


Liquidity and Capital Resources

      Cash flows provided by operating activities were $2,205 million for the six months ended July 31, 1998 compared with $2,510 million for the same period last year. Operating cash flow is down in fiscal 1999 primarily due to the addition of $1,133 million in inventory compared with an increase of $514 in the same period in fiscal 1998 and to an increase in accrued liabilities in the first half of last fiscal year compared with a small decrease for the six month period ended July 31, 1998. During the first half of fiscal 1999, the Company repurchased $472 million of its common stock, paid dividends of $347 million and invested $1,626 million in capital expenditures.

      At July 31, 1998, the Company had total assets of $46,874 million compared with $45,384 million at January 31, 1998. Working capital at July 31, 1998 was $5,141 million, up $249 million from January 31, 1998. The ratio of current assets to current liabilities was 1.3 to 1.0 at July 31, 1998, 1.5 to 1.0 at July 31, 1997, and 1.3 to 1.0 at January 31,
1998.

      In March 1998, the Company announced its intention to increase the size of its existing share repurchase program by approximately $1.6 billion. With this amount and the remaining portion from last year's program, the Company may repurchase up to $2 billion of its common stock.

<PAGE 10>
The Company also increased dividends by 15% in fiscal 1999 to $.31 per share.

      On May 7, 1998, the Company filed with the Securities and Exchange Commission a registration statement for debt securities aggregating $750 million. In June 1998, the Company sold $500 million of bonds pursuant to its previously filed shelf registration statements and the registration statement described above. The bonds bear interest at 5.85% until June 1, 2000. At that date and every second June 1 thereafter (Reset Date), the interest rate may be reset. The bonds have put options imbedded that, if exercised, would require the Company to purchase the outstanding bonds at 100% of the principal amount. The put options may be exercised on each Reset Date. The proceeds of the sale were used to meet general working capital requirements.

       The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past few years.

      The Company may issue public debt securities aggregating $501 million under shelf registration statements on file with the Securities and Exchange Commission. Operating cash flow along with the Company's ability to obtain short-term or long-term financing should provide sufficient cash to use for capital expenditures, pay dividends, meet maturing debt demands, and continue the share repurchase plan.

Accounting Pronouncements

      In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The SOP will be effective for the Company beginning February 1, 1999. The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. Currently, costs related to developing internal-use software are expensed as incurred. The Company does not anticipate there will be a material impact on the results of operations or financial position after SOP 98-1 is adopted.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will be effective for the Company beginning February 1, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of Statement No. 133.

<PAGE 11>
Year 2000

      The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology, such as point-of-sale computer systems, as well as non-information technology equipment, such as warehouse conveyor systems. Over 95% of the required coding conversions on information technology have occurred to date. The Company anticipates completing all known remaining coding conversions during the current fiscal year. Virtually all of the compliance was performed or is expected to be performed by Company associates.

      The next phase of the Company's Year 2000 project, complete system testing, is scheduled to begin during the third quarter of the current fiscal year. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

      The total estimated cost of the conversion is $12 million, which is being expensed as incurred. Approximately $9 million of the cost is related to reprogramming or replacement of software, while approximately $3 million is related to acquisition of hardware. Approximately $6 million of the $12 million cost of conversion has been incurred as of the end of the second quarter. All of these costs are being funded through operating cash flows. These costs are an immaterial part of the Company's information technology budget. The Company's Information Systems Division has not deferred any information technology projects to address the Year 2000 issue.

      In addition to internal Year 2000 implementation activities, the Company is communicating with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. Testing is beginning in the third quarter of the current fiscal year and will continue through December 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

      Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with certain store locations, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance and not all customer situations can be anticipated, the Company may experience an increase in sales returns of merchandise that may contain hardware or software components. If returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.

      To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish

<PAGE 12>
contingency plans based on our actual testing experience with our supplier base and assessment of outside risks. We anticipate contingency plans to be in place by July 31, 1999.

      The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to Item 5 of this report, which addresses forward-looking statements made by the Company.

<PAGE 13>
PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Shareholders' Meeting was held June 5, 1998, in Fayetteville, Arkansas.

Election of Directors:

      At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement dated April 10, 1998.

                                        Against or               Broker
                             For         Withheld  Abstentions  Non-Votes
Jeronimo Arango            2,049,481,540  14,283,631      0         0
John A. Cooper, Jr.        2,050,101,244  13,663,927      0         0
Stephen Friedman           2,036,719,385  27,045,786      0         0
Stanley C. Gault           2,049,529,620  14,235,551      0         0
David D. Glass             2,048,856,076  14,909,095      0         0
Roland A. Hernandez        2,041,695,114  22,070,057      0         0
Dr. Frederick S. Humphries 2,048,179,637  15,585,534      0         0
E. Stanley Kroenke         2,048,790,589  14,974,582      0         0
Elizabeth A. Sanders       2,049,988,600  13,776,571      0         0
Jack C. Shewmaker          2,048,699,008  15,066,163      0         0
Donald G. Soderquist       2,048,906,691  14,858,480      0         0
Dr. Paula Stern            2,049,547,293  14,217,878      0         0
Jose H. Villarreal         2,021,919,983  41,845,188      0         0
John T. Walton             2,048,886,794  14,878,377      0         0
S. Robson Walton           2,049,030,240  14,734,931      0         0

Proposal to Adopt Wal-Mart Stores, Inc. Stock Incentive Plan of 1998:

      The shareholders approved the adoption of the Stock Incentive Plan of 1998. Under the Plan, incentive and non-qualified stock options, stock appreciation rights, stock value equivalent awards and shares of restricted stock may be granted to any associate or non-associate director of Wal-Mart and its affiliates. The Plan is administered by the Compensation and Nominating Committee and by the Stock Option Committee.

                            Against or                 Broker
              For            Withheld    Abstentions  Non-Votes
          1,554,488,237    505,241,335    4,035,599      0

Proposal  to  Adopt  Wal-Mart Stores, Inc. Management Incentive  Plan  of
1998:

      The shareholders approved the adoption of the Management Incentive Plan of 1998. The purpose of the Plan is to motivate and reward Company management, including executive officers, for profit improvement by setting goals related to profitability. Under the Plan, objective annual performance goals for the Company and its divisions will be established

<PAGE 14>
at the beginning of each fiscal year by the Compensation and Nominating Committee. The Plan is administered by the Compensation and Nominating Committee.

                         Against or                       Broker
              For         Withheld       Abstentions     Non-Votes
         2,044,305,155   54,848,259       4,611,757         0

Shareholder Proposal:

    The Shareholders rejected a shareholder proposal requesting that the Company endorse the Coalition for Environmentally Responsible Economies (CERES) Principles as a part of its commitment to be publicly accountable for its environmental impact.

                         Against or                       Broker
              For         Withheld       Abstentions     Non-Votes
           66,227,047    1,800,877,467    51,740,894       19,763

Item 5. Other Information

      The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance. The forward looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as exhibits to this Form
          10-Q:

          Exhibit 10(a) - Form of individual special stock option grant, post-termination agreement and covenant not to compete between David D. Glass and Wal-Mart Stores, Inc. is filed herewith as an Exhibit to this Form 10-Q.

          Exhibit 10(b) - Form of individual special stock option grant, post-termination agreement and covenant not to compete between Donald G. Soderquist and Wal-Mart Stores, Inc. is filed herewith as an Exhibit to this Form 10-Q.

<PAGE 15>
          Exhibit 10(c) - Form of individual special stock option grant, post-termination agreement and covenant not to compete between Bob L. Martin and Wal-Mart Stores, Inc. is filed herewith as an Exhibit to this Form 10-Q.

          Exhibit 10(d) - Form of individual special stock option grant, post-termination agreement and covenant not to compete between
          H. Lee Scott, Jr. and Wal-Mart Stores, Inc. is filed herewith as an Exhibit to this Form 10-Q.

          Exhibit 10(e) - Form of individual special stock option grant, post-termination agreement and covenant not to compete between Thomas M. Coughlin and Wal-Mart Stores, Inc. is filed herewith as an Exhibit to this Form 10-Q.

          Exhibit 27 - Financial Data Schedule

     (b) A Form 8-K was filed on June 2, 1998, to file the form of the Puttable Reset Securities PURSsm due June 1, 2018, and the opinion of counsel to the Company relating to the Company's public offering of $500 million aggregate principal amount.

          A Form 8-K was filed on June 2, 1998, to file the form of Calculation Agency Agreement and the Statement of Eligibility of Trustee related to the Company's public offering of $500 million aggregate principal amount of its Puttable Reset Securities PURSsm due June 1, 2018.

<PAGE 16>
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date: September 11, 1998                /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date: September 11, 1998                /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer