Form 10-Q
period 1998-10-31
WAL MART STORES INC
filed 1998-12-14
CIK 104169

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Common  Stock, $.10 Par Value -- 2,223,453,506 shares as of  October  31,
1998.

<PAGE 2>
                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                             October 31,    January 31,
                                                1998            1998
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $   1,009      $ 1,447
Receivables                                        1,401          976
Inventories                                       20,620       16,497
Other current assets                                 488          432
   Total current assets                           23,518       19,352

Property, plant and equipment                     30,071       27,376
Less accumulated depreciation                      7,030        5,907
   Net property, plant and equipment              23,041       21,469

Property under capital leases                      3,248        3,040
Less accumulated amortization                        998          903
   Net property under capital leases               2,250        2,137

Other assets and deferred charges                  2,430        2,426

   Total assets                                $  51,239      $45,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper                               $   1,976      $     -
Accounts payable                                  11,424        9,126
Accrued liabilities                                4,969        3,628
Other current liabilities                            984        1,706
   Total current liabilities                      19,353       14,460

Long-term debt                                     6,953        7,191
Long-term obligations under capital leases         2,637        2,483
Deferred income taxes and other                      771          809
Minority Interest                                  1,811        1,938

Common stock and capital in excess of par value      805          809
Retained earnings                                 19,437       18,167
Other accumulated comprehensive income        (      528)    (    473)
   Total shareholders' equity                     19,714       18,503

   Total liabilities and shareholders'
     equity                                    $  51,239      $45,384

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements
<F2>
*Note: The balance sheet at January 31, 1998, has been derived from the audited financial statements at that date, and condensed.

<PAGE 3>

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                            Three Months Ended        Nine Months Ended
                                October 31,              October 31,
                              1998        1997        1998       1997
Revenues:
   Net sales                $33,509     $28,777     $96,849    $82,572
   Other income - net           415         350       1,112        954
                             33,924      29,127      97,961     83,526
Costs and expenses:
   Cost of sales             26,380      22,680      76,328     65,285
   Operating, selling
     and general and
     administrative
     expenses                 5,691       4,958      16,341     14,058
   Interest costs:
     Debt                       135         142         380        413
     Capital leases              67          56         201        166
                             32,273      27,836      93,250     79,922
Income before income taxes,
   minority interest and
   equity in unconsolidated
   subsidiaries               1,651       1,291       4,711      3,604
Provision for income taxes      611         483       1,743      1,333

Income before minority
   interest and equity in
   unconsolidated
   subsidiaries               1,040         808       2,968      2,271

Minority interest and
   equity in unconsolidated
   subsidiaries             (    31)     (   16)     (   97)    (   32)

Net income                   $ 1,009    $   792     $ 2,871    $ 2,239

Net income per share -
   Basic and dilutive        $   .45    $   .35     $  1.28    $   .99

Dividends per share          $ .0775    $ .0675     $ .2325    $ .2025
Average shareholders'
   equity                    $19,629    $17,409     $19,109    $17,349

Return for the period
  on average
  shareholders' equity         5.18%       4.55%      15.13%     12.91%

Average number of common shares:
   Basic                      2,231       2,253        2,235     2,262
   Dilutive                   2,246       2,263        2,251     2,266

[FN]
<F1>
 See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

                   WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)

                                            Nine Months Ended October 31,
                                                  1998          1997
Cash flows from operating activities:
   Net income                                  $   2,871      $  2,239

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                 1,400         1,178
     Increase in inventories                   (   4,136)    (   3,221)
Increase in accounts payable                       2,304         2,405
     Increase in accrued liabilities                 741         1,027
     Noncash items and other                   (     505)    (     647)
Net cash provided by operating activities          2,675         3,248

Cash flows from investing activities:
   Payments for property, plant & equipment    (   2,652)    (   1,894)
   Acquisitions                                (      47)    (     770)
   Other investing activities                         69            72
Net cash used in investing activities          (   2,630)    (   2,592)

Cash flows from financing activities:
   Increase in commercial paper                    1,890         1,523
   Proceeds from issuance of long-term debt          521             -
   Dividends paid                              (     520)    (     459)
   Payment of long-term debt                   (   1,046)    (     523)
   Purchase of Company stock                   (   1,117)    (   1,367)
   Other financing activities                  (     212)           15
Net cash used in financing activities          (     484)    (     811)
Net decrease in cash and cash equivalents      (     438)    (     155)
Cash and cash equivalents at beginning
   of year                                         1,447           883
Cash and cash equivalents at end of
   period                                      $   1,009      $    728

Supplemental disclosure of cash flow information:

Income tax paid                                $   2,227      $  1,396
Interest paid                                        581           598
Capital lease obligations incurred                   203           176

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

<PAGE 5>
                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1. Basis of Presentation

     The condensed consolidated balance sheet as of October 31, 1998, and the related condensed consolidated statements of income for the three and nine month periods ended October 31, 1998, and 1997, and the statements of cash flow for the nine month periods ended October 31, 1998, and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior year's income statements to conform to current presentation.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 1998.

     NOTE 2. Inventories

     The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam's Club segment, and other cost methods for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at October 31, 1998, would have been $428 million higher than reported, an increase in the LIFO reserve of $80 million from January 31, 1998, and an increase of $25 million from July 31, 1998. If the FIFO method had been used at October 31, 1997, inventories would have been $344 million higher than reported, an increase in the LIFO reserve of $48 million from January 31, 1997, and an increase of $30 million from July 31, 1997.

     NOTE 3. Net Income Per Share

      The Company presents basic and dilutive net income per share according to guidance established in Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaces primary and fully dilutive net income per share with basic and dilutive net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effect of stock options. Basic and dilutive net income per share for all periods presented are the same as previously reported. Basic net income per share is based on the weighted average outstanding common shares. Dilutive net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options.

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

Revenues by operating segment were as follows (in millions):

                            Three Months Ended        Nine Months Ended
                               October 31,               October 31,

                              1998        1997        1998       1997
Wal-Mart Stores             $23,244     $20,495     $67,214    $59,089
Sam's Club                    5,589       5,062      16,316     14,824
International                 2,961       1,781       8,514      4,555
Corporate and Other           1,715       1,439       4,805      4,104

Total Revenues              $33,509     $28,777     $96,849    $82,572


Operating profit and reconciliation to income before income taxes, minority interest and equity in unconsolidated subsidiaries are as follows (in millions):

                            Three Months Ended        Nine Months Ended
                                 October 31,             October 31,

                              1998        1997        1998       1997
Wal-Mart Stores             $ 1,640     $ 1,347     $ 4,827    $ 3,863
Sam's Club                      172         138         471        398
International                   109          52         315         85
Corporate and Other            ( 68)       ( 48)       (321)      (163)

Operating profit              1,853       1,489       5,292      4,183

Interest expense                202         198         581        579

Income before income taxes,
  minority interest and
  equity in unconsolidated
  subsidiaries              $ 1,651     $ 1,291     $ 4,711    $ 3,604

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

      Comprehensive income was $986 million and $766 million for the quarters ended October 31, 1998 and 1997, respectively, and was $2,816 million and $2,193 million for the nine months ended October 31, 1998 and 1997, respectively.

      The adoption of this Statement had no effect on the Company's results of operations or financial position.

     NOTE 6. Acquisition

      In July 1998, the Company extended its presence in Asia with an investment in Korea. The Company acquired a majority interest in four units as well as six undeveloped sites for approximately $179 million.
The  four  units were previously operated by Korea Makro.   The  purchase
price included $130 million for newly issued shares in the acquired company. The proceeds were used to reduce debt and to provide for working capital needs. The transaction has been accounted for as a purchase. The net assets and liabilities acquired are recorded at fair value. The Company is evaluating the useful life of the resulting goodwill and will amortize the goodwill over that period. The results of operations since the effective date of the acquisition have been included in the Company's results. The transaction should not have a material impact on the fiscal 1999 consolidated operating results. Pro forma results of operations are not presented due to the insignificant differences from the historical results.

     NOTE 7. Pre-opening costs

     During the second quarter, the Company adopted Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The impact of the adoption of SOP 98-5 was $8 million net of taxes. Due to the immateriality to the Company's results of operations, the initial application was not reported as a cumulative effect of a change in an accounting principle.

     NOTE 8. Subsequent event

      On December 9, 1998, the Company announced that it had reached an agreement to purchase 74 units of the Interspar hypermarket chain in Germany. Pending government approval, the agreement is expected to be final by the end of December. The units are being acquired from Spar Handels AG, a German company that owns multiple retail formats and wholesale operations throughout Germany. If consummated, the transaction

<PAGE 8>
should not have a material impact on the fiscal 1999 consolidated operating results.


Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

     The Company had a 16% sales increase for the quarter and a 17% sales increase for the nine-month period ended October 31, 1998. The sales increases noted above were attributable to an increase in comparable sales in the Wal-Mart Stores segment of 9% for the third quarter of fiscal 1999 and the nine months ended October 31, 1998, an increase in comparable sales in the Sam's Club segment of 9% for the third quarter of fiscal 1999 and the nine months ended October 31, 1998, and to the Company's expansion activities in those segments and its International segment.

      Domestic expansion activity during the first nine months of fiscal 1999 included 22 new Wal-Mart stores, the expansion of two Wal-Mart stores, the conversion of 80 Wal-Mart stores to Supercenters, 22 new Supercenters, seven new Sam's Clubs and the relocation or expansion of four Sam's Clubs. International expansion during the first nine months of fiscal 1999 included the addition of four units in Argentina, three units in Brazil, six units in Canada, four units in Korea and 24 units in Mexico.

      At October 31, 1998, the Company had 1,863 Wal-Mart stores, 543 Supercenters and 450 Sam's Clubs in the United States, along with 13 units in Argentina, 11 units in Brazil, 150 Wal-Mart stores in Canada, three units in China (operated under joint venture agreements), 21 units in Germany, four units in Korea (operated under joint venture agreements), 409 units in Mexico, and 14 units in Puerto Rico. This compares with 1,904 Wal-Mart stores, 436 Supercenters, and 444 Sam's Clubs in the United States, along with eight units in Argentina, eight units in Brazil, 144 Wal-Mart stores in Canada, three units in China (operated under joint venture agreements), 396 units in Mexico, and 12 units in Puerto Rico at the same time last year.

      The International segment had a 66% sales increase for the third quarter and an 87% sales increase for the nine-month period ended October 31, 1998. These increases were due principally to expansion activities which included the merger of the Mexican joint venture companies owned by Wal-Mart Stores, Inc. and Cifra, S. A. de C. V. (Cifra) and the tender offer that increased the Company's ownership in Cifra that occurred in September 1997, the acquisition of the Wertkauf hypermarket chain in Germany that occurred in December 1997, and the acquisition of four units previously operated by Korea Makro in Korea that occurred in July 1998. Due to the timing of these acquisitions, sales for the third quarter and the nine-month period ended October 31, 1998, are not comparable to the same periods last year due to the additional sales generated by these acquisitions in the current year's periods.

<PAGE 9>
      Sam's Clubs sales as a percentage of total Company sales fell from 18% in the third quarter of fiscal 1998 and nine-month period ended
October 31, 1997, to 17% for the quarter and nine-month period ended October 31, 1998, largely as a result of more rapid growth of sales in other segments. International sales accounted for 9% of total Company sales in both the third quarter and the nine-month period ended October 31, 1998, compared with 6% during the same periods in fiscal 1998.

      The Company's gross profit as a percentage of sales increased from 21.19% in the third quarter of fiscal 1998 to 21.27% during the third quarter of fiscal 1999. For the nine-month period ended October 31, 1998, gross profit as a percentage of sales was 21.19%, up from 20.94% in last fiscal year's comparable period. Gross profit as a percentage of sales improved in the Wal-Mart and International operating segments due to better mix of merchandise sold offset in part by competitive pricing and growth in the lower margin food business. Sam's Club operating segment's gross profit as a percentage of sales is down for the nine-month period due to retail price reductions on over 18% of its merchandise assortment as a result of Sam's price rollback program to enhance member value. This decrease is offset in part due to a better mix of merchandise sold within the Sam's Club. As the Sam's Club segment comprises a lower percentage of consolidated Company sales, the gross profit stated as a percentage of sales for the Company as a whole, is positively impacted since its contribution to gross margin is a lower percentage when compared with the Wal-Mart and International operating segments.

     Operating, selling, general and administrative expenses decreased as a percentage of sales from 17.23% during the third quarter of fiscal 1998 to 16.98% for the third quarter of fiscal 1999. For the nine-month period ended October 31, 1998, operating, selling, general and administrative expenses were 16.87%, down from 17.03% in last fiscal year's comparable period. During the second quarter of fiscal 1998, the Company took a one-time charge of $50 million for closing the majority of the Bud's Discount City stores. Without the one-time charge, year to date expenses would have been 16.97% of sales for the nine-month period ended October 31, 1997. All operating segments made improvements in their expenses, as a percentage of sales, for the nine-month period when compared to the previous period. The expense leverage was mitigated in the consolidated results due to the percentage of the total volume decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total volume increased in the International segment, which has higher expenses as a percentage of sales than Sam's Clubs.
Also, the Company was affected by the tighter labor markets and the increase in the minimum wage that occurred during last fiscal year's third quarter.

      The International segment's operating profit increased from $52 million in the third quarter of fiscal 1998 to $109 million for the third quarter of fiscal 1999 and increased from $85 million for the nine months ended October 31, 1997, to $315 million in the comparable period in fiscal 1999. As noted above, the results for the periods in fiscal 1999 include the operating profit of Cifra and Wertkauf. Because the acquisitions occurred during the last half of fiscal 1998, the additional

<PAGE 10>
operating profit resulting from these acquisitions accounts for a large part of the increase in the International segment operating profit.

      Currently, Mexico is considered to operate in a highly-inflationary economy and reports its operations using U.S. Dollars. Beginning in fiscal 2000, Mexico will no longer be considered a highly-inflationary economy and will begin reporting its operations in its local currency. The Company does not anticipate there will be a material impact on the consolidated or International segment's results of operations or financial position as a result of the change.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $2,675 million for the nine months ended October 31, 1998, compared with $3,248 million for the comparable period in fiscal 1998. Operating cash flow was down in the nine months ended October 31, 1998, primarily due to the addition of $4,136 million in inventory compared with an increase in inventory of $3,221 million in the comparable period in fiscal 1998 and due to a smaller increase of $2,304 in accounts payable compared with an increase in accounts payable of $2,405 million in fiscal 1998. During the first nine months of fiscal 1999, the Company repurchased $1,117 million of its common stock, paid dividends of $520 million and invested $2,652 million in capital expenditures.

     At October 31, 1998, the Company had total assets of $51,239 million compared with total assets of $45,384 million at January 31, 1998. Working capital at October 31, 1998, was $4,165 million, down $727 million from January 31, 1998. The ratio of current assets to current liabilities was 1.2 to 1.0 at October 31, 1998 and 1.3 to 1.0 at October 31, 1997, and January 31, 1998.

      In March 1998, the Company announced its intention to increase the size of its existing share repurchase program by approximately $1.6 billion. With this amount and the remaining portion of last year's program, the Company may repurchase up to $2 billion of its common stock. Of this amount, $823 million is available after the repurchase of $1,117 during the first nine months of fiscal 1999. The Company also increased dividends by 15% to $.31 per share for fiscal 1999.

      On May 7, 1998, the Company filed with the Securities and Exchange Commission a registration statement for debt securities aggregating $750 million. In June 1998, the Company sold $500 million of bonds pursuant to a previously filed shelf registration statement and the registration statement described above. The bonds bear interest at 5.85% until June 1, 2000. At that date and every second June 1 thereafter (reset date), the interest rate may be reset. The bonds have put options imbedded that, if exercised, would require the Company to purchase the outstanding bonds at 100% of the principal amount. The put options may be exercised on each reset date. The proceeds of the sale were used to meet general working capital requirements.

       The   Company  anticipates  that  it  will  continue  to  generate significant  operating cash flow. The Company foresees no  difficulty  in

<PAGE 11>
obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past few years.

      The Company may issue public debt securities aggregating $501 million under shelf registration statements on file with the Securities and Exchange Commission. Operating cash flow along with the Company's ability to obtain short-term or long-term financing should provide sufficient cash to use for capital expenditures, pay dividends, meet maturing debt demands, and continue the share repurchase program.

Accounting Pronouncements

      In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The SOP will be effective for the Company beginning February 1, 1999. The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Currently, costs related to developing internal-use software are expensed as incurred. The Company does not anticipate there will be a material impact on the results of operations or financial position after SOP 98-1 is adopted.

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

Year 2000

     The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 compliance, including those systems and equipment which supports the Company's International segment. The assessment phase of the Year 2000 project is substantially complete and included both information technology, such as point-of-sale computer systems, as well as non-information technology equipment, such as warehouse conveyor systems. Over 95% of the required coding conversions on information technology have occurred to date. The Company anticipates completing all known remaining coding conversions during the current fiscal year. Virtually all of the compliance was performed or is expected to be performed by Company associates.

      The next phase of the Company's Year 2000 project, complete system testing, began during the second quarter of fiscal 1999. No significant issues have been detected thus far in the testing. The initial testing for all business-critical systems will be substantially complete by April 30, 1999. The Company will continue system level testing

<PAGE 12>
throughout 1999 to ensure version upgrades, new releases and enhancements are Year 2000 compliant.

      The total estimated cost of the conversion is $12 million, which is being expensed as incurred. Approximately $9 million of the cost is related to reprogramming or replacement of software, while approximately $3 million is related to acquisition of hardware. Approximately $7 million of the $12 million cost of conversion has been incurred as of the end of the third quarter of fiscal 1999. All of these costs are being funded through operating cash flows. These costs are an immaterial part of the Company's information technology budget. The Company's Information Systems Division has not deferred any information technology projects to address the Year 2000 issue.

      In addition to internal Year 2000 implementation activities, the Company is communicating with other companies with which our systems interface or on which it relies on to determine the extent to which those companies are addressing their Year 2000 compliance. Testing began during the third quarter of the current fiscal year and will be substantially complete by July 31, 1999. Thus far, no significant issues have been detected in the testing. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

      The Company anticipates minimal business disruption will occur as a result of Year 2000 issues; however, possible consequences include, but are not limited to, loss of communications links with certain store locations, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance and not all customer situations can be anticipated, the Company may experience an increase in sales returns of merchandise that may contain hardware or software components. If returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.

      Although the Company has not finalized its contingency plan for possible Year 2000 issues, initial analysis and planning is underway. Where needed, the Company will establish contingency plans based on its actual testing experience with its supplier base and assessment of outside risks. The Company anticipates the majority of its contingency plans to be in place by July 31, 1999.

      The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to Item 5 of this report, which addresses forward-looking statements made by the Company.

<PAGE 13>
                       PART II. OTHER INFORMATION

Item 5. Other Information

      The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, Year 2000 issues, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Item 6. Exhibits and Reports on Form 8-K

          (a)  The following document is filed as an exhibit to this Form
               10-Q:

               Exhibit 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K for the quarter ended October 31, 1998.

<PAGE 14>
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date: December 9, 1998                  /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date: December 9, 1998                  /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer