Form 10-Q/A
period 1998-10-31
WAL MART STORES INC
filed 1998-12-23
CIK 104169

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-Q/A
                               AMENDMENT 1
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

<PAGE 2>

     The Condensed Consolidated Statements of Income included in Item 1 of Part 1 of Form 10-Q contained a calculation error in the return for the period on average shareholders' equity. The Condensed Consolidated Statements of Cash Flows included in Item 1 of Part 1 of Form 10-Q contained an error due to reclassification of noncash items and other.
Item 1 of Part 1 of the registrant's 10-Q is hereby amended in its entirety as follows:


<PAGE 3>


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

<PAGE 4>

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                            Three Months Ended        Nine Months Ended
                                October 31,              October 31,
                              1998        1997        1998       1997
Revenues:
   Net sales                $33,509     $28,777     $96,849    $82,572
   Other income - net           415         350       1,112        954
                             33,924      29,127      97,961     83,526
Costs and expenses:
   Cost of sales             26,380      22,680      76,328     65,285
   Operating, selling
     and general and
     administrative
     expenses                 5,691       4,958      16,341     14,058
   Interest costs:
     Debt                       135         142         380        413
     Capital leases              67          56         201        166
                             32,273      27,836      93,250     79,922
Income before income taxes,
   minority interest and
   equity in unconsolidated
   subsidiaries               1,651      1,291        4,711      3,604
Provision for income taxes      611         483       1,743      1,333

Income before minority
   interest and equity in
   unconsolidated
   subsidiaries                1,040        808       2,968       2,271

Minority interest and
   equity in unconsolidated
   subsidiaries              (    31)    (   16)     (   97)     (   32)

Net income                  $ 1,009     $   792     $ 2,871    $ 2,239

Net income per share -
   Basic and dilutive       $   .45     $   .35     $  1.28    $   .99

Dividends per share         $ .0775     $ .0675     $ .2325    $ .2025
Average shareholders'
   equity                   $19,629     $17,409     $19,109    $17,349

Return for the period
  on average
  shareholders' equity         5.14%       4.55%      15.02%     12.91%

Average number of common shares:
   Basic                      2,231       2,253        2,235     2,262
   Dilutive                   2,246       2,263        2,251     2,266

[FN]
<F1>
 See accompanying notes to condensed consolidated financial statements.

<PAGE 5>

                   WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)


                                            Nine Months Ended October 31,
                                                  1998          1997
Cash flows from operating activities:
   Net income                                  $   2,871      $  2,239

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                 1,400         1,178
     Increase in inventories                   (   4,136)    (   3,221)
Increase in accounts payable                       2,304         2,405
     Increase in accrued liabilities                 741         1,027
     Noncash items and other                   (     504)    (     380)
Net cash provided by operating activities          2,676         3,248

Cash flows from investing activities:
   Payments for property, plant & equipment    (   2,652)    (   1,894)
   Acquisitions                                (      47)    (     770)
   Other investing activities                         69            72
Net cash used in investing activities          (   2,630)    (   2,592)

Cash flows from financing activities:
   Increase in commercial paper                    1,890         1,523
   Proceeds from issuance of long-term debt          521             -
   Dividends paid                              (     520)    (     459)
   Payment of long-term debt                   (   1,046)    (     523)
   Purchase of Company stock                   (   1,117)    (   1,367)
   Other financing activities                  (     212)           15
Net cash used in financing activities          (     484)    (     811)
Net decrease in cash and cash equivalents      (     438)    (     155)
Cash and cash equivalents at beginning
   of year                                         1,447           883
Cash and cash equivalents at end of
   period                                      $   1,009      $    728

Supplemental disclosure of cash flow information:

Income tax paid                                $   2,227      $  1,396
Interest paid                                        581           598
Capital lease obligations incurred                   203           176

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

<PAGE 6>
                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

<PAGE 7>

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

<PAGE 8>

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

     NOTE 8. Subsequent event

      On December 9, 1998, the Company announced that it had reached an agreement to purchase 74 units of the Interspar hypermarket chain in Germany. Pending government approval, the agreement is expected to be final by the end of December. The units are being acquired from Spar Handels AG, a German company that owns multiple retail formats and wholesale operations throughout Germany. If consummated, the transaction

<PAGE 9>
should not have a material impact on the fiscal 1999 consolidated operating results.


<PAGE 10>
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date: December 21, 1998                 /s/David D. Glass________________
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date: December 21, 1998                 /s/John B. Menzer________________
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer