Form 10-K
period 1999-01-31
WAL MART STORES INC
filed 1999-04-19
CIK 104169

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

[X]   Annual  report  pursuant to section 13 or  15(d)  of  the  Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1999, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     Commission file number 1-6991.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 1999, was $121,319,774,111. For the purposes of this disclosure only, the registrant has assumed that its directors, officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.
</PAGE 1>

<PAGE 2>
     The registrant had 4,449,818,854 shares of Common Stock outstanding as of March 31, 1999, restated to reflect the two-for-one stock split announced March 4, 1999. The record date for the stock split was March 19, 1999 and it is payable on April 19, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 1999, are incorporated by reference into Part III and IV of this Form 10-K.

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

     All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, Year 2000 issues, unemployment levels, interest rate fluctuations and other capital market and economic conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

</PAGE 2>

<PAGE 3>
                           WAL-MART STORES, INC.
                          FORM 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED JANUARY 31, 1999

                                  PART I

ITEM 1.   BUSINESS

      Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") is the world's largest retailer measured by total revenues. During the fiscal year ended January 31, 1999, the Company had net sales of $137,634,000,000.

          (a)  Development of Business

           Domestically, at January 31, 1999, the Company operated 1,869 discount stores and 564 Supercenters, and 451 SAM'S Clubs. Tables summarizing information concerning additions of units and square footage for domestic discount stores, Supercenters and SAM'S Clubs since January 31, 1994, are included as Schedules A and B to Item 1 found on pages 10 and 11 of this annual report.

           In fiscal 1999, the Company took possession of 74 units from the Interspar hypermarket chain in Germany. The units were acquired from Spar Handels AG, a German company that owns multiple retail formats and wholesale operations throughout Germany. The transaction closed on December 29, 1998, Interspar's fiscal year end. Therefore, the acquired assets are included in the Company's consolidated balance sheet as of January 31, 1999, and the results of operations will be included beginning in fiscal 2000.

          In fiscal 1999, the Company extended its presence in Asia with an investment in Korea. The Company acquired a majority interest in four existing units as well as six undeveloped sites. The four acquired units were previously operated by Korea Makro. The results of operations since the effective date of the acquisition have been included in the Company's results of operations.

           See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 17 of this annual report for additional information regarding our acquisitions.

           Internationally, at January 31, 1999, the Company operated units in Argentina(13), Brazil(14), Canada(154), Germany(95), Mexico(416), and
Puerto Rico(15), and, under joint venture agreements, in China(5) and Korea(4). A table summarizing information concerning additions of units and square footage for international units operated since fiscal 1994, is included as Schedule C to Item 1 found on page 12 of this annual report.

</PAGE 3>


<PAGE 4>
          (b)  Financial information about the Company's industry segments

           The Company is principally engaged in the operation of mass merchandising stores, which serve our customers primarily through the operation of three segments.

            The Company identifies segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company's discount stores and Supercenters in the United States. The SAM'S Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico and Puerto Rico. For the financial results of the Company's operating segments, see Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 17 of this annual report.

          (c)  Narrative Description of Business

          The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam
M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (discount store) was opened. In fiscal 1984, the Company opened its first three SAM'S Clubs, and in fiscal 1988, its first Wal-Mart Supercenter (combination full-line supermarket and discount store). In fiscal 1992, the Company began its first international initiative when the Company entered into a joint venture in which it had a 50% interest with Cifra S.A. de C.V. (Cifra). The Company's international presence has continued to expand and at January 31, 1999, the Company had operations in seven countries and Puerto Rico.

WAL-MART STORES OPERATING SEGMENT

           The Wal-Mart Stores segment, which includes the Company's discount stores and Supercenters in the United States, had sales of $95,395,000,000, $83,820,000,000 and $74,840,000,000 for the three fiscal years ended January 31, 1999, 1998, and 1997, respectively. During the most recent fiscal year, no single discount store or Supercenter location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 17 of this annual report for additional information regarding our segments.

          General. The Company operates Wal-Mart discount stores in all 50 states. The average size of a discount store is approximately 94,300 square feet. Wal-Mart Supercenters are located in 29 states and the average size of a Supercenter is 181,200 square feet. The Supercenter prototypes range in size from 110,000 square feet to 234,000 square feet.

</PAGE 4>

<PAGE 5>
            Merchandise.    Wal-Mart  discount  stores  and   the   general
merchandise area of the Supercenters are generally organized with 40 departments and offer a wide variety of merchandise, including apparel for women, girls, men, boys and infants. Each store also carries domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and accessories, cameras and supplies, health and beauty aids, pharmaceuticals and jewelry. In addition, the stores offer an assortment of grocery merchandise, with the assortment in Supercenters being broader and including meat, produce, deli, bakery, dairy, frozen foods and dry grocery.

           Nationally advertised merchandise accounts for a majority of sales in the stores. The Company markets lines of merchandise under store brands including but not limited to "Sam's American Choice", "One Source", "Great Value", "Ol' Roy" and "Equate". The Company also markets lines of merchandise under licensed brands; some of which include "Faded Glory", "Kathie Lee", "White Stag", "Puritan", "Better Homes & Gardens", "Popular Mechanics", "Catalina", "McKids", "Basic Equipment" and "House Beautiful".

           During the fiscal year ended January 31, 1999, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:
                                              PERCENTAGE
          CATEGORY                             OF SALES

          Hardgoods........................        22
          Softgoods/domestics..............        21
          Grocery, candy and tobacco.......        16
          Pharmaceuticals..................         9
          Electronics......................         9
          Sporting goods and toys..........         7
          Health and beauty aids...........         7
          Stationery ......................         4
          Shoes............................         2
          Jewelry..........................         2
          One-hour photo...................         1
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

           Seasonal Aspects of Operations. The Wal-Mart Stores operating segment's business is seasonal to a certain extent. Generally, the highest
</PAGE 5>

<PAGE 6>

volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

            Competition. Wal-Mart discount stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. The Company also competes with others for new club sites. As of January 31, 1999, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

          The Company's competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company has many programs designed to meet the competitive needs of its industry. These include "Everyday Low Price", "Item Merchandising", "Store-
Within-a-Store"  and  "Price  Rollbacks" programs.   Although  the  Company
believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this will continue.

           Distribution. During the 1999 fiscal year, approximately 84% of the Wal-Mart discount stores' and Supercenters' purchases were shipped from Wal-Mart's 43 distribution centers, nine of which are grocery distribution centers, and two of which are import distribution centers. The balance of merchandise purchased was shipped directly to the stores from suppliers. The 43 centers are located throughout the continental United States. Five distribution centers are located in each of Arkansas and Texas; three in South Carolina; two in each of California, Florida, Georgia, Indiana,
Mississippi, New York and Pennsylvania; and one in each of Alabama, Arizona, Colorado, Iowa, Illinois, Kansas, Kentucky, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Tennessee, Utah, Virginia and Wisconsin.

SAM'S CLUB OPERATING SEGMENT

           The SAM'S Club segment, which includes the warehouse membership clubs in the United States, had sales of $22,881,000,000, $20,668,000,000 and $19,785,000,000 for the three fiscal years ended January 31, 1999, 1998, and 1997, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 17 of this annual report for additional information regarding our segments.

           General. The Company operates SAM'S Clubs in 48 states. The average size of a SAM'S Club is approximately 121,200 square feet, and club sizes generally range between 90,000 and 150,000 square feet of building area.

           Merchandise. SAM'S Clubs offer bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items, and selected items under the "Member's Mark" store brand. Generally each
</PAGE 6>

<PAGE 7>

SAM'S Club also carries software and electronic goods, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments, which include bakery, meat and produce. In addition, some clubs offer one-hour photo, embroidery departments, pharmaceuticals and gas stations.

          During the fiscal year ended January 31, 1999, sales in the clubs (which are subject to seasonal variance) by product category were as follows:

                                              PERCENTAGE
          CATEGORY                             OF SALES

          Sundries..........................       31.6
          Food .............................       32.8
          Hardlines ........................       22.1
          Softlines ........................        5.7
          Service Businesses................        7.8
                                                  100.0%

          Operations. Operating hours vary among SAM'S Clubs, but they are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m. Most SAM'S Clubs are open Saturday from 9:30 a.m. to 8:30 p.m. and on Sunday from 11:00 a.m. to 6:00 p.m.

           SAM'S Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "SAM'S Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Any credit issued under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. In fiscal 1999, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. The annual membership fee for an individual member is $35 for the primary membership card with a spouse card available at no additional cost.

            Seasonal Aspects of Operations. The SAM'S Club operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter and the lowest volume occurs during the first fiscal quarter.

           Competition. SAM'S Clubs compete with warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. The Company also competes with others for new club sites. As of January 31, 1999, based on domestic U.S. net sales, the SAM'S Club segment ranked first among all warehouse clubs.

          Distribution. During fiscal 1999, approximately 61% of the SAM'S Club purchases were shipped from distribution facilities. The balance was shipped directly to the clubs from suppliers. Operationally, the principle
</PAGE 7>

<PAGE 8>

focus  is  on  crossdocking product, while maintaining stored inventory  is
minimized.   A  combination of Company owned and  operated  facilities  and third-party facilities comprise the overall distribution structure.


INTERNATIONAL OPERATING SEGMENT

           The Company's International Segment is comprised of wholly owned operations in Argentina, Canada, Germany and Puerto Rico; through joint ventures in China and Korea; and through majority-owned subsidiaries in Brazil and Mexico. Sales for the three fiscal years ended January 31, 1999, 1998, and 1997 were $12,247,000,000, $7,517,000,000 and $5,002,000,000, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 17 of this annual report for additional information regarding our segments.

          General. Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Korea and Mexico; SAM'S Clubs in Argentina, Brazil, China, Mexico, and Puerto Rico; Hypermarkets in Germany and Superamas (traditional supermarket,) Bodegas (discount store,) Aurreras (combination store,) Suburbias (specialty department store) and Vips (restaurant) in Mexico.

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

           Operations. The hours of operation for operating units in the international division vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. While sales are primarily on a cash-and-carry basis, credit cards or other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

           Seasonal Aspects of Operations. The International operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

          Competition. The International operating segment competes with a variety of local, national and international chains in the discount, department, drug, variety, specialty and wholesale sectors of the retail market. The segment's competitive position is determined, to a large extent, by its ability to offer its customers low prices on quality merchandise that offers exceptional value. In Supercenters, our ability to
</PAGE 8>

<PAGE 9>

effectively operate the food departments has a major impact on the segment's competitive position in the markets where we operate.

            Distribution. The International segment operates export consolidation facilities in Jacksonville, Florida; Seattle, Washington; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. In addition, distribution facilities are located in Argentina, Brazil, Canada, China and Mexico which process and flow both imported and domestic product to the operating units. Operationally, the principle focus is on crossdocking product, while maintaining stored inventory is minimized. During fiscal 1999, approximately 50% of the
International merchandise purchases flowed through these distribution facilities. The balance was shipped directly to the stores from suppliers. A combination of Company owned and operated facilities and third-party facilities comprises the overall distribution structure for International logistics.

OTHER

           The sales reported in the "Other" category included in Note 9 of Notes to Consolidated Financial Statements incorporated by reference in
Item 8 of Part II found on page 17 of this annual report result from sales to third parties by McLane Company, Inc. (McLane). McLane is a wholly owned wholesale distributor that sells its merchandise to a variety of retailers, primarily to the convenience store industry. McLane also services Wal-Mart discount stores, Supercenters and SAM'S Clubs. Sales to third parties for the three fiscal years ended January 31, 1999, 1998, and 1997 were $7,111,000,000, $5,953,000,000 and $5,232,000,000 respectively. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, hardgood merchandise, health and beauty aids, toys and stationery.

          McLane has 19 distribution centers from which its customers, including the Company, are served. The distribution centers are located in the continental United States with two located in each of Arizona, California, Texas and Virginia, and one each in Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, Missouri, New York, North Carolina, Utah and Washington.

Employees (Associates).

As of January 31, 1999, the Company employed approximately 910,000 associates worldwide, with approximately 780,000 in the United States and 130,000 internationally. Most associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company's productivity or profitability.
</PAGE 9>

<PAGE 10>

                     WAL-MART STORES, INC. AND SUBSIDIARIES
    SCHEDULE A TO ITEM 1 - WAL-MART STORES SEGMENT STORE COUNT AND NET SQUARE
                                 FOOTAGE GROWTH
                    YEARS ENDED JANUARY 31, 1994 THROUGH 1999

STORE COUNT

Fiscal Year              Wal-Mart                     Wal-Mart
 Ended                discount stores               Supercenters                 Total
                                                                                         Ending
Jan 31,       Opened Closed Conversions(1) Total    Opened (2) Total   Opened(2) Closed  Balance
   Balance Forward                         1,848                 34                      1,882
 1994          141       2        37       1,950      38         72     142       2      2,022
 1995          109       5        69       1,985      75        147     115       5      2,132
 1996           92       2        80       1,995      92        239     104       2      2,234
 1997           59       2        92       1,960     105        344      72       2      2,304
 1998           37       1        75       1,921      97        441      59       1      2,362
 1999           37       1        88       1,869     123        564      72       1      2,433

NET SQUARE FOOTAGE

 Fiscal Year         Wal-Mart                    Wal-Mart
   Ended          discount stores              Supercenters                        Total
   Jan 31,    Net Additions     Total    Net Additions     Total       Net Additions    Square Footage
     Balance Forward        147,366,428                  5,951,739                       153,318,167
   1994        16,185,442   163,551,870     6,762,080   12,713,819      22,947,522       176,265,689
   1995        10,109,978   173,661,848    14,087,725   26,801,544      24,197,703       200,463,392
   1996         8,188,223   181,850,071    16,791,559   43,593,103      24,979,782       225,443,174
   1997        (  103,486)  181,746,585    19,661,948   63,255,051      19,558,462       245,001,636
   1998        (2,411,149)  179,335,436    17,076,582   80,331,633      14,665,433       259,667,069
   1999        (3,062,418)  176,273,018    21,892,838  102,224,471      18,830,420       278,497,489

[FN]
<F1>
(1) Wal-Mart discount store locations relocated or expanded as Wal-Mart Supercenters.
<F2>
(2) Total opened net of conversions of Wal-Mart discount stores to Wal-Mart Supercenters.
</PAGE 10>

<PAGE 11>

                     WAL-MART STORES, INC. AND SUBSIDIARIES
   SCHEDULE B TO ITEM 1 - SAM'S CLUB SEGMENT CLUB COUNT AND NET SQUARE FOOTAGE
                                     GROWTH
                    YEARS ENDED JANUARY 31, 1994 THROUGH 1999

STORE COUNT

Fiscal Year
 Ended                  SAM'S Clubs
Jan 31,             Opened   Closed   Total
   Balance Forward                     256
 1994                162(1)    1       417
 1995                 21      12       426
 1996                  9       2       433
 1997                  9       6       436
 1998                  8       1       443
 1999                  8       0       451

NET SQUARE FOOTAGE

 Fiscal Year
   Ended                        SAM'S Clubs
   Jan 31,             Net Additions      Total
Balance Forward                         30,703,878
   1994                  19,670,804     50,374,682
   1995                   1,335,742     51,710,424
   1996                     825,020     52,535,444
   1997                     298,692     52,834,136
   1998                     716,150     53,550,286
   1999                   1,099,144     54,649,430

[FN]
<F1>
(1)   Includes 147 clubs acquired in PACE acquisition.
</PAGE 11>

<PAGE 12>

                     WAL-MART STORES, INC. AND SUBSIDIARIES
 SCHEDULE C TO ITEM 1 - INTERNATIONAL SEGMENT UNIT COUNT AND NET SQUARE FOOTAGE
                                     GROWTH
                    YEARS ENDED JANUARY 31, 1994 THROUGH 1999

STORE COUNT

Fiscal         Argentina                      Brazil               Canada          China
Year      Wal-Mart       SAM'S       Wal-Mart     SAM'S          Wal-Mart     Wal-Mart     SAM'S
Ended  Supercenters  Clubs   Total  Supercenters  Clubs   Total   Stores    Supercenters   Clubs   Total
1994           0        0      0            0        0      0          0            0       0       0
1995           0        0      0            0        0      0        123            0       0       0
1996           1        2      3            2        3      5        131            0       0       0
1997           3        3      6            2        3      5        136            1       1       2
1998           6        3      9            5        3      8        144            2       1       3
1999          10        3     13            9        5     14        154            4       1       5


Fiscal     Germany                     Mexico                       Korea            Puerto Rico
Year                       Wal-Mart    SAM'S                      Wal-Mart       Wal-Mart     SAM'S
Ended    Hypermarkets    Supercenters  Clubs   Other*  Total    Supercenters    Supercenters  Clubs   Total
1994          0                  2        7       0      9              0               3        2      5
1995          0                 11       22       0     33              0               5        2      7
1996          0                 13       28       0     41              0               7        4     11
1997          0                 18       28       0     46              0               7        4     11
1998         21                 27       28     330    385              0               9        5     14
1999         95                 27       31     358    416              4               9        6     15

NET SQUARE FOOTAGE

Fiscal        Argentina               Brazil                  Canada                  China
Year
Ended  Net Additions   Total   Net Additions  Total   Net Additions    Total   Net Additions   Total
1994           0           0          0           0            0           0          0            0
1995           0           0          0           0   14,606,880  14,606,880          0            0
1996     444,621     444,621    761,581     761,581      868,518  15,475,398          0            0
1997     625,369   1,069,990          0     761,581      578,508  16,053,906    316,656      316,656
1998     506,884   1,576,874    540,056   1,301,637      914,365  16,968,271    145,558      462,214
1999     663,986   2,240,860    914,618   2,216,255      981,261  17,949,532    224,827      687,041

Fiscal         Germany                 Mexico                   Korea                Puerto Rico
Year
Ended  Net Additions   Total   Net Additions    Total   Net Additions  Total   Net Additions   Total
1994           0           0     946,028    1,251,563          0           0     339,260     568,907
1995           0           0   3,718,910    4,970,473          0           0     266,279     835,186
1996           0           0   1,012,734    5,983,207          0           0     470,266   1,305,452
1997           0           0   1,032,603    7,015,810          0           0           0   1,305,452
1998   2,449,369   2,449,369  10,292,640*  17,308,450          0           0     342,888   1,648,340
1999   6,845,491   9,294,860     714,459   18,022,909    553,683     553,683     100,250   1,748,590

[FN]
<F1>
* In fiscal 1998, includes 33 Aurreras (combination stores), 62 Bodegas (discount stores), 38 Suburbias (specialty department stores), 36 Superamas (traditional supermarkets), and 178 Vips (restaurants), the majority of which were acquired in 1998 in the Cifra acquisition.
<F2>
* In fiscal 1999, includes 33 Aurreras (combination stores), 63 Bodegas (discount stores), 43 Suburbias (specialty department stores), 36 Superamas (traditional supermarkets), and 183 Vips (restaurants).
</PAGE 12>

<PAGE 13>

ITEM 2.   PROPERTIES

           The number and location of domestic and international Wal-Mart discount stores, Supercenters and SAM'S Clubs is incorporated by reference to the table under the caption "Fiscal 1999 End of Year Store Counts" on Page 17 of the Annual Report to Shareholders for the year ended January 31, 1999.

            The  Company  owns  1,488  properties  on  which  domestic  discount stores and Supercenters are located and 214 of the properties on which domestic SAM'S are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

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

            Domestically,   the   Company  operated  43  Wal-Mart   distribution
facilities and 19 McLane distribution facilities at January 31, 1999. These distribution facilities are primarily owned by the Company, and several are subject to mortgage secured loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

           The Company owns office facilities in Bentonville, Arkansas that serve as the home office for the Company and owns an office facility in Temple, Texas which serves as the home office for McLane.

            Internationally, the Company has a combination of owned and leased properties in each country in which the operating units are located. The Company owns ten properties in Argentina, eight properties in Brazil, seven properties in Canada, one property in China under joint venture, 21 properties in Germany, four properties in Korea under joint venture, 242 properties in Mexico, and four properties in Puerto Rico in which the operating units are located, with the remaining units in each country being leased.

           The Company utilizes both owned and leased properties for office facilities in each country in which we conduct business.

ITEM 3.   LEGAL PROCEEDINGS

            The Company is not a party to any material pending legal proceedings and no properties of the Company are subject to any material pending legal proceeding, other than routine litigation incidental to its business.
</PAGE 13>

<PAGE 14>

            The   Company   recently   opened  a   Supercenter   in   Honesdale,
Pennsylvania. In February of 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection that the construction activities led to excess erosion and sedimentation of a nearby creek. In the settlement, Wal-Mart agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating settlement of a claim by the United States Army Corps of
Engineers  that  the  construction  resulted in  the  filling  of  approximately
0.76  acres  in  excess  of the permitted fill area of waters  and  wetlands  at the site. The proposed settlement with the Corps will require Wal-Mart to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. Under contracts with third parties, Wal-Mart has received reimbursement for the $75,000 community environmental project and the $25,000 fine. Wal-Mart also expects to be reimbursed under third party contracts for the $200,000 proposed settlement amount.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.


                                                        Current
                                                        Position
     Name             Business Experience              Held Since     Age


David D. Glass        President and Chief Executive       1988         63
                      Officer.

S. Robson Walton      Chairman of the Board.              1992         54

Donald G. Soderquist  Senior Vice Chairman of the Board.  1999         65
                      Prior to January 1999, he served
                      as Vice Chairman and Chief
                      Operating Officer.

H. Lee Scott, Jr.     Vice Chairman and Chief Operating   1999         50
                      Officer.  Prior to January 1999,
                      he served as President and Chief
                      Executive Officer of Wal-Mart
                      Stores Division.  Prior to January
                      1998, he served as Executive Vice
                      President - Merchandising. Prior
                      to October 1995, he served as
                      Executive Vice President - Logistics.
                      Prior to that, he served as Senior
                      Vice President - Logistics.
</PAGE 14>

<PAGE 15>

Paul R. Carter        Executive Vice President            1995         58
                      and President - Wal-Mart Realty
                      Company.  Prior to 1995, he
                      served as Executive Vice
                      President and Chief Financial
                      Officer.

Robert F. Connolly    Executive Vice President -          1998         55
                      Merchandising. Prior to January
                      1998, he served as Senior Vice
                      President - General Merchandise
                      Manager. Prior to October 1996,
                      he served as Vice President -
                      Jewelry and Shoes. Prior to
                      February 1996,he served as
                      Executive Vice President of
                      Montgomery Ward. Prior to January
                      1994, he served as Senior Vice
                      President - General Merchandise
                      Manager of Wal-Mart Stores, Inc.

Thomas M. Coughlin    Executive Vice President and        1999         50
                      President and Chief Executive
                      Officer of Wal-Mart Stores
                      Division. Prior to January 1999,
                      he served as Executive Vice
                      President and Chief Operating
                      Officer of Wal-Mart Stores
                      Division.  Prior to January 1998,
                      he served as Executive Vice
                      President - Store Operations.
                      Prior to 1995, he served as Senior
                      Vice President - Specialty
                      Divisions.

David Dible           Executive Vice President -          1995         51
                      Specialty Divisions.  Prior to
                      1995, he served as Senior Vice
                      President - Merchandising.

Thomas R. Grimm       Executive Vice President and        1998         54
                      President and Chief Executive
                      Officer of SAM'S Club Division.
                      Prior to October 1998, he was
                      retired and served as a consultant
                      to various organizations.  Prior
                      to June 1994, he served as
                      President and Chief Executive
                      Officer of Pace Membership
                      Warehouse, a Division of K-Mart
                      Corporation.
</PAGE 15>

<PAGE 16>

Bob L. Martin         Executive Vice President            1993         50
                      and President and Chief Executive
                      Officer of Wal-Mart International
                      Division.

John B. Menzer        Executive Vice President and        1995         48
                      Chief Financial Officer.
                      Prior to September 1995, he served
                      as President and Chief Operating
                      Officer of Ben Franklin Retail
                      Stores, Inc.

Nicholas J. White     Executive Vice President -          1989         54
                      Food Division.


William G. Rosier     President and Chief Executive       1995         50
                      Officer of McLane Company, Inc.
                      Prior to 1995, he served as Senior
                      Vice President - Marketing and
                      Customer Services for McLane.

James A. Walker, Jr.  Senior Vice President and           1995         52
                      Controller.  Prior to 1995, he
                      served as Vice President and
                      Controller.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS

            The information required by this item is incorporated by reference to the information "Number of Shareholders" under the caption "11-Year Financial Summary" on Pages 18 and 19, and all the information under the captions "Market Price of Common Stock", "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 39 of the Annual Report to Shareholders for the year ended January 31, 1999.

ITEM 6.   SELECTED FINANCIAL DATA

            The information required by this item is incorporated by reference to all information under the caption "11-Year Financial Summary" on Pages 18 and 19 of the Annual Report to Shareholders for the year ended January 31, 1999.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

            The   information   required   by  this   item   is   furnished   by
incorporation   by   reference   to   all   information   under   the    caption
</PAGE 16>

<PAGE 17>

"Management's Discussion and Analysis" on Pages 20 through 25 of the Annual Report to Shareholders for the year ended January 31, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this item is furnished by incorporation by reference to all information under the captions
"Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of
Independent Auditors" on Pages 26 through 38 of the Annual Report to Shareholders for the year ended January 31, 1999.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a)
of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Nominees for Directors" on Pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on Page 12 of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June
4, 1999 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers is included as Item 4A of
Part I found on pages 14 through 16 of this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Compensation of Directors" on Page 4, "Compensation and Nominating Committee Report on Executive Compensation" on page 5 through 7, and "Summary Compensation", "Option Grants In Last Fiscal Year", and "Option
Exercises and Fiscal Year End Option Values" on Pages 8 through 10 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Stock Ownership", subcaptions "Ownership of Major Shareholders (1)" and "Holdings of Officers and Directors" on Pages 10 through 12 of the Proxy Statement.
</PAGE 17>

<PAGE 18>


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The   information   required   by  this   item   is   furnished   by
incorporation by reference to all information under the caption "Related-Party Transactions with Wal-Mart" on Page 5 of the Proxy Statement.

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

          4(c) Form  of  Amended and Restated Indenture, Mortgage  and  Deed  of
               Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by
</PAGE 18>

<PAGE 19>

               reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

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


        +10(g) Wal-Mart    Stores,   Inc.   Director   Compensation    Plan   is
               incorporated   herein   by   reference   to   Exhibit   4(d)   to
               Registration Statement on Form S-8 (File Number 333-24259).
</PAGE 19>

<PAGE 20>

        +10(h) Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996.

        +10(i) Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1997.

        +10(j) 1996   Amendment  to  the  Wal-Mart  Stores,  Inc.  Stock  Option
               Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.

        +10(k) 1997   Amendment  to  the  Wal-Mart  Stores,  Inc.  Stock  Option
               Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.

       *+10(l) Wal-Mart Stores, Inc. Stock Incentive Plan of
               1998 is filed herewith as an Exhibit to this Form 10-K.

       *+10(m) Wal-Mart Stores, Inc. Management Incentive Plan of 1998 is filed herewith as an Exhibit to this Form 10-K.

        *13 All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 1999.

        *21    List of the Company's Subsidiaries

        *23    Consent of Independent Auditors

        *27    Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

           The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended January 31, 1999.
</PAGE 20>

<PAGE 21>

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Annual
                                                 Report to
                                                Shareholders
                                                  (page)

Covered by Report of Independent
   Auditors:

   Consolidated Statements of Income
     for each of the three years in the
     period ended January 31, 1999                  26

   Consolidated Balance Sheets at
     January 31, 1999 and 1998                      27

   Consolidated Statements of
     Shareholders' Equity for each of the
     three years in the period ended
     January 31, 1999                               28

   Consolidated Statements of Cash
     Flows for each of the three
     years in the period ended
     January 31, 1999                               29

   Notes to Consolidated Financial
     Statements, except Note 10                    30-37

Not Covered by Report of Independent
   Auditors:

   Note 10 - Quarterly Financial Data
     (Unaudited)                                    38


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


DATE:     April 15, 1999              /s/David D. Glass
                                         David D. Glass
                                         President and Chief
                                         Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


DATE:     April 15, 1999                 ____________________
                                         S. Robson Walton
                                         Chairman of the Board


DATE:     April 15, 1999              /s/David D. Glass
                                         David D. Glass
                                         President, Chief Executive
                                         Officer and Director


DATE:     April 15, 1999              /s/Donald G. Soderquist
                                         Donald G. Soderquist
                                         Senior Vice Chairman of the
                                         Board and Director


DATE:     April 15, 1999              /s/John B. Menzer
                                         John B. Menzer
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


DATE:     April 15, 1999              /s/James A. Walker, Jr.
                                         James A. Walker, Jr.
                                         Senior Vice President and
                                         Controller
                                         (Principal Accounting Officer)


Date:     April 15, 1999              /s/Jeronimo Arango
                                         Jeronimo Arango
                                         Founder of Cifra S.A. de C.V.
                                         and Director of Wal-Mart
                                         Stores, Inc.
</PAGE 22>

<PAGE 23>

DATE:     April 15, 1999              /s/John A. Cooper, Jr.
                                         John A. Cooper, Jr.
                                         Director


DATE:     April 15, 1999                 ____________________
                                         Stephen Friedman
                                         Director


DATE:     April 15, 1999                 ____________________
                                         Stanley C. Gault
                                         Director


DATE:     April 15, 1999              /s/Roland A. Hernandez
                                         Roland A. Hernandez
                                         Director


DATE:     April 15, 1999                 ______________________
                                         Frederick S. Humphries
                                         Director


DATE:     April 15, 1999              /s/E. Stanley Kroenke
                                         E. Stanley Kroenke
                                         Director


DATE:     April 15, 1999              /s/Elizabeth A. Sanders
                                         Elizabeth A. Sanders
                                         Director


DATE:     April 15, 1999              /s/Jack C. Shewmaker
                                         Jack C. Shewmaker
                                         Director


DATE:     April 15, 1999                 ____________________
                                         Paula Stern
                                         Director


DATE:     April 15, 1999              /s/Jose H. Villarreal
                                         Jose H. Villarreal
                                         Director


DATE:     April 15, 1999              /s/John T. Walton
                                         John T. Walton
                                         Director
</PAGE 23>