Form 10-Q
period 1999-04-30
WAL MART STORES INC
filed 1999-06-07
CIK 104169

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

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

Common Stock, $.10 Par Value - 4,450,133,947 shares as of April 30, 1999.

<PAGE 2>
                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 WAL-MART STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in millions)

                                             April 30,      January 31,
                                                1999            1999
ASSETS                                       (Unaudited)      (*Note)
Cash and cash equivalents                      $   1,967    $   1,879
Receivables                                        1,154        1,118
Inventories                                       18,149       17,076
Prepaid expenses and other                         1,076        1,059
   Total current assets                           22,346       21,132

Property, plant and equipment, at cost            32,217       31,129
Less accumulated depreciation                      7,907        7,455
   Net property, plant and equipment              24,310       23,674

Property under capital leases                      3,504        3,335
Less accumulated amortization                      1,064        1,036
   Net property under capital leases               2,440        2,299

Other assets and deferred charges                  2,927        2,891

   Total assets                                $  52,023    $  49,996

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $  11,235    $  10,257
Accrued liabilities                                4,800        4,998
Other current liabilities                          1,710        1,507
   Total current liabilities                      17,745       16,762

Long-term debt                                     6,933        6,908
Long-term obligations under capital leases         2,846        2,699
Deferred income taxes and other                      714          716
Minority Interest                                  1,768        1,799

Common stock and capital in excess of par value      878          880
Retained earnings                                 21,620       20,741
Other accumulated comprehensive income        (      481)    (    509)
   Total shareholders' equity                     22,017       21,112

   Total liabilities and shareholders'
     equity                                    $  52,023    $  49,996

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements
<F2>
*Note: The balance sheet at January 31, 1999, has been derived from the audited financial statements at that date, and condensed.

<PAGE 3>

                 WAL-MART STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
               (Amounts in millions except per share data)

                                        Three Months Ended
                                             April 30,
                                          1999        1998
Revenues:
   Net sales                            $34,717     $29,819
   Other income - net                       406         338
                                         35,123      30,157
Costs and expenses:
   Cost of sales                         27,241      23,526
   Operating, selling and general
     and administrative expenses           5,888      5,073
   Interest costs:
     Debt                                   127         122
     Capital leases                          64          72
                                         33,320      28,793
Income before income taxes and
   minority interest                      1,803       1,364
Provision for income taxes                  660         505

Income before minority interest            1,143        859

Minority interest                        (    33)    (   31)

Net income                               $ 1,110    $   828

Net income per share -
   Basic and dilutive                   $   .25     $   .18

Dividends per share                     $ .0500     $ .0388

Average shareholders' equity             $21,565    $18,661

Return for the period on average
   shareholders' equity                     5.15%      4.44%

Average number of common shares:
   Basic                                  4,449       4,482
   Dilutive                               4,472       4,510

[FN]
<F1>
 See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

                   WAL-MART STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Amounts in millions)

                                            Three Months Ended April 30,
                                                  1999          1998
Cash flows from operating activities:
   Net income                                  $   1,110      $    828

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   530           441
     Increase in inventories                   (   1,073)    (     998)
Increase in accounts payable                       1,005           645
     Noncash items and other                   (      26)    (      58)
Net cash provided by operating activities          1,546           858

Cash flows from investing activities:
   Payments for property, plant & equipment    (   1,110)    (     760)
   Other investing activities                         28            34
Net cash used in investing activities          (   1,082)    (     726)

Cash flows from financing activities:
   Increase in commercial paper                        -           527
   Dividends paid                              (     222)    (     174)
   Payment of long-term debt                   (      39)    (     765)
   Purchase of Company stock                   (       9)    (     372)
   Other financing activities                  (     106)    (      24)
Net cash used in financing activities          (     376)    (     808)
Net increase (decrease) in cash and
   cash equivalents                                   88     (     676)
Cash and cash equivalents at beginning
   of year                                         1,879         1,447
Cash and cash equivalents at end of
   period                                      $   1,967      $    771

Supplemental disclosure of cash flow information:

Income taxes paid                              $     418      $    560
Interest paid                                        179           195
Capital lease obligations incurred                   197            89
Property, plant and equipment
   acquired with debt                                 42             -

[FN]
<F1>
See accompanying notes to condensed consolidated financial statements.

<PAGE 5>

                 WAL-MART STORES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of April 30, 1999, and the related condensed consolidated statements of income for the three month periods ended April 30, 1999, and 1998, and the condensed consolidated statements of cash flows for the three month periods ended April 30, 1999, and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 1999.

     NOTE 2. Inventories

     The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam's Club segment, and other cost methods for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at April 30, 1999, would have been $453 million higher than reported, which is a decrease in the LIFO reserve of $20 million from January 31, 1999. If the FIFO method had been used at April 30, 1998, inventories would have been $363 million higher than reported, an increase in the LIFO reserve of $15 million from January 31, 1998.

     NOTE 3. Costs of computer software

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP is effective for the Company as of February 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 did not have a material impact on the results of operations for the quarter ended April 30, 1999, and the Company does not anticipate that there will be a material impact for the year.


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

Net sales by operating segment were as follows (in millions):

                                         Three Months Ended
                                             April 30,

                                          1999        1998
Wal-Mart Stores                         $23,926     $20,737
Sam's Club                                5,580       5,040
International                             3,291       2,605
Other                                     1,920       1,437

Total Net Sales                         $34,717     $29,819



Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

                                         Three Months Ended
                                             April 30,

                                          1999        1998
Wal-Mart Stores                         $ 1,765     $ 1,400
Sam's Club                                  144         126
International                                64          82
Other                                        21        ( 50)

Operating profit                          1,994       1,558

Interest expense                            191         194

Income before income taxes and
  minority interest                      $ 1,803    $ 1,364



<PAGE 7>

     NOTE 5. Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

      Comprehensive income was $1,138 million and $840 million for the quarters ended April 30, 1999 and 1998, respectively.

     NOTE 6. Stock split

      On March 4, 1999, the Company announced a two-for-one stock split issued in the form of a 100% stock dividend. The date of record was March 19, 1999, and it was distributed on April 19, 1999. Consequently, the per share data for all periods presented has been restated to reflect the stock split.

     NOTE 7. Subsequent event

     Subsequent to the Company's first quarter earnings release on May 11, 1999, a $624 million jury verdict was rendered against the Company in a lawsuit related to distributing groceries in Mexico. On May 16, 1999, the Company agreed to settle the lawsuit for an amount less than the jury verdict. The Company had previously established reserves related to this lawsuit which was not material to its results of operations or financial position. The settlement exceeded the Company's estimated reserves for this lawsuit. As the Company had released its first quarter operating results prior to the settlement on May 16, 1999, a charge will be reflected in the second quarter for an amount by which the settlement exceeded the reserves, or $0.03 per share net of taxes. Had the Company known of and recorded the charge as of its first quarter earnings release on May 11, 1999, net income for the first quarter would have been $0.03 per share lower than reported.

Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
Results of Operations

     The Company had a 16% sales increase for the quarter ended April 30, 1999, when compared to the same quarter in fiscal 1999. The sales increase was attributable to the Company's expansion program in the Wal-Mart stores, Sam's Clubs and the International segments and a domestic comparative store sales increase of 9.3%. This comparative store sales increase is comprised of a 9.6% increase for the Wal-Mart stores and a 8.3% increase for the Sam's Clubs.

      Domestic expansion activity during the first three months of fiscal 2000 included the addition of nine new Wal-Mart stores, the conversion of 21 Wal-Mart stores to Supercenters, six new Supercenters and two new Sam's Clubs. International expansion during the first three months of


<PAGE 8>

fiscal 2000 included the addition of one unit in Canada, one unit in China and seven units in Mexico.

      At April 30, 1999, the Company had 1,857 Wal-Mart stores, 591 Supercenters, and 453 Sam's Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(154), Germany(95), Mexico(423), and Puerto Rico(15) and under joint venture agreements in China(6) and Korea(4). At April 30, 1998, the Company had 1,908 Wal-Mart stores, 458 Supercenters, and 444 Sam's Clubs in the United States. Internationally, the Company operated units in Argentina(11), Brazil(9), Canada(145), Germany(21), Mexico(404), and Puerto Rico(14), and under joint venture agreements in China(3).

      The International segment had a 26% sales increase for the first quarter ended April 30, 1999. This increase was due principally to expansion activities which included the acquisition in July 1998 of four units previously operated by Korea Makro in Korea, and the acquisition in January 1999 of the Interspar hypermarket chain in Germany. As a result of the timing of these acquisitions, sales for the first quarter ended April 30, 1999, are not comparable to the same period last year due to the additional sales generated by these acquisitions in the current year's period.

     International sales accounted for 9.5% of total Company sales in the first quarter of fiscal 2000, compared with 8.7% during the same period in fiscal 1999. Sam's Clubs sales as a percentage of total Company sales fell from 16.9% in the quarter ended April 30, 1998, to 16.1% for the quarter ended April 30, 1999, largely as a result of more rapid growth of sales in other segments.

      The Company's gross profit as a percentage of sales increased from 21.10% in the first quarter of fiscal 1999 to 21.53% during the first quarter of fiscal 2000. Gross profit as a percentage of sales improved in all operating segments, primarily through a better mix of merchandise. Additionally, markdowns, on a comparable basis, and shrinkage for the first quarter of fiscal 2000 were down as a percentage of sales when compared to the same period in fiscal 1999. The improvements in gross profit occurred without price increases, despite acceleration of the Company's price rollback program and with significant growth in the lower margin food business. As the Sam's Clubs segment comprises a lower percentage of consolidated Company sales, the gross profit stated as a percentage of sales for the Company as a whole, is positively impacted since its contribution to gross margin is a lower percentage than that of the Wal-Mart and International operating segments.

     Operating, selling, general and administrative expenses decreased as a percentage of sales from 17.01% during the first quarter of fiscal 1999 to 16.96% for the first quarter of fiscal 2000. The Wal-Mart stores segment had expense improvements, while the Sam's Clubs segment was largely unchanged, and the International segment's expenses as a percentage of sales increased, for the three-month period ended April 30, 1999 when compared to the same period of the previous year. Excluding investments in new markets, the International segment actually reduced expenses as a percentage of sales. The expense leverage was mitigated in the consolidated results due to the percentage of the total volume


<PAGE 9>

decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total volume increased in the International segment, which has higher expenses as a percentage of sales than Sam's Clubs.

      The International segment's operating profit decreased from $82 million in the first quarter of fiscal 1999 to $64 million for the first quarter of fiscal 2000. Operating profit is below last year's performance, due primarily to the expenditures associated with the acquisitions in Germany. As noted above, the results for the first quarter of fiscal 2000 includes the operating results of Korea Makro and Interspar(Germany).

      Mexico was considered to operate in a highly-inflationary economy and using United States Dollars reported its operations for fiscal year 1999. In fiscal 2000, Mexico is no longer considered a highly-inflationary economy and is reporting its operations in its local currency. There was not a material impact on the Company's consolidated or International segment's results of operations or financial position as a result of the change.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $1,546 million for the first quarter of fiscal 2000, compared with $858 million for the comparable period in fiscal 1999. Operating cash flow was up for the three months ended April 30, 1999, primarily due to a larger increase of $1,005 million in accounts payable compared with an increase in accounts payable of $645 million in fiscal 1999, and slightly mitigated by the addition of $1,073 million in inventory compared with an increase in inventory of $998 million in the comparable period in fiscal 1999. Inventories for the Company were up only 6% on a sales increase of 16%. Cash and cash equivalents at the end of the quarter were up 155% or $1.2 billion, when compared with the end of the same period in fiscal 1999. During the first three months of fiscal 2000, the Company repurchased $9 million of its common stock, paid dividends of $222 million and invested $1,110 million in capital expenditures.

      At April 30, 1999, the Company had total assets of $52,023 million compared with total assets of $49,996 million at January 31, 1999. Working capital at April 30, 1999, was $4,601 million, up $231 million from January 31, 1999. The ratio of current assets to current liabilities was 1.3 to 1.0 at April 30, 1999, April 30, 1998, and January 31, 1999.

      In March 1999, the Company announced plans to increase the existing common stock repurchase program by $1.2 billion, resulting in a total outstanding authorization of $2 billion. Additionally, the Company increased the dividend 29% to $.20 per share (after the two-for-one common stock split, which was also announced in March of 1999) for fiscal 2000. This marks the twenty seventh consecutive yearly increase in dividends.

     The Company anticipates generating sufficient operating cash flow to pay the increased dividend, to fund all capital expenditures, and


<PAGE 10>

continue the share repurchase program. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of an excellent credit rating and favorable experiences in the debt market in the recent past. The Company has the ability to sell up to $501 million of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As proposed the Statement will be effective for the Company beginning February 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of Statement No. 133.

Year 2000 Issue State of Readiness

       Historically, computer software has been programmed to make assumptions about the century when given a date that only uses two digits to represent the year. Although these assumptions have been perfectly acceptable the past few decades, they are potential cause for concern for software used in the year 2000 and beyond. Specifically, this abbreviated date format makes it difficult for an application or computer user to distinguish between years starting with 19xx and 20xx. The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 compliance, including those systems and equipment which supports the Company's International segment. The assessment phase of the Year 2000 project is substantially complete and included assessments of both information technology, such as point-of-sale computer systems, as well as non-information technology equipment, such as warehouse conveyor systems. All internal coding conversions are complete. Some third-party applications representing less than 1% of the Company's total application inventory remain to be converted, these applications are dependent on vendor upgrade availability and will be completed by October 1999. Virtually all of the compliance was performed or is expected to be performed by Company associates.

     The next phase of the Company's Year 2000 project, complete system testing, began during the second quarter of fiscal 1999. The first phase of testing has been completed on critical systems. No significant issues have been detected in the testing. A second, more comprehensive phase of testing, started in March 1999 and will continue through July 1999. A final test cycle is planned for October 1999 to ensure all version levels, upgrades, new releases and enhancements implemented throughout the year are Year 2000 compliant.


<PAGE 11>

     The total incremental estimated cost directly related to the Year 2000 remedy is $27 million. Approximately $17.5 million of the cost is related to reprogramming, replacement, extensive testing and validation of software, which is being expensed as incurred, while approximately $9.5 million is related to acquisition of hardware, which is being capitalized. Approximately $19 million of the $27 million cost of conversion had been incurred by the end of the first quarter of fiscal 2000. The majority of the remaining costs include future testing of the systems and the purchase of additional equipment. All of these costs are being funded through operating cash flows. These costs are not a significant component of the Company's overall information technology budget. The Company's Information Systems Division did not defer any information technology projects last year to address the Year 2000 issue. During fiscal 2000 the Company still plans to complete and implement over half of the normal project load in priority sequence.

     In addition to internal Year 2000 implementation activities, the Company is communicating with other companies with which our systems interface or on which it relies to determine the extent to which those companies are addressing their Year 2000 compliance. Testing began during the third quarter of fiscal year 1999 and will be substantially complete by October 31, 1999. Thus far, no significant issues have been detected in the testing process. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties should minimize these risks.

     The Company anticipates minimal business disruption will occur as a result of Year 2000 issues; however, possible consequences include, but are not limited to, loss of communications links with certain store locations, loss of electric power, inability to process transactions, send purchase orders, or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance and not all customer situations can be anticipated, the Company may experience an increase in sales returns of merchandise that may contain hardware or software components that are not year 2000 compliant. If returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.

     Although the Company has not finalized its contingency plans for possible Year 2000 issues, initial analysis and planning is underway. Where needed, the Company will establish contingency plans based on its actual testing experience with its supplier base and assessment of outside risks. The Company anticipates the majority of its contingency plans to be in place by October 31, 1999.

     The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. Readers are referred to the next section of this report, which addresses forward-looking statements made by the Company.


<PAGE 12>

                       PART II. OTHER INFORMATION

Item 5. Other Information

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the
Company.  Certain  statements  contained in Management's  Discussion  and
Analysis and in other Company filings are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, Year 2000 issues, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company's filings with the United States Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Item 6. Exhibits and Reports on Form 8-K

          (a)  The following document is filed as an exhibit to this Form
               10-Q:

          Exhibit 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K for the quarter ended April 30, 1999.


<PAGE 13>

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WAL-MART STORES, INC.




Date: June 3, 1999                      /s/David D. Glass
                                           David D. Glass
                                           President and
                                           Chief Executive Officer



Date: June 3, 1999                      /s/John B. Menzer
                                           John B. Menzer
                                           Executive Vice President
                                           and Chief Financial Officer