Form 10-Q
period 1999-07-31
WAL MART STORES INC
filed 1999-09-10
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999.
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______.

Commission file number 1-6991

 WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0415188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
702 S.W. Eighth Street
Bentonville, Arkansas	72716
(Address of principal executive offices)	(Zip Code)
(501) 273-4000
(Registrant’s telephone number, including area code)
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

Yes _____ No _____

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 4,448,731,409 shares as of July 31, 1999.

Page 1 of 18 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
	July 31, 1999	January 31, 1999
ASSETS	(Unaudited)	(*Note)
Cash and cash equivalents	$ 1,508	$ 1,879
Receivables	1,276	1,118
Inventories	18,793	17,076
Prepaid expenses and other	1,256	1,059
Total current assets	22,833	21,132

Property, plant and equipment, at cost	39,232	31,129
Less accumulated depreciation	8,299	7,455
Net property, plant and equipment	30,933	23,674

Property under capital leases	3,465	3,335
Less accumulated amortization	1,084	1,036
Net property under capital leases	2,381	2,299

Net goodwill and other acquired intangible assets	9,317	2,538
Other assets and deferred charges	801	353

Total assets	$ 66,265	$ 49,996

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 5,121	$ -
Accounts payable	12,326	10,257
Accrued liabilities	5,400	4,998
Other current liabilities	1,820	1,507
Total current liabilities	24,667	16,762

Long-term debt	13,078	6,908
Long-term obligations under capital leases	2,964	2,699
Deferred income taxes and other	834	716
Minority interest	1,774	1,799

Common stock and capital in excess of par value	876	880
Retained earnings	22,557	20,741
Other accumulated comprehensive income	(485)	(509)
Total shareholders' equity	22,948	21,112

Total liabilities and shareholders' equity	$ 66,265	$ 49,996

See accompanying notes to condensed consolidated financial statements.

* Note: The balance sheet at January 31,1999, has been derived from the audited financial statements at that date, and condensed.

 Page 2 of 18 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	1999	1998	1999	1998
Revenues:
Net sales	$ 38,470	$ 33,521	$ 73,187	$ 63,340
Other income - net	440	359	846	697
	38,910	33,880	74,033	64,037
Costs and expenses:
Cost of sales	30,123	26,422	57,364	49,948
Operating, selling and general
and administrative expenses	6,573	5,577	12,461	10,650
Interest costs:
Debt	124	123	251	245
Capital leases	67	62	131	134
	36,887	32,184	70,207	60,977
Income before income taxes, minority
interest and equity in
unconsolidated subsidiaries	2,023	1,696	3,826	3,060
Provision for income taxes	740	627	1,400	1,132

Income before minority interest and
equity in unconsolidated subsidiaries	1,283	1,069	2,426	1,928

Minority interest and equity in
unconsolidated subsidiaries	(34)	(35)	(67)	(66)

Net income	$ 1,249	$ 1,034	$ 2,359	$ 1,862

Net income per share -
Basic	$ 0.28	$ 0.23	$ 0.53	$ 0.42
Dilutive	$ 0.28	$ 0.23	$ 0.53	$ 0.41

Dividends per share	$ 0.0500	$ 0.0387	$ 0.1000	$ 0.0775

Average shareholders' equity	$ 22,482	$ 19,181	$ 22,030	$ 19,023

Return for the period on average
shareholders' equity	5.56%	5.39%	10.71%	9.79%

Average number of common shares:
Basic	4,450	4,472	4,451	4,476
Dilutive	4,473	4,505	4,475	4,507

See accompanying notes to condensed consolidated financial statements.

Page 3 of 18 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Six Months Ended July 31,
	1999	1998

Cash flows from operating activities:
Net income	$ 2,359	$ 1,862

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,056	885
Increase in inventories	(1,126)	(1,133)
Increase in accounts payable	914	731
Noncash items and other	(485)	(140)
Net cash provided by operating activities	2,718	2,205

Cash flows from investing activities:
Payments for property, plant & equipment	(2,351)	(1,626)
Investment in International operations	(2,848)	(179)
Other investing activities	119	50
Net cash used in investing activities	(5,080)	(1,755)

Cash flows from financing activities:
Increase in commercial paper	2,991	175
Proceeds from issuance of long-term debt	-	508
Dividends paid	(445)	(347)
Payment of long-term debt	(321)	(786)
Purchase of Company stock	(101)	(472)
Other financing activities	(133)	(91)
Net cash provided by (used in) financing activities	1,991	(1,013)

Net decrease in cash and cash equivalents	(371)	(563)

Cash and cash equivalents at beginning of year	1,879	1,447

Cash and cash equivalents at end of period	$ 1,508	$ 884

Supplemental disclosure of cash flow information:

Income taxes paid	$ 607	$ 1,534
Interest paid	395	388
Obligation for ASDA shares tendered	6,406	-
Capital lease obligations incurred	195	95
Property, plant and equipment acquired with debt	42	-

See accompanying notes to condensed consolidated financial statements.

Page 4 of 18 (Form 10 - Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of July 31, 1999, and the related condensed consolidated statements of income for the three and six month periods ended July 31, 1999, and 1998, and the condensed consolidated statements of cash flows for the six month periods ended July 31, 1999, and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 1999.

   Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE 2. Inventories

   The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at July 31, 1999, would have been $433 million higher than reported, which is a decrease in the LIFO reserve of $40 million from January 31, 1999, and a decrease of $20 million from April 30, 1999. If the FIFO method had been used at July 31, 1998, inventories would have been $403 million higher than reported, an increase in the LIFO reserve of $55 million from January 31, 1998, and an increase of $40 million from April 30, 1998.

NOTE 3. Costs of computer software

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP is effective for the Company as of February 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 did not have a material impact on the results of operations for the three and six month periods ended July 31, 1999, and the Company does not anticipate that there will be a material impact for the year.

Page 5 of 18 (Form 10 - Q)

NOTE 4. Segments

   The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores and Supercenters in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The revenues in the "Other" category result from sales to third parties by McLane Company, Inc., a wholesale distributor.

Net sales by operating segment were as follows (in million):

	Three Months Ended July 31,		Six Months Ended July 31,

	1999	1998	1999	1998

Wal-Mart Stores	$ 26,614	$ 23,233	$ 50,540	$ 43,970
Sam's Club	6,156	5,687	11,736	10,727
International	3,682	2,948	6,973	5,553
Other	2,018	1,653	3,938	3,090

Total Net Sales	$ 38,470	$ 33,521	$ 73,187	$ 63,340

Operating profit and reconciliation to income before income taxes, minority interest and equity in unconsolidated subsidiaries are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,

	1999	1998	1999	1998

Wal-Mart Stores	$ 2,151	$ 1,787	$ 3,916	$ 3,187
Sam's Club	190	173	334	299
International	112	124	176	206
Other	(239)	(203)	(218)	(253)

Operating profit	2,214	1,881	4,208	3,439

Interest expense	191	185	382	379

Income before income taxes,
minority interest and equity
in unconsolidated subsidiaries	$ 2,023	$ 1,696	$ 3,826	$ 3,060

 Page 6 of 18 (Form 10 - Q)

NOTE 5. Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

   Comprehensive income was $1,245 million and $990 million for the quarters ended July 31, 1999 and 1998, respectively and was $2,383 million and $1,830 million for the six months ended July 31, 1999 and 1998, respectively.

NOTE 6. Settlement of Lawsuit

   During the quarter ended July 31, 1999, a $624 million jury verdict was rendered against the Company in a lawsuit. The Company agreed to settle the lawsuit for an amount less than the jury verdict. The Company had previously established reserves, related to this lawsuit, which were not material to its results of operations or financial position. The settlement exceeded the Company’s estimated reserves for this lawsuit and resulted in a charge in the second quarter of fiscal 2000 of $.03 per share net of taxes.

NOTE 7. Stock split

   On March 4, 1999, the Company announced a two-for-one stock split issued in the form of a 100% stock dividend. The date of record was March 19, 1999, and it was distributed on April 19, 1999. Consequently, the per share data for all prior periods presented has been restated to reflect the stock split.

NOTE 8. Acquisition

   During the quarter ended July 31, 1999, the Company acquired a controlling interest of ASDA Group PLC (ASDA), which is the third largest retailer in the United Kingdom with 230 stores. The Company acquired approximately 29% of the outstanding ASDA shares on the open market in June and July and issued a tender offer for all remaining ASDA shares other than to the shareholders of ASDA resident in certain countries. On July 27, 1999, the tender offer for ASDA became unconditional and the majority of the remaining shares were tendered. Including the shares previously acquired, the Company owned approximately 87% of ASDA shares as of July 31, 1999. The tendered shares were paid for in August 1999. Accordingly, the Company has consolidated the ASDA balance sheet as of July 31, and recorded the related obligation for the acquisition. As of August 10, 1999, the Company owned in excess of 90% of the shares. As the majority of the ASDA shares were acquired on July 27, 1999, the results of operations will be included in the Company’s Consolidated Statements of Income in the third quarter of fiscal 2000. The transaction will be recorded as a purchase. The allocation of the purchase price of approximately $11 billion is preliminary with net assets and liabilities recorded at estimated fair value. The allocation of the purchase price is preliminary because the tender offer for ASDA become unconditional on July 27, 1999, just four days prior to quarter end. Resulting goodwill and other acquired intangible assets of approximately $7 billion will be amortized over 40 years.

Page 7 of 18 (Form 10 - Q)

   Proforma results are presented as if ASDA were consolidated from the beginning of each period presented. Adjustments to net income are primarily related to the amortization of goodwill and other acquired intangible assets and additional interest expense on the debt incurred for the acquisition. The following proforma results were converted from Great Britain pounds sterling to U. S. dollars at the average exchange rate for the periods presented and range from 1.61 to 1.65:

	Quarter ended July 31,		Six months ended July 31,
	1999	1998	1999	1998
(Amounts in millions except per share data)
Sales
As reported	38,470	33,521	73,187	63,340
ASDA	3,131	2,959	6,251	5,790
Proforma results	$41,601	$36,480	$79,438	$69,130

Net income
As reported	1,249	1,034	2,359	1,862
ASDA	122	115	216	206
Adjustments	(120)	(120)	(239)	(239)
Proforma results	$1,251	$1,029	$2,336	$1,829

Net income per share
Basic
As reported	$0.28	$0.23	$0.53	$0.42
Proforma results	$0.28	$0.23	$0.52	$0.41

Dilutive
As reported	$0.28	$0.23	$0.53	$0.41
Proforma results	$0.28	$0.23	$0.52	$0.41

 NOTE 9. Subsequent Event

   To facilitate the interim financing of the ASDA acquisition, the Company entered into agreements for committed lines of credit of $10 billion with seven banks to support the issuance of commercial paper. At July 31, 1999, $3 billion of commercial paper was outstanding pursuant to this commitment. Once the majority of the shares of ASDA were acquired and the permanent financing discussed below was obtained, this commitment was reduced to $4 billion subsequent to July 31, 1999.

    The Company filed a shelf registration statement under which it could issue debt securities aggregating $10.5 billion, in part, in contemplation of obtaining permanent financing for the acquisition of ASDA. In August 1999, the Company sold bonds subject to the shelf registration statement totaling $5.75 billion. The bonds were sold in three tranches: $1.25 billion at 6.150% due 2001, $1.25 billion at 6.550% due 2004, and $3.25 billion at 6.875% due 2009. Because the long-term bonds were issued subsequent to July 31, 1999, the Company classified $5.75 billion of the obligations for the purchase of ASDA as long-term debt. The remaining amount of the obligation is recorded in commercial paper and short-term borrowings.

 Page 8 of 18 (Form 10 - Q)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The Company had 15% and 16% sales increases for the quarter and the six months ended July 31, 1999, respectively, when compared to the same periods in fiscal 1999. These sales increases were attributable to the Company’s expansion programs and domestic comparative store sales increases of 8.0% and 8.6% for the quarter and the six months ended July 31, 1999, respectively. These comparative store sales increases for the Wal-Mart stores segment were 8.3% and 8.9% for the quarter and six months ended July 31, 1999, respectively. For the Sam’s Clubs segment the comparative sales increases were 6.8% and 7.5% for the quarter and six months ended July 31, 1999, respectively.

    Domestic expansion activity during the first six months of fiscal 2000 included the addition of eleven new Wal-Mart stores, 13 new Supercenters, two new Sam’s Clubs and the conversion of 45 Wal-Mart stores to Supercenters. International expansion during the first six months of fiscal 2000 included the addition of two units in Canada, one unit in China, one unit in Korea, 17 units in Mexico and the acquisition of 230 units in the United Kingdom.

    At July 31, 1999, the Company had 1,835 Wal-Mart stores, 622 Supercenters, and 453 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(155), Germany(95), Mexico(433), Puerto Rico(15) and the United Kingdom (230) and under joint venture agreements in China(6) and Korea(5). At July 31, 1998, the Company had 1,897 Wal-Mart stores, 480 Supercenters, and 446 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(9), Canada(145), Germany(21), Mexico(404) and Puerto Rico(14) and under joint venture agreements in China(3) and Korea (4).

   The International segment had 25% and 26% sales increases for the quarter and six months ended July 31, 1999, respectively, when compared to the sales in the same periods in fiscal 1999. These increases were due principally to expansion activities which included the acquisition in July 1998 of four units previously operated by Korea Makro in Korea, and the acquisition in January 1999 of the Interspar hypermarket chain in Germany. As a result of the timing of these acquisitions, sales for the quarter and six months ended July 31, 1999, are not comparable to the same period last year due to the additional sales generated by these acquisitions.

   International sales accounted for 9.5% of total Company sales in the quarter and first six months of fiscal 2000, compared with 8.8% during the same periods in fiscal 1999. Sam’s Clubs sales as a percentage of total Company sales fell from 16.9% in the quarter and six months ended July 31, 1998, to 16.0% for the quarter and six months ended July 31, 1999, largely as a result of more units being added in other segments.

Page 9 of 18 (Form 10 - Q)

    The Company’s gross profit as a percentage of sales increased from 21.18% in the second quarter of fiscal 1999 to 21.70% during the second quarter of fiscal 2000. For the six-month period ended July 31, 1999, gross profit as a percentage of sales was 21.62%, up from 21.14% in last year’s comparable period. Gross profit as a percentage of sales improved in all operating segments, primarily through a better mix of merchandise. Additionally, markdowns and shrinkage for the quarter and first six months of fiscal 2000 were down as a percentage of sales when compared to the same period in fiscal 1999. The improvements in gross profit occurred without price increases, despite acceleration of the Company’s price rollback program and with significant growth in the lower margin food business. The Sam’s Clubs segment comprises a lower percentage of consolidated Company sales. As a result, the gross profit stated as a percentage of sales for the Company as a whole, is positively impacted since Sam’s Clubs contribution to gross profit is a lower percentage than that of the Wal-Mart and International operating segments.

     Operating, selling, general and administrative expenses, as a percentage of sales, were 17.08% for the second quarter of fiscal 2000, up from 16.64% in the corresponding period last year and 17.03% compared with 16.81% for the six-month period. Expenses for the quarter and six-month period were impacted by the May 16, 1999, settlement of a lawsuit, which resulted in a charge in the second quarter of approximately $.03 per share, net of taxes. Disregarding the charge taken in connection with this settlement, expenses would have decreased by 18 basis points and 11 basis points, as a percentage of sales, for the quarter and six-month period ended July 31, 1999, respectively. The Wal-Mart stores segment had expense improvements, while the Sam’s Clubs segment was largely unchanged, and the International segment’s expense control was favorable against plan, which includes integration expenses in new market countries, for the three-month and six-month periods ended July 31, 1999 when compared to the same periods of the previous year. Excluding investments in new markets, the International segment actually reduced expenses as a percentage of sales. Expenses as a percentage of sales were negatively effected in the consolidated results due to the percentage of the total volume decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total volume increased in the International segment, which has higher expenses as a percentage of sales than Sam's Clubs.

   The International segment’s operating profit decreased from $124 million in the second quarter of fiscal 1999 to $112 million for the second quarter of fiscal 2000. Operating profit decreased $30 million for the six-month period ended July 31, 1999 when compared to the same period of the previous year. Operating profit is below last year’s performance, due primarily to the expenditures associated with the acquisitions in Germany. As noted above, the results for the first six months of fiscal 2000 includes the operating results of Korea Makro and Interspar(Germany), but are not included in comparable periods in fiscal 1999.

   In fiscal 1999, Mexico was considered to operate in a highly-inflationary economy and reported its operations using United States Dollars. In fiscal 2000, Mexico is no longer considered a highly-inflationary economy and is reporting its operations in its local currency. There was no material impact on the Company’s consolidated or International segment's results of operations or financial positions as a result of the change.

Page 10 of 18 (Form 10 - Q)

Liquidity and Capital Resources

   Cash flows provided by operating activities were $2,718 million for the first six months of fiscal 2000, compared with $2,205 million for the comparable period in fiscal 1999. Operating cash flow was up for the six months ended July 31, 1999, primarily due to an increase in net income of $497 million and a larger increase of $914 million in accounts payable compared with an increase in accounts payable of $731 million in fiscal 1999, and with the stabilization of inventory by the addition of $1,126 million in inventory compared with an increase in inventory of $1,133 million in the comparable period in fiscal 1999. Inventories for the Company were up only 7% on a sales increase of 16%. Cash and cash equivalents at the end of the six-month period were up 71% or $624 million, when compared with the end of the same period in fiscal 1999. During the first six months of fiscal 2000, the Company repurchased $101 million of its common stock, paid dividends of $445 million and invested $2,351 million in capital assets.

   At July 31, 1999, the Company had total assets of $66,265 million compared with total assets of $49,996 million at January 31, 1999. Working capital at July 31, 1999, was $(1,834) million, down $6,204 million when compared to working capital at January 31, 1999, of $4,370 million. The ratio of current assets to current liabilities was .9 to 1.0 at July 31, 1999, 1.3 to 1.0 at July 31, 1998, and 1.3 to 1.0 at January 31, 1999. The decrease in working capital and the current ratio was primarily due to the addition of $5 billion in commercial paper and short term borrowings to support the ASDA acquisition.

   To facilitate the interim financing of the ASDA acquisition, the Company entered into agreements for committed lines of credit of $10 billion with seven banks to support the issuance of commercial paper. At July 31, 1999, $3 billion of commercial paper was outstanding pursuant to this commitment. Once the majority of the shares of ASDA were acquired and the permanent financing discussed below was obtained, this commitment was reduced to $4 billion.

   The Company filed a shelf registration statement under which it could issue debt securities aggregating $10.5 billion, in part, in contemplation of obtaining permanent financing for the acquisition of ASDA. In August 1999, the Company sold bonds subject to the shelf registration statement totaling $5.75 billion. The bonds were sold in three tranches: $1.25 billion at 6.150% due 2001, $1.25 billion at 6.550% due 2004, and $3.25 billion at 6.875% due 2009. Because the long-term bonds were issued subsequent to July 31, 1999, the Company classified $5.75 billion of the obligations for the purchase of ASDA as long-term debt. The remaining amount of the obligation is recorded in commercial paper and short-term borrowings.

   In March 1999, the Company announced plans to increase the existing common stock repurchase program by $1.2 billion, resulting in a total outstanding authorization of $2 billion. With the ASDA acquisition, the Company intends to postpone any further share repurchases until it brings the debt to total book capitalization to approximately 40%. Additionally, the Company increased the annual dividend 29% to $.20 per share (after the two-for-one common stock split, which was also announced in March of 1999) for fiscal 2000. This marks the twenty-seventh consecutive yearly increase in dividends.

Page 11 of 18 (Form 10 - Q)

    The Company anticipates generating sufficient operating cash flow to pay the increased dividend, to fund all capital expenditures, and to repay the commercial paper and short-term borrowings. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. The Company has a shelf registration under which it can sell up to $4,751 million of additional debt securities in the public markets.

Market Risk

   During the quarter, the Company purchased forward contracts to acquire Great Britain pounds sterling in exchange for U. S. dollars. The contracts, with notional amounts totaling $3.5 billion, had a settlement date which corresponded with the settlement date of the tender offer. These contracts were primarily used to facilitate an efficient and effective manner of acquiring the required amount of Great Britain pounds sterling to pay the purchase price of the ASDA shares acquired pursuant to the tender offer. These forward contracts were all closed early in the third quarter on settlement date for the purchase of the ASDA shares. The market value of these open contracts as of July 31, 1999, when netted with the pounds sterling denominated obligation was insignificant to the consolidated results of operations. In addition, the Company entered into additional currency and interest rate swaps related to the net investment in the United Kingdom subsequent to the end of the second quarter ended July 31, 1999. The mechanics and terms of these arrangements are tied to the newly issued debt and are similar to those disclosed in the Company's annual report.

Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As proposed the Statement will be effective for the Company beginning February 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes the accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of Statement No. 133.

Page 12 of 18 (Form 10 - Q )

Year 2000 Issue State of Readiness

    Historically, computer software has been programmed to make assumptions about the century when given a date that only uses two digits to represent the year. Although these assumptions have been perfectly acceptable the past few decades, they are potential cause for concern for software used in the year 2000 and beyond. Specifically, this abbreviated date format makes it difficult for an application or computer user to distinguish between dates starting with 19xx and 20xx. The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 compliance, including those systems and equipment which supports the Company's International segment. The assessment phase of the Year 2000 project is substantially complete and included assessments of both information technology, such as point-of-sale computer systems, as well as non-information technology equipment, such as warehouse conveyor systems. All internal coding conversions are complete. Some third-party applications representing less than 1% of the Company’s total application inventory remain to be converted, these applications are dependent on vendor upgrade availability and will be completed by October 1999. Virtually all of the compliance was performed or is expected to be performed by Company associates.

    The first phase of testing has been completed on critical systems. No significant issues were detected in the testing. The next phase of the Company’s Year 2000 project, complete system testing, started in March 1999 and has been extended from July to September of 1999 to allow additional testing of system rollouts completed this year. A final test cycle is planned for October 1999 to ensure all version levels, upgrades, new releases and enhancements implemented throughout the year are Year 2000 compliant.

    The total incremental estimated cost directly related to the Year 2000 remedy is $27 million. Approximately $17.5 million of the cost is related to reprogramming, replacement, extensive testing and validation of software, which is being expensed as incurred, while approximately $9.5 million is related to acquisition of hardware, which is being capitalized. Approximately $23 million of the $27 million cost of conversion had been incurred by the end of the second quarter of fiscal 2000. The majority of the remaining costs include future testing of the systems and the purchase of additional equipment. All of these costs are being funded through operating cash flows. These costs are not a significant component of the Company's overall information technology budget. The Company's Information Systems Division did not defer any information technology projects last year to address the Year 2000 issue. During fiscal 2000 the Company still plans to complete and implement over half of the normal project load in priority sequence.

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

 Page 13 of 18 (Form 10 - Q)

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

   Although the Company has not finalized its contingency plans for possible Year 2000 issues, the risk analysis phase has been completed and a substantial portion of the contingency plans have been created. The Company anticipates the majority of its contingency plans to be in place by October 31, 1999.

   During the second quarter, the Company acquired ASDA. An independent review was conducted to assess the Year 2000 state of readiness prior to the completion of the acquisition. Results of the audit indicate that ASDA has completed 95% of all major projects and is on track to complete all remaining efforts by November 1, 1999. Contingency planning efforts are well under way and all plans should be in place by October 31, 1999. ASDA has budgeted $27.5 million for Year 2000 compliance, of which $25.3 million was incurred prior to completion of the acquisition. Budgeted numbers for Year 2000 compliance were converted from Great Britain pounds sterling at an exchange rate of 1.60 to U. S. dollars.

   The cost of the conversions and the completion dates are based on management’s best estimates and may be updated as additional information becomes available. Readers are referred to Item 5 of this report, which addresses forward-looking statements made by the Company.

Page 14 of 18 (Form 10 - Q)

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

    At the Company’s Annual Shareholders’ meeting on June 4, 1999, the shareholders of the Company approved the amendment of the Company’s Restated Certificate of Incorporation to increase the number of shares of the Company’s Common Stock that the Company is authorized to issue from 5,500,000,000 shares to 11,000,000,000 shares. This amendment increased the number of un-issued shares of common stock the Company is authorized to issue from approximately 1,050,000 shares to approximately 6,550,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company’s Annual Shareholders’ Meeting was held June 4, 1999, in Fayetteville, Arkansas.

Election of Directors:

   At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company’s proxy statement dated April 19, 1999. (Only the shares outstanding prior to the stock split were eligible to be voted at the annual meeting. Consequently, all share amounts reported in this Item 4 are based on the shares outstanding prior to the stock split.)

	For	Against or Withheld	Abstentions	Broker Non-Votes
Jeronimo Arango	2,001,787,907	8,888,533	0	0
John A. Cooper, Jr.	2,002,450,104	8,226,336	0	0
Stephen Friedman	1,985,153,771	25,522,669	0	0
Stanley C. Gault	1,921,103,275	89,573,165	0	0
David D. Glass	2,002,436,636	8,239,408	0	0
Roland A. Hernandez	2,002,402,942	8,273,498	0	0
Dr. Frederick S. Humphries	2,002,325,506	8,350,934	0	0
E. Stanley Kroenke	2,002,298,757	8,377,683	0	0
Elizabeth A. Sanders	2,002,316,918	8,359,522	0	0
Jack C. Shewmaker	2,001,985,309	8,691,131	0	0
Donald G. Soderquist	2,002,435,529	8,240,911	0	0
Dr. Paula Stern	2,002,370,380	8,306,060	0	0
Jose H. Villarreal	2,002,233,768	8,442,672	0	0
John T. Walton	2,002,394,708	8,281,732	0	0
S. Robson Walton	2,002,508,115	8,168,325	0	0

Proposal to Increase the Number of Authorized Shares:

   The shareholders approved an amendment to the first sentence of the Fourth Article of the Company’s Restated Certificate of Incorporation to increase the number of total authorized shares of the Company’s Common Stock from 5,500,000,000 to 11,000,000,000.

Page 15 of 18 (Form 10 - Q)

For	Against or Withheld	Abstentions	Broker Non Votes
1,926,680,713	79,259,974	4,735,753	0

Shareholder Proposals:

   The Shareholders rejected a shareholder proposal requesting that the Company endorse the Coalition for Environmentally Responsible Economies (CERES) Principles as a part of its commitment to be publicly accountable for its environmental performance.

For	Against or Withheld	Abstentions	Broker Non Votes
58,692,333	1,692,707,260	93,129,340	166,147,507

    The Shareholders rejected a shareholder proposal regarding financial and social accountability in executive compensation.

For	Against or Withheld	Abstentions	Broker Non Votes
35,134,416	1,748,787,117	60,607,400	166,147,507

    The Shareholders rejected a shareholder proposal regarding Glass Ceiling Review.

For	Against or Withheld	Abstentions	Broker Non Votes
84,997,782	1,692,765,989	66,765,162	166,147,507

     The Shareholders rejected a shareholder proposal regarding the impact of development on culturally sensitive areas.

For	Against or Withheld	Abstentions	Broker Non Votes
41,562,291	1,727,081,194	75,885,448	166,147,507

Item 5. Other Information

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management’s Discussion and Analysis and in other Company filings are forward-looking statements. These forward looking statements may include statements that address activities, events, or developments that we expect or anticipate will or may occur in the future including: future capital expenditures, including the amount and nature of those expenditures; expansion and other development trends of industry segments in which we are active; our business strategy; expansion and growth of our business; and operations and other similar matters. Although we believe the expectations expressed in the forward looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward looking statements, whether oral or written, made by us or on our behalf.

Page 16 of 18 (Form 10 - Q)

    Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance. These factors include but are not limited to: the costs of goods; competitive pressures; inflation; consumer debt levels; currency exchange fluctuations; trade restrictions; changes in tariff and freight rates; Year 2000 issues; unemployment levels; interest rate fluctuations; and other capital market and economic conditions.

   Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Undue reliance should not be placed on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of these forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a) The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule

(b) There were no reports on Form 8-K for the quarter ended July 31, 1999.

Page 17 of 18 (Form 10 - Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 3, 1999	/s/David D. Glass David D. Glass President and Chief Executive Officer
Date: September 3, 1999	/s/James A. Walker Jr. James A. Walker Jr. Senior Vice President and Controller (Principal Accounting Officer)

Page 18 of 18 (Form 10 - Q)