Form 10-Q
period 1999-10-31
WAL MART STORES INC
filed 1999-12-15
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999.
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

Common Stock, $.10 Par Value – 4,453,743,366 shares as of October 31, 1999.

Page 1 of 20 (Form 10-Q)

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	October 31, 1999 (Unaudited)	January 31, 1999 (*Note)

Cash and cash equivalents	$ 1,435	$ 1,879
Receivables	1,630	1,118
Inventories	22,373	17,076
Prepaid expenses and other	1,517	1,059
Total current assets	26,955	21,132

Property, plant and equipment, at cost	40,322	31,129
Less accumulated depreciation	8,781	7,455
Net property, plant and equipment	31,541	23,674

Property under capital leases	4,340	3,335
Less accumulated amortization	1,124	1,036
Net property under capital leases	3,216	2,299

Net goodwill and other acquired intangible assets	9,837	2,538
Other assets and deferred charges	820	353

Total assets	$ 72,369	$ 49,996

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 6,459	$ -
Accounts payable	14,081	10,257
Accrued liabilities	6,953	4,998
Other current liabilities	1,499	1,507
Total current liabilities	28,992	16,762

Long-term debt	13,532	6,908
Long-term obligations under capital leases	3,027	2,699
Deferred income taxes and other	793	716
Minority interest	1,746	1,799

Common stock and capital in excess of par value	1,052	880
Retained earnings	23,630	20,741
Other accumulated comprehensive income	(403)	(509)
Total shareholders' equity	24,279	21,112

Total liabilities and shareholders' equity	$ 72,369	$ 49,996

See accompanying notes to condensed consolidated financial statements.
* Note: The balance sheet at January 31,1999, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
Revenues:
Net sales	$ 40,432	$ 33,509	$113,619	$ 96,849
Other income - net	475	415	1,321	1,112
	40,907	33,924	114,940	97,961
Costs and expenses:
Cost of sales	31,606	26,380	88,970	76,328
Operating, selling and general and administrative expenses	6,907	5,691	19,368	16,341
Interest costs:
Debt	251	135	502	380
Capital leases	66	67	197	201
	38,830	32,273	109,037	93,250
Income before income taxes, minority interest and equity in unconsolidated subsidiaries	2,077	1,651	5,903	4,711
Provision for income taxes	760	611	2,160	1,743

Income before minority interest and equity in unconsolidated subsidiaries	1,317	1,040	3,743	2,968

Minority interest and equity in unconsolidated subsidiaries	(18)	(31)	(85)	(97)

Net income	$ 1,299	$ 1,009	$ 3,658	$ 2,871

Net income per share -
Basic	$ 0.29	$ 0.23	$ 0.82	$ 0.64
Dilutive	$ 0.29	$ 0.22	$ 0.82	$ 0.64

Dividends per share	$ 0.0500	$ 0.0388	$ 0.1500	$ 0.1163

Average shareholders' equity	$ 23,613	$ 19,629	$ 22,695	$ 19,109

Return for the period on average shareholders' equity	5.50%	5.14%	16.12%	15.02%

Average number of common shares:
Basic	4,454	4,463	4,451	4,470
Dilutive	4,475	4,493	4,473	4,502

See accompanying notes to condensed consolidated financial statements.

Page 3 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Nine Months Ended October 31,
	1999	1998
Cash flows from operating activities:
Net income	$ 3,658	$ 2,871

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,612	1,400
Increase in inventories	(4,621)	(4,136)
Increase in accounts payable	2,699	2,304
Non-cash items and other	413	237
Net cash provided by operating activities	3,761	2,676

Cash flows from investing activities:
Payments for property, plant & equipment	(4,013)	(2,652)
Investment in International operations(net of cash acquired, $195 million in 1999)	(10,653)	(47)
Other investing activities	(179)	69
Net cash used in investing activities	(14,845)	(2,630)

Cash flows from financing activities:
Increase in commercial paper	6,709	1,890
Proceeds from issuance of long-term debt	5,755	521
Dividends paid	(668)	(520)
Payment of long-term debt	(838)	(1,046)
Purchase of Company stock	(101)	(1,117)
Other financing activities	(217)	(212)
Net cash provided by (used in) financing activities	10,640	(484)

Net decrease in cash and cash equivalents	(444)	(438)

Cash and cash equivalents at beginning of year	1,879	1,447

Cash and cash equivalents at end of period	$ 1,435	$ 1,009

Supplemental disclosure of cash flow information:

Income taxes paid	$ 1,895	$ 2,227
Interest paid	614	581
Capital lease obligations incurred	266	203
Property, plant and equipment acquired with debt	65	19
ASDA acquisition cost satisfied with Wal-Mart stock	175	-

See accompanying notes to condensed consolidated financial statements.

Page 4 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of October 31, 1999, and the related condensed consolidated statements of income for the three and nine month periods ended October 31, 1999, and 1998, and the condensed consolidated statements of cash flows for the nine month periods ended October 31, 1999, and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Inventories

    The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the first-in, first-out (FIFO) method of accounting had been used by the Company, inventories at October 31, 1999, would have been $413 million higher than reported, which is a decrease in the LIFO reserve of $60 million from January 31, 1999, and a decrease of $20 million from July 31, 1999. If the FIFO method had been used at October 31, 1998, inventories would have been $428 million higher than reported, an increase in the LIFO reserve of $80 million from January 31, 1998, and an increase of $25 million from July 31, 1998.

NOTE 3. Costs of computer software

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP was effective for the Company as of February 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 did not have a material impact on the results of operations for the three and nine month periods ended October 31, 1999, and the Company does not anticipate that there will be a material impact for the year.

Page 5 of 20 (Form 10-Q)

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

Net sales by operating segment were as follows (in millions):
	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
Wal-Mart Stores	$ 26,460	$ 23,244	$ 77,000	$ 67,214
Sam's Club	6,011	5,589	17,747	16,316
International	5,910	2,961	12,883	8,514
Other	2,051	1,715	5,989	4,805

Total Net Sales	$ 40,432	$ 33,509	$ 113,619	$ 96,849

Operating profit and reconciliation to income before income taxes, minority interest and equity in unconsolidated subsidiaries are as follows (in millions):
	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
Wal-Mart Stores	$ 1,934	$ 1,640	$ 5,850	$ 4,827
Sam's Club	187	172	521	471
International	193	109	369	315
Other	80	(68)	(138)	(321)

Operating profit	2,394	1,853	6,602	5,292

Interest expense	317	202	699	581

Income before income taxes, minority interest and equity in unconsolidated subsidiaries	$ 2,077	$ 1,651	$ 5,903	$ 4,711

Page 6 of 20 (Form 10-Q)

NOTE 5. Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

    Comprehensive income was $1,381 million and $986 million for the quarters ended October 31, 1999 and 1998, respectively, and was $3,764 million and $2,816 million for the nine months ended October 31, 1999 and 1998, respectively.

NOTE 6. Settlement of Lawsuit

    In the second quarter of fiscal 2000, a $624 million jury verdict was rendered against the Company in a lawsuit. The Company agreed to settle the lawsuit for an amount less than the jury verdict. The Company had previously established reserves related to this lawsuit, which were not material to its results of operations or financial position. The settlement exceeded the Company’s estimated reserves for this lawsuit and resulted in a charge in the second quarter of fiscal 2000 of $.03 per share, net of taxes.

NOTE 7. Stock Split

    On March 4, 1999, the Company announced a two-for-one stock split issued in the form of a 100% stock dividend. The date of record was March 19, 1999, and it was distributed on April 19, 1999. Consequently, the per share data for all prior periods presented has been restated to reflect the stock split.

NOTE 8. Acquisition

    In the second quarter of fiscal 2000, the Company acquired ASDA Group PLC (ASDA), the third largest retailer in the United Kingdom with 229 stores. The Company acquired approximately 29% of the outstanding ASDA shares on the open market in June and July and issued a tender offer for all remaining ASDA shares other than for shares held by shareholders of ASDA, residing in certain countries. On July 27, 1999, the tender offer for ASDA became unconditional and the majority of the remaining shares were tendered. As of October 31, 1999, the Company has acquired 100% of the outstanding shares of ASDA. Two months of the results of ASDA operations are included in the Company’s Consolidated Statements of Income in the third quarter of fiscal 2000. ASDA financial statements are consolidated on a trailing month reporting basis, because ASDA reports on a December 31 fiscal year end. The acquisition has been recorded as a purchase. The allocation of the purchase price of approximately $11 billion is preliminary, as the ASDA net assets and liabilities are still being reviewed to determine their appropriate fair value. Resulting goodwill and other acquired intangible assets of approximately $7.5 billion will be amortized over 40 years.

Page 7 of 20 (Form 10-Q)

    To facilitate the interim financing of the ASDA acquisition, the Company entered into agreements for committed lines of credit of $10 billion with seven banks to support the issuance of commercial paper. After the majority of the shares of ASDA were acquired and the permanent financing was obtained, this commitment was reduced to $4 billion and as of October 31, 1999, the $4 billion commitment was still active.

    Proforma results are presented as if ASDA were consolidated from the beginning of each period presented. Adjustments to net income are primarily related to the amortization of goodwill and other acquired intangible assets and additional interest expense on the debt incurred for the acquisition. The following proforma results were converted from Great Britain pounds sterling to U. S. dollars at the average exchange rate for the periods presented and range from 1.57 to 1.65:

	Quarter Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
(Amounts in millions except per share data)
Average exchange rate	1.57	1.65	1.60	1.65
Sales
As reported	$ 40,432	$ 33,509	$ 113,619	$ 96,849
ASDA	1,035	2,887	7,282	8,680
Proforma results	$ 41,467	$ 36,396	$ 120,901	$ 105,529

Net income
As reported	$ 1,299	$ 1,009	$ 3,658	$ 2,871
ASDA	39	94	255	300
Adjustments	(8)	(120)	(279)	(359)
Proforma results	$ 1,330	$ 983	$ 3,634	$ 2,812

Net income per share
Basic
As reported	$ 0.29	$ 0.23	$ 0.82	$ 0.64
Proforma results	$ 0.30	$ 0.22	$ 0.82	$ 0.63

Dilutive
As reported	$ 0.29	$ 0.22	$ 0.82	$ 0.64
Proforma results	$ 0.30	$ 0.22	$ 0.81	$ 0.62

NOTE 9. Long Term Debt

    On August 5,1999, the Securities and Exchange Commission declared effective the Company’s shelf registration statement under which the Company may issue debt securities aggregating $10.5 billion, in part, in contemplation of obtaining permanent financing for the acquisition of ASDA. On August 10, 1999, the Company sold notes subject to the shelf registration statement totaling $5.75 billion. The notes were sold in three tranches: $1.25 billion at 6.150% due in 2001, $1.25 billion at 6.550% due in 2004, and $3.25 billion at 6.875% due in 2009.

Page 8 of 20 (Form 10-Q)

NOTE 10. New Accounting Pronouncement

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 – "Revenue Recognition in Financial Statements" (SAB 101). This SAB deals with various revenue recognition issues, several which are common within the retail industry. The impact of SAB 101 on the Company’s financial statements is not currently known; however, the Company is in the process of analyzing the effects of the SAB and intends to apply its provisions no later than the first quarter of its fiscal year ended January 31, 2001.

NOTE 11. Subsequent Event

    In November 1999, the Company sold notes totaling $250 million pursuant to its existing shelf registration statement. These notes are a part of the Company’s series of notes that bear interest at 6.875% and will be due in 2009. The proceeds from the sale of these notes were used to reduce commercial paper. Therefore, the Company classified $250 million of commercial paper as long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

    The Company had 21% and 17% sales increases for the quarter and the nine months ended October 31, 1999, respectively, when compared to the same periods in fiscal 1999. These sales increases were attributable to the Company’s acquisitions, expansion program and domestic comparative store sales increases of 7.0% and 8.1% for the quarter and the nine months ended October 31, 1999, respectively. The comparative store sales increases for the Wal-Mart Stores segment were 7.4% and 8.4% for the quarter and nine months ended October 31, 1999, respectively. For the Sam’s Clubs segment the comparative sales increases were 5.8% and 7.0% for the quarter and nine months ended October 31, 1999, respectively. The International segment had 100% and 51% sales increases for the quarter and nine months ended October 31, 1999, respectively, when compared to sales in the same periods in fiscal 1999.

    Domestic expansion activity during the first nine months of fiscal 2000 included 20 new Wal-Mart stores, the relocation of one Wal-Mart store, five new Sam’s Clubs, the expansion or relocation of six Sam’s Clubs, 33 new Supercenters and the conversion of 85 Wal-Mart stores to Supercenters. During the nine months ended October 31, 1999, one Wal-Mart store was closed. International expansion during the first nine months of fiscal 2000 included the addition of ten units in Canada, one unit in China, one unit in Korea, 29 units in Mexico, one unit in Puerto Rico, the acquisition of 229 units in the United Kingdom and one store relocation in the United Kingdom.

    At October 31, 1999, the Company had 1,803 Wal-Mart stores, 682 Supercenters, and 456 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(163),

Page 9 of 20 (Form 10-Q)

Germany(95), Mexico(444), Puerto Rico(15) and the United Kingdom (229) and under joint venture agreements in China(6) and Korea(5). At October 31, 1998, the Company had 1,863 Wal-Mart stores, 543 Supercenters, and 450 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(11), Canada(150), Germany(21), Mexico(409) and Puerto Rico(14) and under joint venture agreements in China(3) and Korea(4).

    The sales increases experienced by the International segment were due principally to expansion activities which included the July 1998 acquisition of four units previously operated by Korea Makro in Korea, the January 1999 acquisition of the Interspar hypermarket chain in Germany, and the July 1999 acquisition of the ASDA Group PLC in the United Kingdom. As a result of the timing of these acquisitions, sales for the quarter and nine months ended October 31, 1999, are not comparable to the same period last year due to the additional sales generated by these acquisitions.

    International sales accounted for 11.3% of total Company sales in the first nine months of fiscal 2000, compared with 8.8% during the same period in fiscal 1999. Sam’s Clubs sales as a percentage of total Company sales fell from 16.8% in the nine months ended October 31, 1998, to 15.6% for the nine months ended October 31, 1999, largely as a result of faster growth in other segments.

    The Company’s gross profit as a percentage of sales increased from 21.27% in the third quarter of fiscal 1999 to 21.83% during the third quarter of fiscal 2000. For the nine-month period ended October 31, 1999, gross profit as a percentage of sales was 21.69%, up from 21.19% in last year’s comparable period. Gross profit as a percentage of sales improved in both domestic operating segments as well as in the international segment. The Company’s operating results for the third quarter include the results of ASDA, which has a gross profit percentage approximately 1% higher than that of the pre-existing businesses. Improvements in gross profit were attributable to the favorable sales mix of higher margin merchandise categories. Additionally, markdowns and shrinkage for the quarter and first nine months of fiscal 2000 were down as a percentage of sales when compared to the same periods in fiscal 1999. The improvements in gross profit occurred despite the $6.7 billion of price rollbacks and with significant growth in the lower margin food business. The Sam’s Clubs segment comprises a lower percentage of the consolidated Company sales than last year. As a result, the gross profit stated as a percentage of sales for the Company as a whole is positively impacted, since Sam’s Clubs contribution to gross profit is a lower percentage of sales than that of the Wal-Mart and International operating segments.

    Operating, selling, general and administrative expenses, as a percentage of sales, were 17.08% for the third quarter of fiscal 2000, up from 16.98% in the corresponding period last year and 17.05% compared with 16.87% for the nine-month period. Expenses for the nine-month period were impacted by the May 16, 1999, settlement of a lawsuit, which resulted in a charge for the year of approximately $.03 per share, net of taxes. Disregarding the charge taken in connection with this settlement, expenses would have decreased by 3 basis points, as a percentage of

Page 10 of 20 (Form 10-Q)

sales, for the nine-month period ended October 31, 1999. The Wal-Mart Stores segment had expense improvements, while the Sam’s Clubs segment was unchanged. The International segment’s expense control was favorable against plan, which includes start-up and transition expenses in new market countries, for the quarter and nine-month period ended October 31, 1999, when compared to the same periods of the previous year. Excluding investments in new markets, the International segment reduced expenses as a percentage of sales for the quarter and the year-to-date period ended October 31, 1999, when compared to prior periods. Expenses as a percentage of sales were negatively affected in the consolidated results due to the percentage of the total sales volume decreasing in the Sam's Clubs segment, which has lower expenses as a percentage of sales, while the percentage of total sales volume increased in the International segment, which has higher expenses as a percentage of sales than the Sam's Clubs segment.

    The International segment’s operating profit increased from $109 million in the third quarter of fiscal 1999 to $193 million for the third quarter of fiscal 2000. Operating profit increased $54 million for the nine-month period ended October 31, 1999, when compared to the same period of the previous year. Operating profit has improved compared to the prior year, due to the inclusion of the operating results of ASDA in the International segment for the first time, but was somewhat offset by the store remodel expenditures and the general office consolidations associated with the acquisitions in Germany. As noted above, the results for the first nine months of fiscal 2000 include the operating results of Korea Makro, Interspar(Germany) and ASDA(United Kingdom), which were not included in their entirety, in the comparable period of fiscal 1999.

    In fiscal 1999, Mexico was considered to operate in a highly-inflationary economy and reported its operations using United States Dollars. In fiscal 2000, Mexico is no longer considered a highly-inflationary economy and is reporting its operations in its local currency. There was no material impact on the Company’s consolidated or International segment's results of operations or financial position as a result of the change.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $3,761 million for the first nine months of fiscal 2000, compared with $2,676 million for the comparable period in fiscal 1999. Operating cash flow was up for the nine months ended October 31, 1999, primarily due to an increase in net income of $787 million over the Company’s net income for the comparable period in fiscal 1999. The improvement in operating cash flow was impacted by the higher ratio of supplier funded inventory, which was 62.94% for the nine-month period compared to 55.40% for the same period in fiscal 1999. Inventories for the Company were up 9% compared to October 31, 1998, on a year-to-date sales increase of 17%. The Company was a net user of cash as a result of its investment in ASDA and capital spending. Net cash used in investing activities and net cash provided by financing activities for the nine months ended October 31, 1999, have increased compared with the previous year. The increases in investing and financing activities are due to the investment in ASDA and the debt incurred to fund that acquisition. Cash and cash equivalents at the end

Page 11 of 20 (Form 10-Q)

of the nine-month period were up 42% or $426 million, when compared with the end of the same period in fiscal 1999. During the first nine months of fiscal 2000, the Company repurchased $101 million of its common stock, paid dividends of $668 million and invested $4,013 million in capital assets.

    At October 31, 1999, the Company had total assets of $72,369 million compared with total assets of $49,996 million at January 31, 1999. Working capital at October 31, 1999, was $(2,037) million, down $6,407 million when compared to working capital at January 31, 1999, of $4,370 million. The ratio of current assets to current liabilities was .9 to 1.0 at October 31, 1999, 1.2 to 1.0 at October 31, 1998, and 1.3 to 1.0 at January 31, 1999. The decrease in working capital and the current ratio was primarily due to the addition of $4 billion in commercial paper over the comparable period of the prior year, primarily to fund a portion of the costs of the ASDA stock acquisition. Historically, with the holiday season, the fourth quarter generates additional cash flow, which is used to reduce the outstanding commercial paper. It is anticipated that this cash flow will bring the Company’s working capital and current ratio to approximately a breakeven point by the end of fiscal year 2000.

    To facilitate the interim financing of the ASDA acquisition, the Company entered into agreements for committed lines of credit of $10 billion with seven banks to support the issuance of commercial paper. After the majority of the shares of ASDA were acquired and the permanent financing was obtained, this commitment was reduced to $4 billion and as of October 31, 1999, the $4 billion commitment was still active.

    On August 5, 1999, the Securities and Exchange Commission declared effective the Company’s shelf registration statement, under which the Company may issue debt securities aggregating $10.5 billion, in part, in contemplation of obtaining permanent financing for the acquisition of ASDA. On August 10, 1999, the Company sold notes subject to the shelf registration statement totaling $5.75 billion. The notes were sold in three tranches: $1.25 billion at 6.150% due in 2001, $1.25 billion at 6.550% due in 2004, and $3.25 billion at 6.875% due in 2009.

    In November 1999, the Company sold notes totaling $250 million pursuant to its existing shelf registration statement. These notes are a part of the Company’s series of notes that bear interest at 6.875% and will be due in 2009. The proceeds from the sale of these notes were used to reduce commercial paper. Therefore, the Company classified $250 million of commercial paper as long-term debt.

    In March 1999, the Company announced plans to increase the existing common stock repurchase program by $1.2 billion, resulting in a total outstanding authorization of $2 billion. With the ASDA acquisition, the Company intends to postpone any further share repurchases until its ratio of debt to total book capitalization is approximately 40%. As of October 31, 1999, the total debt to capitalization ratio, including commercial paper, was 50% compared to 39% at the same time last year. Additionally, the Company increased the annual dividend 29% to $.20 per share (after the two-for-one common stock split, which was also announced in March of 1999) for fiscal 2000. This marks the twenty-seventh consecutive yearly increase in dividends.

Page 12 of 20 (Form 10-Q)

    The Company anticipates generating sufficient operating cash flow to pay the increased dividend, to fund all capital expenditures, and to repay the commercial paper and short-term borrowings. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. After consideration of the November 1999, $250 million debt offering, the Company has a shelf registration under which it can sell up to $4,501 million of additional debt securities in the public markets.

Market Risk

    During the quarter ended October 31, 1999, the Company entered into currency and interest rate swap agreements to hedge its net investment in the United Kingdom. These swaps all mature in August 2009. The following table gives information about the interest rate derivative financial instruments related to currency swaps which the Company entered into during the third quarter.

	Notional Amount	Fair Value 10/31/99
	(in millions of U.S. dollars)
Currency swap - Great Britain Pounds
Pay variable/receive variable	500	(8)
Average rate paid - 6-month Great Britain Pound LIBOR minus .1650%
Average rate received - 3-month U.S. Dollar LIBOR minus .1300%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	500	-
Fixed rate paid - Great Britain Pound rate	6.3%
Average rate received - 6-month Great Britain Pound LIBOR minus .1650%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	500	6
Average rate paid - 3-month U.S. Dollar LIBOR minus .1300%
Fixed rate received - U.S. Dollar rate	6.9%

Currency swap - Great Britain Pounds
Pay variable/receive variable	500	(6)
Average rate paid - 3-month Great Britain Pound LIBOR minus .3275%
Average rate received - 3-month U.S. Dollar LIBOR minus .2975%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	500	(3)
Fixed rate paid - Great Britain Pound rate	6.2%
Average rate received - 3-month Great Britain Pound LIBOR minus .3275%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	500	13
Average rate paid - 3-month U.S. Dollar LIBOR minus .2975%
Fixed rate received - U.S. Dollar Rate	6.9%
Page 13 of 20 (Form 10-Q)

Currency swap - Great Britain Pounds
Pay variable/receive variable	500	(7)
Average rate paid - 3-month Great Britain Pound LIBOR minus .0450%
Average rate received - 3-month U.S. Dollar LIBOR minus .0350%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	500	6
Fixed rate paid - Great Britain Pound rate	6.2%
Average rate received - 3-month Great Britain Pound LIBOR minus .0450%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	500	3
Average rate paid - 3-month U.S. Dollar LIBOR minus .0350%
Fixed rate received - U.S. Dollar rate	6.9%

Currency swap - Great Britain Pounds
Pay variable/receive variable	100	(2)
Average rate paid - 6-month Great Britain Pound LIBOR minus .3120%
Average rate received - 3-month U.S. Dollar LIBOR minus .2920%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	100	-
Fixed rate paid - Great Britain Pound rate	6.2%
Average rate received - 6-month Great Britain Pound LIBOR minus .3120%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	100	2
Average rate paid - 3-month U.S. Dollar LIBOR minus .2920%
Fixed rate received - U.S. Dollar rate	6.9%

Currency swap - Great Britain Pounds
Pay variable/receive variable	400	(7)
Average rate paid - 6-month Great Britain Pound LIBOR minus .0230%
Average rate received - 3-month U.S. Dollar LIBOR minus .0080%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	400	7
Fixed rate paid - Great Britain Pound rate	6.2%
Average rate received - 6-month Great Britain Pound LIBOR minus .0230%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	400	1
Average rate paid - 3-month U.S. Dollar LIBOR minus .0080%
Fixed rate received - U.S. Dollar rate	6.9%

Currency swap - Great Britain Pounds
Pay variable/receive variable	250	(6)
Average rate paid - 6-month Great Britain Pound LIBOR minus .1970%
Average rate received - 3-month U.S. Dollar LIBOR minus .1670%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	250	2
Fixed rate paid - Great Britain Pound rate	6.1%
Average rate received - 6-month Great Britain Pound LIBOR minus .1970%
Page 14 of 20 (Form 10-Q)

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	250	4
Average rate paid - 3-month U.S. Dollar LIBOR minus .1670%
Fixed rate received - U.S. Dollar rate	6.9%

Currency swap - Great Britain Pounds
Pay variable/receive variable	250	(6)
Average rate paid - 6-month Great Britain Pound LIBOR minus .1840%
Average rate received - 3-month U.S. Dollar LIBOR minus .1690%

Interest rate swap - Great Britain Pounds
Pay fixed/receive variable	250	2
Fixed rate paid - Great Britain Pound rate	6.1%
Average rate received - 6-month Great Britain Pound LIBOR minus .1840%

Interest rate swap - U.S. Dollars
Pay variable/receive fixed	250	4
Average rate paid - 3-month U.S. Dollar LIBOR minus .1690%
Fixed rate received - U.S. Dollar rate	6.9%

Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes the accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of Statement No. 133. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which postponed the effective date of Statement No. 133 for one year. The Statement will now be effective for the Company beginning February 1, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 – "Revenue Recognition in Financial Statements" (SAB 101). This SAB deals with various revenue recognition issues, several which are common within the retail industry. The impact of SAB 101 on the Company’s financial statements is not currently known; however, the Company is in the process of analyzing the effects of the SAB and intends to apply its provisions no later than the first quarter of its fiscal year ended January 31, 2001.

Page 15 of 20 (Form 10-Q)

Year 2000 Issue State of Readiness

    Historically, computer software has been programmed to make assumptions about the century when given a date that only uses two digits to represent the year. Although these assumptions have been perfectly acceptable the past few decades, they are potential cause for concern for software used in the year 2000 and beyond. Specifically, this abbreviated date format makes it difficult for an application or computer user to distinguish between dates starting with 19xx and 20xx. The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 compliance, including those systems and equipment which supports the Company's International segment. The assessment phase of the Year 2000 project is complete and included assessments of both information technology, such as point-of-sale computer systems, as well as non-information technology equipment, such as warehouse conveyor systems. All internal coding conversions are complete. All business critical third party applications have been converted. Virtually all of the compliance was performed or is expected to be performed by Company associates.

    All programs in the Company’s current application inventory have been successfully tested for operation in the year 2000. A final test cycle is in progress to ensure all version levels, upgrades, new releases and enhancements implemented throughout the year are Year 2000 compliant.

    The total incremental estimated cost directly related to the Year 2000 remedy is $28.7 million with $2.2 million in assumed cost related to the second quarter acquisition of ASDA Group PLC. Approximately $17.5 million of the cost is related to reprogramming, replacement, extensive testing and validation of software, which is being expensed as incurred, while approximately $9.5 million is related to acquisition of hardware, which is being capitalized. Approximately $27.5 million of the $28.7 million cost of conversion had been incurred by the end of the third quarter of fiscal 2000. All of these costs are being funded through operating cash flows. These costs are not a significant component of the Company's overall information technology budget. The Company's Information Systems Division did not defer any information technology projects last year to address the Year 2000 issue. During fiscal 2000 the Company still plans to complete and implement over half of the normal project load in priority sequence.

    In addition to internal Year 2000 implementation activities, the Company is communicating with other companies with which our systems interface or on which it relies to determine the extent to which those companies are addressing their Year 2000 compliance. Testing began during the third quarter of fiscal 1999 and was substantially complete by October 31, 1999. No significant issues have been detected in the testing process. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties should minimize these risks.

Page 16 of 20 (Form 10-Q)

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

    The Company has essentially completed its contingency plans for possible Year 2000 issues. Distribution of contingency materials will continue into December.

    During the second quarter, the Company acquired ASDA Group PLC. All business critical conversions and contingency planning are essentially complete for ASDA at this time. ASDA budgeted $27.5 million for Year 2000 compliance. Of this amount $25.3 million was incurred prior to the Company’s acquisition of ASDA and $1.5 million has been incurred after the acquisition was completed. Budgeted numbers for Year 2000 compliance were converted from Great Britain pounds sterling at an exchange rate of 1.60.

    The cost of the conversions and the completion dates are based on management’s best estimates and may be updated as additional information becomes available. Readers are referred to Item 5 of this report, which addresses forward-looking statements made by the Company.

Page 17 of 20 (Form 10-Q)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The United States Environmental Protection Agency (EPA) is threatening to bring suit against the Company and five of its contractors over alleged violations of the 1992 storm water permit at various Wal-Mart development sites in Texas, New Mexico and Oklahoma. The EPA has presented the Company with penalty calculations of $5.6 million.

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

Page 18 of 20 (Form 10-Q)

            Exhibit 27 - Financial Data Schedule

        (b) A Form 8-K was filed on August 11, 1999, to report the              significant acquisition of the issued shares of Asda
            Group PLC, an English public company and the required
            reporting of the financial statements and pro forma
            financial information, filed as an amendment report
            to Form 8-K, filed on October 5, 1999.

Page 19 of 20 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WAL-MART STORES, INC.

Date: December 15, 1999                  /s/David D. Glass
                                           David D. Glass
                                           President and
                                           Chief Executive Officer

Date: December 15, 1999                  /s/James A. Walker Jr.
                                           James A. Walker Jr.
                                           Senior Vice President
                                           and Controller

Page 20 of 20 (Form 10-Q)