Form 10-K
period 2000-01-31
WAL MART STORES INC
filed 2000-04-17
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended January 31, 2000, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
    Commission file number 1-6991.

WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0415188
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Bentonville, Arkansas	72716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 273-4000

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

Yes X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 2000, was $146,684,895,928. For the purposes of this disclosure only, the registrant has assumed that its directors, officers and

Page 1 of 25 (Form 10-K)

beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

    The registrant had 4,454,034,171 shares of common stock outstanding as of March 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2000, are incorporated by reference into Parts I and II of this Form 10-K.

    Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2000, are incorporated by reference into Part III and IV of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

    This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company’s business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

    All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, Year 2000 issues, unemployment levels, interest rate fluctuations and other capital market and economic conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Page 2 of 25 (Form 10-K)

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2000

PART I

ITEM 1. BUSINESS

        Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") is the world’s largest retailer measured by total revenues. During the fiscal year ended January 31, 2000, the Company had net sales of $165,013,000,000.

(a) Development of Business

        Domestically, at January 31, 2000, the Company operated 1,801 discount stores, 721 Supercenters, and 463 SAM’S Clubs. Tables summarizing information concerning additions of units and square footage for domestic discount stores, Supercenters and SAM’S Clubs in fiscal years 1995 through 2000, are included as Schedules A and B to Item 1 found on pages 11 and 12 of this annual report.

        In the third quarter of fiscal 2000, the Company acquired ASDA Group PLC (ASDA), the third largest retailer in the United Kingdom with, at that time, 229 stores. In June and July of 1999, the Company acquired 29% of the outstanding ASDA shares on the open market and made a cash tender offer for all remaining ASDA shares other than shares held by shareholders residing in certain countries. As of the end of the third quarter of fiscal 2000, the Company had acquired 100% of the outstanding shares of ASDA. The acquired assets are included in the Company’s consolidated balance sheet as of January 31, 2000, and five months of results of ASDA operations are included in the Company’s consolidated statements of income for the year ended January 31, 2000. ASDA reports on a December 31 year-end, therefore ASDA results are consolidated on a trailing month reporting basis.

        In fiscal 2000, the Company increased its investment in Korea by acquiring most of the minority interest in its operations in Korea from its joint venture partner. The Company anticipates that the remaining minority interest will be acquired in early fiscal 2001.

        See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 19 of this annual report for additional information regarding our acquisitions.

        Internationally, at January 31, 2000, the Company operated units in Argentina(13), Brazil(14), Canada(166), Germany(95), Korea(5) Mexico(458), Puerto Rico(15)and the United Kingdom (232), and, under joint venture agreements in China(6). Tables summarizing information concerning additions of units and square footage for international units operated since January 31, 1995 is included as Schedule C to Item 1, found on pages 13 and 14 of this annual report.

Page 3 of 25 (Form 10-K)

In the fourth quarter of fiscal 2000, the Company joined with Accel Partners, a Silicon Valley based venture capital firm, to form Wal-mart.com, Inc. Wal-Mart.com, Inc. will base its operations in Palo Alto, California and was formed to further develop and operate the internet retail site, Wal-Mart.com, and to further the Company’s efforts to attract customers to the Company’s internet site with the Wal-Mart name.

(b) Financial information about the Company’s industry
    segments

        The Company is principally engaged in the operation of mass merchandising stores, which serve our customers primarily through the operation of three segments.

        The Company identifies segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores and Supercenters in the United States. The SAM’S Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. For the financial results of the Company’s operating segments, see Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II, found on page 19 of this annual report.

(c) Narrative Description of Business

        The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company’s business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (discount store) was opened. In fiscal 1984, the Company opened its first three SAM’S Clubs, and in fiscal 1988, its first Wal-Mart Supercenter (combination full-line supermarket and discount store). In fiscal 1992, the Company began its first international initiative when the Company entered into a joint venture in which it had a 50% interest with Cifra S.A. de C.V. (Cifra). The Company’s international presence has continued to expand and at January 31, 2000, the Company had international operations in eight countries and Puerto Rico. In February 2000, Cirfa officially changed its name to Wal-Mart de Mexico, S.A. de C.V.

WAL-MART STORES OPERATING SEGMENT

        The Wal-Mart Stores segment, which includes the Company’s discount stores and Supercenters in the United States, had sales of $108,721,000,000, $95,395,000,000 and $83,820,000,000 for the three fiscal years ended January 31, 2000, 1999, and 1998, respectively. During the most recent fiscal year, no single discount store or Supercenter location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial

Page 4 of 25 (Form 10-K)

Statements incorporated by reference in Item 8 of Part II, found on page 19 of this annual report for additional information regarding our operating segments.

        General. The Company operates Wal-Mart discount stores in all 50 states. The average size of a discount store is approximately 94,800 square feet. Wal-Mart Supercenters are located in 34 states and the average size of a Supercenter is 181,300 square feet. The Supercenter prototypes range in size from 110,000 square feet to 241,000 square feet.

        Merchandise. Wal-Mart discount stores and the general merchandise area of the Supercenters are generally organized with 40 departments and offer a wide variety of merchandise, including apparel for women, girls, men, boys and infants. Each store also carries domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and accessories, cameras and supplies, health and beauty aids, pharmaceuticals and jewelry. In addition, the stores offer an assortment of grocery merchandise, with the grocery assortment in Supercenters being broader and including meat, produce, deli, bakery, dairy, frozen foods and dry grocery.

        Nationally advertised merchandise accounts for a majority of sales in the stores. The Company markets lines of merchandise under store brands including but not limited to "Sam’s American Choice", "One Source", "Great Value", "Ol’ Roy" and "Equate". The Company also markets lines of merchandise under licensed brands, some of which include "Faded Glory", "Kathie Lee", "White Stag", "Puritan", "Better Homes & Gardens", "Popular Mechanics", "Catalina", "McKids", and "Basic Equipment".

        During the fiscal year ended January 31, 2000, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Hardgoods	22
Softgoods/domestics	20
Grocery, candy and tobacco	18
Pharmaceuticals	10
Electronics	8
Sporting goods and toys	7
Health and beauty aids	7
Stationery	3
Shoes	2
Jewelry	2
One-hour photo	1
100%

        Operations. Hours of operation for nearly all Supercenters and an increasing number of discount stores are 24 hours each day. Hours of operation

Page 5 of 25 (Form 10-K)

for the remaining discount stores vary by location, but generally range from 7:00a.m. to 11:00 p.m., six days a week, and from 10:00 a.m. to 8:00 p.m. on Sundays. Wal-Mart discount stores and Supercenters maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores.

        Seasonal Aspects of Operations. The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter and the lowest volume occurs during its first fiscal quarter.

        Competition. Wal-Mart discount stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. The Company also competes with others for new store sites. As of January 31, 2000, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

        The Company’s competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company has many programs designed to meet the competitive pressures within its industry. These include the Company’s "Everyday Low Price", "Item Merchandising", "Store-Within-a-Store" and "Price Rollbacks" programs. Although the Company believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this influence will continue.

        Distribution. During fiscal 2000, approximately 83% of the Wal-Mart discount stores’ and Supercenters’ purchases were shipped from Wal-Mart’s 45 distribution centers, ten of which are grocery distribution centers, and two of which are import distribution centers. The balance of merchandise purchased was shipped directly to the stores from suppliers. The 45 distribution centers are located throughout the continental United States. Five distribution centers are located in each of Arkansas and Texas; three in each of South Carolina and New York; two in each of California, Florida, Georgia, Indiana, Mississippi, and Pennsylvania; and one in each of Alabama, Arizona, Colorado, Iowa, Illinois, Kansas, Kentucky, Michigan, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Utah, Virginia and Wisconsin.

SAM’S CLUB OPERATING SEGMENT

        The SAM’S Club segment, which includes the warehouse membership clubs in the United States, had sales of $24,801,000,000, $22,881,000,000 and $20,668,000,000 for the three fiscal years ended January 31, 2000, 1999, and 1998, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of

Page 6 of 25 (Form 10-K)

Part II found on page 19 of this annual report for additional information regarding our segments.

        General. The Company operates SAM’S Clubs in 48 states. The average size of a SAM’S Club is approximately 121,700 square feet, and club sizes generally range between 90,000 and 154,000 square feet of building area.

        Merchandise. SAM’S Clubs offer bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items, and selected items under the "Member's Mark" store brand. Generally each SAM’S Club also carries software, electronic goods, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments, which include bakery, meat and produce. In addition, some clubs offer one-hour photo, embroidery departments, pharmaceuticals, optical departments and gas stations.

        During the fiscal year ended January 31, 2000, sales in the clubs (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Food	32
Sundries	32
Hardlines	22
Service Businesses	8
Softlines	6
100%

       Operations. Operating hours vary among SAM’S Clubs, but they are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m. Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m.

        SAM’S Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "SAM’S Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Any credit extended to members under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as government and state employees and credit union members. In fiscal 2000, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. The annual membership fee for an individual member is $35 for the primary membership card with a spouse card available at no additional cost. During fiscal 2000, SAM’S Clubs launched an Elite Membership program which offers additional benefits such as long distance service, roadside assistance, internet access, home improvement, Telebank, business insurance and financial planning, auto brokering, pharmacy discounts, and entertainment savings guides to Elite Members. The annual membership fee for an Elite Member is $100.

Page 7 of 25 (Form 10-K)

        Seasonal Aspects of Operations. The SAM’S Club operating segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter and the lowest volume occurs during its first fiscal quarter.

        Competition. SAM’S Clubs compete with other warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. The Company also competes with others for new club sites. As of January 31, 2000, based on domestic U.S. net sales, the SAM’S Club segment ranked first among all warehouse clubs.

        Distribution. During fiscal 2000, approximately 57% of the SAM’S Club purchases were shipped from the Segment’s distribution facilities. The balance was shipped directly to the clubs location from suppliers. Operationally, the principal focus is on crossdocking product, while maintaining stored inventory is minimized. A combination of 6 Company owned and operated facilities and 19 third-party owned and operated facilities comprise the overall distribution structure for the SAM’s Club segment. Two of the Company owned and operated facilities are located in Texas with one located in each of Arkansas, Colorado, Minnesota and Indiana. Of the third party owned and operated facilities, two are located in each of Illinois, Ohio and Texas and one in each of Arizona, Arkansas, California, Florida, Georgia, Maryland, Michigan, Missouri, New Hampshire, Nevada, North Carolina, Pennsylvania and Washington.

INTERNATIONAL OPERATING SEGMENT

        The Company’s International Segment is comprised of wholly owned operations in Argentina, Canada, Germany, Korea, Puerto Rico and the United Kingdom; of operations through joint ventures in China; and of opertions through majority-owned subsidiaries in Brazil and Mexico. Sales for the three fiscal years ended January 31, 2000, 1999 and 1998, were $22,728,000,000, $12,247,000,000 and $7,517,000,000, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 19 of this annual report for additional information regarding our segments.

        General. Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Korea and Mexico; SAM’S Clubs in Brazil, China, Mexico, and Puerto Rico; Hypermarkets in Germany; Superamas (traditional supermarket), Bodegas (discount store), Aurreras (combination store), Suburbias (specialty department store) and Vips (restaurant) in Mexico and ASDA stores (combination grocery and apparel store) in the United Kingdom. In March 2000, the Company announced the sale of

Page 8 of 25 (Form 10-K)

all three of the Company’s SAM’S Clubs in Argentina. The sale is being made so that the Company can concentrate on expanding its Supercenter business within Argentina.

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

        Seasonal Aspects of Operations. The International operating segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

        Competition. The International operating segment competes with a variety of local, national and international chains in the discount, department, drug, variety, specialty and wholesale sectors of the retail market. The segment’s competitive position is determined, to a large extent, by its ability to offer its customers low prices on quality merchandise that offers exceptional value. In Supercenters, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

        Distribution. The International segment operates export consolidation facilities in Los Angeles, California; Jacksonville, Florida; Seattle, Washington; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. Distribution facilities are located in Argentina, Brazil, Canada, China, Germany, Puerto Rico, the United Kingdom and Mexico which process and distribte both imported and domestic product to the operating units. Operationally, the principal focus is on crossdocking product, while maintaining stored inventory is minimized. During fiscal 2000, approximately 80% of the International merchandise purchases flowed through these distribution facilities. The balance was shipped directly to the stores from suppliers. A combination of Company owned and operated facilities and third-party facilities comprises the overall distribution structure for International logistics.

Page 9 of 25 (Form 10-K)

OTHER

        The sales reported in the "Other" category included in Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 19 of this annual report, result from sales to third parties by McLane Company, Inc. (McLane). McLane is a wholly-owned wholesale distributor that sells its merchandise to a variety of retailers, primarily in the convenience store industry. McLane also services Wal-Mart discount stores, Supercenters and SAM’S Clubs. Sales to third parties for the three fiscal years ended January 31, 2000, 1999 and 1998 were $8,763,000,000, $7,111,000,000 and $5,953,000,000 respectively. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, general merchandise, health and beauty aids, toys and stationery.

        During fiscal 2000, McLane divested its food distribution centers and constructed one new grocery distribution center leaving 16 distribution centers from which its customers, including the Company, are served. The distribution centers are located in the continental United States with two located in each of California and Texas, and one each in Arizona, Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, New York, North Carolina, Virginia and Washington.

Employees (Associates).

As of January 31, 2000, the Company employed approximately 1,140,000 associates worldwide, with approximately 885,000 in the United States and 255,000 internationally. Most associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company’s productivity or profitability.

Page 10 of 25 (Form 10-K)

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE A TO ITEM 1 -
WAL-MART STORES SEGMENT STORE COUNT AND NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1995 THROUGH 2000

STORE COUNT
Fiscal Year Ended	Wal-Mart Discount stores				Wal-Mart Supercenters		Total
Jan 31,	Opened	Closed	Conversions (1)	Total	Opened	Total	Opened (2)	Closed	Ending Balance

Balance Forward				1,950		72			2,022
1995	109	5	69	1,985	75	147	115	5	2,132
1996	92	2	80	1,995	92	239	104	2	2,234
1997	59	2	92	1,960	105	344	72	2	2,304
1998	37	1	75	1,921	97	441	59	1	2,362
1999	37	1	88	1,869	123	564	72	1	2,433
2000	29	1	96	1,801	157	721	90	1	2,522

NET SQUARE FOOTAGE
Fiscal Year Ended	Wal-Mart Discount Stores		Wal-Mart Supercenters		Total
Jan 31	Net Additions	Total	Net Additions	Total	Net Additions	Total

Balance Forward		163,551,870		12,713,819		176,265,689
1995	10,109,978	173,661,848	14,087,725	26,801,544	24,197,703	200,463,392
1996	8,188,223	181,850,071	16,791,559	43,593,103	24,979,782	225,443,174
1997	(103,486)	181,746,585	19,661,948	63,255,051	19,558,462	245,001,636
1998	(2,411,149)	179,335,436	17,076,582	80,331,633	14,665,433	259,667,069
1999	(3,062,418)	176,273,018	21,892,838	102,224,471	18,830,420	278,497,489
2000	(5,486,901)	170,786,117	28,488,737	130,713,208	23,001,836	301,499,325

(1) Wal-Mart discount store locations relocated or expanded as Wal-Mart Supercenters.
(2) Total opened net of conversions of Wal-Mart discount stores to Wal-Mart Supercenters

Page 11 of 25 (Form 10-K)

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE B TO ITEM 1 -
SAM'S CLUB SEGMENT CLUB COUNT AND NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1995 THROUGH 2000

STORE COUNT
Fiscal Year Ended	SAM’S Clubs
Jan 31,	Opened	Closed	Total

Balance Forward			417
1995	21	12	426
1996	9	2	433
1997	9	6	436
1998	8	1	443
1999	8	0	451
2000	12	0	463

NET SQUARE FOOTAGE
Fiscal Year Ended	SAM’S Clubs
Jan 31,	Net Additions	Total

Balance Forward		50,374,682
1995	1,335,742	51,710,424
1996	825,020	52,535,444
1997	298,692	52,834,136
1998	716,150	53,550,286
1999	1,099,144	54,649,430
2000	1,701,478	56,350,908

Page 12 of 25 (Form 10-K)

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE C TO ITEM 1 - INTERNATIONAL SEGMENT UNIT COUNT
YEARS ENDED JANUARY 31, 1995 THROUGH 2000

STORE COUNT
Fisal Year Ended	Argentina			Brazil			Canada
	Wal-Mart Supercenters	SAM’S Clubs	Total	Wal-Mart Supercenters	SAM’S Clubs	Total	Wal-Mart Stores

1995	0	0	0	0	0	0	123
1996	1	2	3	2	3	5	131
1997	3	3	6	2	3	5	136
1998	6	3	9	5	3	8	144
1999	10	3	13	9	5	14	154
2000	10	3	13	9	5	14	166

STORE COUNT
Fisal Year Ended	China			Germany	Korea
	Wal-Mart Supercenters	SAM’S Clubs	Total	Hypermarkets	Wal-Mart Supercenters

1995	0	0	0	0	0
1996	0	0	0	0	0
1997	1	1	2	0	0
1998	2	1	3	21	0
1999	4	1	5	95	4
2000	5	1	6	95	5

STORE COUNT
Fisal Year Ended	Mexico				Puerto Rico			United Kingdom
	Wal-Mart Supercenters	SAM’S Clubs	Other*	Total	Wal-Mart Stores	SAM’S Clubs	Total	ASDA Stores

1995	11	22	0	33	5	2	7	0
1996	13	28	0	41	7	4	11	0
1997	18	28	0	46	7	4	11	0
1998	27	28	330	385	9	5	14	0
1999	27	31	358	416	9	6	15	0
2000	27	34	397	458	9	6	15	232

* At January 31, 2000, includes 36 Aurreras (combination stores), 68 Bodegas (discount stores), 51 Suburbias (specialty department stores), 38 Superamas (traditional supermarkets), and 204 Vips (restaurants).

Page 13 of 25 (Form 10-K)

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE C TO ITEM 1 - INTERNATIONAL NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1995 THROUGH 2000

NET SQUARE FOOTAGE
Fisal Year Ended	Argentina		Brazil		Canada
	Net Additions	Total	Net Additions	Total	Net Additions	Total

1995	0	0	0	0	14,606,880	14,606,880
1996	444,621	444,621	761,581	761,581	868,518	15,475,398
1997	625,369	1,069,990	0	761,581	578,508	16,053,906
1998	506,884	1,576,874	540,056	1,301,637	914,365	16,968,271
1999	663,986	2,240,860	914,618	2,216,255	981,261	17,949,532
2000	0	2,240,860	0	2,216,255	1,510,890	19,460,422

NET SQUARE FOOTAGE
Fisal Year Ended	China		Germany		Korea
	Net Additions	Total	Net Additions	Total	Net Additions	Total

1995	0	0	0	0	0	0
1996	0	0	0	0	0	0
1997	316,656	316,656	0	0	0	0
1998	145,558	462,214	2,449,369	2,449,369	0	0
1999	224,827	687,041	6,845,491	9,294,860	553,683	553,683
2000	125,150	812,191	0	9,294,860	71,042	624,725

NET SQUARE FOOTAGE
Fisal Year Ended	Mexico		Puerto Rico		United Kingdom
	Net Additions	Total	Net Additions	Total	Net Additions	Total

1995	3,718,910	4,970,473	266,279	835,186	0	0
1996	1,012,734	5,983,207	470,266	1,305,452	0	0
1997	1,032,603	7,015,810	0	1,305,452	0	0
1998	10,292,640	17,308,450	342,888	1,648,340	0	0
1999	714,459	18,022,909	100,250	1,748,590	0	0
2000	1,696,475	19,719,384	0	1,748,590	18,825,234	18,825,234

Page 14 of 25 (Form 10-K)

ITEM 2. PROPERTIES

        The number and location of domestic and international Wal-Mart discount stores, Supercenters and SAM’S Clubs is incorporated by reference to the table under the caption "Fiscal 2000 End of Year Store Counts" on page 6 of the Annual Report to Shareholders for the year ended January 31, 2000.

        The Company owns 1,352 of the properties on which domestic discount stores and Supercenters are located and 295 of the properties on which domestic SAM’S Clubs are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

        The remaining buildings in which its present domestic locations are located are either leased from a commercial property developer, leased pursuant to a sale/leaseback arrangement or leased from a local governmental entity through an industrial revenue bond transaction. All of the Company’s leases for its stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

        Domestically, the Company operated 45 Wal-Mart distribution facilities and 16 McLane distribution facilities as of January 31, 2000. These distribution facilities are primarily owned by the Company, and several are subject to mortgages granted to secure loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

        The Company owns office facilities in Bentonville, Arkansas that serve as the home office for the Company and an office facility in Temple, Texas which serves as the home office for McLane.

        Internationally, the Company has a combination of owned and leased properties in each country in which the operating units are located. The Company owns seven properties in Argentina, nine properties in Brazil, 11 properties in Canada, one property in China through joint venture, 19 properties in Germany, five properties in Korea, 186 properties in Mexico, two properties in Puerto Rico  and 83 properties in the Undited Kingdom in which the operating units are located, with the remaining units in each country being leased.

        The Company utilizes both owned and leased properties for office facilities in each country in which it conducts business.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings. Neither the Company nor any of its properties is subject to any material pending legal proceeding, other than routine litigation incidental to the Company’s business.

Page 15 of 25 (Form 10-K)

        The Company recently opened a Supercenter in Honesdale, Pennsylvania. In February of 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) that a subcontractor’s acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, Wal-Mart agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps will require Wal-Mart to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The Company has been reimbursed for these amounts by the contractor on the project.

        The United States Environmental Protection Agency (EPA) is threatening to bring suit against the Company and five of its contractors over alleged violations of a 1992 storm water permit issued with respect to various Wal-Mart development sites in Texas, New Mexico and Oklahoma. The EPA has presented the Company with penalty calculations of $5.6 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended January 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
S. Robson Walton	Chairman of the Board	1992	55
David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer	2000	64
H. Lee Scott, Jr.	President and Chief Executive Officer. Prior to January 2000, he served as Vice Chairman and Chief Operating Officer. Prior to January 1999, he served as President and Chief Executive Officer of Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Merchandising. Prior to October 1995, he served as Executive Vice President Logistics. Prior to that, he served as Senior Vice President- Logistics.	2000	51
Donald G. Soderquist	Senior Vice Chairman of the Board. Prior to January 1999, he served as Vice Chairman and Chief Operating Officer.	1999	66
Thomas M. Coughlin	Executive Vice President and President and Chief Executive Officer of Wal-Mart Stores Division. Prior to January 1999, he served as Executive Vice President and Chief Operating Officer of Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Store Operations. Prior to 1995, he served as Senior Vice President - Specialty Divisions.	1999	51
Thomas R. Grimm	Executive Vice President and President and Chief Executive Officer of SAM’S Club Division. Prior to October 1998, he was retired and served as a consultant to various organizations. Prior to June 1994, he served as President and Chief Executive Officer of Pace Membership Warehouse, a Division of K-Mart Corporation.	1998	55
John B. Menzer	Executive Vice President and President and Chief Executive Officer of Wal-Mart International Division. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer. Prior to September 1995, he served as President and Chief Operating Officer of Ben Franklin Retail Stores, Inc.	1999	49
Thomas M. Schoewe	Executive Vice President and Chief Financial Officer. Prior to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	47
James A. Walker, Jr.	Senior Vice President and Controller. Prior to 1995, he served as Vice President and Controller.	1995	53

Page 16 and 17 (Form 10-K)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to the information "Number of Shareholders" under the caption "11-Year Financial Summary" on pages 18 and 19, and all the information under the captions "Market Price of Common Stock", "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 41 of the Annual Report to Shareholders for the year ended January 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to all information under the caption "11-Year Financial Summary" on pages 18 and 19 of the Annual Report to Shareholders for the year ended January 31, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is furnished by incorporation by reference to all information under the caption "Management’s Discussion and Analysis" on pages 20 through 25 of the Annual Report to Shareholders for the year ended January 31, 2000.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information required by this item is furnished by incorporation by reference to all information under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 21 through 24 of the Annual

Page 18 of 25 (Form 10-K)

Report to Shareholders for the year ended January 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is furnished by incorporation by reference to all information under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders’ Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" on pages 26 through 40 of the Annual Report to Shareholders for the year ended January 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item with respect to the Company’s directors and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Nominees for Directors" on pages 2 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 2, 2000 (the "Proxy Statement"). The information required by this item with respect to the Company’s executive officers is included as Item 4A of Part I found on pages 16 through 18 of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Compensation of Directors" on page 4, "Compensation and Nominating Committee Report on Executive Compensation" on pages 6 through 9, and "Summary Compensation", "Option Grants In Last Fiscal Year", and "Option Exercises and Fiscal Year End Option Values" on pages 10 through 12 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Stock Ownership", subcaptions "Ownership of Major Shareholders" and "Holdings of Officers and Directors" on pages 13 through 15 of the Proxy Statement.

Page 19 of 25 (Form 10-K)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is furnished by incorporation by reference to all information under the caption "Related-Party Transactions with Wal-Mart" on page 6 of the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a) 1. & 2. Consolidated Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements, which appears on page 23 of this annual report, are incorporated by reference herein or filed as part of this Form 10-K.

    3.   Exhibits

The following documents are filed as exhibits to this Form 10-K:

3(a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the AnnualReport on Form 10-K of the Company for the year ended January 31, 1989, and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315).
3(b)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994.
4(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).
4(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).
4(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

Page 20 of 25 (Form 10-K)

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).
4(e)	Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).
4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).
+10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986.
+10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).
+10(c)	1986 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1987.
+10(d)	1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992.
+10(e)	1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993.
+10(f)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

     Page 21 of 25 (Form 10-K)

+10(g)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).
+10(h)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996.
+10(i)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1997.
+10(j)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.
+10(k)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.
+10(l)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 is filed herewith as an Exhibit to this Form 10-K.
+10(m)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 is filed herewith as an Exhibit to this Form 10-K.
*12	Statement re computation of ratios
*13	All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2000.
*21	List of the Company’s Subsidiaries
*23	Consent of Independent Auditors
*27	Financial Data Schedule

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

Page 22 of 25 (Form 10-K)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Report to Shareholders (page)
Covered by Report of Independent Auditors:
Consolidated Statements of Income for each of the three years in the period ended January 31, 2000	26
Consolidated Balance Sheets at January 31, 2000 and 1999	27
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended January 31, 2000	28
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2000	29
Notes to Consolidated Financial Statements, except Note 10	30-39
Not Covered by Report of Independent Auditors:
Note 10 - Quarterly Financial Data (Unaudited)	39

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

Page 23 of 25 (Form 10-K)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 15, 2000	/s/H. Lee Scott H. Lee Scott President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 15, 2000	/s/H. Lee Scott H. Lee Scott President and Chief Executive Officer
DATE: April 15, 2000	/s/S. Robson Walton S. Robson Walton Chairman of the Board
DATE: April 15, 2000	/s/David D. Glass David D. Glass Chairman, Executive Committee of the Board
DATE: April 15, 2000	/s/Donald G. Soderquist Donald G. Soderquist Senior Vice Chairman of the Board and Director
DATE: April 15, 2000	/s/Thomas M. Schoewe Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE: April 15, 2000	/s/James A. Walker, Jr. James A. Walker, Jr. Senior Vice President and Controller (Principal Accounting Officer)
Page 24 of 25 (Form 10-K)
DATE: April 15, 2000	/s/John A. Cooper, Jr. John A. Cooper, Jr. Director
DATE: April 15, 2000	_________________________ Stephen Friedman Director
DATE: April 15, 2000	/s/Stanley C. Gault Stanley C. Gault Director
DATE: April 15, 2000	_________________________ Roland A. Hernandez Director
DATE: April 15, 2000	_________________________ Frederick S. Humphries Director
DATE: April 15, 2000	/s/E. Stanley Kroenke E. Stanley Kroenke Director
DATE: April 15, 2000	/s/Elizabeth A. Sanders Elizabeth A. Sanders Director
DATE: April 15, 2000	/s/Jack C. Shewmaker Jack C. Shewmaker Director
DATE: April 15, 2000	/s/Paula Stern Paula Stern Director
DATE: April 15, 2000	/s/Jose H. Villarreal Jose H. Villarreal Director
DATE: April 15, 2000	_________________________ John T. Walton Director

Page 25 of 25 (Form 10-K)