Form 10-Q
period 2000-04-30
WAL MART STORES INC
filed 2000-06-08
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000.

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

Common Stock, $.10 Par Value – 4,464,876,693 shares as of April 30, 2000.

Page 1 of 15 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	April 30, 2000 (Unaudited)	January 31, 2000 (* Note)
Cash and cash equivalents	$ 1,360	$ 1,856
Receivables	1,265	1,341
Inventories	20,971	19,793
Prepaid expenses and other	1,505	1,366
Total current assets
	25,101	24,356

Property, plant and equipment, at cost	42,464	41,063
Less accumulated depreciation	8,563	8,224
Net property, plant and equipment
	33,901	32,839

Property under capital leases	4,288	4,285
Less accumulated amortization	1,195	1,155
Net property under capital leases
	3,093	3,130

Net goodwill and other acquired intangible assets	9,604	9,392
Other assets and deferred charges	664	632

Total assets
	$ 72,363	$ 70,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper	$ 4,759	$ 3,323
Accounts payable	13,160	13,105
Accrued liabilities	5,913	6,161
Other current liabilities	3,792	3,214
Total current liabilities
	27,624	25,803

Long-term debt	12,778	13,672
Long-term obligations under capital leases	2,928	3,002
Deferred income taxes and other	817	759
Minority interest	1,075	1,279

Common stock and capital in excess of par value	1,718	1,160
Retained earnings	26,004	25,129
Other accumulated comprehensive income	(581)	(455)
Total shareholders' equity
	27,141	25,834

Total liabilities and shareholders'   equity
	$ 72,363	$ 70,349

See accompanying notes to condensed consolidated financial statements.

*Note: The balance sheet at January 31, 2000, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 15 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLDIATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended April 30, 2000 1999
Revenues:
Net sales
	$42,985	$34,717
Other income - net
	462	412
	43,447	35,129
Costs and expenses:
Cost of sales
	33,665	27,241
Operating, selling and genenal   and administration expenses
	7,318	5,888
Interest costs:

  Debt
	263	127
  Capital leases
	67	64
	41,313	33,320
Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	2,134	1,809
Provision for income taxes	785	662

Income before minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	1,349	1,147

Minority interest and equity in unconsolidated subsidiaries	(23)	(33)

Income before cumulative effect of accounting change	1,326	1,114

Cumulative effect of accounting change, net of tax benefit of $119	-	(198)

Net income	$ 1,326	$ 916

Net income per common share:
Basic net income per common share

  Income before cumulative     effect of accounting change
	$ .30	$ .25
  Cumulative effect of accounting     change, net of tax
	-	( .04)
Net income per common share
	$ .30	$ .21
Average number of common shares
	4,457	4,449

Diluted net income per common share

  Income before cumulative effect     of accounting change
	$ .30	$ .25
  Cumulative effect of accounting     change, net of tax
	-	( .04)
Net income per common share
	$ .30	$ .20
Average number of common shares
	4,478	4,472

Dividends per share	$ .0600	$ .0500

See accompanying notes to condensed consolidated financial statements.

Pages 3 & 4 of 15 (Form 10-Q)

WAL-MART STORE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Three Months Ended April 30, 2000 1999
Cash flows from operating activities:
Net income
	$ 1,326	$ 916

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization
	656	530
  Cumulative effect of accounting     change, net of tax
	-	198
  Increase in inventories
	(1,217)	(1,073)
  Increase in accounts payable
	69	1,005
  Other
	47	(30)
Net cash provided by operating activities	881	1,546

Cash flows from investing activities:
Payments for property, plant &   equipment
	(1,730)	(1,110)
Investments in international   operations
	(617)	-
Other investing activities
	28	28
Net cash used in investing activities	(2,319)	(1,082)

Cash flows from financing activities:
Increase in commercial paper
	446	-
Dividends paid
	(267)	(222)
Payment of long-term debt
	(729)	(39)
Proceeds from issuance of long-term   debt
	997	-
Purchase of Company Stock
	(193)	(9)
Proceeds from issuance of Company   Stock
	582	-
Other financing activities
	106	(106)
Net cash provided by (used in) financing activities	942	(376)
Net increase (decrease) in cash and cash equivalents	(496)	88
Cash and cash equivalents at beginning of year	1,856	1,879
Cash and cash equivalents at end of period	$ 1,360	$ 1,967

Supplemental disclosure of cash flow information:

Income taxes paid	$ 361	$ 418
Interest paid	424	179
Capital lease obligations incurred	41	197
Property, plant and equipment acquired with debt	-	42

See accompanying notes to condensed consolidated financial statements.

Page 5 of 15 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of April 30, 2000, and the related condensed consolidated statements of income for the three month periods ended April 30, 2000, and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2000, and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Other than the restatement for the accounting change that was recorded in the first quarter of fiscal 2000, the adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 2000.

NOTE 2. Net Income Per Share

    Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding shares reduced by the dilutive effect of stock options (21 million and 29 million shares for the for the quarters ended April 30, 2000 and 1999, respectively).

NOTE 3. Inventories

    The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the FIFO method of accounting had been used domestically by the Company, inventories at April 30, 2000, would have been $388 million higher than reported, which is an increase in the LIFO reserve of $10 million from January 31, 2000. If the FIFO method had been used at April 30, 1999, inventories would have been $453 million higher than reported, which is a decrease in the LIFO reserve of $20 million from January 31, 1999.

NOTE 4. Segments

    The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for

Page 6 of 15 (Form 10-Q)

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

Net sales by operating segment were as follows (in millions):
	Three Months Ended April 30, 2000 1999

Wal-Mart Stores	$27,540	$23,926
Sam's Club	6,079	5,580
International	7,197	3,291
Other	2,169	1,920

Total Net Sales	$42,985	$34,717

Operating profit and reconciliation to income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change are as follows (in millions):
	Three Months Ended April 30, 2000 1999

Wal-Mart Stores	$ 2,160	$ 1,797
Sam's Club	189	171
International	149	62
Other	(34)	(30)

Operating profit	2,464	2,000

Interest expense	330	191

Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	$ 2,134	$ 1,809

April 30, 1999 segment operating profit information has been reclassified to conform to current year presentation. For this reclassification, certain intercompany operating profits and corporate expenses have been moved from the other category to the operating segments.

Page 7 of 15 (Form 10-Q)

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

    Comprehensive income was $1,200 million and $944 million for the quarters ended April 30, 2000 and 1999, respectively.

NOTE 6. Acquisition of Additional Interest in Wal-Mart de Mexico

    On April 19, 2000, the Company purchased 271.3 million shares of stock in Wal-Mart de Mexico S.A. de C.V. (formerly Cifra S.A. de C.V.) at a total cash cost of $587 million. This transaction increased the Company’s ownership percentage by approximately 6% and resulted in goodwill of $422 million, which is being amortized over a 40-year life. In a separate transaction on April 19, 2000, the Company also issued 10.8 million shares of its common stock to two private investors and received proceeds of $582 million. These proceeds were used to replenish operating cash, which was reduced as a result of our purchase of Wal-Mart de Mexico stock described above.

NOTE 7. Accounting Changes

    In fiscal 2000 the Company changed its method of accounting for Sam’s membership fee revenue both domestically and internationally. Previously the Company had recognized membership fee revenues when received. Under the new accounting method the Company recognizes membership fee revenues over the term of the membership, which is 12 months. The Company recorded a non-cash charge of $198 million (after reduction for income taxes of $119 million), or $.04 per share to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. The comparative financial statements presented in this Form 10-Q reflect the effects of the accounting change required by SAB 101.

    An additional requirement of SAB 101 is that layaway transactions be recognized upon delivery of the merchandise to the customer rather than at the time that the merchandise was placed on layaway. The Company offers a layaway program, which allows customers to purchase certain items and make payments on these purchases over a specific period. Until the first quarter of fiscal 2001, the Company recognized revenues from these layaway transactions at the time that the merchandise was placed on layaway. During the first quarter of fiscal 2001, the Company changed its accounting method for layaway transactions so that the revenue from these transactions is not recognized until the customer satisfies all payment obligations and takes possession of the merchandise. The impact of this accounting change was not material, impacting earnings per share by less than $0.01 in this first quarter of fiscal 2001. Since layaway transactions are a small portion of the Company’s revenue, the Company does not anticipate that this accounting change will have a material impact on the results for the fiscal year. However, due to the seasonality of the retail industry, the accounting change will result in a shift of revenues and earnings between quarters, especially from the third quarter into the fourth quarter of the fiscal year. Due to the de minimis impact of this accounting change, prior fiscal year quarters have not been restated.

Page 8 of 15 (Form 10-Q)

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

    The Company had a 23.8% sales increase for the quarter ended April 30, 2000, when compared to the same quarter in fiscal 2000. The sales increase was attributable to the Company’s expansion program in the Wal-Mart stores, Sam’s Clubs and International segments, and a domestic comparative store sales increase of 9.1%. This comparative store sales increase is comprised of a 9.6% increase for the Wal-Mart stores and a 7.0% increase for the Sam’s Clubs. The Company’s operating results for the first quarter ended April 30, 2000 increased $454 million due to domestic growth, margin improvements and the ASDA acquisition. This is the result of the timing of the Company’s acquisition of the ASDA Group PLC. (ASDA), which was completed during the third quarter of the Company’s fiscal year ended January 31, 2000.

    Domestic expansion activity during the first three months of fiscal 2001 included the addition of seven new Wal-Mart stores, the conversion of 24 Wal-Mart stores into Supercenters, and the addition of eight new Supercenters and two new Sam’s Clubs. International expansion during the first three months of fiscal 2001 included the addition of two units in Brazil, two units in China, two units in Mexico and four units in the United Kingdom. Additionally, in March 2000, the Company announced the sale of all three of the Company’s Sam’s Clubs in Argentina. The sale is being made so that the Company can concentrate on expanding its Supercenter business within Argentina.

    At April 30, 2000, the Company had 1,784 Wal-Mart stores, 753 Supercenters, and 465 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(10), Brazil(16), Canada(166), Germany(95), Korea(5), Mexico(460), Puerto Rico(15) and the United Kingdom (236) and under joint venture agreements in China(8) . At April 30, 1999, the Company had 1,857 Wal-Mart stores, 591 Supercenters, and 453 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(154), Germany(95), Mexico(423), and Puerto Rico(15), and under joint venture agreements in China(6) and Korea (4).

    The International segment had a 118.7% sales increase for the quarter ended April 30, 2000. This increase was due principally to the acquisition of ASDA, which was completed in the third quarter of fiscal 2000. Disregarding the ASDA results for the three months ended April 30, 2000, the International segment sales increase was 17.5%.

    International sales accounted for 16.7% of total Company sales in the first quarter of fiscal 2001, compared with 9.5% during the same period in fiscal 2000. Sam’s Clubs sales as a percentage of total Company sales fell from 16.1% for the quarter ended April 30, 1999, to 14.1% for the quarter ended April 30, 2000, largely as a result of more rapid growth of sales in the International segment due to the ASDA acquisition.

Page 9 of 15 (Form 10-Q)

    The Company’s gross profit as a percentage of sales increased from 21.53% in the first quarter of fiscal 2000 to 21.68% during the first quarter of fiscal 2001. The improvements in gross profit occurred despite acceleration of the Company’s price rollback program and with significant growth in the lower margin food business. As the Sam’s Clubs segment comprises a lower percentage of consolidated Company sales, the gross profit stated as a percentage of sales for the Company as a whole, is positively affected since its contribution to gross profit is a lower percentage than that of the Wal-Mart and International operating segments. Additionally, markdowns and shrinkage for the first quarter of fiscal 2001 were down as a percentage of sales when compared with the same period in fiscal 2000.

    Operating, selling, general and administrative expenses increased as a percentage of sales from 16.96% during the first quarter of fiscal 2000 to 17.02% for the first quarter of fiscal 2001. The increase in expenses was primarily due to the change in percentages of the total volume generated by the Sam’s Club and International segments. The volume generated by the Sam’s Club segment, which has lower expenses as a percentage of sales, decreased as a proportion of the total volume and the percentage of total volume generated by the International segment, which has higher expenses as a percentage of sales, increased.

    The International segment’s operating profit increased from $62 million in the first quarter of fiscal 2000 to $149 million for the first quarter of fiscal 2001. As noted above, the increase for the first quarter of fiscal 2001 is primarily due to the inclusion of the operating results of ASDA.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $881 million for the first quarter of fiscal 2001, compared with $1,546 million for the comparable period in fiscal 2000. Operating cash flow was down for the three months ended April 30, 2000, primarily due to a smaller increase of $69 million in accounts payable compared with an increase in accounts payable of $1,005 million in fiscal 2000. This decrease was slightly mitigated by the addition of $1,217 million in inventory compared with an increase in inventory of $1,073 million in the comparable period in fiscal 2000.

    Cash and cash equivalents decreased by 31%, or $607 million, when compared with the end of the same period in fiscal 2000. During the first three months of fiscal 2001, the Company paid $193 million to repurchase its common stock, issued common stock for proceeds of $582 million, paid dividends of $267 million, invested $1,730 million in capital expenditures and paid $587 million for an additional interest in Wal-Mart de Mexico SA de CV.

Page 10 of 15 (Form 10-Q)

    On April 19, 2000, the Company sold to two private offshore investors for cash, 10,810,837 shares of its common stock, $0.10 par value per share (the "Common Stock"), for an aggregate price of $582 million. The Company sold the shares of common stock to such purchasers in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The sales were not underwritten, and the Company paid no commissions or discounts in connection with those sales. The Company used the proceeds of the sales to replenish its operating cash, which was reduced as a result of its purchase earlier on April 19, 2000, of a block of class V common shares of its subsidiary, Wal-Mart de Mexico, S.A. de C.V., over the Mexican Stock Exchange.

    At April 30, 2000, the Company had total assets of $72,363 million compared with total assets of $70,349 million at January 31, 2000. Working capital deficit at April 30, 2000, was $2,523 million, an increase of $1,076 million from $1,447 million at January 31, 2000. The ratio of current assets to current liabilities was 0.9 to 1.0, at April 30, 2000 and January 31, 2000 and 1.2 to 1.0 at April 30, 1999.

    In March 2000, the Company announced an increase in its annual dividend by 20% to $.24 per share. This marks the twenty-eighth consecutive yearly increase in dividends.

    At April 30, 2000, the Company had $500 million of outstanding debt with imbedded call and put options. In June 2000, the call option was exercised and all of the outstanding bonds were purchased from the bondholders. The bonds were then remarketed. The remarketed bonds are due June 2018, bear interest at an initial rate of 5.955% and will be subject to annual put/call options which can be exercised every June 1. The interest rate will be reset as a fixed rate every June 1 through June 2017. The Company received no proceeds from the resale of the bonds and will continue to pay the interest on the bonds annually each June.

    The Company anticipates generating sufficient operating cash flow to pay the increased dividend and to fund all capital expenditures. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of an excellent credit rating and favorable experiences in the debt market in the recent past. After consideration of callable debt discussed above, the Company has the ability to sell up to $3.0 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission.

Market Risk

    Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s market risks at April 30, 2000 are similar to those disclosed in the Company’s Form 10-K for the year ended January 31, 2000, however, the Company has increased the notional amount of cross currency swaps by $1 billion during the first quarter of fiscal 2001. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 21 through 24 of the Annual Report to Shareholders for the year ended January 31, 2000, is hereby incorporated by reference.

Page 11 of 15 (Form 10-Q)

Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company beginning February 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of Statement No. 133.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

    FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Year 2000 Issue

    The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter, or year end. The Company did not experience any such problems with the financial closing for the first quarter of fiscal 2001 and believes that the possibility of any such problems occurring in the future is unlikely and that should they occur, they would be minor and correctable. In addition, the Company could still be negatively affected if its suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its suppliers.

Page 12 of 15 (Form 10-Q)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

    During the first quarter of fiscal 2001, the State of Connecticut filed suit against the Company for various violations of state environmental laws alleging the Company failed to adequately permit and or maintain records relating to storm water management practices at 12 stores. The Company will vigorously defend against these allegations.

Item 2. Changes in Securities and Use of Proceeds.

    As noted in "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources", on April 19, 2000, the Company sold 10,810,837 shares of its Common Stock. The shares were sold to two private offshore investors for cash and for an aggregate price of $582,450,449. The shares were sold to those investors in reliance on the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act. The offer and sale of the shares was made in negotiated transactions that did not involve any public solicitation or advertising of the offer of the shares. The Company offered and sold the shares only to sophisticated investors who could evaluate the merits and risks of an investment in shares of the Common Stock. The Company put into place the usual restrictive legends on the share certificates and those other precautions to prevent the resale or other disposition of the shares except pursuant to an effective registration statement or an available exemption from the registration requirements of the Securities Act. The offer and sale of those shares was not underwritten, and no underwriting discounts or commissions were paid by the Company in connection with the offer and sale of those shares.

Page 13 of 15 (Form 10-Q)

Item 5. Other Information

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management’s Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, Year 2000 issues, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company’s filings with the United States Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Item 6. Exhibits and Reports on Form 8-K

(a) The following document is filed as an exhibit to this
        Form 10-Q:

Exhibit 12 – Statement Re Computation of Fixed
Charges

Exhibit 27 - Financial Data Schedule

(b)         Reports on Form 8-K.

Report on Form 8-K, dated February 3, 2000, with respect to the Company’s February 3, 2000 press release announcing its approximate net sales for the fiscal year ended January 31, 2000 and the four-week period ended January 28, 2000. The press release also discussed a change in accounting principle made by the Company in the last fiscal year in response to the issuance of a new Securities and Exchange Commission Staff Accounting Bulletin regarding revenue recognition.

Page 14 of 15 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: May 7, 2000	/s/ H. Lee Scott H. Lee Scott President and Chief Executive Officer

Date: May 7, 2000	/s/ Thomas M. Schoewe Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Page 15 of 15 (Form 10-Q)