Form 10-Q
period 2000-07-31
WAL MART STORES INC
filed 2000-08-25
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000.

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

Common Stock, $.10 Par Value – 4,466,335,662 shares as of July 31, 2000.

Page 1 of 16 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	July 31, 2000 (Unaudited)	January 31, 2000 (*Note)

Cash and cash equivalents	$ 1,310	$ 1,856
Receivables	1,249	1,341
Inventories	21,093	19,793
Prepaid expenses and other	1,593	1,366
Total current assets
	25,245	24,356

Property, plant and equipment, at cost	43,937	41,063
Less accumulated depreciation	9,048	8,224
Net property, plant and equipment
	34,889	32,839

Property under capital leases	4,342	4,285
Less accumulated amortization	1,227	1,155
Net property under capital leases
	3,115	3,130

Net goodwill and other acquired intangible assets	9,265	9,392
Other assets and deferred charges	893	632

Total assets
	$ 73,407	$ 70,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 5,940	$ 3,323
Accounts payable	12,634	13,105
Accrued liabilities	5,806	6,161
Other current liabilities	2,356	3,214
Total current liabilities
	26,736	25,803

Long-term debt	13,716	13,672
Long-term obligations under capital leases	2,968	3,002
Deferred income taxes and other	811	759
Minority interest	1,080	1,279

Common stock and capital in excess of par value	1,717	1,160
Retained earnings	27,333	25,129
Other accumulated comprehensive income	(954)	(455)
Total shareholders' equity
	28,096	25,834

Total liabilities and shareholders'   Equity
	$ 73,407	$ 70,349

See accompanying notes to condensed consolidated financial statements.

* Note: The balance sheet at January 31, 2000, has been derived from the audited financial statements at that date, and
        condensed.

Page 2 of 16 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended July 31, 2000 1999		Six Months Ended July 31, 2000 1999
Revenues:
Net Sales	$ 46,112	$ 38,470	$ 89,097	$ 73,187
Other income - net	476	443	938	855
	46,588	38,913	90,035	74,042
Costs and expenses:
Cost of sales	36,044	30,123	69,709	57,364
Operating, selling and general and administrative expenses	7,625	6,573	14,943	12,461
Interest costs:
Debt	273	125	536	252
Capital leases	71	66	138	130
	44,013	36,887	85,326	70,207
Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	2,575	2,026	4,709	3,835
Provision for income taxes	948	741	1,733	1,403

Income before minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	1,627	1,285	2,976	2,432

Minority interest and equity in unconsolidated subsidiaries	(31)	(34)	(54)	(67)

Income before cumulative effect of accounting change	1,596	1,251	2,922	2,365

Cumulative effect of accounting change, net of tax benefit of $119	-	-	-	(198)

Net income	$ 1,596	$ 1,251	$ 2,922	$ 2,167

Net income per common share:
Basic net income per common share
Income before cumulative effect of accounting change	$ 0.36	$ 0.28	$ 0.66	$ 0.53
Cumulative effect of accounting change, net of tax	$ -	$ -	$ -	$ (0.04)
Net income per common share	$ 0.36	$ 0.28	$ 0.66	$ 0.49
Average number of common shares	4,465	4,450	4,460	4,451

Dilutive net income per common share
Income before cumulative effect of accounting change	$ 0.36	$ 0.28	$ 0.65	$ 0.53
Cumulative effect of accounting change, net of tax	$ -	$ -	$ -	$ (0.04)
Net income per common share	$ 0.36	$ 0.28	$ 0.65	$ 0.48
Average number of common shares	4,487	4,473	4,482	4,475

Dividends per share	$ 0.0600	$ 0.0500	$ 0.1200	$ 0.1000

See accompanying notes condensed consolidated financial statements.

Page 3 of 16 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Six Months Ended July 31, 2000 1999
Cash flows from operating activities:
Net income	$ 2,922	$ 2,167

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,331	1,056
Cumulative effect of accounting change (net of tax)	-	198
Increase in inventories	(1,413)	(1,126)
Increase (decrease) in accounts payable	(336)	914
Other	(461)	(491)
Net cash provided by operating activities	2,043	2,718

Cash flows from investing activities:
Payments for property, plant & equipment	(3,724)	(2,351)
Investment in international operations	(617)	(2,848)
Other investing activities	95	119
Net cash used in investing activities	(4,246)	(5,080)

Cash flows from financing activities:
Increase in commercial paper	2,127	2,991
Proceeds from issuance of long-term debt	1,017	-
Dividends paid	(534)	(445)
Payment of long-term debt	(1,294)	(321)
Purchase of Company stock	(193)	(101)
Proceeds from issuance of common stock	582	-
Other financing activities	(48)	(133)
Net cash provided by financing activities	1,657	1,991

Net decrease in cash and cash equivalents	(546)	(371)

Cash and cash equivalents at beginning of year	1,856	1,879

Cash and cash equivalents at end of period	$ 1,310	$ 1,508

Supplemental disclosure of cash flow information:

Income taxes paid	$ 1,717	$ 607
Interest paid	703	395
Obligation for ASDA shares tendered	-	6,406
Capital lease obligations incurred	195	195
Property, plant and equipment acquired with debt	-	42

See accompanying notes to condensed consolidated financial statements.

Page 4 of 16 (Form 10 Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of July 31, 2000, and the related condensed consolidated statements of income for the three and six month periods ended July 31, 2000, and 1999, and the condensed consolidated statements of cash flows for the six month periods ended July 31, 2000, and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

    Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options (22 million and 23 million shares for the quarters ended July 31, 2000 and 1999, and 22 million and 24 million for the six months periods ended July 31, 2000 and 1999, respectively).

NOTE 3. Inventories

    The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at July 31, 2000, would have been $398 million higher than reported, which is an increase in the LIFO reserve of $20 million from January 31, 2000, and an increase of $10 million from April 30, 2000. If the FIFO method had been used at July 31, 1999, inventories would have been $433 million higher than reported, a decrease in the LIFO reserve of $40 million from January 31, 1999, and a decrease of $20 million from April 30, 1999.

Page 5 of 16 (Form 10-Q)

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

Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31, 2000 1999		Six Months Ended July 31, 2000 1999

Wal-Mart Stores	$ 29,647	$ 26,614	$ 57,187	$ 50,540
Sam's Club	6,665	6,156	12,744	11,736
International	7,404	3,682	14,601	6,973
Other	2,396	2,018	4,565	3,938

Total Net Sales	$ 46,112	$ 38,470	$ 89,097	$ 73,187

Operating profit and reconciliation to income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change are as follows (in millions):

	Three Months Ended July 31, 2000 1999		Six Months Ended July 31, 2000 1999

Wal-Mart Stores	$ 2,560	$ 2,187	$ 4,720	$ 3,984
Sam's Club	240	214	429	385
International	232	113	381	175
Other	(113)	(297)	(147)	(327)

Operating profit	$ 2,919	$ 2,217	$ 5,383	$ 4,217

Interest expense	344	191	674	382

Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	$ 2,575	$ 2,026	$ 4,709	$ 3,835

Page 6 of 16 (Form 10-Q)

    Operating profit information for the three and six months ended July 31, 1999, has been reclassified to conform to current year presentation. For this reclassification, certain intercompany operating profits and corporate expenses have been moved from the other category to the operating segments.

NOTE 5. Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

    Comprehensive income was $1,223 million and $1,247 million for the quarters ended July 31, 2000 and 1999, respectively and was $2,423 million and $2,191 million for the six months ended July 31, 2000 and 1999, respectively.

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

NOTE 7. Accounting Changes

    In fiscal 2000, the Company changed its method of accounting for Sam’s membership fee revenue both domestically and internationally. Previously, the Company had recognized membership fee revenues when received. Under the new accounting method, the Company recognizes membership fee revenues over the term of the membership, which is 12 months. The Company recorded a non-cash charge of $198 million (after reduction for income taxes of $119 million), or $.04 per share to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. The comparative financial statements presented in this Form 10-Q reflect the effects of the accounting change required by SAB 101.

    An additional requirement of SAB 101 is that layaway transactions be recognized upon delivery of the merchandise to the customer rather than at the time that the merchandise is placed on layaway. The Company offers a layaway program that allows customers to purchase certain items and make payments on these purchases over a specific period. Until the first quarter of fiscal 2001, the Company recognized revenues from these layaway transactions at the time that the merchandise was placed on layaway. During the first quarter of fiscal 2001, the Company changed its accounting method for layaway transactions so that the revenue from these

Page 7 of 16 (Form 10-Q)

transactions is not recognized until the customer satisfies all payment obligations and takes possession of the merchandise. The impact of this accounting change was not material and did not impact earnings per share in the second quarter of fiscal 2001. Since layaway transactions are a small portion of the Company’s revenue, the Company does not anticipate that this accounting change will have a material impact on the results for the fiscal year. However, due to the seasonality of the retail industry, the accounting change will result in a shift of revenues and earnings between quarters, especially from the third quarter into the fourth quarter of the fiscal year. Due to the de minimis impact of this accounting change, prior fiscal year quarters have not been restated.

NOTE 8. Subsequent Event

    In August 2000, the Company sold notes totaling $500 million. These notes bear interest at 6.875% and will be due in August 2002. Additionally in August 2000, the Company entered into an interest rate swap agreement whereby it will receive a fixed rate of 6.875% and will pay a floating rate which will be reset monthly based on the LIBOR. The proceeds from the sale of these notes were used to reduce the short-term commercial paper debt incurred to retire long-term indebtedness that matured in June 2000. Therefore, the Company classified $499 million of commercial paper as long-term debt on the July 31, 2000 balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition
        and Results of Operations

Results of Operations

    The Company had 20% and 22% sales increases for the quarter and the six months ended July 31, 2000, respectively, when compared to the same periods in fiscal 2000. These sales increases were attributable to the Company’s domestic and international expansion programs and domestic comparative store sales increases of 5.4% and 7.2% for the quarter and the six months ended July 31, 2000, respectively. These comparative store sales increases for the Wal-Mart stores segment were 5.2% and 7.3% for the quarter and six months ended July 31, 2000, respectively. For the Sam’s Clubs segment the comparative sales increases were 6.0% and 6.5% for the quarter and six months ended July 31, 2000, respectively.

    Domestic expansion activity during the first six months of fiscal 2001 included the addition of 13 new Wal-Mart stores, 27 new Supercenters, four new Sam’s Clubs and the conversion of 48 Wal-Mart stores to Supercenters. International expansion during the first six months of fiscal 2001 included the addition of two units in Brazil, two units in China, 15 units in Mexico and eight units in the United Kingdom, including the Company’s first Supercenter in the United Kingdom.

    At July 31, 2000, the Company had 1,766 Wal-Mart stores, 796 Supercenters, and 466 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(10), Brazil(16), Canada(166), Germany(95), Korea (5), Mexico(473), Puerto Rico(15), the United Kingdom
(240) and under joint venture agreements in China (8). At July 31, 1999, the Company had 1,835 Wal-Mart stores, 622 Supercenters, and 453 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(155), Germany(95), Mexico(433) and Puerto Rico(15) and under joint venture agreements in China(6) and Korea (5).

Page 8 of 16 (Form 10-Q)

    The Wal-Mart Stores segment had 11.4% and 13.2% sales increases for the quarter and six months ended July 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due to continued expansion activities within the segment and sales increases in comparable stores. The Wal-Mart Stores segment sales as a percentage of total Company sales decreased from 69.2% and 69.1% in the quarter and six months ended July 31, 1999, to 64.3% and 64.2% for the quarter and six months ended July 31, 2000, respectively. This decrease is a result of international sales growth resulting from the ASDA Group PLC (ASDA) acquisition which was completed in the third quarter of fiscal 2000.

    The Sam’s Clubs segment had 8.3% and 8.6% sales increases for the quarter and six months ended July 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due to continued expansion activities within the segment and sales increases in comparable clubs. Sam’s Clubs sales as a percentage of total Company sales fell from 16.0% in each of the quarter and six months ended July 31, 1999, to 14.5% and 14.3% for the quarter and six months ended July 31, 2000, respectively. This decrease is largely as a result of the ASDA acquisition and more units being added in other segments.

    The International segment had 101.1% and 109.4% sales increases for the quarter and six months ended July 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due principally to expansion activities which included the acquisition of ASDA, which was completed in the third quarter of fiscal 2000. Disregarding the ASDA results, the International segment sales increase was 12.6% and 14.9% for the quarter and six months ended July 31, 2000, respectively. International sales accounted for 16.1% and 16.4% of total Company sales in the quarter and first six months of fiscal 2001, respectively, compared with 9.6% and 9.5% during the same periods in fiscal 2000.

    The Company’s gross profit as a percentage of sales increased from 21.7% in the second quarter of fiscal 2000 to 21.8% during the second quarter of fiscal 2001. For the six-month period ended July 31, 2000, gross profit as a percentage of sales was 21.8%, up from 21.6% in last year’s comparable period. The improvements in gross profit occurred despite the continuation of the Company’s price rollback program and with significant growth in the lower margin food business. The Sam’s Clubs segment comprises a lower percentage of consolidated Company sales. As a result, the gross profit stated as a percentage of sales for the Company as a whole, is positively impacted since Sam’s Clubs contribution to gross profit is a lower percentage than that of the Wal-Mart and International operating segments. Additionally, markdowns and shrinkage

Page 9 of 16 (Form 10-Q)

for the quarter and first six months of fiscal 2001 were down as a percentage of sales when compared to the same period in fiscal 2000.

    Operating, selling, general and administrative expenses, as a percentage of sales, were 16.5% for the second quarter of fiscal 2001, down from 17.1% in the corresponding period last year and 16.8% compared with 17.0% for the six-month period. Expenses for the quarter and six-month period in fiscal 2000 were impacted by the May 16, 1999, settlement of a lawsuit, which resulted in a charge in the second quarter of fiscal 2000. Disregarding the charge taken in connection with this settlement, expenses would have increased by 8 basis points and 7 basis points, as a percentage of sales, for the quarter and six-month period ended July 31, 2000, respectively. Expenses as a percentage of sales are negatively affected in the consolidated results due to the change in percentages of the total volume generated by Sam’s Club and the International segments. The volume generated by the Sam’s club segment, which has lower expenses as a percent of sales, decreased as a proportion of the total volume and the percentage of the total volume generated by the International segment, which has higher expenses as a percent of sales, increased.

    Expenses as a percent of sales for the Wal-Mart stores segment were largely unchanged from the prior year second quarter and six month periods. The Sam’s Clubs segment experienced a slight decrease in expenses as a percent of sales when comparing the second quarter to the same period last year, and a slight increase when comparing the six month periods.

    The International segment’s operating profit increased from $113 million in the second quarter of fiscal 2000 to $232 million for the second quarter of fiscal 2001. Operating profit increased $206 million for the six-month period ended July 31, 2000 when compared to the same period of the previous year. This increase is due to the inclusion of the operating results of ASDA in the three and six month periods ending July 31, 2000, which are not included in comparable periods in fiscal 2000. Partially offsetting the increase caused by the ASDA acquisition are the negative impacts of store remodeling costs, start-up costs for a new distribution system, excess inventory and transition related expenses in the Company’s German units.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $2.0 billion for the first six-months of fiscal 2001, compared with $2.7 billion for the comparable period in fiscal 2000. Operating cash flow was down for the six-months ended July 31, 2000, primarily due to a decrease of $336 million in accounts payable compared with an increase in accounts payable of $914 million in fiscal 2000 and the addition of $1.4 billion in inventory compared with an increase in inventory of $1.1 billion in the comparable period in fiscal 2000.

    Cash and cash equivalents decreased by 13%, or $198 million, when compared with the end of the same period in fiscal 2000. During the first six months of fiscal 2001, the Company paid $193 million to repurchase

Page 10 of 16 (Form 10-Q)

its common stock, issued common stock for proceeds of $582 million, paid dividends of $534 million, invested $3,724 million in capital expenditures and paid $617 million for additional interests in its Korean subsidiary and in Wal-Mart de Mexico SA de CV. Additionally, during the six-months ended July 31, 2000, the Company increased its commercial paper borrowings by $2.1 billion and received proceeds from the issuance of long-term debt in the amount of $1 billion. The Company made scheduled payments of long-term debt totaling $1.3 billion during the first half of fiscal 2001.

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

    At July 31, 2000, the Company had total assets of $73,407 million compared with total assets of $70,349 million at January 31, 2000. Working capital deficit at July 31, was $1,491 million, an increase of $44 million from $1,447 million at January 31, 2000. The ratio of current assets to current liabilities was 0.9 to 1.0, at July 31, 2000, January 31, 2000 and July 31, 1999.

    In June 2000, the call option on $500 million of outstanding debt with imbedded call and put options was exercised and all of the outstanding bonds were purchased from the bondholders. The bonds were then remarketed. The remarketed bonds are due June 2018, bear interest at an initial rate of 5.955% and will be subject to annual put/call options which can be exercised every June 1. The interest rate, if the bonds are not put to the Company, will be reset as a fixed rate every June 1 through June 2017. The Company received no proceeds from the resale of the bonds and will continue to pay the interest on the bonds annually each June.

    In August 2000, the Company sold notes totaling $500 million. These notes bear interest at 6.875% and will be due in August 2002. Additionally in August 2000, the Company entered into an interest rate swap agreement whereby it will receive a fixed rate of 6.875% and will pay a floating rate which will be reset monthly based on the LIBOR. The proceeds from the sale of these notes were used to reduce the short-term commercial paper debt incurred to retire long-term indebtedness that matured in June 2000. Therefore, the Company classified $499 million of commercial paper as long-term debt in the July 31, 2000 balance sheet.

    The Company anticipates generating sufficient operating cash flow to pay dividends, to fund all capital expenditures, and to repay the commercial paper and short-term borrowings. The Company plans to refinance existing long-term debt as it matures and may desire to obtain

Page 11 of 16 (Form 10-Q)

additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. After the August debt issuance the Company has a shelf registration under which it can sell up to $2.5 billion of additional debt securities in the public markets.

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

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

    FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s market risks at July 31, 2000 are similar to those disclosed in the Company’s Form 10-K for the year ended January 31, 2000, however, the Company has increased the notional amount of cross currency swaps by $2.5 billion during the first six months of fiscal 2001. Additionally, the fair value of the Company’s interest rate derivative financial instruments related to debt and currency swaps has increased from $152 million at January 31, 2000 to $675 million at July 31, 2000. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 21 through 24 of the Annual Report to Shareholders for the year ended January 31, 2000, is hereby incorporated by reference.

Page 12 of 16 (Form 10-Q)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not a party to any material pending legal proceedings. Neither the Company nor any of its properties is subject to any material pending legal proceeding, other than routine litigation incidental to the Company’s business.

    The Company recently opened a Supercenter in Honesdale, Pennsylvania. In February of 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) that a subcontractor’s acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, the Company agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps will require the Company to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The Company has been reimbursed for these amounts by the contractor on the project.

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

Item 2. Changes in Securities and Use of Proceeds

    As noted in "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources", on April 19, 2000, the Company sold 10,810,837 shares of its Common Stock. The shares were sold to two private offshore investors for an aggregate cash price of $582,450,449. The shares were sold to those investors in reliance on the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act. The offer and sale of the shares was made in negotiated transactions that did not involve any public solicitation or advertising of the offer of the shares. The Company offered and sold the shares only to sophisticated investors who could evaluate the merits and risks of an investment in shares of the Common Stock. The Company put into place the usual restrictive legends on the share certificates and those other precautions

Page 13 of 16 (Form 10-Q)

to prevent the resale or other disposition of the shares except pursuant to an effective registration statement or an available exemption from the registration requirements of the Securities Act. The offer and sale of those shares was not underwritten, and no underwriting discounts or commissions were paid by the Company in connection with the offer and sale of those shares.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company’s Annual Shareholders’ Meeting was held June 2, 2000, in Fayetteville, Arkansas.

Election of Directors:

    At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company’s proxy statement dated April 14, 2000.

	For	Against or Withheld	Abstentions	Broker Non-Votes

John T. Chambers	3,957,870,394	54,552,478	0	0
Stephen Friedman	3,928,432,324	83,990,548	0	0
Stanley C. Gault	3,967,278,418	45,144,454	0	0
David D. Glass	3,950,824,417	61,598,455	0	0
Roland A. Hernandez	3,973,659,422	38,763,450	0	0
Dr. Frederick S. Humphries	3,973,483,125	38,939,747	0	0
E. Stanley Kroenke	3,950,595,522	61,827,350	0	0
Elizabeth A. Sanders	3,973,466,406	38,956,466	0	0
H. Lee Scott, Jr.	3,968,876,850	43,546,022	0	0
Jack C. Shewmaker	3,967,016,608	45,406,264	0	0
Donald G. Soderquist	3,968,499,211	43,923,661	0	0
Dr. Paula Stern	3,973,410,333	39,012,539	0	0
Jose H. Villarreal	3,973,427,100	38,995,772	0	0
John T. Walton	3,968,700,364	43,722,508	0	0
S. Robson Walton	3,968,872,773	43,550,099	0	0

The Shareholders rejected a shareholder proposal regarding Glass Ceiling Review.

For	Against or Withheld	Abstentions	Broker Non-Votes

176,715,608	3,317,771,179	109,956,760	407,979,325

Page 14 of 16 (Form 10-K)

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as an exhibit to this
        Form 10-Q:

            Exhibit 12 – Statement Re Computation of Ratios
            Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

Report of Form 8-K, dated June 1, 2000, with respect to the execution of a Second Supplemental Indenture, dated June 1, 2000 (the "Second Supplemental Indenture"), to the Indenture dated April 1, 1991, as supplemented by the First Supplemental Indenture dated September 9, 1992, between the Company and Bank One Trust company, NA, as successor trustee to The First National Bank of Chicago. The Second Supplemental Indenture was executed in order to amend the terms of a series of securities established under the Indenture entitled $500,000,000 Wal-Mart Stores, Inc. Puttable Reset Securities PURS (SM) due June 1, 2018.

Page 15 of 16 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAL-MART STORES, INC.

Date: August 25, 2000            /s/ H. Lee Scott, Jr.
                                     H. Lee Scott, Jr.
                                     President and
                                     Chief Executive Officer

Date: August 25, 2000            /s/ Thomas M. Schoewe
                                     Thomas M. Schoewe
                                     Executive Vice President
                                     and Chief Financial Officer

Page 16 of 16 (Form 10-K)