Form 10-Q
period 2000-10-31
WAL MART STORES INC
filed 2000-11-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000.
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

Common Stock, $.10 Par Value – 4,466,664,364 shares as of October 31, 2000.

Page 1 of 18 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	October 31, 2000 (Unaudited)	January 31, 2000 (*Note)

Cash and cash equivalents	$ 1,311	$ 1,856
Receivables	1,468	1,341
Inventories	24,975	19,793
Prepaid expenses and other	1,675	1,366
Total current assets	29,429	24,356

Property, plant and equipment, at cost	45,833	41,063
Less accumulated depreciation	9,619	8,224
Net property, plant and equipment	36,214	32,839

Property under capital leases	4,385	4,285
Less accumulated amortization	1,273	1,155
Net property under capital leases	3,112	3,130

Net goodwill and other acquired intangible assets	8,994	9,392
Other assets and deferred charges	1,302	632

Total assets	$ 79,051	$ 70,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 5,751	$ 3,323
Accounts payable	15,872	13,105
Accrued liabilities	6,373	6,161
Other current liabilities	3,470	3,214
Total current liabilities	31,466	25,803

Long-term debt	13,412	13,672
Long-term obligations under capital Leases	2,973	3,002
Deferred income taxes and other	884	759
Minority interest	1,082	1,279

Common stock and capital in excess of par Value	1,736	1,160
Retained earnings	28,433	25,129
Other accumulated comprehensive income	(935)	(455)
Total shareholders' equity	29,234	25,834

Total liabilities and shareholders' Equity	$ 79,051	$ 70,349

See accompanying notes to condensed consolidated financial statements.

* Note: The balance sheet at January 31, 2000, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 18 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended October 31, 2000 1999		Nine Months Ended October 31, 2000 1999
Revenues:
Net sales	$ 45,676	$ 40,432	$ 134,773	$ 113,619
Other income - net	505	466	1,443	1,322
	46,181	40,898	136,216	114,941
Costs and expenses:
Cost of sales	35,694	31,606	105,403	88,970
Operating, selling and general and administrative expenses	7,918	6,907	22,862	19,368
Interest costs:
Debt	307	251	842	502
Capital leases	68	66	206	197
	43,987	38,830	129,313	109,037
Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	2,194	2,068	6,903	5,904
Provision for income taxes	807	757	2,540	2,161

Income before minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	1,387	1,311	4,363	3,743

Minority interest and equity in unconsolidated subsidiaries	(18)	(17)	(72)	(84)

Income before cumulative effect of accounting change	1,369	1,294	4,291	3,659

Cumulative effect of accounting change, net of tax benefit of $119	-	-	-	(198)

Net income	$ 1,369	$ 1,294	$ 4,291	$ 3,461

Net income per common share:
Basic net income per common share
Income before cumulative effect of accounting change	$ 0.31	$ 0.29	$ 0.96	$ 0.82
Cumulative effect of accounting change, net of tax	-	-	-	(0.04)
Net income per common share	$ 0.31	$ 0.29	$ 0.96	$ 0.78
Average number of common shares	4,468	4,454	4,463	4,451

Dilutive net income per common share
Income before cumulative effect of accounting change	$ 0.31	$ 0.29	$ 0.96	$ 0.82
Cumulative effect of accounting change, net of tax	-	-	-	(0.04)
Net income per common share	$ 0.31	$ 0.29	$ 0.96	$ 0.77
Average number of common shares	4,487	4,475	4,484	4,473

Dividends per share	$0.0600	$ 0.0500	$ 0.1800	$ 0.1500

See accompanying notes condensed consolidated financial statements.

Page 3 of 18 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Nine Months Ended October 31, 2000 1999
Cash flows from operating activities:
Net income	$ 4,291	$ 3,461

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,014	1,612
Cumulative effect of accounting change (net of tax)	-	198
Increase in inventories	(5,315)	(4,621)
Increase in accounts payable	3,007	2,699
Other	(184)	412
Net cash provided by operating activities	3,813	3,761

Cash flows from investing activities:
Payments for property, plant & equipment	(5,846)	(4,013)
Investment in international operations (net of cash acquired, $195 million in 1999)	(617)	(10,653)
Other investing activities	53	(179)
Net cash used in investing activities	(6,410)	(14,845)

Cash flows from financing activities:
Increase in commercial paper	2,441	6,709
Proceeds from issuance of long-term debt	1,523	5,755
Dividends paid	(802)	(668)
Payment of long-term debt	(1,292)	(838)
Purchase of Company stock	(193)	(101)
Proceeds from issuance of common stock	582	-
Other financing activities	(207)	(217)
Net cash provided by financing activities	2,052	10,640

Net decrease in cash and cash equivalents	(545)	(444)

Cash and cash equivalents at beginning of year	1,856	1,879

Cash and cash equivalents at end of period	$ 1,311	$ 1,435

Supplemental disclosure of cash flow information:

Income taxes paid	$ 2,588	$ 1,895
Interest paid	1,123	614
ASDA acquisition cost satisfied with Wal-Mart stock	-	175
Capital lease obligations incurred	254	266
Property, plant and equipment acquired with debt	-	65

See accompanying notes to condensed consolidated financial statements.

Page 4 of 18 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of October 31, 2000, and the related condensed consolidated statements of income for the three and nine month periods ended October 31, 2000, and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended October 31, 2000, and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

    Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options (19 million and 21 million shares for the quarters ended October 31, 2000 and 1999, and 21 million and 22 million for the nine month periods ended October 31, 2000 and 1999, respectively).

NOTE 3. Inventories

    The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at October 31, 2000, would have been $408 million higher than reported, which is an increase in the LIFO reserve of $30 million from January 31, 2000, and an increase of $10 million from July 31 , 2000. If the FIFO method had been used at October 31, 1999, inventories would have been $413 million higher than reported, a decrease in the LIFO reserve of $60 million from January 31, 1999, and a decrease of $20 million from July 31, 1999.

Page 5 of 18 (Form 10-Q)

NOTE 4. Segments

    The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Market stores in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The revenues in the "Other" category result from sales to third parties by McLane Company, Inc., a wholesale distributor.

Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31, 2000 1999		Nine Months Ended October 31, 2000 1999

Wal-Mart Stores	$ 29,226	$ 26,460	$ 86,413	$ 77,000
Sam's Club	6,573	6,011	19,317	17,747
International	7,437	5,910	22,038	12,883
Other	2,440	2,051	7,005	5,989

Total Net Sales	$ 45,676	$ 40,432	$ 134,773	$ 113,619

Operating profit and reconciliation to income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change are as follows (in millions):

	Three Months Ended October 31, 2000 1999		Nine Months Ended October 31, 2000 1999

Wal-Mart Stores	$ 2,249	$ 1,993	$ 6,969	$ 5,977
Sam's Club	219	194	648	579
International	241	192	622	367
Other	(140)	6	(288)	(320)

Operating profit	$ 2,569	$ 2,385	$ 7,951	$ 6,603

Interest expense	375	317	1,048	699

Income before income taxes, minority interest, equity in unconsolidated subsidiaries and cumulative effect of accounting change	$ 2,194	$ 2,068	$ 6,903	$ 5,904

Page 6 of 18 (Form 10-Q)

    Operating profit information for the three and nine months ended October 31, 1999, has been reclassified to conform to current year presentation. For this reclassification, certain intercompany operating profits and corporate expenses have been moved from the other category to the operating segments.

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

    Comprehensive income was $1,388 million and $1,376 million for the quarters ended October 31, 2000 and 1999, respectively and was $3,811 million and $3,567 million for the nine months ended October 31, 2000 and 1999, respectively.

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

NOTE 7. Accounting Changes

    In fiscal 2000, the Company changed its method of accounting for Sam’s membership fee revenue both domestically and internationally. Previously, the Company had recognized membership fee revenues when received. Under the new accounting method, the Company recognizes membership fee revenues over the term of the membership, which is 12 months. The Company recorded a non-cash charge of $198 million (after reduction for income taxes of $119 million), or $.04 per share to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2000. The comparative financial statements presented in this Form 10-Q reflect the effects of the membership fee revenue accounting change required by Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101).

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

Page 7 of 18 (Form 10-Q)

During the first quarter of fiscal 2001, the Company changed its accounting method for layaway transactions so that the revenue from these transactions is not recognized until the customer satisfies all payment obligations and takes possession of the merchandise. The impact of this accounting change was not material and did not impact earnings per share in the first or second quarter of fiscal 2001. Since layaway transactions are a small portion of the Company’s revenue, the Company does not anticipate that this accounting change will have a material impact on the results for the fiscal year. However, due to the seasonality of the retail industry, the accounting change did result in a reduction of revenues and earnings in the third quarter. Based on historical trends in layaway transactions, management believes that the layaway accounting change will increase fourth quarter earnings by approximately one and one half cents per share. Due to the de minimis impact of this accounting change, prior fiscal year quarters have not been restated.

NOTE 8. Commitments and Contingencies

    On October 31, 2000, the Company entered into a $500 million revolving credit facility. The facility allows the Company to borrow up to $500 million at an interest rate of either the Federal Funds Rate plus one half percent, the Prime Rate or the Eurodollar rate plus 12 basis points. Additionally, when used, the facility requires the Company to comply with various covenants. At October 31, 2000, the Company had not made any borrowing under the facility.

NOTE 9. Subsequent Event

    On November 3, 2000, the Company sold notes totaling $500 million. These notes bear interest at LIBOR minus 0.10% and will be due on November 30, 2001. On November 30, 2000, the Company sold notes totaling $500 million.  These notes bear interest at LIBOR minus 0.10% and will be due on December 27, 2001.  The proceeds from the sale of these notes were used to reduce the short-term commercial paper debt and, therefore, the Company classified $1 billion of commercial paper as long-term debt on the October 31, 2000 balance sheet.

    On November 16, 2000, the board of directors declared a quarterly cash dividend on common stock of six cents per share, payable January 8, 2001 to shareholders of record on December 22, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition
                         and Results of Operations

Results of Operations

    The Company had 13.0% and 18.6% sales increases for the quarter and the  nine months ended October 31, 2000, respectively, when compared to the same periods in fiscal 2000. These sales increases were attributable to the Company’s domestic and international expansion programs and domestic comparative store sales increases of 4.9% and 6.4% for the quarter and the nine months ended October 31, 2000, respectively.

Page 8 of 18 (Form 10-Q)

    Domestic expansion activity during the first nine months of fiscal 2001 included the addition of 19 new Wal-Mart stores, 49 new Supercenters, six new Sam’s Clubs and the conversion of 96 Wal-Mart stores to Supercenters. Also, during the last 12 months, the Company added 11 new distribution centers. Additionally, the Company continued to develop its Neighborhood Market concept, increasing the number of Neighborhood Market stores to 15. International expansion during the first nine months of fiscal 2001 included the addition of one unit in Argentina, four units in Brazil, three units in Canada, two units in China, one unit in Korea, 25 units in Mexico and eight units in the United Kingdom.

    At October 31, 2000, the Company had 1,723 Wal-Mart stores, 866 Supercenters, 469 Sam’s Clubs and 15 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina(11), Brazil(18), Canada(169), Germany(95), Korea (6), Mexico(483), Puerto Rico(15), the United Kingdom (240) and under joint venture agreements in China (8). At October 31, 1999, the Company had 1,803 Wal-Mart stores, 682 Supercenters, and 456 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(13), Brazil(14), Canada(163), Germany(95), Mexico(444) and Puerto Rico(15), the United Kingdom (229) and under joint venture agreements in China(6) and Korea (5).

    The Company’s gross profit as a percentage of sales increased from 21.8% in the third quarter of fiscal 2000 to 21.9% during the third quarter of fiscal 2001. For the nine-month period ended October 31, 2000, gross profit as a percentage of sales was 21.8%, up from 21.7% in last year’s comparable period. The improvements in gross profit occurred despite the continuation of the Company’s price rollback program, continued strong growth in the lower margin food business and a LIFO inventory charge in the current year compared to a LIFO inventory credit last year. The Sam’s Clubs segment comprises a lower percentage of consolidated Company sales. As a result, the gross profit stated as a percentage of sales for the Company as a whole, is positively impacted since Sam’s Clubs contribution to gross profit is a lower percentage of sales than that of the Wal-Mart and International operating segments. Additionally, markdowns for the quarter and first nine months of fiscal 2001 were down as a percentage of sales when compared to the same period in fiscal 2000.

    Operating, selling, general and administrative expenses, as a percentage of sales, were 17.3% for the third quarter of fiscal 2001, up from 17.1% in the corresponding period in fiscal 2000 and were 17.0% for the nine-month period in fiscal 2001 down from 17.1% in the corresponding period in fiscal 2000. Expenses for the nine-month period in fiscal 2000 were impacted by the May 16, 1999, settlement of a lawsuit, which resulted in a charge in the second quarter of fiscal 2000. Disregarding the charge taken in connection with this settlement, expenses as a percentage of sales, would have increased by 13 basis points for the nine-month period ended October 31, 2000. Expenses as a percentage of sales are negatively affected in the consolidated results due to the change in percentages of the total volume generated by Sam’s Club and the International segments. The volume generated by the Sam’s Club segment, which has lower expenses as a percent of sales, decreased as a proportion of the total volume and the percentage of the total volume generated by the International segment, which has higher expenses as a percent of sales, increased.

Page 9 of 18 (Form 10-Q)

    Interest expense as a percent of sales was .8% for the quarter ended October 31 in both fiscal 2001 and 2000. Interest expense as a percent of sales for the nine-month period ended October 31 increased from .6% in fiscal 2000 to .8% in fiscal 2001. The increase in interest expense is due to increased borrowing to fund the Company’s expansion activities.

Wal-Mart Stores segment

    The Wal-Mart Stores segment had 10.5% and 12.2% sales increases for the quarter and nine months ended October 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due to continued expansion activities within the segment and sales increases in comparable stores. Comparative store sales increases for the segment were 4.5% and 6.4% for the quarter and nine months ended October 31, 2000, respectively. The Wal-Mart Stores segment sales as a percentage of total Company sales decreased from 65.4% and 67.8% in the quarter and nine months ended October 31, 1999, to 64.0% and 64.1% for the quarter and nine months ended October 31, 2000, respectively. This decrease is a result of international sales growth resulting primarily from the ASDA Group PLC (ASDA) acquisition which was completed in the third quarter of fiscal 2000.

    The Wal-Mart Stores segment’s operating profit increased from $2.0 billion in the third quarter of fiscal 2000 to $2.2 billion in the third quarter of fiscal 2001. For the quarter ended October 31, segment operating profit as a percent of sales increased from 7.5% in fiscal 2000 to 7.7% in fiscal 2001. Operating profit increased by $992 million for the nine-month period ended October 31, 2000 when compared to the same period of the previous year. For the nine-months ended October 31, 2000, operating profit, as a percent of sales, increased from 7.8% in fiscal 2000 to 8.1% in fiscal 2001. The operating profit improvements for the quarter and nine-month periods were primarily the result of increased gross margins for the segment.

Sam’s Club segment

    The Sam’s Clubs segment had 9.3% and 8.8% sales increases for the quarter and nine months ended October 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due to continued expansion activities within the segment and sales increases in comparable clubs. For the segment the comparative sales increases were 6.6% and 6.5% for the quarter and nine months ended October 31, 2000, respectively. Sam’s Clubs sales as a percentage of total Company sales fell from 14.9% and 15.6% in the quarter and nine months ended October 31, 1999, to 14.4% and 14.3% for the quarter and nine months ended October 31, 2000, respectively. This decrease is largely due to the ASDA acquisition and more units being added in other segments.

    The Sam’s Club segment’s operating profit increased from $194 million in the third quarter of fiscal 2000 to $219 million in the third quarter of fiscal 2001. For the quarter ended October 31, segment operating profit as a percent of sales increased from 3.2% in fiscal 2000 to 3.3% in fiscal 2001. This increase in operating profit is primarily the result of gross margin improvement and an increase in membership revenue for the quarter. Operating profit increased by $69 million for the nine-month period ended October 31, 2000, when compared to the same period of the previous year. For the nine-months ended October 31, 2000, operating profit, as a percent of sales, increased from 3.3% in fiscal 2000 to 3.4% in fiscal 2001. For the nine-month period, the increase in operating profit is primarily due to gross margin improvement.

Page 10 of 18 (Form 10-Q)

International segment

    The International segment had 25.8% and 71.1% sales increases for the quarter and nine months ended October 31, 2000, respectively, when compared to the sales in the same periods in fiscal 2000. These increases were due principally to expansion activities which included the acquisition of ASDA, which was completed in the third quarter of fiscal 2000. Disregarding the ASDA results, the International segment sales increase was 12.9% and 14.2% for the quarter and nine months ended October 31, 2000, respectively. International sales accounted for 16.3% and 16.4% of total Company sales in the quarter and first nine months of fiscal 2001, respectively, compared with 14.6% and 11.3% during the same periods in fiscal 2000.

    The International segment’s operating profit increased from $192 million in the third quarter of fiscal 2000 to $241 million in the third quarter of fiscal 2001. For the quarter ended October 31, segment operating profit as a percent of sales was unchanged at 3.2% in both fiscal 2000 and fiscal 2001. For the nine-months ended October 31, operating profit increased $255 million, from $367 million in fiscal 2000 to $622 million in fiscal 2001. For the nine-months ended October 31, operating profit, as a percent of sales, was unchanged at 2.8% in both fiscal 2000 and fiscal 2001. The increase in operating profit dollars is due to the inclusion of the operating results of ASDA in the three and nine month periods ending October 31, 2000, which are only partially included in comparable periods in fiscal 2000. Partially offsetting the increase resulting from the ASDA acquisition are the negative impacts of store remodeling costs, start-up costs for a new distribution system, excess inventory and transition related expenses in the Company’s units in Germany.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $3.8 billion for the first nine-months of fiscal 2001, which is unchanged from the comparable period in fiscal 2000. The major components of operating cash flow were a $5.3 billion increase in inventory for the first nine months of fiscal 2001 compared with a $4.6 billion increase for the comparable period in fiscal 2000 and an increase in accounts payable of $3.0 billion for fiscal 2001 compared with a $2.7 billion increase for the comparable period in fiscal 2000. Additionally, net income and depreciation and amortization were $830 million and $402 million higher, respectively, in the first nine months of fiscal 2001 compared to the same period in fiscal 2000.

Page 11 of 18 (Form 10-Q)

    Cash and cash equivalents decreased by 9%, or $124 million, when compared with the end of the same period in fiscal 2000. During the first nine months of fiscal 2001, the Company paid $193 million to repurchase its common stock, issued common stock for proceeds of $582 million, paid dividends of $802 million, invested $5.8 billion in capital expenditures and paid $617 million for additional interests in its Korean subsidiary and in Wal-Mart de Mexico, S.A. de C.V. Additionally, during the nine-months ended October 31, 2000, the Company increased its commercial paper borrowings by $2.4 billion and received proceeds from the issuance of long-term debt in the amount of $1.5 billion. The Company made scheduled payments of long-term debt totaling $1.3 billion during the first nine months of fiscal 2001.

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

    At October 31, 2000, the Company had total assets of $79 billion compared with total assets of $70 billion at January 31, 2000. The increase in total assets primarily resulted from capital spending for property, plant and equipment and increased inventory levels needed in preparation for the holiday season and to fill the 11 new distribution centers added in the last 12 months. Working capital deficit at October 31 was $2.0 billion, an increase of $600 million from $1.4 billion at January 31, 2000. The increase in the working capital deficit was the result of the $5.2 billion increase in accounts payable and commercial paper and the $545 million decrease in cash and cash equivalent, which more than offsets the $5.2 million increase in inventory. The ratio of current assets to current liabilities was 0.9 to 1.0 at October 31, 2000, January 31, 2000 and October 31, 1999.

    In June 2000, the call option on $500 million of outstanding debt with imbedded call and put options was exercised and all of the outstanding bonds were purchased from the bondholders. The bonds were then remarketed. The remarketed bonds are due June 2018, bear interest at an initial rate of 5.955% and will be subject to annual put/call options which can be exercised every June 1. The interest rate, if the bonds are not put to the Company, will be reset as a fixed rate on June 1 of every year through 2017. The Company received no proceeds from the resale of the bonds and will continue to pay the interest on the bonds annually each June.

    On October 31, 2000, the Company entered into a $500 million revolving credit facility. The facility allows the Company to borrow up to $500 million at an interest rate of either the Federal Funds Rate plus one half percent, the Prime Rate or the Eurodollar rate plus 12 basis points. Additionally, when used, the facility requires the Company to comply with various covenants. At October 31, 2000, the Company had not made any borrowing under the facility.

Page 12 of 18 (Form 10-Q)

    On November 3, 2000, the Company sold notes totaling $500 million. These notes bear interest at LIBOR minus 0.10% and will be due on November 30, 2001. On November 30, 2000, the Company sold notes totaling $500 million. These notes bear interest at LIBOR minus 0.10% and will be due on December 27, 2001. The proceeds from the sale of these notes were used to reduce the short-term commercial paper debt and, therefore, the Company classified $1 billion of commercial paper as long-term debt on the October 31, 2000 balance sheet.

    The Company anticipates generating sufficient operating cash flow to pay dividends and to fund all capital expenditures. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. After the November debt issuance, the Company has a shelf registration under which it can sell up to $2.0 billion of additional debt securities in the public markets.

Accounting Pronouncements

    On February 1, 2001, the Company will adopt Financial Accounting Standards Board (FASB) Statements No. 133, 137 and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations.  As of October 31, 2000, the majority of the Company’s derivatives are hedges of net investments in foreign operations, and as such, the fair value of these derivatives has been recorded on the balance sheet as either assets or liabilities and in other comprehensive income under the current accounting guidance. As the majority of the Company’s derivative portfolio is already recorded on the balance sheet, the Company does not expect the adoption of SFAS 133 to have a material impact on the Company’s Consolidated Financial Statements taken as a whole. However, assuming that the Company’s use of derivative instruments does not change, and unless SFAS 133 is amended further, the Company believes that the application of SFAS 133 could result in more pronounced quarterly and yearly fluctuation in earnings in future periods. Additionally, unless SFAS 133 is further amended, the Company believes that certain swap cash flows will be recorded in other comprehensive income after implementation. For the first nine months of fiscal 2001, the Company has recorded $81 million of earnings benefit from the receipt of these cash flows.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting of Certain Transactions involving Stock Compensation - An interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Page 13 of 18 (Form 10-Q)

    FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company’s market risks at October 31, 2000 are similar to those disclosed in the Company’s Form 10-K for the year ended January 31, 2000. However, during the first nine-months of fiscal 2001, the Company increased the notional amount of Great Britain Pound based cross currency swaps by $1.25 billion and added Canadian Dollar based cross currency swaps with a notional amount of $1.25 billion. The Great Britain Pound based swaps mature in fiscal 2031 ($1 billion notional) and 2024 ($250 million notional) and the Canadian Dollar based swaps mature in fiscal 2005. The additional Great Britain Pound and Canadian Dollar based cross currency swaps had favorable fair values at October 31, 2000 of $142 million and $61 million, respectively. The Company also added two fixed to floating interest rate swaps in the first nine-months of the fiscal year. These interest rate swaps have a combined notional amount of $500 million, mature in fiscal 2003 and had a favorable fair value of $9 million at October 31, 2000. The total fair value of the Company’s derivative financial instruments, including the instruments added during the first nine months of the fiscal year, increased from a favorable $152 million at January 31, 2000 to a favorable $1 billion at October 31, 2000. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 21 through 24 of the Annual Report to Shareholders for the year ended January 31, 2000, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Page 14 of 18 (Form 10-Q)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings. Neither the Company nor any of its properties is subject to any material pending legal proceeding, other than routine litigation incidental to the Company’s business.

    The Company recently opened a Supercenter in Honesdale, Pennsylvania. In February 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) that a subcontractor’s acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, the Company agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps will require the Company to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The Company has been reimbursed for these amounts by the contractor on the project.

    The United States Environmental Protection Agency (EPA) is threatening to bring suit against the Company and five of its contractors over alleged violations of a 1992 storm water permit issued with respect to various Wal-Mart development sites in Texas, New Mexico and Oklahoma. The EPA has presented the Company with penalty calculations of $5.6 million.

    During the first quarter of fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford for various violations of state environmental laws alleging the Company failed to adequately permit and or maintain records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company's compliance with the general permit for the discharge of stormwater associated with the those stores. The Company will vigorously defend against these allegations.

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

Page 15 of 18 (Form 10-Q)

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

            Exhibit 4(a) - The Form of 6.875% Notes due August 1,
            2002 is incorporated herein by reference to the
            Current Report on Form 8-K, dated August 3, 2000.

            Exhibit 4(b) - The Form of Floating Rate Notes
            due November 30, 2001 is incorporated herein by
            reference to the Current Report on Form 8-K,
            dated November 6, 2000.

            Exhibit 12 – Statement Re Computation of Ratios
            Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K

            Report on Form 8K, dated August 3, 2000, with respect
            to the Company’s August 1, 2000 sale of $500,000,000
            6.875% Notes due August 1, 2002.

            Report on Form 8K, dated October 20, 2000, with respect
            to the Company’s periodic communications with its
            shareholders and other members of the investment
            community about the Company’s operations.

            Report on Form 8-K, dated November 6, 2000, with respect
            to the Company’s November 3, 2000 sale of $500,000,000
            Floating Rate Notes due November 30, 2001.

Page 16 of 18 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WAL-MART STORES, INC.

Date: November 30, 2000                 /s/ H. Lee Scott, Jr.
                                             H. Lee Scott, Jr.
                                             President and
                                             Chief Executive Officer

Date: November 30, 2000                 /S/ Thomas M. Schoewe
                                             Thomas M. Schoewe
                                             Executive Vice President
                                             and Chief Financial Officer

Page 17 of 18 (Form 10-Q)

Index to Exhibits
Exhibit Number	Description of Document
4(a)	Form of 6.875% Notes due August 2002 (incorporated herein by reference to the Current Report on Form 8-K, dated August 3, 2000)
4(b)	Form of Floating Rate Notes due November 30, 2001 (incorporated herein by reference to the Current Report on Form 8-K, dated November 6, 2000)
12	Statement Re Computation of Ratios
27	Financial Data Schedule

Page 18 of 18 (Form 10-Q)