Form 10-K
period 2001-01-31
WAL MART STORES INC
filed 2001-04-10
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0415188 (IRS Employer Identification No.)

Bentonville, Arkansas (Address of principal executive offices)	72716 (Zip Code)

Registrant's telephone number, including area code: (501) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10	New York Stock Exchange
per share	Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 31, 2001, was $134,499,545,923. For the purposes of this disclosure only, the registrant has assumed that its directors, officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

        The registrant had 4,470,462,986 shares of common stock outstanding as of March 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2001, are incorporated by reference into Parts I and II of this Form 10-K.

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2001, are incorporated by reference into Part III and IV of this Form 10-K.

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

        All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, unemployment levels, interest rate fluctuations and other capital market and economic conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2000

PART I

ITEM 1.    BUSINESS

        Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") is the world's largest retailer measured by total revenues. During the fiscal year ended January 31, 2001, the Company had net sales of $191,329,000,000.

                   (a)    Development of Business

        Domestically, at January 31, 2001, the Company operated 1,736 discount stores, 888 Supercenters, 475 SAM'S Clubs and 19 Neighborhood Markets. Internationally, at January 31, 2001, the Company operated units in Argentina (11), Brazil (20), Canada (174), Germany (94), Korea (6) Mexico (499), Puerto Rico (15) and the United Kingdom (241), and, under joint venture agreements, in China (11). Tables summarizing information concerning additions of units and square footage for domestic discount stores, Supercenters, SAM'S Clubs, Neighborhood Markets and international units in fiscal years 1996 through 2001, are included as Schedules A, B and C to Item 1 found on pages 11 through 15 of this annual report.

                   On April 19, 2000, the Company purchased 271.3 million shares of stock in Wal-Mart de Mexico S.A. de C.V. (formerly Cifra S.A. de C.V.) at a total cash cost of $587 million. This transaction increased the Company's ownership percentage in Wal-Mart de Mexico S.A. de C.V. by approximately 6% and resulted in recognition of goodwill of $422 million, which is being amortized over a 40-year life.

                   In the third quarter of fiscal 2000, the Company completed its acquisition of all the outstanding common shares of ASDA Group PLC (ASDA), the third largest retailer in the United Kingdom which had, at the time of the acquisition, 229 stores. The acquired assets are included in the Company's consolidated balance sheet as of January 31, 2000, and five months of results of ASDA operations are included in the Company's consolidated statements of income for the year ended January 31, 2000. ASDA reports on a December 31 year-end, therefore ASDA results are consolidated on a trailing month reporting basis.

                   See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 20 of this annual report for additional information regarding our acquisitions.

                   (b)    Financial information about the Company's industry segments

                   The Company is principally engaged in the operation of mass merchandising stores, which serve our customers primarily through the operation of three segments.

                   The Company identifies segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company's discount stores, Supercenters and Neighborhood Markets in the United States and Wal-Mart.com, Inc. ("Wal-Mart.com"). The SAM'S Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The Other segment includes McLane Company, Inc. (McLane). For the financial results of the Company's operating segments and the total assets of the segments, see Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II, found on page 20 of this annual report.

                   (c)    Narrative Description of Business

                   The Company, a Delaware corporation, has its principal offices in Bentonville, Arkansas. Although the Company was incorporated in October 1969, the businesses conducted by its predecessors began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, the Company's business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City (a discount store) was opened. In fiscal 1984, the Company opened its first three SAM'S Clubs, and in fiscal 1988, its first Wal-Mart Supercenter (a combination full-line supermarket and discount store). In fiscal 1992, the Company began its first international initiative when the Company entered into a joint venture in which it had a 50% interest with Cifra S.A. de C.V. (Cifra). In fiscal 1998, the Company acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. The Company's international presence has continued to expand and at January 31, 2001, the Company had international operations in eight countries and Puerto Rico.

WAL-MART STORES OPERATING SEGMENT

                   The Wal-Mart Stores segment, had sales of $121,889,000,000, $108,721,000,000 and $95,395,000,000 for the three fiscal years ended January 31, 2001, 2000, and 1999, respectively. During the most recent fiscal year, no single discount store or Supercenter location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II, found on page 20 of this annual report for additional information regarding our operating segments.

                   General.  The Company operates Wal-Mart discount stores in all 50 states. The average size of a discount store is approximately 95,262 square feet. Discount stores range in size from 30,000 square feet to 155,000 square feet. Wal-Mart Supercenters are located in 40 states and the average size of a Supercenter is approximately 183,106 square feet. Supercenters range in size from 108,000 square feet to 241,000 square feet. The Company operates Neighborhood Market stores in Arkansas, Oklahoma and Texas. Neighborhood Market stores range in size from 40,000 square feet to 64,000 square feet with an average size of approximately 47,271 square feet. Wal-Mart.com is a majority-owned subsidiary of Wal-Mart Stores, Inc. with offices in Brisbane, California and was formed in fiscal 2000 to further develop the Company's e-commerce initiatives and internet business.

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

                   Nationally advertised merchandise accounts for a majority of sales in the stores. The Company markets lines of merchandise under store brands including but not limited to "Sam's American Choice", "One Source", "Great Value", "Ol' Roy" "Puritan", and "Equate". The Company also markets lines of merchandise under licensed brands, some of which include "Faded Glory", "Kathie Lee", "White Stag, "Popular Mechanics", "Catalina" and "McKids".

                   During the fiscal year ended January 31, 2001, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Hardgoods	21
Softgoods/domestics	19
Grocery, candy and tobacco	19
Pharmaceuticals	10
Electronics	8
Sporting goods and toys	7
Health and beauty aids	7
Stationery	3
Shoes	2
Jewelry	2
One-hour photo	2

100%

                   Operations.  Hours of operation for nearly all Supercenters and an increasing number of discount stores are 24 hours each day. Hours of operation for the remaining discount stores vary by location, but generally range from 7:00 a.m. to 11:00 p.m., six days a week, and from 10:00 a.m. to 8:00 p.m. on Sundays. Wal-Mart discount stores and Supercenters maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores.

                   Seasonal Aspects of Operations.  The Wal-Mart Stores operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company's fourth fiscal quarter and the lowest volume occurs during its first fiscal quarter.

                   Competition.  Wal-Mart discount stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. The Company also competes with others for new store sites. As of January 31, 2001, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

                   The Company's competitive position within the industry is largely determined by its ability to offer value and service to its customers. The Company has many programs designed to meet the competitive pressures within its industry. These include the Company's "Everyday Low Price", "Item Merchandising", "Store-Within-a-Store" "Price Rollbacks", and "Store of the Community" programs. Although the Company believes it has had a major influence in most of the retail markets in which its stores are located, there is no assurance that this influence will continue.

                   Distribution.  During fiscal 2001, approximately 84% of the Wal-Mart discount stores' and Supercenters' purchases were shipped from Wal-Mart's 55 distribution centers, 16 of which are grocery distribution centers, and three of which are import distribution centers. The balance of merchandise purchased was shipped directly to the stores from suppliers. The 55 distribution centers are located throughout the continental United States. Six distribution centers are located in Texas; five in each of Arkansas and Georgia; four in New York; three in South Carolina; two in each of Alabama, California, Florida, Indiana, Mississippi, Pennsylvania, Utah, Virginia, Wisconsin; and one in each of Arizona, Colorado, Iowa, Illinois, Kansas, Kentucky, Louisiana, Michigan, New Mexico, North Carolina, Ohio, Oklahoma, Oregon and Tennessee. During fiscal 2001, Wal-Mart.com utilized two third party distribution centers, one in Utah and one in Ohio to fulfill orders for goods placed through its website.

SAM'S CLUB OPERATING SEGMENT

                   The SAM'S Club segment had sales of $26,798,000,000, $24,801,000,000 and $22,881,000,000 for the three fiscal years ended January 31, 2001, 2000, and 1999, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 20 of this annual report for additional information regarding our segments.

                   General.  The Company operates SAM'S Clubs in 48 states. The average size of a SAM'S Club is approximately 122,107 square feet, and club sizes generally range between 90,000 and 160,000 square feet of building area.

                   Merchandise.  SAM'S Clubs offer bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items, and selected items under the "Member's Mark" store brand. Generally each SAM'S Club also carries software, electronic goods, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments, which include bakery, meat and produce. In addition, some clubs offer one-hour photo, embroidery departments, pharmaceuticals, optical departments and gas stations.

                   During the fiscal year ended January 31, 2001, sales in the clubs (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Sundries	32
Food	31
Hardlines	21
Service Businesses	10
Softlines	6

100%

                   Operations.  Operating hours vary among SAM'S Clubs, but they are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m.

                   SAM'S Clubs are membership only, cash-and-carry operations. However, a financial service credit card program (Discover Card) is available in all clubs and the "SAM'S Direct" commercial finance program and "Business Revolving Credit" are available to qualifying business members. Also, a "Personal Credit" program is available to qualifying club members. Any credit extended to members under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as federal and state government employees and credit union members. In fiscal 2001, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. The annual membership fee for an individual member is $35 for the primary membership card with a spouse card available at no additional cost. SAM'S Clubs Elite Membership program offers additional benefits such as long distance service, roadside assistance, internet access, home improvement, Telebank, business insurance and financial planning, auto brokering, pharmacy discounts, and entertainment savings guides. The annual membership fee for an Elite Member is $100.

                   Seasonal Aspects of Operations.  The SAM'S Club operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company's fourth fiscal quarter and the lowest volume occurs during its first fiscal quarter.

                   Competition.  SAM'S Clubs compete with other warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. The Company also competes with others for new club sites. As of January 31, 2001, based on domestic U.S. net sales, the SAM'S Club segment ranked first among all warehouse clubs.

                   Distribution.  During fiscal 2001, approximately 59% of the SAM'S Club purchases were shipped from the Segment's distribution facilities. The balance was shipped directly to the clubs location from suppliers. The principal focus of SAM's Clubs distribution operations is on crossdocking product, while stored inventory is minimized. A combination of 6 Company owned and operated facilities and 17 third-party owned and operated facilities constitute the overall distribution structure for the SAM's Club segment. Two of the Company owned and operated facilities are located in Texas with one located in each of Arkansas, Colorado, Minnesota and Indiana. Of the third party owned and operated facilities, two are located in each of Illinois and Pennsylvania and one in each of Arizona, California, Florida, Georgia, Maryland, Michigan, Missouri, New Hampshire, Nevada, North Carolina, Ohio, Texas and Washington.

INTERNATIONAL OPERATING SEGMENT

                   The Company's International Segment comprises the Company's wholly owned operations in Argentina, Canada, Germany, Korea, Puerto Rico and the United Kingdom; operations through joint ventures in China; and of operations through majority-owned subsidiaries in Brazil and Mexico. The International Segment's sales for the three fiscal years ended January 31, 2001, 2000 and 1999, were $32,100,000,000, $22,728,000,000 and $12,247,000,000, respectively. Sales for the United Kingdom operation during fiscal 2001 and 2000 were $14,500,000,000 and $7,200,000,000, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income. At January 31, 2001 and 2000, International segment long lived assets, primarily plant, property and equipment and goodwill, totaled $19,400,000,000 and $19,600,000,000 of which $12,400,000,000 and $13,100,000,000, respectively were held in the United Kingdom. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II found on page 20 of this annual report for additional information regarding our segments.

        General.  Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Korea, Mexico and the United Kingdom; SAM'S Clubs in Brazil, China, Mexico, and Puerto Rico; Hypermarkets in Germany; Superamas (traditional supermarket), Bodegas (discount store), Aurreras (combination store), Suburbias (specialty department store) and Vips (restaurant) in Mexico and ASDA stores (combination grocery and apparel store) in the United Kingdom.

        Merchandise.  The merchandising strategy for the International operating segment is similar to that of domestic segments in the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local vendors in each country to ensure reliable sources of quality merchandise.

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

        Seasonal Aspects of Operations.  The International operating segment's business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company's fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

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

        Distribution.  The International segment operates export consolidation facilities in Los Angeles, California; Jacksonville, Florida; Seattle, Washington; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. 37 distribution facilities are located in Argentina, Brazil, Canada, China, Germany, Puerto Rico, the United Kingdom and Mexico. Through these facilities the Company processes and distributes both imported and domestic product to the operating units. During fiscal 2001, approximately 70% of the International merchandise purchases flowed through these distribution facilities. The balance was shipped directly to the stores from suppliers. A combination of Company owned and operated facilities and third-party facilities comprises the overall distribution structure for International logistics.

OTHER

        The sales reported in the "Other" category result from sales to third parties by McLane. McLane is a wholly-owned wholesale distributor that sells its merchandise to a variety of retailers, primarily in the convenience store industry. McLane also services Wal-Mart discount stores, Supercenters, Neighborhood Markets and SAM'S Clubs. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, general merchandise, health and beauty aids, toys and stationery. Segment sales for the "Other" segment for the three fiscal years ended January 31, 2001, 2000 and 1999 were $10,542,000,000, $8,763,000,000 and $7,111,000,000 respectively.

        During fiscal 2001, McLane acquired substantially all of the business and domestic distribution assets of AmeriServe Food Distribution, Inc. (AmeriServe). AmeriServe is a leading distributor of food and restaurant supply products to the quick service food industry. The acquisition was not significant to the Company's financial position or results of operations for fiscal 2001. However, included in the acquisition were 17 leased distribution centers. These distribution centers are located two each in California and Texas and one in each of Arizona, Colorado, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, North Carolina, Tennessee, Oregon, Virginia and Wisconsin. Also, during fiscal 2001 McLane operated 16 grocery distribution centers. These distribution centers are located as follows: two in each of California and Texas, and one each in Arizona, Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi, New York, North Carolina, Virginia and Washington.

Employees (Associates).

As of January 31, 2001, the Company employed approximately 1,244,000 associates worldwide, with approximately 962,000 associates in the United States and 282,000 associates in foreign countries. Most associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company's productivity or profitability.

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE A TO ITEM 1 - WAL-MART STORES SEGMENT STORE COUNT GROWTH
YEARS ENDED JANUARY 31, 1996 THROUGH 2001

STORE COUNT
Fiscal Year Ended	Wal-Mart Discount stores				Wal-Mart Supercenters

Jan 31,	Opened	Closed	Conversions (1)	Total	Opened (2)	Total
Balance Forward				1,985		147
1996	92	2	80	1,995	92	239
1997	59	2	92	1,960	105	344
1998	37	1	75	1,921	97	441
1999	37	1	88	1,869	123	564
2000	29	1	96	1,801	157	721
2001	41	2	104	1,736	167	888

Fiscal Year Ended	Neighborhood Markets		Total
Jan 31,	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward					2,132
1996	0	0	104	2	2,234
1997	0	0	72	2	2,304
1998	0	0	59	1	2,362
1999	4	4	76	1	2,437
2000	3	7	97	1	2,533
2001	12	19	116	2	2,647

(1) Wal-Mart discount store locations relocated or expanded as Wal-Mart Supercenters.

(2) Includes conversions or relocations of Wal-Mart discount stores to Wal-Mart Supercenters

(3) Total opened net of conversions of Wal-Mart discount stores to Wal-Mart Supercenters

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE A TO ITEM 1 - WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1996 THROUGH 2001

NET SQUARE FOOTAGE
Fiscal Year Ended	Wal-Mart Discount Stores		Wal-Mart Supercenters
Jan 31	Net Additions	Total	Net Additions (1)	Total
Balance Forward		173,661,848		26,801,544
1996	8,188,223	181,850,071	16,791,559	43,593,103
1997	(103,486)	181,746,585	19,661,948	63,255,051
1998	(2,411,149)	179,335,436	17,076,582	80,331,633
1999	(3,062,418)	176,273,018	21,892,838	102,224,471
2000	(5,486,901)	170,786,117	28,488,737	130,713,208
2001	(5,411,275)	165,374,845	31,884,669	162,597,877

Fiscal Year Ended	Neighborhood Markets		Total
Jan 31	Net Additions	Total	Net Additions	Total
Balance Forward				200,463,392
1996			24,979,782	225,443,174
1997			19,558,462	245,001,636
1998			14,665,433	259,667,069
1999	176,407	176,407	19,006,827	278,673,896
2000	144,083	320,490	23,145,919	301,819,815
2001	577,662	898,152	27,051,056	328,870,871

(1) Includes square footage of Wal-Mart Supercenters created by the conversion or relocation of Wal-Mart discount stores.

WAL-MART STORES, INC. AND SUBSIDIARIES
SCHEDULE B TO ITEM 1 - SAM'S CLUB SEGMENT CLUB COUNT
AND NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1996 THROUGH 2001

STORE COUNT
Fiscal Year Ended	SAM'S Clubs
Jan 31,	Opened	Closed	Total

Balance Forward			426
1996	9	2	433
1997	9	6	436
1998	8	1	443
1999	8	0	451
2000	12	1	462
2001	13	0	475

NET SQUARE FOOTAGE
Fiscal Year Ended	SAM'S Clubs
Jan 31,	Net Additions	Total

Balance Forward		51,710,424
1996	825,020	52,535,444
1997	298,692	52,834,136
1998	716,150	53,550,286
1999	1,099,144	54,649,430
2000	1,577,678	56,227,108
2001	1,773,830	58,000,938

  WAL-MART STORES, INC. AND SUBSIDIARIES
  SCHEDULE C TO ITEM 1 - INTERNATIONAL SEGMENT UNIT COUNT
  YEARS ENDED JANUARY 31, 1996 THROUGH 2001

STORE COUNT

Fiscal Year Ended	Argentina			Brazil			Canada

	Wal-Mart Supercenters	SAM'S Clubs	Total	Wal-Mart Supercenters	SAM'S Clubs	Total	Wal-Mart Stores

1996	1	2	3	2	3	5	131
1997	3	3	6	2	3	5	136
1998	6	3	9	5	3	8	144
1999	10	3	13	9	5	14	154
2000	10	3	13	9	5	14	166
2001	11	0	11	12	8	20	174

Fiscal Year Ended	China			Germany	Korea

	Wal-Mart Supercenters	SAM'S Clubs	Total	Hypermarkets	Wal-Mart Supercenters

1996	0	0	0	0	0
1997	1	1	2	0	0
1998	2	1	3	21	0
1999	4	1	5	95	4
2000	5	1	6	95	5
2001	10	1	11	94 **	6

Fiscal Year Ended	Mexico				Puerto Rico

	Wal-Mart Supercenters	SAM'S Clubs	Other*	Total	Wal-Mart Stores	SAM'S Clubs	Total

1996	13	28	0	41	7	4	11
1997	18	28	0	46	7	4	11
1998	27	28	330	385	9	5	14
1999	27	31	358	416	9	6	15
2000	27	34	397	458	9	6	15
2001	32	38	429	499	9	6	15

Fiscal Year Ended	United Kingdom

	ASDA Stores	ASDA Supercenters	Total

1996	0	0	0
1997	0	0	0
1998	0	0	0
1999	0	0	0
2000	231	1	232
2001	238	3	241

  * At January 31, 2001, includes 37 Aurreras (combination stores), 80 Bodegas (discount stores), 54 Suburbias (specialty department stores), 40 Superamas (traditional supermarkets), and 218 Vips (restaurants).

  ** One Germany unit was damaged by fire in fiscal 2001.

  WAL-MART STORES, INC. AND SUBSIDIARIES
  SCHEDULE C TO ITEM 1 - INTERNATIONAL NET SQUARE FOOTAGE GROWTH
  YEARS ENDED JANUARY 31, 1996 THROUGH 2001

NET SQUARE FOOTAGE
Fiscal Year Ended	Argentina			Brazil		Canada
	Net Additions		Total	Net Additions	Total	Net Additions	Total
1996	444,621		444,621	761,581	761,581	868,518	15,475,398
1997	625,369		1,069,990	0	761,581	578,508	16,053,906
1998	506,884		1,576,874	540,056	1,301,637	914,365	16,968,271
1999	663,986		2,240,860	914,618	2,216,255	981,261	17,949,532
2000	0		2,240,860	0	2,216,255	1,510,890	19,460,422
2001	(165,885)	*	2,074,975	818,833	3,035,088	1,019,999	20,480,421

Fiscal Year Ended	China		Germany		Korea
	Net Additions	Total	Net Additions	Total	Net Additions	Total
1996	0	0	0	0	0	0
1997	316,656	316,656	0	0	0	0
1998	145,558	462,214	2,449,369	2,449,369	0	0
1999	224,827	687,041	6,845,491	9,294,860	553,683	553,683
2000	125,150	812,191	0	9,294,860	71,042	624,725
2001	836,701	1,648,892	(92,636)	9,202,224	223,425	848,150

Fiscal Year Ended	Mexico		Puerto Rico		United Kingdom
	Net Additions	Total	Net Additions	Total	Net Additions	Total
1996	1,012,734	5,983,207	470,266	1,305,452	0	0
1997	1,032,603	7,015,810	0	1,305,452	0	0
1998	10,292,640	17,308,450	342,888	1,648,340	0	0
1999	714,459	18,022,909	100,250	1,748,590	0	0
2000	1,696,475	19,719,384	0	1,748,590	18,825,234	18,825,234
2001	2,310,043	22,029,427	35,084	1,783,674	452,787	19,278,021

  * Reduction is the result of the sale of three SAM'S Clubs.

  ITEM 2.      PROPERTIES

                 The number and location of domestic and international Wal-Mart discount stores, Supercenters and SAM'S Clubs is incorporated by reference to the table under the caption "Fiscal 2001 End of Year Store Counts" on page 6 of the Annual Report to Shareholders for the year ended January 31, 2001.

                      The Company owns 1,380 of the properties on which domestic discount stores and Supercenters are located and 282 of the properties on which domestic SAM'S Clubs are located. In some cases, the Company owns the land associated with leased buildings. New buildings, both leased and owned, are constructed by independent contractors.

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

                 Domestically, the Company operated 55 Wal-Mart distribution facilities and 33 McLane distribution facilities as of January 31, 2001. With the exception of the AmeriServe facilities, the Company primarily owns these distribution facilities, and several are subject to mortgages granted to secure loans. Some of the distribution facilities are leased under industrial development bond financing arrangements and provide the option of purchasing these facilities at the end of the lease term for nominal amounts.

                 The Company owns office facilities in Bentonville, Arkansas that serve as the home office for the Company and an office facility in Temple, Texas which serves as the home office for McLane.

                      Internationally, the Company has a combination of owned and leased properties in each country in which the operating units are located. The Company owns eight properties in Argentina, 13 properties in Brazil, 14 properties in Canada, one property in China through joint venture, 19 properties in Germany, six properties in Korea, 212 properties in Mexico, four properties in Puerto Rico and 158 properties in the United Kingdom in which the operating units are located, with the remaining units in each country being leased.

                      The Company utilizes both owned and leased properties for office facilities in each country in which it conducts business.

  ITEM 3.      LEGAL PROCEEDINGS

                      The Company is not a party to any material pending legal proceedings. Neither the Company nor any of its properties is subject to any material pending legal proceeding, other than routine litigation incidental to the Company's business.

                   The Company recently opened a Supercenter in Honesdale, Pennsylvania. In February 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) that a subcontractor's acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, the Company agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps will require the Company to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The Company has been reimbursed for these amounts by the contractor on the project.

                   The United States Environmental Protection Agency (EPA) is threatening to bring suit against the Company and five of its contractors over alleged violations of a 1992 storm water permit issued with respect to various Wal-Mart development sites in Texas, New Mexico and Oklahoma. The EPA has presented the Company with penalty calculations of $5.6 million.

                   During the fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford for various violations of state environmental laws alleging the Company failed to adequately permit and or maintain records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company's compliance with the general permit for the discharge of stormwater associated with those stores. The Company will vigorously defend against these allegations.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 31, 2001.

  EXECUTIVE OFFICERS OF THE REGISTRANT

                   The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
S. Robson Walton	Chairman of the Board	1992	56
David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer of the Company	2000	65
H. Lee Scott, Jr.	President and Chief Executive Officer. Prior to January 2000, he served as Vice Chairman and Chief Operating Officer of the Company. Prior to January 1999, he served as President and Chief Executive Officer of Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Merchandising of the Company.	2000	52
Thomas M. Coughlin	Executive Vice President and President and Chief Executive Officer of Wal-Mart Stores Division. Prior to January 1999, he served as Executive Vice President and Chief Operating Officer of Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Store Operations of the Company.	1999	52
Thomas R. Grimm	Executive Vice President and President and Chief Executive Officer of SAM'S Club Division. Prior to October 1998, he was retired, but served as a consultant to various organizations.	1998	56
John B. Menzer	Executive Vice President and President and Chief Executive Officer of Wal-Mart International Division. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer of the Company.	1999	50
Thomas M. Schoewe	Executive Vice President and Chief Financial Officer. Prior to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	48
James A. Walker, Jr.	Senior Vice President and Controller of the Company.	1995	54

  PART II

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                     AND RELATED SHAREHOLDER MATTERS

                   The information required by this item is incorporated by reference to the information "Number of Shareholders of record" under the caption "11-Year Financial Summary" on pages 16 and 17, and all the information under the captions "Market Price of Common Stock", "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 41 of the Annual Report to Shareholders for the year ended January 31, 2001.

  ITEM 6.   SELECTED FINANCIAL DATA

                   The information required by this item is incorporated by reference to all information under the caption "11-Year Financial Summary" on pages 16 and 17 of the Annual Report to Shareholders for the year ended January 31, 2001.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                   The information required by this item is furnished by incorporation by reference to all information under the caption "Management's Discussion and Analysis" on pages 18 through 23 of the Annual Report to Shareholders for the year ended January 31, 2001.

  ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                   The information required by this item is furnished by incorporation by reference to all information under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended January 31, 2001.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   The information required by this item is furnished by incorporation by reference to all information under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" on pages 24 through 40 of the Annual Report to Shareholders for the year ended January 31, 2001.

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Nominees for Directors" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 1, 2001 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers is included as Item 4 of Part I found on pages 18 and 19 of this annual report.

  ITEM 11.  EXECUTIVE COMPENSATION

                   The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Compensation of Directors" on page 4, "Compensation and Nominating Committee Report on Executive Compensation" on pages 6 through 8, and "Summary Compensation", "Option Grants In Last Fiscal Year", and "Option Exercises and Fiscal Year End Option Values" on pages 9 through 11 of the Proxy Statement.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Stock Ownership", subcaptions "Ownership of Major Shareholders" and "Holdings of Officers and Directors" on pages 11 through 13 of the Proxy Statement.

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

                   The financial statements listed in the Index to Consolidated Financial Statements, which appears on page 25 of this annual report, are incorporated by reference herein or filed as part of this Form 10-K.

3.	Exhibits

The following documents are filed as exhibits to this Form 10-K:

	3(a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

	3(b)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission's Public Reference Room in Washington, D.C. in the Securities and Exchange Commission's file no. 1-6991.

	4(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen's Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

	4(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen's Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

	4(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4(e)	Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

+10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986. This document is located in the Securities and Exchange Commission's Public Reference Room in Washington, D.C. in the Securities and Exchange Commission's file no. 1-6991.

+10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

+10(c)	1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992. This document is located in the Securities and Exchange Commission's Public Reference Room in Washington, D.C. in the Securities and Exchange Commission's file no. 1-6991.

+10(d)	1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993. This document is located in the Securities and Exchange Commission's Public Reference Room in Washington, D.C. in the Securities and Exchange Commission's file no. 1-6991.

+10(e)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+10(f)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

+10(g)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996. This document is located in the Securities and Exchange Commission's Public Reference Room in Washington, D.C. in the Securities and Exchange Commission's file no. 1-6991.

+10(h)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1997.

+10(i)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.

+10(j)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.

+10(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 is filed herewith as an Exhibit to this Form 10-K.

+10(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 is filed herewith as an Exhibit to this Form 10-K.

*12	Statement re computation of ratios

*13	All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2001.

*21	List of the Company's Subsidiaries

*23	Consent of Independent Auditors

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K

                  Report on Form 8-K, dated November 6, 2000, with respect to the Company's November 3, 2000 sale of $500,000,000 floating rate Notes due November 30, 2001.

                  Report on Form 8-K dated December 4, 2000, with respect to the Company's November 30, 2000 sale of $500,000,000 floating rate Notes due December 27, 2001.

                  Report on Form 8-K dated December 21, 2000, with respect to the Company's December 19, 2000 sale of 500,000,000 Pounds 5.75% Notes due 2030.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Report to Shareholders (page)

Covered by Report of Independent
Auditors:

Consolidated Statements of Income	24
for each of the three years in the period ended January 31, 2001

Consolidated Balance Sheets at	25
January 31, 2001 and 2000

Consolidated Statements of	26
Shareholders' Equity for each of the three years in the period ended January 31, 2001

Consolidated Statements of Cash	27
Flows for each of the three years in the period ended January 31, 2001

Notes to Consolidated Financial	28-39
Statements, except Note 10

Not Covered by Report of Independent
Auditors:

Note 10 - Quarterly Financial Data	39
(Unaudited)

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

DATE: April 10, 2001	/s/ H. Lee Scott
H. Lee Scott President and Chief Executive Officer

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 10, 2001	/s/ H. Lee Scott
H. Lee Scott President, Chief Executive Officer and Director

DATE: April 10, 2001	/s/ S. Robson Walton
S. Robson Walton Chairman of the Board and Director

DATE: April 10, 2001	/s/ David D. Glass
David D. Glass Chairman, Executive Committee Of the Board and Director

DATE: April 10, 2001	/s/ Donald G. Soderquist
Donald G. Soderquist Senior Vice Chairman of the Board and Director

DATE: April 10, 2001	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 10, 2001	/s/ James A. Walker, Jr.
James A. Walker, Jr. Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 10, 2001
John T. Chambers Director

DATE: April 10, 2001	/s/ Stephen Friedman
Stephen Friedman Director

DATE: April 10, 2001
Stanley C. Gault Director

DATE: April 10, 2001	/s/ Roland A. Hernandez
Roland A. Hernandez Director

DATE: April 10, 2001
Frederick S. Humphries Director

DATE: April 10, 2001	/s/ E. Stanley Kroenke
E. Stanley Kroenke Director

DATE: April 10, 2001
Elizabeth A. Sanders Director

DATE: April 10, 2001	/s/ Jack C. Shewmaker
Jack C. Shewmaker Director

DATE: April 10, 2001
Paula Stern Director

DATE: April 10, 2001	/s/ Jose H. Villarreal
Jose H. Villarreal Director

DATE: April 10, 2001
John T. Walton Director