Form 10-K/A
period 2001-01-31
WAL MART STORES INC
filed 2001-04-17
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Introductory Note

        Wal-Mart Stores, Inc. is filing this amended Annual Report on Form 10-K for its fiscal year ended January 31, 2001, which includes the full text of that Annual Report on Form 10-K, in order to include the full text of its consolidated financial statements required by Item 8 of Form 10-K, which were inadvertently not included in the original filing of that Annual Report on Form 10-K.

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

  SIGNATURES

                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 17, 2001	/s/ H. Lee Scott
H. Lee Scott President and Chief Executive Officer