Form 10-Q
period 2001-04-30
WAL MART STORES INC
filed 2001-06-05
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2001.
                                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes __X__	No ______

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes _____	No ______

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 4,470,957,535 shares as of April 30, 2001.

Page 1 of 13 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	April 30, 2001 (Unaudited)	January 31, 2001 (* Note)
Cash and cash equivalents	$ 1,477	$ 2,054
Receivables	1,761	1,768
Inventories	22,748	21,442
Prepaid expenses and other	1,295	1,291
Total current assets	27,281	26,555

Property, plant and equipment, at cost	49,273	47,813
Less accumulated depreciation	10,801	10,196
Net property, plant and equipment	38,472	37,617

Property under capital leases	4,520	4,620
Less accumulated amortization	1,341	1,303
Net property under capital leases	3,179	3,317

Net goodwill and other acquired intangible assets	8,606	9,059
Other assets and deferred charges	1,890	1,582

Total assets	$79,428	$78,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 3,554	$ 2,286
Accounts payable	14,765	15,092
Accrued liabilities	5,505	6,355
Other current liabilities	4,816	5,216
Total current liabilities	28,640	28,949

Long-term debt	13,534	12,501
Long-term obligations under capital leases	3,095	3,154
Deferred income taxes and other	1,110	1,043
Minority interest	1,085	1,140

Common stock and capital in excess of par value	1,860	1,858
Retained earnings	31,236	30,169
Other accumulated comprehensive income	(1,132)	(684)
Total shareholders' equity	31,964	31,343

Total liabilities and shareholders' equity	$79,428	$78,130

See accompanying notes to condensed consolidated financial statements.
*Note: The balance sheet at January 31, 2001, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 13 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLDIATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended April 30, 2001 2000
Revenues:
Net sales	$48,052	$42,985
Other income - net	513	462
	48,565	43,447
Costs and expenses:
Cost of sales	37,850	33,665
Operating, selling and general and administration expenses	8,143	7,318
Interest costs:
Debt	284	263
Capital leases	68	67
	46,345	41,313
Income before income taxes and minority interest	2,220	2,134
Provision for income taxes	810	785

Income before minority interest	1,410	1,349

Minority interest	(30)	(23)

Net income	$ 1,380	$ 1,326

Net income per common share:
Basic net income per common share
Net income per common share	$ .31	$ .30
Average number of common shares	4,471	4,457

Diluted net income per common share
Net income per common share	$ .31	$ .30
Average number of common shares	4,487	4,478

Dividends per share	$ .07	$ .06

See accompanying notes to condensed consolidated financial statements.

Page 3 of 13 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Three Months Ended April 30, 2001 2000
Cash flows from operating activities:
Net income	$ 1,380	$ 1,326

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	656
Increase in inventories	(1,374)	(1,217)
Increase (decrease) in accounts payable	(247)	69
Other	(282)	47
Net cash provided by operating activities	228	881

Cash flows from investing activities:
Payments for property, plant & equipment	(1,886)	(1,730)
Investment in international operations	-	(617)
Other investing activities	(40)	51
Net cash used in investing activities	(1,926)	(2,296)

Cash flows from financing activities:
Increase in commercial paper	1,468	446
Proceeds from issuance of long-term debt	848	997
Dividends paid	(313)	(267)
Payment of long-term debt	(797)	(729)
Purchase of Company stock	-	(193)
Proceeds from issuance of common stock	-	582
Other financing activities	(51)	106
Net cash provided by financing activities	1,155	942

Effect of exchange rates on cash	(34)	(23)

Net decrease in cash and cash equivalents	(577)	(496)

Cash and cash equivalents at beginning of year	2,054	1,856

Cash and cash equivalents at end of period	$ 1,477	$ 1,360

Supplemental disclosure of cash flow information:

Income taxes paid	$ 308	$ 361
Interest paid	460	424
Capital lease obligations incurred	4	41

See accompanying notes to condensed consolidated financial statements.

Page 4 of 13 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of April 30, 2001, and the related condensed consolidated statements of income for the three month periods ended April 30, 2001, and 2000, and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2001, and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 31, 2001.

      NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding shares reduced by the dilutive effect of stock options (16 million and 21 million options for the quarters ended April 30, 2001 and 2000, respectively).

      NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the FIFO method of accounting had been used domestically by the Company, inventories at April 30, 2001, would have been $192 million higher than reported, which is a decrease in the LIFO reserve of $10 million from January 31, 2001. If the FIFO method had been used domestically at April 30, 2000, inventories would have been $388 million higher than reported, which is an increase in the LIFO reserve of $10 million from January 31, 2000.

      NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The revenues in the "Other" category result from sales to third parties by McLane Company, Inc., a wholesale distributor.

Page 5 of 13 (Form 10-Q)

      Net sales by operating segment were as follows (in millions):

	Three Months Ended April 30, 2001 2000

Wal-Mart Stores	$30,751	$27,540
Sam's Club	6,535	6,079
International	7,636	7,197
Other	3,130	2,169

Total Net Sales	$48,052	$42,985

      Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended April 30, 2001 2000

Wal-Mart Stores	$ 2,222	$ 2,204
Sam's Club	218	189
International	215	149
Other	(83)	(78)

Operating profit	2,572	2,464

Interest expense	352	330

Income before income taxes and Minority interest	$ 2,220	$ 2,134

      For the three months ended April 30, 2000 certain segment operating profit information has been reclassified to conform to current year presentation.

      NOTE 5. Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are currency translation adjustments and hedge accounting adjustments.

      Comprehensive income was $932 million and $1,200 million for the quarters ended April 30, 2001 and 2000, respectively.

      NOTE 6. Financial Instruments

      The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to interest and foreign exchange rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, primarily market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral, generally cash, when appropriate. A significant portion of the Company’s transactions are with counterparties rated A or better by nationally recognized credit rating agencies.

      Adoption of FASB 133

      On February 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative and Hedging Activities" (FASB 133), as amended. Because most of the derivatives used by the Company are designated as net investment hedges, the fair value of these instruments have been included in the balance sheet prior to adoption of the standard. As a result, the effect of adoption of this standard did not have a significant effect on the consolidated financial statements of the Company.

Page 6 of 13 (Form 10-Q)

      Interest rate instruments

      The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Under the swap agreements, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. All of the Company’s interest rate swaps are designated as fair value hedges. In a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. No ineffectiveness was recognized in the first quarter of fiscal 2002 related to these instruments. Contracts with total notional amounts of $881 million outstanding at both April 30, 2001, and January 31, 2001, had fair values totaling $42 million and $45 million at April 30, 2001 and January 31, 2001, respectively. At April 30, 2001 the fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

      Net Investment instruments

      The Company has entered into cross-currency interest rate swaps to hedge its net investments in Canada, Germany and the United Kingdom. The agreements are contracts to exchange fixed rate payments in one currency for fixed rate payments in another currency. During the first quarter of fiscal 2002, the Company included net gains of $200 million in other accumulated comprehensive income related to net investment hedges. Contracts with notional amounts totaling $7.9 billion outstanding at both April 30, 2001, and January 31, 2001, had fair values totaling $1.3 billion and $1.1 billion at April 30, 2001, and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

      Cash Flow Hedge

      During April 2001, the Company entered into a cross-currency interest rate swap related to $325 million of U.S. dollar denominated debt securities issued by a Canadian subsidiary of the Company in April 2001. The swap has been designated as a cash flow hedge, has a notional amount of $325 million and a fair value of ($2.5 million) at April 30, 2001. No ineffectiveness was recognized in the first quarter of fiscal 2002 related to this instrument. The fair value of this hedge is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

      Instruments not designated for hedging

      The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on cross-border purchases of inventory. These contracts are generally for short durations of six months or less. Although these instruments are economic hedges, the Company did not designate these contracts as hedges as it would need to do in order to obtain hedge accounting. As a result, the Company marks the contracts to market periodically, which action affects the Company’s net income. Contracts with notional amounts of $293 million and $246 million outstanding at April 30, 2001, and January 31, 2001, respectively, had fair values totaling $2 million and $6 million at April 30, 2001 and January 31, 2001, respectively. At April 30, 2001 the fair value of these contracts is included in the balance sheet in the line titled ‘Prepaid expenses and other.’

      The Company holds a basis swap arising from a commercial paper financing structure that does not qualify for special hedge accounting under FASB 133. The fair value of this instrument was $500,000 at April 30, 2001 and $200,000 at January 31, 2001.

      Note 7. Subsequent Events

      In May 2001, the Company sold notes totaling $200 million pursuant to its existing shelf registration statement. These notes are a part of the Company’s series of notes that bear interest at 4.625% and will be due in 2003. The proceeds from the sale of these notes were used to reduce commercial paper; therefore, the Company classified $200 million of commercial paper as long-term debt in its April 30, 2001 balance sheet.

Page 7 of 13 (Form 10-Q)

      In May 2001, the Company announced plans to increase its existing common stock repurchase program by $1 billion, resulting in a total authorization of $3 billion. The Company had utilized $300 million of the initial program in the first quarter of fiscal 2001, leaving an authorized balance of $2.7 billion for future common stock repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company had an 11.8% sales increase for the first quarter of fiscal 2002 when compared to the same period in fiscal 2001. This sales increase was attributable to the Company’s domestic and international expansion programs and a domestic comparative store sales increase of 3.7% for the quarter ended April 30, 2001.

      Domestic expansion activity during the first quarter of fiscal 2002 included the addition of seven new Wal-Mart stores, 23 new Supercenters, four new Sam’s Clubs, one new Neighborhood Market and the conversion of 41 Wal-Mart stores to Supercenters. International expansion during the first quarter of fiscal 2002 included the addition of two units in Canada, 10 units in Mexico, two units in Puerto Rico and three units in the United Kingdom.

      At April 30, 2001, the Company had 1,702 Wal-Mart stores, 952 Supercenters, 479 Sam’s Clubs and 20 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina (11), Brazil (20), Canada (176), Germany (94), Korea (6), Mexico (509), Puerto Rico (17) and the United Kingdom (244) and under joint venture agreements in China (11). At April 30, 2000, the Company had 1,784 Wal-Mart stores, 753 Supercenters, 465 Sam’s Clubs and seven Neighborhood Market stores in the United States. Internationally, the Company operated units in Argentina (10), Brazil (16), Canada (166), Germany (95), Korea (5), Mexico (460), Puerto Rico (15), and the United Kingdom (236) and under joint venture agreements in China (8).

      The Company’s gross profit, as a percentage of sales, decreased from 21.7% in the first quarter of fiscal 2001 to 21.2% during the first quarter of fiscal 2002. The lower gross profit occurred primarily in the Wal-Mart Stores segment and can be attributed an increase in food sales, which carry a lower margin as a percentage of the Company’s total sales, an increase in sales made under the Company’s price rollback program and slightly higher markdowns on general merchandise.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 16.9% for the first quarter of fiscal 2002, down from 17.0% in the corresponding period in fiscal 2001. This decrease was due to strong expense control in the Company’s International Segment. Expenses for the Wal-Mart Stores and Sam’s Club segments increased when compared to the same quarter of the 2001 fiscal year. Those segments experienced expense increases in the utilities, insurance and store pre-opening expense categories.

      Interest costs on debt and capital leases were essentially unchanged for the first quarter of fiscal 2002, decreasing as a percent of sales from 0.77% for the first quarter of fiscal 2001 to 0.73% for the first quarter of fiscal 2002.

Wal-Mart Stores segment

      The Wal-Mart Stores segment had an 11.7% sales increase for the quarter ended April 30, 2001 when compared to the sales in the same period in fiscal 2001. This increase was due to continued expansion activities within the segment and sales increases in comparable stores. The comparative store sales increase for the segment was 3.5% for the quarter ended April 30, 2001. The Wal-Mart Stores segment sales as a percentage of total Company sales decreased slightly from 64.1% in the quarter ended April 30, 2000, to 64.0% for the quarter ended April 30, 2001. This decrease is a result of increased sales from the Company’s McLane subsidiary, which is included in the Company’s "Other" segment. McLane sales for the quarter ended April 30, 2001 increased by 44.3% when compared to the first quarter of the prior fiscal year. This increase is due primarily to the acquisition of AmeriServe Food Distribution, Inc. which was completed by McLane late in fiscal 2001.

Page 8 of 13 (Form 10-Q)

      The Wal-Mart Stores segment’s operating profit was unchanged at $2.2 billion in the first quarter of both fiscal 2001 and fiscal 2002. For the quarter ended April 30, segment operating profit as a percent of sales decreased from 8.0% in fiscal 2001 to 7.2% in fiscal 2002. The reduction in operating profit as a percentage of sales for the quarter was primarily the result of a reduced gross profit percentage and pressure from increased utility, insurance and store pre-opening expenses.

Sam’s Club segment

      The Sam’s Clubs segment had a 7.5% sales increase for the quarter ended April 30, 2001 when compared to the sales in the same period in fiscal 2001. This increase was due to continued expansion activities within the segment and sales increases in comparable clubs. For the segment the comparative sales increases were 5.0% for the quarter ended April 30, 2001. Sam’s Clubs sales as a percentage of total Company sales fell from 14.1% in the quarter ended April 30, 2000, to 13.6% for the quarter ended April 30, 2001. This decrease is largely due to the increased McLane sales discussed above and sales growth in the Wal-Mart Stores segment.

      The Sam’s Club segment operating profit increased from $189 million in the first quarter of fiscal 2001 to $218 million in the first quarter of fiscal 2002. For the quarter ended April 30, segment operating profit as a percent of sales increased from 3.1% in fiscal 2001 to 3.3% in fiscal 2002. This increase in operating profit is primarily the result of improved gross profit, which was offset by a slight increase in expenses.

International segment

      The International segment had a 6.1% sales increase for the quarter ended April 30, 2001 when compared to the sales in the same period in fiscal 2001. This increase was due to continued expansion activities within the segment. International sales as a percentage of total Company sales fell from 16.7% in the quarter ended April 30, 2000, to 15.9% for the quarter ended April 30, 2001. This decrease is largely due to the increase in McLane sales discussed previously.

      The International segment operating profit increased from $149 million in the first quarter of fiscal 2001 to $215 million in the first quarter of fiscal 2002. For the quarter ended April 30, segment operating profit as a percent of sales increased from 2.1% in fiscal 2001 to 2.8% in fiscal 2002. This increase in operating profit is primarily the result of a slight increase in gross margin and a more substantial reduction in operating expenses.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $228 million for the first quarter of fiscal 2002, compared with $881 million for the comparable period in fiscal 2001. Operating cash flow was down for the three months ended April 30, 2001, primarily due to a decrease of $247 million in accounts payable compared with an increase in accounts payable of $69 million in the first quarter of fiscal 2001 and the addition of $1,374 million in inventory in the first quarter of fiscal 2002 compared with an increase in inventory of $1,217 million in the comparable period in fiscal 2001. Additionally, accrued liabilities decreased by $306 million for the first quarter of fiscal 2002 compared to an increase of $69 million for the three-month period ended April 30, 2001.

      During the first three months of fiscal 2002, the Company paid dividends of $313 million, invested $1.9 billion in capital expenditures, made payments on long-term debt of $797 million, issued long-term debt totaling $848 million and issued $1.5 billion of commercial paper.

Page 9 of 13 (Form 10-Q)

      At April 30, 2001, the Company had total assets of $79,428 million compared with total assets of $78,130 million at January 31, 2001. Working capital deficit at April 30, 2001, was $1,359 million, a decrease of $1,035 million from $2,394 million at January 31, 2001. The ratio of current assets to current liabilities was 1.0 to 1.0, at April 30, 2001 and 0.9 to 1.0 at January 31, 2001, and April 30, 2000.

      On April 11, 2001, the Company sold $500 million of 4.625% notes due in 2003. The proceeds from this sale were used to reduce commercial paper. On April 27, 2001 a subsidiary of the Company, Wal-Mart Canada Venture Corp., sold $325 million of 5.58% notes due 2006 in a Rule 144A offering. Wal-Mart Stores, Inc irrevocably and unconditionally guaranteed the payment of principal and interest on Wal-Mart Canada Venture Corp. notes. Wal-Mart Canada Venture Corp. used the net proceeds from the sale of these notes to finance the reduction of the short-term borrowings in Canada of the Company’s operating subsidiaries, to finance the operations and expansion activities of foreign operating subsidiaries and for other general corporate purposes.

      In March 2001, the Company announced an increase in its annual dividend by 17% to $.28 per share. The Company has increased its dividend every year since its first declared dividend in March 1974.

      In May 2001, the Company sold notes totaling $200 million pursuant to its existing shelf registration statement. These notes are a part of the Company’s series of notes that bear interest at 4.625% due in 2003. The proceeds from the sale of these notes were used to reduce commercial paper; therefore, the Company classified $200 million of commercial paper as long-term debt in its April 30, 2001 balance sheet.

      In May 2001, the Company announced plans to increase its existing common stock repurchase program by $1 billion, resulting in a total authorization of $3 billion. The Company had utilized $300 million of the initial program in the first quarter of fiscal 2001, leaving an authorized balance of $2.7 billion for future common stock repurchases.

      If operating cash flow generated by the Company is not sufficient to pay the increased dividend and to fund all capital expenditures, the Company anticipates funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. After the May 2001 note sale discussed previously, the Company has the ability to sell up to $701 million of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. The Company may file a new shelf registration statement in the near future to increase its capacity to issue registered long-term debt securities. Management’s objective is to maintain a debt to total capitalization ratio of approximately 40%. At April 30, 2001 and January 31, 2001, the Company’s ratio of debt to total capitalization was 42.6% and 41.6%, respectively.

Market Risk

      Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in currency exchange rates. The Company’s market risks at April 30, 2001 are similar to those disclosed in the Company’s Form 10-K/A for the year ended January 31, 2001. However, the Company added a cross-currency swap with a notional amount of $325 million during the first quarter of fiscal 2002. The fair value of this swap, which is designated as a cash flow hedge, was ($2.5 million) at April 30, 2001. The fair value of the Company’s cross-currency derivative instruments designated as net investment hedges existing at January 31, 2001 increased from $1.1 billion at January 31, 2001 to $1.3 billion at April 30, 2001. The fair value of the Company’s interest rate instruments existing at January 31, 2001 decreased from $45 million at January 31, 2001 to $42 million at April 30, 2001. The Company continues to evaluate its risk management strategies in light of the adoption of FASB 133. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended January 31, 2001, that are exhibits to the Company’s Annual Report of Form 10-K/A for the year ended January 31, 2001 and which exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Page 10 of 13 (Form 10-Q)

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

      During fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford for various violations of state environmental laws alleging the Company failed to adequately permit and or maintain records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company’s compliance with the general permit for the discharge of stormwater associated with those stores. The Company will vigorously defend against these allegations.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   The following document is filed as an exhibit to this Form 10-Q:

      Exhibit 12 - Statement Re Computation of Fixed Charges.

(b)   Reports on Form 8-K.

 Report on Form 8-K, dated April 11, 2001, with respect to the April
 11, 2001 completion of the sale of a $500 million aggregate principal amount of the Company's 4.625% Notes due April 15, 2003.

Page 11 of 13 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WAL-MART STORES, INC.

Date: June 5, 2001                             /s/ H. Lee Scott
                                                    H. Lee Scott
                                                    President and
                                                    Chief Executive Officer

Date: June 5, 2001                            /s/ Thomas M. Schoewe
                                                   Thomas M. Schoewe
                                                   Executive Vice President
                                                   and Chief Financial Officer

Page 12 of 13 (Form 10-Q)

Index to Exhibits

Exhibit
Number                   Description of Document
12                       Statement Re Computation of Ratios.

Page 13 of 13 (Form 10-Q)