Form 10-Q
period 2001-07-31
WAL MART STORES INC
filed 2001-09-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001.

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

Common Stock, $.10 Par Value – 4,466,960,022 shares as of July 31, 2001.

Page 1 of 17 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	July 31, 2001 (Unaudited)	January 31, 2001 (*Note)

Cash and cash equivalents	$ 1,834	$ 2,054
Receivables	1,751	1,768
Inventories	23,034	21,442
Prepaid expenses and other	1,377	1,291
Total current assets	27,996	26,555

Property, plant and equipment, at cost	51,275	47,813
Less accumulated depreciation	11,418	10,196
Net property, plant and equipment	39,857	37,617

Property under capital leases	4,526	4,620
Less accumulated amortization	1,380	1,303
Net property under capital leases	3,146	3,317

Net goodwill and other acquired intangible assets	8,543	9,059
Other assets and deferred charges	2,034	1,582

Total assets	$ 81,576	$ 78,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 1,088	$ 2,286
Accounts payable	15,422	15,092
Accrued liabilities	6,172	6,355
Other current liabilities	4,741	5,216
Total current liabilities	27,423	28,949

Long-term debt	15,706	12,501
Long-term obligations under capital Leases	3,030	3,154
Deferred income taxes and other	1,233	1,043
Minority interest	1,106	1,140

Common stock and capital in excess of par Value	1,792	1,858
Retained earnings	32,303	30,169
Other accumulated comprehensive income	(1,017)	(684)
Total shareholders' equity	33,078	31,343

Total liabilities and shareholders' Equity	$ 81,576	$ 78,130

See accompanying notes to condensed consolidated financial statements.

*  Note:  The balance sheet at January 31, 2001, has been derived from the audited consolidated financial statements of the Company at that date, and condensed.

Page 2 of 17 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended July 31, 2001 2000		Six Months Ended July 31, 2001 2000
Revenues:
Net Sales	$ 52,799	$ 46,112	$100,851	$ 89,097
Other income - net	470	476	983	938
	53,269	46,588	101,834	90,035
Costs and expenses:
Cost of sales	41,412	36,044	79,262	69,709
Operating, selling and general and administrative expenses	8,893	7,625	17,036	14,943
Interest costs:
Debt	284	273	569	536
Capital leases	67	71	135	138
	50,656	44,013	97,002	85,326
Income before income taxes and minority Interest	2,613	2,575	4,832	4,709

Provision for income taxes	954	948	1,764	1,733

Income before minority interest	1,659	1,627	3,068	2,976

Minority interest	(37)	(31)	(67)	(54)

Net income	$ 1,622	$ 1,596	$ 3,001	$ 2,922

Net income per common share:

Basic net income per common share;
Net income per common share	$ 0.36	$ 0.36	$ 0.67	$ 0.66
Average number of common shares	4,470	4,465	4,472	4,460

Diluted net income per common share;
Net income per common share	$ 0.36	$ 0.36	$ 0.67	$ 0.65
Average number of common shares	4,486	4,487	4,488	4,482

Dividends per share	$ 0.07	$ 0.06	$ 0.14	$ 0.12

See accompanying notes to condensed consolidated financial statements.

Page 3 of 17 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
Six Months Ended July 31, 2001 2000
Cash flows from operating activities:
Net income	$ 3,001	$ 2,922

Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	1,481	1,331
Increase in inventories	(1,631)	(1,413)
Increase (decrease) in accounts payable	539	(336)
Other	(444)	(461)
Net cash provided by operating activities	2,946	2,043

Cash flows from investing activities:
Payments for property, plant & equipment	(3,874)	(3,724)
Investment in international operations	-	(617)
Other investing activities	(53)	101
Net cash used in investing activities	(3,927)	(4,240)

Cash flows from financing activities:
Increase (decrease) in commercial paper	(1,197)	2,127
Proceeds from issuance of long-term debt	4,141	1,017
Dividends paid	(625)	(534)
Payment of long-term debt	(1,222)	(1,294)
Purchase of Company stock	(254)	(193)
Proceeds from issuance of common stock	-	582
Other financing activities	(115)	(48)
Net cash provided by financing activities	728	1,657

Effect of exchange rates on cash	33	(6)

Net decrease in cash and cash equivalents	(220)	(546)

Cash and cash equivalents at beginning of year	2,054	1,856

Cash and cash equivalents at end of period	$ 1,834	$ 1,310

Supplemental disclosure of cash flow information:

Income taxes paid	$ 1,786	$ 1,717
Interest paid	732	703
Capital lease obligations incurred	29	195

See accompanying notes to condensed consolidated financial statements.

Page 4 of 17 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of July 31, 2001, and the related condensed consolidated statements of income for the three and six month periods ended July 31, 2001, and 2000, and the condensed consolidated statements of cash flows for the six month periods ended July 31, 2001, and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items, other than adjustments related to the reorganization relating to the Company’s acquisition of the minority ownership of Walmart.com. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options (16 million and 22 million shares for the quarters ended July 31, 2001 and 2000, and 16 million and 22 million for the six month periods ended July 31, 2001 and 2000, respectively).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at July 31, 2001, would have been $182 million higher than reported, a decrease in the LIFO reserve of $20 million from January 31, 2001, and a decrease of $10 million from April 30, 2001. If the FIFO method had been used at July 31, 2000, inventories would have been $398 million higher than reported, an increase in the LIFO reserve of $20 million from January 31, 2000, and an increase of $10 million from April 30, 2000.

Page 5 of 17 (Form 10-Q)

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

Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31, 2001 2000		Six Months Ended July 31, 2001 2000

Wal-Mart Stores	$ 33,870	$ 29,647	$ 64,621	$ 57,187
Sam's Club	7,270	6,665	13,805	12,744
International	8,362	7,404	15,998	14,601
Other	3,297	2,396	6,427	4,565

Total Net Sales	$ 52,799	$ 46,112	$ 100,851	$ 89,097

      Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended July 31, 2001 2000		Six Months Ended July 31, 2001 2000

Wal-Mart Stores	$ 2,618	$ 2,516	$ 4,840	$ 4,720
Sam's Club	267	240	485	429
International	315	232	530	381
Other	(236)	(69)	(319)	(147)

Operating profit	$ 2,964	$ 2,919	$ 5,536	$ 5,383

Interest expense	351	344	704	674

Income before income Taxes and minority Interest	$ 2,613	$ 2,575	$ 4,832	$ 4,709

Certain segment operating profit information for the three and six-month periods ending July 31, 2000 has been reclassified to conform to current year presentation.

Page 6 of 17 (Form 10-Q)

NOTE 5. Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are foreign currency translation adjustments and hedge accounting adjustments.

      Comprehensive income was $1,737 million and $1,223 million for the quarters ended July 31, 2001 and 2000, respectively, and was $2,668 million and $2,423 million for the six months ended July 31, 2001 and 2000, respectively.

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

      Adoption of FASB 133

      On February 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative and Hedging Activities" (FASB 133), as amended. Because most of the derivatives used by the Company are designated as net investment hedges, the fair value of these instruments have been included in the balance sheet prior to adoption of the standard. As a result, the adoption of this standard did not have a significant effect on the consolidated financial statements of the Company.

      Interest rate instruments

      The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Under the swap agreements, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. All of the Company’s interest rate swaps are designated as fair value hedges. In a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. No ineffectiveness was recognized in the first six months of fiscal 2002 related to these instruments. Contracts with total notional amounts of $3.8 billion and $881 million outstanding at July 31, 2001 and January 31, 2001, respectively, had fair values totaling $67 million and $45 million at July 31, 2001 and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

Page 7 of 17 (Form 10-Q)

      Net Investment Instruments

      The Company has entered into cross-currency interest rate swaps to hedge its net investments in Canada, Germany and the United Kingdom. The agreements are contracts to exchange fixed rate payments in one currency for fixed rate payments in another currency. During the quarter and six month periods ending July 31, 2001, the Company included net gains of $88 million and $322 million , respectively, in other accumulated comprehensive income related to net investment hedges. Contracts with notional amounts totaling $7.9 billion outstanding at both July 31, 2001, and January 31, 2001, had fair values totaling $1.4 billion and $1.1 billion at July 31, 2001, and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

      Cash Flow Hedge

      The Company has entered into a cross-currency interest rate swap related to $325 million of U.S. dollar denominated debt securities issued by a Canadian subsidiary of the Company. The swap has been designated as a cash flow hedge, has a notional amount of $325 million and had a fair value of $400,000 at July 31, 2001. No ineffectiveness was recognized in the first six-months of fiscal 2002 related to this instrument. The fair value of this hedge is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

      Instruments Not Designated for Hedging

      The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on cross-border purchases of inventory. These contracts are generally for short durations of six months or less. Although these instruments are economic hedges, the Company did not designate these contracts as hedges as required in order to obtain hedge accounting. As a result, the Company marks the contracts to market through earnings. Contracts with notional amounts of $175 million and $292 million outstanding at July 31, 2001, and January 31, 2001, respectively, had fair values totaling $17,000 and $6 million at July 31, 2001 and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Prepaid expenses and other.’

      The Company holds a basis swap arising from a commercial paper financing structure that does not qualify for special hedge accounting under FASB 133. The fair value of this instrument was $900,000 at July 31, 2001 and $200,000 at January 31, 2001.

NOTE 7. New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Page 8 of 17 (Form 10-Q)

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $223 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

      The Company had 14.5% and 13.2% sales increases for the quarter and the six months ended July 31, 2001, respectively, when compared to the comparable periods in fiscal 2001. These sales increases were attributable to the Company’s domestic and international expansion programs and domestic comparative store sales increases of 5.7% and 4.7% for the quarter and the six months ended July 31, 2001, respectively, over the comparable periods in fiscal 2001.

      The Company’s gross profit as a percentage of sales decreased from 21.8% in the second quarter of fiscal 2001 to 21.6% during the second quarter of fiscal 2002. For the six-month period ended July 31, 2001, gross profit as a percentage of sales was 21.4%, down from 21.8% in last year’s comparable period. The lower gross profit can be attributed to an increase in food sales, which carry a lower margin as a percentage of the Company’s total sales, an increase in sales made under the Company’s price rollback program and increased competitive markdowns. Additionally, consumers are shifting their buying patterns to items which carry lower margins.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 16.8% for the second quarter of fiscal 2002, up from 16.5% in the corresponding period last year and 16.9% for the six months ended July 31, 2001 compared with 16.8% for the comparable six-month period in fiscal 2001. The Company experienced the most significant expense increases in the utilities, insurance and associate wage categories.

      During July 2001, the Company acquired the outstanding minority interest in Walmart.com. Previously, the minority interest was owned primarily by Accel Partners. A reorganization resulting from the acquisition resulted in a charge against the earnings of the Company in the second quarter of fiscal 2002 of slightly less than one cent per share. Walmart.com will remain a separate business unit within the Company.

Page 9 of 17 (Form 10-Q)

      At July 31, 2001, the Company had 1,667 Wal-Mart stores, 998 Supercenters, 23 Neighborhood Markets and 486 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(11), Brazil(21), Canada(177), Germany(93), Korea (7), Mexico(520), Puerto Rico(17), the United Kingdom (246) and under joint venture agreements in China (14). At July 31, 2000, the Company had 1,766 Wal-Mart stores, 796 Supercenters, eight Neighborhood Markets and 466 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(10), Brazil(16), Canada(166), Germany(94), Korea (5), Mexico(473), Puerto Rico(15), the United Kingdom (240) and under joint venture agreements in China(8).

Wal-Mart Stores Segment

      The Wal-Mart Stores segment had 14.2% and 13.0% sales increases for the quarter and six months ended July 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due to continued expansion activities within the segment and sales increases in comparable stores. The comparative store sales increase for the Wal-Mart stores segment was 5.6% and 4.6% for the quarter and six months ended July 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. Segment expansion activity during the first six months of fiscal 2002 included the addition of nine new Wal-Mart stores, 32 new Supercenters, four new Neighborhood Markets and the conversion of 78 Wal-Mart stores to Supercenters. The Wal-Mart Stores segment sales as a percentage of total Company sales decreased slightly from 64.3% and 64.2% in the quarter and six months ended July 31, 2000, to 64.2% and 64.1% for the quarter and six months ended July 31, 2001, respectively. This decrease is primarily the result of increased sales from the Company’s McLane subsidiary, which is included in the Company’s "Other" segment. McLane sales for the quarter ended July 31, 2001 increased by 37.6% and 40.8%, respectively when compared to the second quarter and first six-months of the prior fiscal year. This increase is due primarily to the acquisition of AmeriServe Food Distribution, Inc. which was completed by McLane late in fiscal 2001.

      For the second quarter of fiscal 2002, the Wal-Mart Stores segment’s operating profit was $2.6 billion up slightly from $2.5 billion for the second quarter of fiscal 2001. Segment operating profit as a percent of segment sales decreased from 8.5% in the second quarter of fiscal 2001 to 7.7% in the second quarter of fiscal 2002. For the six-month period ended July 31, segment operating profit increased from $4.7 billion in fiscal 2001 to $4.8 billion in fiscal 2002. Segment operating profit as a percent of total segment sales for the six month period ended July 31 decreased from 8.3% in fiscal 2001 to 7.5% in fiscal 2002.

      The reduction in segment operating profit as a percentage of segment sales for the quarter and six month period ended July 31, 2001, was primarily the result of a reduced gross profit percentage and expense pressure from increased utility, insurance, repairs and maintenance and payroll costs.

Page 10 of 17 (Form 10-Q)

Sam’s Club Segment

      The Sam’s Club segment had 9.1% and 8.3% sales increases for the quarter and six months ended July 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due to continued expansion activities within the segment and sales increases in comparable clubs. Comparable club sales increases were 5.7% and 5.4% for the quarter and six months ended July 31, 2001, respectively. Segment expansion activity during the first six months of fiscal 2002 included the addition of 11 new Sam’s Clubs. Sam’s Club segment sales as a percentage of total Company sales decreased from 14.5% and 14.3% in the quarter and six months ended July 31, 2000, to 13.8% and 13.7% for the quarter and six months ended July 31, 2001, respectively. This decrease is a result of the increased McLane sales discussed above and sales growth in the Wal-Mart Stores segment.

      For the second quarter of fiscal 2002, the Sam’s Club segment operating profit was $267 million up from $240 million for the second quarter of fiscal 2001. Segment operating profit as a percent of segment sales increased from 3.6% in the second quarter of fiscal 2001 to 3.7% in the second quarter of fiscal 2002. For the six-month period ended July 31, segment operating profit increased from $429 million in fiscal 2001 to $485 million in fiscal 2002. Segment operating profit as a percent of segment sales for the six-month period ended July 31 increased from 3.4% in fiscal 2001 to 3.5% in fiscal 2002.

      The increase in segment operating profit as a percentage of segment sales for the quarter and six-month period ended July 31, 2001, was primarily the result of an improved gross profit percentage which was partially offset by expense pressure from increased utility, payroll and repairs and maintenance expenses.

International Segment

      The International segment had 12.9% and 9.6% sales increases for the quarter and six months ended July 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due to continued expansion activities within the segment during the first six months of fiscal 2002, which included the net addition of one unit in Brazil, three units in Canada, three units in China, one unit in Korea, 21 units in Mexico, two units in Puerto Rico and five units in the United Kingdom. The International segment sales as a percentage of total Company sales decreased from 16.1% and 16.4% in the quarter and six-month periods ended July 31, 2000, to 15.8% and 15.9% for the quarter and six month periods ended July 31, 2001, respectively. This decrease is a result of the increased McLane sales discussed above and the impact of changes in foreign currency exchange rates.

      For the second quarter of fiscal 2002, the International segment operating profit was $315 million up from $232 million for the second quarter of fiscal 2001. Segment operating profit as a percent of segment sales increased from 3.1% in the second quarter of fiscal 2001 to 3.8% in the second quarter of fiscal 2002. For the six-month period ended July 31, segment operating profit increased from $381 million in fiscal 2001 to $530 million in fiscal 2002. Segment operating profit as a percent of segment sales for the six-month period ended July 31 increased from 2.6% in fiscal 2001 to 3.3% in fiscal 2002.

Page 11 of 17 (Form 10-Q)

      The increase in segment operating profit as a percentage of segment sales for the quarter and six-month periods ended July 31 was primarily the result of expense reductions within the segment. Partially offsetting the decrease in expenses is a reduction of gross profit for both the quarter and six months ended July 31, 2001. The Company continues to incur operating losses in its Germany operations, although these losses are now running below the level of losses in fiscal 2001. The Company is investing aggressively in price rollbacks in Germany to establish its "Everyday Low Price" strategy and is accelerating its private label program in its German stores.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $2.9 billion for the first six months of fiscal 2002, compared with $2.0 billion for the comparable period in fiscal 2001. Operating cash flow increased for the six months ended July 31, 2001, primarily due to an increase of $539 million in accounts payable compared with a decrease in accounts payable of $336 million in the first six months of fiscal 2001, partially offset by the addition of $1.6 billion in inventory in the first six months of fiscal 2002 compared with an increase in inventory of $1.4 billion in the comparable period in fiscal 2001.

      During the first six months of fiscal 2002, the Company paid dividends of $625 million, invested $3.9 billion in capital expenditures, repurchased $254 million of its common stock, made payments on long-term debt of $1.2 billion, issued long-term debt totaling $4.1 billion and reduced its commercial paper borrowings by $1.2 billion.

      At July 31, 2001, the Company had total assets of $81.6 billion compared with total assets of $78.1 billion at January 31, 2001. Working capital at July 31, 2001, was $573 million, an increase of $3.0 billion from the $2.4 billion working capital deficit at January 31, 2001. The ratio of current assets to current liabilities was 1.0 to 1.0, at July 31, 2001 and 0.9 to 1.0 at January 31, 2001, and July 31, 2000.

      In July 2001, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission under which it could issue up to a total of $6 billion in debt securities. $1.5 billion of 4.375% notes due 2003 and $1.5 billion of 5.450% notes due 2006 were sold subject to the shelf registration statement in July 2001. After the issuance of these notes the Company is permitted to issue an additional $3 billion of debt securities under the shelf registration statement.

      In May 2001, the Company announced plans to increase its existing common stock repurchase program by $1 billion, resulting in a total authorization of $3 billion. During June 2001, the Company purchased 5.1 million of its common shares for a total amount of $254 million. The Company had previously utilized $285 million of the initial repurchase program leaving an authorized balance of $2.5 billion for future common stock repurchases at July 31, 2001.

Page 12 of 17 (Form 10-Q)

      If operating cash flow generated by the Company is not sufficient to pay dividends, fund the stock repurchase program and to fund all capital expenditures, the Company anticipates funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. Management’s objective is to maintain a debt to total capitalization ratio of approximately 40%. At July 31, 2001 and January 31, 2001, the Company’s ratio of debt to total capitalization was 42.0% and 41.6%, respectively.

New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $223 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in currency exchange rates. The Company’s market risks at July 31, 2001 are similar to those disclosed in the Company’s Form 10-K/A for the year ended January 31, 2001. However, the Company added a cross-currency swap with a notional amount of $325 million during the first quarter of fiscal 2002. The fair value of this swap, which is designated as a cash flow hedge, was $400,000 at July 31, 2001. During the second quarter of fiscal 2002, the Company added six interest rate swap instruments designated as fair value hedges as shown in the following table (in millions):

Page 13 of 17 (Form 10-Q)

Rate Paid	USD Rate Received	Notional Amount	Fair Value at July 31, 2001

3-mo. US LIBOR plus 2.35%	7.500%	$ 500	$ 5
3-mo. US LIBOR plus .32%	5.875%	597	9
3-mo. US LIBOR plus 2.27%	8.000%	250	4
3-mo. US LIBOR plus 1.01%	7.250%	445	11
3-mo. US LIBOR plus .01%	5.450%	750	4
3-mo. US LIBOR plus .01%	5.450%	750	4

      The fair value of the Company’s cross-currency derivative instruments designated as net investment hedges existing at January 31, 2001 increased from $1.1 billion at January 31, 2001 to $1.4 billion at July 31, 2001.

      The fair value of the Company’s interest rate instruments, including the six new swaps discussed above, increased from $45 million at January 31, 2001 to $67 million at July 31, 2001.

      The Company continues to evaluate its risk management strategies in light of the adoption of FASB 133. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended January 31, 2001, that is contained in exhibits to the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2001, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

      During fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford for various violations of state environmental laws alleging the Company failed to obtain necessary permits and/or maintain records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company’s compliance with the general permit for the discharge of stormwater associated with those stores. The Company will vigorously defend against these allegations.

Page 14 of 17 (Form 10-Q)

      The Company recently settled claims brought against it by the U.S. Environmental Protection Agency (USEPA) alleging violations of the Clean Water Act by general contractors hired for the development of new Wal-Mart Stores in Texas, New Mexico and Oklahoma, which claims carried penalty calculations of $5.6 million. The Company has paid a fine of $1 million, of which $250,000 will be reimbursed to the Company by its general contractors. Pursuant to a negotiated consent decree, the Company will exercise greater oversight responsibility with respect to the work of its general contractors insofar as compliance with the Clean Water Act is concerned, and the USEPA will more closely inform the Company of conditions observed by USEPA inspectors at the job sites of the Company's general contractors.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Shareholders’ Meeting was held June 1, 2001, in Fayetteville, Arkansas.

Election of Directors

      At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company’s proxy statement dated April 16, 2001. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes

John T. Chambers	3,988,092,149	42,680,555	0	0
Stephen Friedman	3,917,678,687	113,094,017	0	0
Stanley C. Gault	3,985,437,773	45,334,931	0	0
David D. Glass	3,983,297,434	47,475,270	0	0
Roland A. Hernandez	3,988,278,196	42,494,508	0	0
J. Paul Reason	3,987,168,061	43,604,643	0	0
Elizabeth A. Sanders	3,988,230,656	42,542,048	0	0
H. Lee Scott, Jr.	3,983,725,299	47,047,405	0	0
Jack C. Shewmaker	3,981,289,457	49,483,247	0	0
Donald G. Soderquist	3,982,894,039	47,878,665	0	0
Jose H. Villarreal	3,986,257,574	44,515,130	0	0
John T. Walton	3,983,117,275	47,655,429	0	0
S. Robson Walton	3,983,698,673	47,074,031	0	0

      In addition, the shareholders voted upon and rejected a shareholder proposal that proposed that the Board of Directors prepare a report describing the Company’s actions to ensure the Company does not purchase goods from suppliers who did not meet certain standards. The vote on the proposal was as follows:

Page 15 of 17 (Form 10-Q)

For	Against or Withheld	Abstentions	Broker Non-Votes

181,331,960	3,291,452,158	136,026,071	441,962,515

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

Item 6. Exhibits and Reports on Form 8-K

   (a)   The following documents are filed as an exhibit to this Form

         10-Q:

         Exhibit 12 – Statement Re Computation of Ratios

   (b)   Reports on Form 8-K

         Report on Form 8-K, dated May 9, 2001, with respect to the Company’s completion on May 9, 2001 of the sale of $200 million aggregate principal 4.625% Notes due 2003.

Page 16 of 17 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAL-MART STORES, INC.

Date: September 4, 2001               /s/ H. Lee Scott, Jr.

                                         H. Lee Scott, Jr.
                                         President and
                                         Chief Executive Officer

Date: September 4, 2001               /s/ Thomas M. Schoewe

                                         Thomas M. Schoewe
                                         Executive Vice President
                                         and Chief Financial Officer

Page 17 of 17 (Form 10-Q)