Form 10-Q
period 2001-10-31
WAL MART STORES INC
filed 2001-11-29
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Common Stock, $.10 Par Value – 4,457,088,064 shares as of October 31, 2001.

Page 1 of 19 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	October 31, 2001 (Unaudited)	January 31, 2001 (*Note)

Cash and cash equivalents	$ 2,033	$ 2,054
Receivables	1,669	1,768
Inventories	27,582	21,442
Prepaid expenses and other	1,336	1,291
Total current assets	32,620	26,555

Property, plant and equipment, at cost	53,332	47,813
Less accumulated depreciation	12,015	10,196
Net property, plant and equipment	41,317	37,617

Property under capital leases	4,546	4,620
Less accumulated amortization	1,415	1,303
Net property under capital leases	3,131	3,317

Net goodwill and other acquired intangible assets	8,777	9,059
Other assets and deferred charges	2,500	1,582

Total assets	$ 88,345	$ 78,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 4,072	$ 2,286
Accounts payable	17,880	15,092
Accrued liabilities	7,015	6,355
Other current liabilities	3,902	5,216
Total current liabilities	32,869	28,949

Long-term debt	15,822	12,501
Long-term obligations under capital leases	2,989	3,154
Deferred income taxes and other	1,254	1,043
Minority interest	1,134	1,140

Common stock and capital in excess of par value	1,839	1,858
Retained earnings	32,923	30,169
Other accumulated comprehensive income	(485)	(684)
Total shareholders' equity	34,277	31,343

Total liabilities and shareholders' Equity	$ 88,345	$ 78,130

See accompanying notes to condensed consolidated financial statements.

*  Note:  The balance sheet at January 31, 2001, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 19 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended October 31, 2001 2000		Nine Months Ended October 31, 2001 2000
Revenues:
Net sales	$ 52,738	$ 45,676	$153,588	$134,773
Other income - net	476	505	1,459	1,443
	53,214	46,181	155,047	136,216
Costs and expenses:
Cost of sales	41,388	35,694	120,650	105,403
Operating, selling and general and administrative expenses	9,114	7,918	26,149	22,862
Interest costs:
Debt	256	307	825	842
Capital leases	66	68	201	206
	50,824	43,987	147,825	129,313
Income before income taxes and minority Interest	2,390	2,194	7,222	6,903
Provision for income taxes	872	807	2,636	2,540

Income before minority interest	1,518	1,387	4,586	4,363

Minority interest	(37)	(18)	(104)	(72)

Net income	$ 1,481	$ 1,369	$ 4,482	$ 4,291

Net income per common share:

Basic net income per common share
Net income per common share	$ 0.33	$ 0.31	$ 1.00	$ 0.96
Average number of common shares	4,466	4,468	4,471	4,463

Diluted net income per common share
Net income per common share	$ 0.33	$ 0.31	$ 1.00	$ 0.96
Average number of common shares	4,481	4,487	4,487	4,484

Dividends per share	$ 0.07	$ 0.06	$ 0.21	$ 0.18

See accompanying notes to condensed consolidated financial statements.

Page 3 of 19 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Nine Months Ended October 31, 2001 2000
Cash flows from operating activities:
Net income	$ 4,482	$ 4,291

Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,288	2,014
Increase in inventories	(6,214)	(5,315)
Increase in accounts payable	2,769	3,007
Other	618	(184)
Net cash provided by operating activities	3,943	3,813

Cash flows from investing activities:
Payments for property, plant & equipment	(6,051)	(5,846)
Investment in international operations	-	(617)
Other investing activities	32	53
Net cash used in investing activities	(6,019)	(6,410)

Cash flows from financing activities:
Increase in commercial paper	1,789	2,441
Proceeds from issuance of long-term debt	4,604	1,523
Dividends paid	(937)	(802)
Payment of long-term debt	(2,510)	(1,292)
Purchase of Company stock	(834)	(193)
Proceeds from issuance of common stock	-	582
Other financing activities	(86)	(95)
Net cash provided by financing activities	2,026	2,164

Effect of exchange rates on cash	29	(112)

Net decrease in cash and cash equivalents	(21)	(545)

Cash and cash equivalents at beginning of year	2,054	1,856

Cash and cash equivalents at end of period	$ 2,033	$ 1,311

Supplemental disclosure of cash flow information:

Income taxes paid	$ 2,737	$ 2,588
Interest paid	1,149	1,123
Capital lease obligations incurred	57	254

See accompanying notes to condensed consolidated financial statements.

Page 4 of 19 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheet as of October 31, 2001, and the related condensed consolidated statements of income for the three and nine month periods ended October 31, 2001, and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended October 31, 2001, and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items, other than adjustments related to the reorganization relating to the Company’s acquisition of the minority ownership of Wal-Mart.com, Inc. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

    Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options (15 million and 19 million shares for the quarters ended October 31, 2001 and 2000, and 16 million and 21 million for the nine-month periods ended October 31, 2001 and 2000, respectively).

NOTE 3. Inventories

    The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at October 31, 2001, would have been $172 million higher than reported, which is a decrease in the LIFO reserve of $30 million from January 31, 2001, and a decrease of $10 million from July 31, 2001. If the FIFO method had been used at October 31, 2000, inventories would have been $408 million higher than reported, an increase in the LIFO reserve of $30 million from January 31, 2000, and an increase of $10 million from July 31, 2000.

Page 5 of 19 (Form 10-Q)

NOTE 4. Segments

    The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Market stores in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The revenues in the "Other" category result from sales to third parties by the Company’s wholly-owned subsidiary, McLane Company, Inc., a wholesale distributor.

Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31, 2001 2000		Nine Months Ended October 31, 2001 2000

Wal-Mart Stores	$ 33,601	$ 29,226	$ 98,222	$ 86,413
Sam's Club	7,295	6,573	21,099	19,317
International	8,678	7,437	24,676	22,038
Other	3,164	2,440	9,591	7,005

Total net sales	$ 52,738	$ 45,676	$ 153,588	$ 134,773

Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended October 31, 2001 2000		Nine Months Ended October 31, 2001 2000

Wal-Mart Stores	$ 2,346	$ 2,239	$ 7,186	$ 6,959
Sam's Club	246	219	731	648
International	344	241	874	622
Other	(224)	(130)	(543)	(278)

Operating profit	2,712	2,569	8,248	7,951

Interest expense	322	375	1,026	1,048

Income before income taxes and minority interest	$ 2,390	$ 2,194	$ 7,222	$ 6,903

   Page 6 of 19 (Form 10-Q)

    Certain segment operating profit information for the three-month and nine-month periods ending October 31, 2000 has been reclassified to conform to current year presentation.

NOTE 5. Comprehensive Income

    Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are foreign currency translation adjustments and hedge accounting adjustments.

    Comprehensive income was $2,013 million and $1,388 million for the quarters ended October 31, 2001 and 2000, respectively and was $4,681 million and $3,811 million for the nine months ended October 31, 2001 and 2000, respectively.

NOTE 6. Financial Instruments

    The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to interest and foreign exchange rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, primarily market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral, generally cash, when appropriate. Significant portions of the Company’s transactions are with counterparties rated A or better by nationally recognized credit rating agencies.

Adoption of FASB 133.  On February 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative and Hedging Activities" (FASB 133), as amended. Because most of the derivatives used by the Company are designated as net investment hedges, the fair value of these instruments had been included in the balance sheet prior to adoption of the standard. As a result, the adoption of this standard did not have a significant effect on the consolidated financial statements of the Company.

Interest rate instruments.  The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Under the swap agreements, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. All of the Company’s interest rate swaps are designated as fair value hedges. In a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. No ineffectiveness was recognized in the first nine months of fiscal 2002 related to these instruments. Contracts with total notional amounts of $3.8 billion and $881 million outstanding at October 31, 2001 and January 31, 2001, respectively, had fair values totaling $240 million and $45 million at October 31, 2001 and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

Page 7 of 19 (Form 10-Q)

Net Investment Instruments.  The Company has entered into cross-currency interest rate swaps to hedge its net investments in Canada, Germany and the United Kingdom. The agreements are contracts to exchange fixed rate payments in one currency for fixed rate payments in another currency. During the quarter and nine-month periods ending October 31, 2001, the Company included net gains of $100 million and $400 million, respectively, in other accumulated comprehensive income related to net investment hedges. Contracts with notional amounts totaling $7.9 billion outstanding at both October 31, 2001, and January 31, 2001, had fair values totaling $1.5 billion and $1.1 billion at October 31, 2001, and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

Cash Flow Hedge.  The Company has entered into a cross-currency interest rate swap related to $325 million of U.S. dollar denominated debt securities issued by a Canadian subsidiary of the Company during fiscal 2002. The swap has been designated as a cash flow hedge, has a notional amount of $325 million and had a fair value of $10 million at October 31, 2001. No ineffectiveness was recognized in the first nine months of fiscal 2002 related to this instrument. The fair value of this hedge is included in the balance sheet in the line titled ‘Other assets and deferred charges.’

Instruments Not Designated for Hedging.  The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on cross-border purchases of inventory. These contracts are generally for short durations of six months or less. Although these instruments are economic hedges, the Company did not designate these contracts as hedges as required in order to obtain hedge accounting. As a result, the Company marks the contracts to market through earnings. Contracts with notional amounts of $179 million and $292 million outstanding at October 31, 2001, and January 31, 2001, respectively, had fair values totaling $854,000 and $6 million at October 31, 2001 and January 31, 2001, respectively. The fair value of these contracts is included in the balance sheet in the line titled ‘Prepaid expenses and other.’

    The Company holds a basis swap arising from a commercial paper financing structure that does not qualify for special hedge accounting under FASB 133. The fair value of this instrument was $600,000 at October 31, 2001 and $200,000 at January 31, 2001.

Page 8 of 19 (Form 10-Q)

Note 7. New Accounting Pronouncements

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $223 million for fiscal 2003. This increase will continue after fiscal 2003 but will be reduced as the estimated lives of the Company’s goodwill expire. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of February 1, 2002 and does not expect that the adoption will have a significant effect on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

    The Company had 15.5% and 14.0% sales increases for the quarter and the nine months ended October 31, 2001, respectively, when compared to the same periods in fiscal 2001. These sales increases were attributable to the Company’s domestic and international expansion programs and domestic comparative store sales increases of 6.7% and 5.4% for the quarter and the nine months ended October 31, 2001, respectively.

    Domestic expansion activity during the first nine months of fiscal 2002 included the addition of 21 new Wal-Mart stores, 52 new Supercenters, 17 new Sam’s Clubs and the conversion of 119 Wal-Mart stores to Supercenters. Additionally, the Company continued to develop its Neighborhood Market concept, increasing the number of Neighborhood Market stores to 26. International expansion during the first nine months of fiscal 2002 included the addition of two units in Brazil, 12 units in Canada, four units in China, three units in Korea, 35 units in Mexico, two units in Puerto Rico and six units in the United Kingdom.

Page 9 of 19 (Form 10-Q)

    At October 31, 2001, the Company had 1,637 Wal-Mart stores, 1,059 Supercenters, 492 Sam’s Clubs and 26 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina(11), Brazil(22), Canada(186), Germany(93), Korea (9), Mexico(533), Puerto Rico(17), the United Kingdom (247) and under joint venture agreements in China (15). At October 31, 2000, the Company had 1,723 Wal-Mart stores, 866 Supercenters, 469 Sam’s Clubs and 15 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina(11), Brazil(18), Canada(169), Germany(94), Korea (6), Mexico(483) and Puerto Rico(15), the United Kingdom (240) and under joint venture agreements in China(8).

    The Company’s gross profit as a percentage of sales decreased from 21.9% in the third quarter of fiscal 2001 to 21.5% during the third quarter of fiscal 2002. For the nine-month period ended October 31, 2001, gross profit as a percentage of sales was 21.5%, down from 21.8% in last fiscal year’s comparable period. The reduction in gross profit resulted primarily from the highly competitive domestic promotional environment which continues to result in increased competitive markdowns, continued growth in the lower margin domestic food business and a shift in domestic consumer buying habits toward items which carry lower margins. Primarily as a result of the reduction in the Company’s gross profit as a percentage of sales, Net Income as a percentage of sales has decreased from 3.0% and 3.2%, respectively, for the quarter and nine-months ended October 31, 2000 to 2.8% and 2.9%, respectively, for the same periods in fiscal 2002.

    Operating, selling, general and administrative expenses, as a percentage of sales, were 17.28% for the third quarter of fiscal 2002, decreasing by 6 basis points from 17.34% in the corresponding period in fiscal 2001. For the nine-month period ended October 31, 2001 operating, selling, general and administrative expenses, as a percentage of sales, were 17.03%, increasing by 7 basis points from 16.96% in the corresponding period in fiscal 2001. While expenses as a percent of sales changed only slightly in comparison to the same periods in the prior year, several key expense categories, utilities, employee medical benefits and insurance, are increasing at a rate faster than the Company’s percentage increase in sales.

    Interest expense as a percent of sales was 0.6% and 0.8% for the quarters ended October 31, 2001 and 2000, respectively. Interest expense as a percent of sales for the nine-month period ended October 31, decreased from .8% in fiscal 2001 to .7% in fiscal 2002. The decrease in interest expense is due primarily to lower interest rates being obtained in the Company’s recent debt offerings.

    During July 2001, the Company acquired the outstanding minority interest in Wal-Mart.com, Inc. Previously, the minority interest was owned primarily by Accel Partners. A reorganization resulting from the acquisition resulted in a charge against the earnings of the Company in the first nine months of fiscal 2002 of slightly less than one cent per share. Wal-Mart.com, Inc will remain a separate business unit within the Company.

Page 10 of 19 (Form 10-Q)

Wal-Mart Stores Segment

    The Wal-Mart Stores segment had sales increases of 15.0% and 13.7% for the quarter and nine months ended October 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due to continued expansion activities within the segment and sales increases in comparable stores. Comparative store sales increases for the segment were 6.7% and 5.3% for the quarter and nine months ended October 31, 2001, respectively, compared to the same periods in fiscal 2001. The Wal-Mart Stores segment sales as a percentage of total Company sales decreased from 64.0% and 64.1% in the quarter and nine months ended October 31, 2000, respectively, to 63.7% and 64.0% for the quarter and nine months ended October 31, 2001, respectively. This decrease is primarily the result of increased sales from the Company’s McLane subsidiary, which is included in the Company’s "Other" segment. McLane’s increased sales are due primarily to the acquisition of AmeriServe Food Distribution, Inc. (AmeriServe) which was completed by McLane late in November 2000. If the impact of the AmeriServe sales is not considered, sales for the Wal-Mart Stores segment would have been 64.7% of total Company sales for the quarter and 65.0% of total Company sales for the nine months ended October 31, 2001.

    The Wal-Mart Stores segment’s operating profit increased from $2.2 billion in the third quarter of fiscal 2001 to $2.3 billion in the third quarter of fiscal 2002. For the quarter ended October 31, segment operating profit as a percent of segment sales decreased from 7.7% in fiscal 2001 to 7.0% in fiscal 2002. Segment operating profit increased by $227 million for the nine-month period ended October 31, 2001 when compared to the same period of the previous year. For the nine-month periods ended October 31, operating profit, as a percent of segment sales, decreased from 8.1% in fiscal 2001 to 7.3% in fiscal 2002. The operating profit reductions for the quarter and nine month periods were primarily the result of reductions in gross profit percentage for the segment in both the quarter and nine-months ended October 31, 2001 compared to the same periods in the prior fiscal year. These gross profit percentage reductions were partially offset by a reduction of segment operating expenses, as a percentage of sales, from the same periods in the prior fiscal year. The reduction in gross profit as a percentage of sales resulted primarily from the highly competitive promotional environment which continues to result in increased competitive markdowns, continued growth in the lower margin food business and a shift in consumer buying habits toward items which carry lower margins.

Page 11 of 19 (Form 10-Q)

Sam’s Club Segment

    The Sam’s Club segment had sales increases of 11.0% and 9.2% for the quarter and nine months ended October 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due to continued expansion activities within the segment and sales increases in comparable clubs. For the segment the comparative club sales increases were 6.3% and 5.7% for the quarter and nine months ended October 31, 2001, respectively. Sam’s Clubs sales as a percentage of total Company sales fell from 14.4% and 14.3% in the quarter and nine months ended October 31, 2000, respectively, to 13.8% and 13.7% for the quarter and nine months ended October 31, 2001, respectively. The reduction in segment sales as a percentage of total Company sales from the same periods in the prior fiscal year is due to the increased sales generated by McLane’s Ameriserve acquisition and an increase in the Wal-Mart Stores segment sales as a percent of total Company sales if the increased sales of Mclane are not considered.

    The Sam’s Club segment’s operating profit increased from $219 million in the third quarter of fiscal 2001 to $246 million in the third quarter of fiscal 2002. For the quarter ended October 31, segment operating profit as a percent of segment sales increased from 3.3% in fiscal 2001 to 3.4% in fiscal 2002. This increase in operating profit is primarily the result of gross margin improvements which were partially offset by increased operating expenses. Segment operating profit increased by $83 million for the nine-month period ended October 31, 2001, when compared to the same period of the previous year. For the nine-month periods ended October 31, segment operating profit, as a percent of segment sales, increased from 3.4% in fiscal 2001 to 3.5% in fiscal 2002. For the nine-month period, the increase in operating profit is primarily due to gross margin improvements which were partially offset by increased operating expenses.

International segment

    The International segment had sales increases of 16.7% and 12.0% for the quarter and nine months ended October 31, 2001, respectively, when compared to the sales in the same periods in fiscal 2001. These increases were due principally to strong comp sales increases in Mexico, Canada, and the UK as well as continued expansion activities within the segment. International sales accounted for 16.5% and 16.1% of total Company sales in the quarter and first nine months of fiscal 2002, respectively, compared with 16.3% and 16.4% during the same periods, respectively, in fiscal 2001. Changes in foreign currency exchange rates negatively impacted segment sales by $205 million and $1 billion in the quarter and nine-months ended October 31, 2001, respectively.

    The International segment’s operating profit increased from $241 million in the third quarter of fiscal 2001 to $344 million in the third quarter of fiscal 2002. For the quarter ended October 31, segment operating profit as a percent of segment sales increased from 3.2% in fiscal 2001 to 4.0% in fiscal 2002. For the nine months ended October 31, operating profit increased $252 million, from $622 million in fiscal 2001 to $874 million in fiscal 2002. For the nine months ended October 31, segment operating profit as a percent of segment sales increased from 2.8% in fiscal 2001 to 3.5% in fiscal 2002. The increase in operating profit is due to a third quarter improvement in gross profit, a reduction in operating expenses as a percentage of segment sales, and the change discussed below.

Page 12 of 19 (Form 10-Q)

    During fiscal 2002 the Company’s United Kingdom subsidiary, Asda, began converting to a 12 month reporting year. The reporting change will be complete at the end of the 4th quarter. Previously Asda had reported using 13 four-week accounting periods. This change benefited the comparison of sales and operating profit in the third quarter and will have a negative impact for the comparison in the 4th quarter. Without this change, the segments sales growth would have been 11.8% for the quarter and 10.3% for the nine months ended October 31, 2001. Without the change, segment operating profit would have increased 36.9% for the quarter, and 38.3% for the nine months ended October 31, 2001 compared with the comparable periods in fiscal 2001.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $3.9 billion for the first nine months of fiscal 2002, compared with $3.8 billion for the comparable period in fiscal 2001. Operating cash flow increased for the nine months ended October 31, 2001, primarily as a result of the increase in net income, an increase in depreciation and amortization and an increase in accrued liabilities of $487 million in fiscal 2002 versus a decrease in accrued liabilities of $23 million in fiscal 2001. Principally offsetting these changes was the addition of $6.2 billion in inventory in the first nine months of fiscal 2002 compared with an increase in inventory of $5.3 billion in the comparable period in fiscal 2001.

    During the first nine months of fiscal 2002, the Company paid dividends of $937 million, invested $6.1 billion in capital expenditures, repurchased $834 million of its common stock, made principle payments of $2.5 billion on long-term debt, issued long-term debt totaling $4.6 billion and increased its commercial paper borrowings by $1.8 billion.

    At October 31, 2001, the Company had total assets of $88.3 billion compared with total assets of $78.1 billion at January 31, 2001. The working capital deficit at October 31, 2001, was $249 million, a change of $2.1 billion from the $2.4 billion working capital deficit at January 31, 2001. The ratio of current assets to current liabilities was 1.0 to 1.0, at October 31, 2001 and 0.9 to 1.0 at January 31, 2001, and October 31, 2000.

    In May 2001, the Company announced plans to increase its existing common stock repurchase program by $1 billion, resulting in a total authorization of $3 billion. During the first nine months of fiscal 2002, the Company purchased 17.6 million of its common shares for a total amount of $834 million. The Company had previously utilized $294 million of the initial repurchase program leaving an authorized balance of $1.9 billion for future common stock repurchases at October 31, 2001.

    If operating cash flow generated by the Company is not sufficient to pay dividends, fund the stock repurchase program and to fund all capital expenditures, the Company anticipates funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. The Company plans to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other purposes or for strategic reasons. The Company anticipates no difficulty in obtaining long-term financing in view of its excellent credit rating and favorable experiences in the debt market in the recent past. Management’s objective is to maintain a debt to total capitalization ratio of approximately 40%. At October 31, 2001 and January 31, 2001, the Company’s ratio of debt to total capitalization was 43.4% and 41.6%, respectively.

Page 13 of 19 (Form 10-Q)

New Accounting Pronouncements

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $223 million for fiscal 2003. This increase will continue after fiscal 2003 but will be reduced as the estimated lives of the Company’s goodwill expire. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the results of these tests will be and their impact on the earnings and financial position of the Company.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of February 1, 2002 and does not expect that the adoption will have a significant effect on the Company’s financial position and results of operations.

Page 14 of 19 (Form 10-Q)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in currency exchange rates. The Company’s market risks at October 31, 2001 are similar to those disclosed in the Company’s Form 10-K/A for the year ended January 31, 2001. However, the Company added a cross-currency swap with a notional amount of $325 million during the first nine months of fiscal 2002. The fair value of this swap, which is designated as a cash flow hedge, was $10 million at October 31, 2001. Also during the first nine months of fiscal 2002, the Company added six interest rate swap instruments designated as fair value hedges as shown in the following table (in millions):

Rate Paid	USD Rate Received	Notional Amount	Fair Value at October 31, 2001

3-mo. US LIBOR plus 2.35%	7.500%	$ 500	$ 27
3-mo. US LIBOR plus .32%	5.875%	597	36
3-mo. US LIBOR plus 2.27%	8.000%	250	17
3-mo. US LIBOR plus 1.01%	7.250%	445	47
3-mo. US LIBOR plus .01%	5.450%	750	44
3-mo. US LIBOR plus .01%	5.450%	750	44

    The fair value of the Company’s cross-currency derivative instruments designated as net investment hedges existing at January 31, 2001 increased from $1.1 billion at January 31, 2001 to $1.5 billion at October 31, 2001.

    The fair value of the Company’s interest rate instruments, including the swaps discussed above, increased from $45 million at January 31, 2001 to $240 million at October 31, 2001.

    The Company continues to evaluate its risk management strategies in light of the adoption of FASB 133. The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended January 31, 2001, that are exhibits to the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2001 are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Page 15 of 19 (Form 10-Q)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not a party to nor are any of its properties subject to any material pending legal proceeding, other than routine litigation incidental to the Company’s business.

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

    During fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford for various violations of state environmental laws alleging the Company failed to adequately permit and or maintain records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company’s compliance with the general permit for the discharge of stormwater associated with those stores. The Company will defend against these allegations.

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

Page 16 of 19 (Form 10-Q)

Item 6. Exhibits and Reports on Form 8-K

    (a)  The following documents are filed as an exhibit to this Form
         10Q:

         Exhibit 12 – Statement Re Computation of Ratios

         Exhibit 99 - Pages 19 through 22 of the Annual Report to
         Shareholders for the year ended January 31, 2001 that are
         exhibits to the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2001 and that are incorporated by reference herein.

    (b)  Reports on Form 8-K: The following reports on Form 8-K have been filed during the quarter ended October 31, 2001.

         Report on Form 8-K, dated July 31, 2001, with respect to the
         Company's completion on July 31, 2001 of the sale of $1.5
         billion aggregate principal 4.375% Notes due 2003 and of $1.5 billion aggregate principal 5.450% Notes due 2006.

         Report on Form 8-K, dated October 18, 2001, with respect to the
         Company’s completion on October 18, 2001 of the sale of $500 million aggregate principal 3.25% Notes due 2003.

Page 17 of 19 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WAL-MART STORES, INC.

Date: November 29, 2001             /s/ H. Lee Scott, Jr.
                                        H. Lee Scott, Jr.
                                        President and
                                        Chief Executive Officer

Date: November 29, 2001             /s/ Thomas M. Schoewe
                                        Thomas M. Schoewe
                                        Executive Vice President
                                        and Chief Financial Officer

Page 18 of 19 (Form 10-Q)

Index to Exhibits

Exhibit
Number                   Description of Document

12            Statement Re Computation of Ratios

99            Pages 19 through 22 of the Annual Report to Shareholders
              for the year ended January 31, 2001 that are exhibits to
              the Company’s Annual Report on Form 10-K/A for the year
              ended January 31, 2001 and that are incorporated by
              reference herein.

Page 19 of 19 (Form 10-Q)