Form 10-K
period 2002-01-31
WAL MART STORES INC
filed 2002-04-15
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2002, or

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0415188 (IRS Employer Identification No.)

Bentonville, Arkansas (Address of principal executive offices)	72716 (Zip Code)

Registrant’s telephone number, including area code: (479) 273-4000

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 28, 2002, was $ 165,992,346,506.  For the purposes of this disclosure only, the registrant has assumed that its directors, officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 4,451,225,876 shares of common stock outstanding as of March 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2002, are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 7, 2002, are incorporated by reference into Part III and IV of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K includes and incorporates by reference certain statements that may be deemed to be ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included or incorporated by reference in this Form 10-K which address activities, events or developments that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") expects or anticipates will or may occur in the future, including:

    future capital expenditures, including the amount and nature of those expenditures;
    expansion and other development trends of industry segments in which we and our subsidiaries are active;
    our business strategy;
    our financing strategy;
    expansion and growth of our business; and
    operations and other similar matters.

Although we believe the expectations expressed in the forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance. These factors include:

    the costs of goods;
    the cost of electricity and other energy requirements;
    competitive pressures;
    inflation;
    consumer debt levels;
    currency exchange fluctuations;
    trade restrictions;
    changes in tariff and freight rates;
    unemployment levels;
    interest rate fluctuations; and
    other capital market and economic conditions.

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2002

PART I

ITEM 1.  BUSINESS

General.

We are the world’s largest retailer as measured by total revenues. During the fiscal year ended January 31, 2002, we had net sales of $217.8 billion. We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716.

Although Wal-Mart Stores, Inc. was incorporated in Delaware in October 1969, the businesses conducted by our predecessors began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our predecessors’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, was opened. In fiscal 1984, we opened our first three SAM’S Clubs, and in fiscal 1988, our first Wal-Mart Supercenter, a format that combines a full-line supermarket with a general merchandise discount store. We currently operate in all 50 states in the United States.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we had a 50% interest, with Cifra S.A. de C.V. In fiscal 1998, we acquired the controlling interest in Cifra as described below, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand and at January 31, 2002, we had international operations in Argentina, Brazil, Canada, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom and, through joint venture agreements, in China.

The Development of Our Company in Recent Years.

At January 31, 2002, we operated in the United States, 1,647 discount stores, 1,066 Supercenters, 500 SAM’S Clubs and 31 Neighborhood Markets. Internationally, at January 31, 2002, the Company operated units in Argentina (11), Brazil (22), Canada (196), Germany (95), South Korea (9) Mexico (551), Puerto Rico (17) and the United Kingdom (250), and, under joint venture agreements, in China (19). Our growth, measured both by our net sales and net income, occurs in large measure as a result of the increase in the number of stores we have, both in the United States and internationally, and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of units and square footage for domestic discount stores, Supercenters, SAM’S Clubs, Neighborhood Markets and international units in each of our fiscal years from 1997 through 2002.

WAL-MART STORES SEGMENT STORE COUNT
YEARS ENDED JANUARY 31, 1997 THROUGH 2002

STORE COUNT
Fiscal Year Ended January 31	Wal-Mart Discount Stores				Wal-Mart Supercenters
	Opened	Closed	Conversions (1)	Total	Opened (2)	Total
Balance Forward				1,995		239
1997	59	2	92	1,960	105	344
1998	37	1	75	1,921	97	441
1999	37	1	88	1,869	123	564
2000	29	1	96	1,801	157	721
2001	41	2	104	1,736	167	888
2002	33	1	121	1,647	178	1,066

Fiscal Year Ended January 31	Neighborhood Markets		Total
	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward					2,234
1997	0	0	72	2	2,304
1998	0	0	59	1	2,362
1999	4	4	76	1	2,437
2000	3	7	93	1	2,529
2001	12	19	116	2	2,643
2002	12	31	102	1	2,744
  Wal-Mart discount store locations relocated or expanded as Wal-Mart Supercenters.
  Includes conversions or relocations of Wal-Mart discount stores to Wal-Mart Supercenters.
  Total opened net of conversions of Wal-Mart discount stores to Wal-Mart Supercenters.

WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1997 THROUGH 2002

NET SQUARE FOOTAGE
Fiscal Year Ended January 31	Wal-Mart Discount Stores		Wal-Mart Supercenters
	Net Additions (1)	Total	Net Additions (1)	Total
Balance Forward		181,850,071		43,593,103
1997	(103,486)	181,746,585	19,661,948	63,255,051
1998	(2,411,149)	179,335,436	17,076,582	80,331,633
1999	(3,062,418)	176,273,018	21,892,838	102,224,471
2000	(5,486,901)	170,786,117	28,488,737	130,713,208
2001	(5,411,272)	165,374,845	31,884,669	162,597,877
2002	(7,689,137)	157,685,708	34,844,470	197,442,347

Fiscal Year Ended January 31	Neighborhood Markets		Total
	Net Additions	Total	Net Additions	Total
Balance Forward				225,443,174
1997			19,558,462	245,001,636
1998			14,665,433	259,667,069
1999	176,407	176,407	19,006,827	278,673,896
2000	144,083	320,490	23,145,919	301,819,815
2001	577,662	898,152	27,051,059	328,870,874
2002	519,838	1,417,990	27,675,171	356,546,045

(1) Includes the square footage of new discount stores opened, net of discount stores closed or converted or expanded into Supercenters.

(2) Includes square footage of Wal-Mart Supercenters created by the conversion or relocation of Wal-Mart discount stores.

SAM’S CLUB SEGMENT CLUB COUNT
AND NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1997 THROUGH 2002

CLUB COUNT
Fiscal Year Ended January 31	SAM’S Clubs
	Opened	Closed	Total
Balance Forward			433
1997	9	6	436
1998	8	1	443
1999	8	0	451
2000	12	1	462
2001	13	0	475
2002	25	0	500

NET SQUARE FOOTAGE
Fiscal Year Ended January 31	SAM’S Clubs
	Net Additions	Total
Balance Forward		52,535,444
1997	298,692	52,834,136
1998	716,150	53,550,286
1999	1,099,144	54,649,430
2000	1,577,678	56,227,108
2001	1,773,830	58,000,938
2002	3,777,865	61,778,803

INTERNATIONAL SEGMENT UNIT COUNT
YEARS ENDED JANUARY 31, 1997 THROUGH 2002

STORE COUNT
	Argentina			Brazil				Canada
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Total	Wal-Mart Supercenters	SAM’S Clubs	Todo Dia	Total	Wal-Mart Stores
1997	3	3	6	2	3	-	5	136
1998	6	3	9	5	3	-	8	144
1999	10	3	13	9	5	-	14	154
2000	10	3	13	9	5	-	14	166
2001	11	0	11	12	8	-	20	174
2002	11	0	11	12	8	2	22	196

	China				Germany	South Korea
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Neighborhood Market	Total	Supercenters	Wal-Mart Supercenters
1997	1	1	-	2	0	0
1998	2	1	-	3	21	0
1999	4	1	-	5	94	4
2000	5	1	-	6	94	5
2001	10	1	-	11	93 **	6
2002	15	3	1	19	95	9

	Mexico				Puerto Rico
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Other*	Total	Wal-Mart Stores	Wal-Mart Supercenters	SAM’S Clubs	Total
1997	18	28	0	46	7	-	4	11
1998	27	28	330	385	9	-	5	14
1999	27	31	358	416	9	-	6	15
2000	27	34	397	458	9	-	6	15
2001	32	38	429	499	9	-	6	15
2002	62	46	443	551	9	1	7	17

	United Kingdom
Fiscal Year	ASDA Stores	ASDA Supercenters	Total
1997	0	0	0
1998	0	0	0
1999	0	0	0
2000	231	1	232
2001	238	3	241
2002	244	6	250

* At January 31, 2002, includes 106 Bodegas (discount stores), 51 Suburbias (specialty department stores), 44 Superamas (traditional supermarkets), and 242 Vips (restaurants). During fiscal 2002 all of the Aurrera format stores were converted to either Supercenters or Bodegas.

** One Germany unit was damaged by fire and closed in fiscal 2001.

INTERNATIONAL NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1997 THROUGH 2002

NET SQUARE FOOTAGE
Fiscal Year	Argentina		Brazil		Canada
	Net Additions	Total	Net Additions	Total	Net Additions	Total
1997	625,369	1,069,990	0	761,581	578,508	16,053,906
1998	506,884	1,576,874	540,056	1,301,637	914,365	16,968,271
1999	663,986	2,240,860	914,618	2,216,255	981,261	17,949,532
2000	0	2,240,860	0	2,216,255	1,510,890	19,460,422
2001	(165,885)	2,074,975	818,833	3,035,088	1,019,999	20,480,421
2002	0	2,074,975	108,351	3,143,439	2,487,837	22,968,258

Fiscal Year	China		Germany		South Korea
	Net Additions	Total	Net Additions	Total	Net Additions	Total
1997	316,656	316,656	0	0	0	0
1998	145,558	462,214	2,449,369	2,449,369	0	0
1999	224,827	687,041	6,845,491	9,294,860	553,683	553,683
2000	125,150	812,191	0	9,294,860	71,042	624,725
2001	836,701	1,648,892	(92,636)	9,202,224	223,425	848,150
2002	1,266,251	2,915,143	4,216,679	13,418,903	849,631	1,697,781

Fiscal Year	Mexico		Puerto Rico		United Kingdom
	Net Additions	Total	Net Additions	Total	Net Additions	Total
1997	1,032,603	7,015,810	0	1,305,452	0	0
1998	10,292,640	17,308,450	342,888	1,648,340	0	0
1999	714,459	18,022,909	100,250	1,748,590	0	0
2000	1,696,475	19,719,384	0	1,748,590	18,825,234	18,825,234
2001	2,310,043	22,029,427	35,084	1,783,674	452,787	19,278,021
2002	6,904,068	28,933,495	320,555	2,104,229	942,165	20,220,186

Fiscal 2002 net additions contain an adjustment to the previously reported square footage based on a reassessment of the various foreign country totals. This adjustment has been made to state the total square footage amounts at January 31, 2002. The adjustments made on an individual country basis are: for Canada a reduction of 21,506 square feet, for China an increase of 27,849 square feet, for Germany an increase of 4,419,932 square feet, for South Korea an increase of 300,645 square feet, for Mexico an increase of 4,293,932 square feet and for the United Kingdom an increase of 134,088 square feet. No adjustments were made to the square footage previously reported in Argentina, Brazil and Puerto Rico as a result of the reassessment.

Much of our growth internationally in recent years has resulted from our acquisition of existing operations in various countries. In the third quarter of fiscal 1998, we acquired approximately 51% of the voting shares in Wal-Mart de Mexico, which was formerly known as "Cifra," by means of a tender offer pursuant to which we acquired a total of 593,100,000 shares of Wal-Mart de Mexico’s voting stock and a merger of certain joint ventures between us and Wal-Mart de Mexico into Wal-Mart de Mexico. We acquired another 1,609,000,000 shares of Wal-Mart de Mexico’s voting stock pursuant to that merger. We paid a total of approximately US$1.2 billion for the shares of Cifra voting stock acquired in the tender offer. In fiscal 2001, we purchased an additional 271.3 million shares of stock in Wal-Mart de Mexico from other shareholders of Wal-Mart de Mexico at a cost of approximately $587 million. As a result of that acquisition and Wal-Mart de Mexico’s share repurchase program, we hold approximately 61.4% of the outstanding voting shares of Wal-Mart de Mexico at the end of fiscal 2002.

In the third quarter of fiscal, 2000, we acquired all of the stock of ASDA Group PLC, the third largest retailer in the United Kingdom, for a purchase price of approximately US$11 billion. ASDA had 229 stores at the time of the acquisition. The acquisition of ASDA marked our entry into the United Kingdom.

We announced on March 14, 2002, that we intend to acquire 6.1% of the stock of The Seiyu Ltd., a Japanese retail chain, for 6 billion yen, or approximately $46 million based on an exchange rate of 130 yen per United States dollar. Under the terms of the proposed acquisition, we will also have the right to contribute up to 260 billion yen, or approximately $2 billion, based on the exchange rate discussed above, for additional shares of stock in Seiyu. If we contribute the full 260 billion yen to Seiyu, we will own approximately 66.7% of the stock of Seiyu. This transaction is subject to the approval of Seiyu’s stockholders and other approvals. In addition, in February 2002, we also announced that we intend to acquire 35 Supermercado Amigo supermarkets in Puerto Rico. That acquisition is subject to the receipt of certain regulatory approvals.

We have provided additional information regarding the accounting treatment of certain of the acquisitions discussed above in Note 6 of Notes to Consolidated Financial Statements, which appear in our Annual Report to Shareholders, are incorporated by reference herein and have been included as an exhibit to this annual report.

Our Industry Segments

Our mass merchandising operations serve our customers primarily through the operation of three segments. We identify those segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes our discount stores, Supercenters and Neighborhood Markets in the United States. The SAM’S Club segment includes the warehouse membership clubs in the United States. The International segment includes all of our operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. We do not treat the operations of our subsidiary, McLane Company, Inc. ("McLane"), as a separate operating segment as a result of the size of its operations relative to the other segments of our business, but show its results of operations under the heading "Other" in our segment financial data. McLane provides products and distribution services to retail industry and institutional food services customers. You will find information concerning the financial results of our operating segments and the total assets of each of those segments in Note 9 of the Notes to Consolidated Financial Statements. We have incorporated our Consolidated Financial Statements as of January 31, 2002 and for the year then ended and the Notes to the Consolidated Financial Statements by reference herein to our Annual Report to our Shareholders and included them as an exhibit to this annual report.

Wal-Mart Stores Operating Segment. The Wal-Mart Stores segment had net sales of $139.1 billion, $121.9 billion and $108.7 billion for the three fiscal years ended January 31, 2002, 2001, and 2000, respectively. During the most recent fiscal year, no single discount store or Supercenter location accounted for as much as 1% of total Company sales or net income. We have provided additional information about the Wal-Mart Stores segment in Management’s Discussion and Analysis of Results of Operations, which we have incorporated by reference herein and has been included as an exhibit to this annual report. In addition, you should read Note 9 of the Notes to Consolidated Financial Statements, which we have incorporated by reference herein and which contain additional information regarding our operating segments.

General. The Company operates Wal-Mart discount stores in all 50 states. Discount stores range in size from 30,000 square feet to 158,000 square feet, with the average size of a discount store being approximately 95,741 square feet. Wal-Mart Supercenters are located in 43 states. Supercenters range in size from 90,000 square feet to 246,000 square feet, with the average size of a Supercenter being approximately 185,218 square feet.. The Company operates Neighborhood Market stores in Arkansas, Oklahoma and Texas. Neighborhood Market stores range in size from 40,000 square feet to 64,000 square feet, with the average size being 45,742 square feet.

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

Nationally advertised merchandise accounts for a majority of sales in the stores. We market lines of merchandise under store brands including "Sam’s American Choice," "One Source," "Great Value," "Ol’ Roy," "Puritan," and "Equate." The Company also markets lines of merchandise under licensed brands, some of which include "Faded Glory," "General Electric," "Stanley," "White Stag," "Catalina" and "McKids."

During the fiscal year ended January 31, 2002, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Grocery, candy and tobacco	22
Hardgoods	21
Softgoods/domestics	18
Pharmaceuticals	9
Electronics	9
Sporting goods and toys	7
Health and beauty aids	7
Stationery	3
One-hour photo	2
Jewelry	1
Shoes	1
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

Seasonal Aspects of Operations.  The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, our highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during its first fiscal quarter.

Competition.  Our Wal-Mart discount stores compete with other discount, department, drug, variety and specialty stores, many of which are national chains. Our Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. We also compete with others for new store sites. As of January 31, 2002, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

Our ability to offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet the competitive pressures within our industry. These include our "Everyday Low Price", "Item Merchandising", "Store-Within-a-Store" "Price Rollbacks", and "Store of the Community" programs. Although we believe we have had a major influence in most of the retail markets in which our stores are located, we cannot assure you that this influence will continue.

Distribution.  During fiscal 2002, approximately 84% of the Wal-Mart discount stores’ and Supercenters’ purchases of merchandise were shipped from Wal-Mart’s 72 distribution centers of which 32 are general merchandise distribution centers, 20 are grocery distribution centers, eight are clothing distribution centers, and nine are specialty distribution centers. The specialty distribution centers ship items such as jewelry, tires and optical. The balance of merchandise purchased was shipped directly to the stores from suppliers. Additionally, the Company operates three import distribution centers in the United States. The 72 distribution centers are located throughout the continental United States. Eight distribution centers are located in each of Arkansas and Georgia; seven in Texas; five in Indiana; four in California; three in each of New York and South Carolina; two in each of Alabama, Florida, Illinois, Louisiana, Mississippi, Montana, Pennsylvania, Tennessee, Utah, Wisconsin; and one in each of Arizona, Colorado, Iowa, Kansas, Kentucky, Maryland, Michigan, New Hampshire, New Mexico, North Carolina, Ohio, Oklahoma, Oregon and Virginia. During fiscal 2002, Wal-Mart.com utilized two third-party distribution centers and one located in Utah and one in Ohio to fulfill orders for goods placed through its website.

Sam’s Club Operating Segment. The SAM’S Club segment had net sales of $29.4 billion, $26.8 billion and $24.8 billion for the three fiscal years ended January 31, 2002, 2001, and 2000, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income. We have provided additional information the SAM’S Club segment in Management’s Discussion and Analysis of Results of Operations, which appears in our Annual Report to Shareholders, is incorporated by reference herein and has been included as an exhibit to this annual report. In addition, you should read Note 9 of the Notes to Consolidated Financial Statements, which we have incorporated by reference herein, which contain additional information regarding each of our operating segments.

General.  We operate SAM’S Clubs in 48 states. SAM’S Clubs facility sizes generally range between 90,000 and 190,000 square feet of building area, with the average SAM’S Club facility being approximately 123,558 square feet.

Merchandise.  SAM’S Clubs offer bulk displays of name brand hardgood merchandise, some softgoods and institutional size grocery items, and selected items under the "Member’s Mark" store brand. Generally, each SAM’S Club also carries software, electronic goods, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh food departments, which include bakery, meat and produce. In addition, some clubs offer one-hour photo, embroidery departments, pharmaceuticals, optical departments and gasoline stations.

During the fiscal year ended January 31, 2002, sales in the SAM’s Clubs segment, which are subject to seasonal variance, by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Sundries	32
Food	30
Hardlines	20
Service Businesses	11
Softlines	7
100%

Operations.  Operating hours vary among SAM’S Clubs, but are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m.

SAM’S Clubs are membership only, cash-and-carry operations. However, a financial service credit card program, the Discover Card, is available in all clubs and we make the "SAM’S Direct" commercial finance program and "Business Revolving Credit" available to qualifying business members. Also, we make a "Personal Credit" program available to qualifying club members. All credit extended to members under these programs is without recourse to us. Club members include businesses and those individuals who are members of certain qualifying organizations, such as federal and state government employees and credit union members. In fiscal 2002, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. The annual membership fee for an individual member is $35 for the primary membership card with a spouse card available at no additional cost. SAM’S Clubs Elite Membership program offers additional benefits and services such as automotive extended service contracts, roadside assistance, home improvement, auto brokering, and pharmacy discounts in addition to the regular suite of benefits including SAM'S CLUB Travel Services, Boat and RV Program and Mail Order Pharmacy. The annual membership fee for an Elite Member is $100.

Seasonal Aspects of Operations. The SAM’S Club operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the Company’s fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during its first fiscal quarter.

Competition.  SAM’S Clubs compete with other warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. We also compete with others for new club sites. As of January 31, 2002, based on domestic U.S. net sales, the SAM’S Club segment ranked first among all warehouse clubs. Our ability to offer low prices and quality merchandise determines our competitive position in the warehouse club industry.

Distribution.  During fiscal 2002, approximately 62.2% of the SAM’S Club purchases were shipped from the SAM’S Clubs segment’s dedicated distribution facilities. Suppliers shipped the balance of the SAM’s Club purchases directly to the SAM’S Clubs’ locations. The principal focus of our SAM’s Clubs’ distribution operations is on crossdocking product, while stored inventory is minimized. A combination of six Company owned and operated facilities and 13 third-party owned and operated facilities constitute the overall distribution structure for the SAM’s Club segment. Two of the Company owned and operated facilities are located in Texas with one located in each of Arkansas, Colorado, Minnesota and Indiana. Of the third party owned and operated facilities, one of each is located in each of Arizona, California, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. Additionally, the SAM’S Club segment is serviced by 12 Wal-Mart owned freezer/cooler facilities which service both Wal-Mart stores and SAM’S Clubs, two Wal-Mart owned specialty distribution facilities which service both Wal-Mart stores and SAM’S Clubs and one third-party owned freezer/cooler facility.

International Operating Segment. Our International Segment comprises our operations through wholly-owned subsidiaries in Argentina, Canada, Germany, South Korea, Puerto Rico and the United Kingdom; our operations through majority-owned subsidiaries in Brazil and Mexico and our operations through joint ventures in China. The International segment’s net sales for the three fiscal years ended January 31, 2002, 2001 and 2000, were $35.5 billion, $32.1 billion and $22.7 billion, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income. We have provided additional information about the International segment in Management’s Discussion and Analysis of Results of Operations, which appears in our Annual Report to Shareholders, is incorporated by reference herein and has been included as an exhibit to this annual report. In addition, you should read Note 9 of Notes to Consolidated Financial Statements, which we have incorporated by reference herein, which contains additional information regarding our operating segments.

General.  Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Germany, South Korea, Mexico and the United Kingdom; SAM’S Clubs in Brazil, China, Mexico, and Puerto Rico; Superamas (traditional supermarket), Bodegas (discount store), Suburbias (specialty department store) and Vips (restaurant) in Mexico; Todo Dias (traditional supermarket) in Brazil; Neighborhood Markets (traditional supermarkets) in South Korea and ASDA stores (combination grocery and apparel store) in the United Kingdom.

Merchandise.  The merchandising strategy for the International operating segment is similar to that of domestic segments in the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

Operations.  The hours of operation for operating units in the International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. While sales are primarily on a cash-and-carry basis, credit cards or other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

Seasonal Aspects of Operations.  The International operating segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

Competition.  The International operating segment competes with a variety of local, national and international chains in the discount, department, drug, variety, specialty and wholesale sectors of the retail market in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the international segment determines, to a large extent, our competitive position. In our international Supercenters, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. The International segment operates export consolidation facilities in Los Angeles, California; Jacksonville, Florida; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. We operate a total of 35 distribution facilities that are located in Argentina, Brazil, Canada, China, Germany, Puerto Rico, the United Kingdom and Mexico. Through these facilities, we process and distribute both imported and domestic product to the operating units. During fiscal 2002, approximately 71% of the International merchandise purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s merchandise purchases directly to our stores in the various countries in which we operate. A combination of Company owned and operated facilities and third-party facilities makes up the overall distribution structure for International logistics.

Other Operations. The sales reported in the "Other" category result from sales to third parties by McLane. McLane, which is a wholly-owned subsidiary of Wal-Mart Stores, Inc., is a wholesale distributor that sells its merchandise to a variety of retailers, primarily in the convenience store and food service industries. McLane also services Wal-Mart discount stores, Supercenters, Neighborhood Markets and SAM’S Clubs. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, general merchandise, health and beauty aids, toys and stationery. McLane’s net sales for the three fiscal years ended January 31, 2002, 2001 and 2000 were $13.8 billion, $10.5 billion and $8.8 billion, respectively.

During fiscal 2002, McLane operated 18 grocery distribution facilities, 17 of which we owned and one of which we leased. These grocery distribution facilities are located as follows: two in each of California and Texas, and one each in Arizona, Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, New Hampshire, New York, North Carolina, Virginia and Washington. Additionally, McLane operated 17 foodservice distribution facilities, one of which we owned and 16 of which we leased. These foodservice distribution facilities are located as follows: two or each in California and Texas and one in each of Arizona, Colorado, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, North Carolina, Oregon, Tennessee, Virginia and Wisconsin.

Employees (Associates).

As of January 31, 2002, the Company employed approximately 1,383,000 associates worldwide, with approximately 1,080,000 associates in the United States and 303,000 associates in foreign countries. Most associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company’s productivity or profitability.

ITEM 2.  PROPERTIES

The number and location of domestic and international Wal-Mart discount stores, Supercenters and SAM’S Clubs is incorporated by reference to the table under the caption "Fiscal 2002 End-of-Year Store Count" on page 5 of the Annual Report to Shareholders for the year ended January 31, 2002, which information we have included as an exhibit to this annual report.

 We own 1,680 of the properties on which our domestic discount stores, Neighborhood Markets and Supercenters are located and 331 of the properties on which our domestic SAM’S Clubs are located. In some cases, we own the land associated with leased buildings in which our discount stores, Neighborhood Markets, Supercenters and SAM’S Clubs are located.

We either lease the remaining buildings in which our present domestic locations are located from a commercial property developer, pursuant to a sale/leaseback arrangement or from a local governmental entity in connection with an industrial revenue bond financing arrangement. All of our leases of our stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

We use independent contractors to construct the new buildings, both leased and owned, that we build.

Domestically, we operated 72 Wal-Mart distribution facilities and 35 McLane distribution facilities as of January 31, 2002. With the exception of the 16 leased McLane foodservice distribution facilities, we primarily own these distribution facilities, several of which are subject to mortgages granted to secure loans obtained to finance their development. We also lease some of the distribution facilities under industrial development bond financing arrangements that provide us with the option to purchase those facilities at the end of the lease term for nominal amounts.

We own the office facilities in Bentonville, Arkansas that serve as our home office and corporate headquarters and an office facility in Temple, Texas that serves as the home office for McLane. We lease an office facility in Brisbane, California that serves as the home office for Wal-Mart.com

 We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. We own 9 properties in Argentina, 14 properties in Brazil, 23 properties in Canada, one property in China through joint venture, 19 properties in Germany, 9 properties in South Korea, 247 properties in Mexico, five properties in Puerto Rico and 165 properties in the United Kingdom in which the operating units are located, with the remaining units in each country being leased. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Outside the United States, we utilized 35 distribution facilities as of January 31, 2002. Of these 35 distribution facilities, we owned nine and leased 17. Third parties own the remaining nine distribution facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to nor are any of our properties subject to any material pending legal proceeding other than routine litigation incidental to the Company’s business.

      We recently opened a Supercenter in Honesdale, Pennsylvania. In February 1999, we settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) that a subcontractor’s acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, we agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. We are negotiating a settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps of Engineers would require us to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The contractor on the project has reimbursed us for the amounts we have paid in connection with this matter.

      During fiscal 2001, the State of Connecticut filed suit against us in the State of Connecticut Superior Court for the Judicial District of Hartford alleging various violations of state environmental laws and alleging that we failed to obtain the appropriate permits or maintain required records relating to storm water management practices at 12 stores. The suit seeks to ensure our compliance with the general permit for the discharge of stormwater associated with those stores. We intend to vigorously defend against these allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended January 31, 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The information required by this item is incorporated by reference to the information "Number of Shareholders of record" under the caption "11-Year Financial Summary" on pages 14 and 15, and all the information under the captions "Market Price of Common Stock," "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 41 of the Annual Report to Shareholders for the year ended January 31, 2002. Such information is included in an exhibit to this annual report.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption "11-Year Financial Summary" on pages 14 and 15 of the Annual Report to Shareholders for the year ended January 31, 2002. Such information is included in an exhibit to this annual report.

TEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is furnished by incorporation by reference to all information under the caption "Management’s Discussion and Analysis" on pages 16 through 23 of the Annual Report to Shareholders for the year ended January 31, 2002. Such information is included in an exhibit to this annual report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is furnished by incorporation by reference to all information under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 20 through 23 of the Annual Report to Shareholders for the year ended January 31, 2002. Such information is included in an exhibit to this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is furnished by incorporation by reference to all information under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders’ Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" on pages 24 through 40 of the Annual Report to Shareholders for the year ended January 31, 2002. Such information is included in an exhibit to this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the Company’s directors and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Nominees for Directors" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 7, 2002 (the "Proxy Statement").

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
S. Robson Walton	Chairman of the Board.	1992	57
David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer of the Company.	2000	66
H. Lee Scott, Jr.	President and Chief Executive Officer. From January 1999 to January 2000, he served as Vice Chairman and Chief Operating Officer of the Company. From January 1998 to January 1999, he served as President and Chief Executive Officer of our Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Merchandising of the Company.	2000	53
Thomas M. Coughlin	Executive Vice President and President and Chief Executive Officer of Wal-Mart Stores Division. From January 1998 to January 1999, he served as Executive Vice President and Chief Operating Officer of our Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Store Operations of the Company.	1999	52
Michael T. Duke	Executive Vice President, Administration. From March 2000 to July 2000, he served as Executive Vice President of Logistics. From March 1996 to March 2000, he served as Senior Vice President of Logistics. Prior to March 1996, he served as Senior Vice President of Distribution.	2000	52
Thomas R. Grimm	Executive Vice President and President and Chief Executive Officer of SAM’S Club Division. Prior to October 1998, he was retired, but served as a consultant to various organizations.	1998	57
Thomas D. Hyde	Executive Vice President, Legal and Corporate Affairs. Prior to July 2001, he served as Senior Vice President and General Counsel of Raytheon Company since 1992.	2001	53
John B. Menzer	Executive Vice President and President and Chief Executive Officer of our Wal-Mart International Division. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer of the Company.	1999	51
Thomas M. Schoewe	Executive Vice President and Chief Financial Officer. From February 1997 to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	49
James A. Walker, Jr.	Senior Vice President and Controller of the Company.	1995	55

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Compensation of Directors" on page 4, "Compensation and Nominating Committee Report on Executive Compensation" on pages 6  through 8, and "Summary Compensation," "Option Grants In Last Fiscal Year," and "Option Exercises and Fiscal Year End Option Values" on pages 9 through 11 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Stock Ownership", subcaptions "Holdings of Major Shareholders" and "Holdings of Officers and Directors" on pages 11 through 13 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is furnished by incorporation by reference to all information under the caption "Related-Party Transactions with Wal-Mart" on page 5 of the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. & 2.	Consolidated Financial Statements [and Financial Statement Schedules]

The financial statements listed in the Index to Consolidated Financial Statements, which appears on page 19 of this annual report, are incorporated by reference herein or filed as part of this Form 10-K.

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

3(b)

By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

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

4(g)	Indenture dated as of July 5, 2001, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740)

+10(a)

Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the year ended January 31, 1986. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

+10(c)

1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+10(d)

1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+10(e)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+10(f)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

+10(g)

Wal-Mart Stores, Inc. Officer Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1996. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

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

Page 18 of 23
+10(j)

1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1998.

+10(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 is incorporated herein by reference to Exhibit 10(l) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1999.

+10(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 is incorporated herein by reference to Exhibit 10(m) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1999.

*12	Statement re computation of ratios

*13	All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2001.

*21	List of the Company’s Subsidiaries

*23	Consent of Independent Auditors

*Filed herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

(b)Reports on Form 8-K

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Report to Shareholders (page)
Covered by Report of Independent Auditors:
Consolidated Statements of Income for each of the three years in the period ended January 31, 2002	24
Consolidated Balance Sheets at January 31, 2002 and 2001	25
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended January 31, 2002	26
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2002	27
Notes to Consolidated Financial Statements, except Note 11	28

Not Covered by Report of Independent Auditors:
Note 11 - Quarterly Financial Data (Unaudited)	39

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

DATE: April 15, 2002	/s/ H. Lee Scott
H. Lee Scott President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 15, 2002	/s/ H. Lee Scott
H. Lee Scott President, Chief Executive Officer and Director

DATE: April 15, 2002	/s/ S. Robson Walton
S. Robson Walton Chairman of the Board and Director

DATE: April 15, 2002	/s/ David D. Glass
David D. Glass Chairman, Executive Committee Of the Board and Director

DATE: April 15, 2002	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Page 21 of 23
DATE: April 15, 2002	/s/ James A. Walker, Jr.
James A. Walker, Jr. Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 15, 2002	/s/ James W. Breyer
James W. Breyer Director

DATE: April 15, 2002
John T. Chambers Director

DATE: April 15, 2002	/s/ Thomas M. Coughlin
Thomas M. Coughlin Director

DATE: April 15, 2002	/s/ Stephen Friedman
Stephen Friedman Director

DATE: April 15, 2002	/s/ Stanley C. Gault
Stanley C. Gault Director

DATE: April 15, 2002
Roland A. Hernandez Director

DATE: April 15, 2002
Dawn G. Lepore Director
Page 22 of 23
DATE: April 15, 2002	/s/ J. Paul Reason
J. Paul Reason Director

DATE: April 15, 2002
Elizabeth A. Sanders Director

DATE: April 15, 2002
Jack C. Shewmaker Director

DATE: April 15, 2002	/s/ Donald G. Soderquist
Donald G. Soderquist Director

DATE: April 15, 2002	/s/ Jose H. Villarreal
Jose H. Villarreal Director

DATE: April 15, 2002
John T. Walton Director