Form 10-Q
period 2002-04-30
WAL MART STORES INC
filed 2002-06-10
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2002.
                                                                                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 1-6991

WAL-MART STORES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0415188 (I.R.S. Employer Identification No.)

702 S.W. Eighth Street Bentonville, Arkansas (Address of principal executive offices)	72716 (Zip Code)

(479) 273-4000 (Registrant’s telephone number, including area code)

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

Yes X	No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 4,448,040,209 shares as of April 30, 2002.

Page 1 of 14 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	April 30, 2002 (Unaudited)	January 31, 2002 (* Note)
Cash and cash equivalents	$ 2,418	$ 2,161
Receivables	1,679	2,000
Inventories	23,532	22,614
Prepaid expenses and other	1,266	1,471
Total current assets	28,895	28,246

Property, plant and equipment, at cost	55,771	53,992
Less accumulated depreciation	12,089	11,436
Net property, plant and equipment	43,682	42,556

Property under capital leases	4,606	4,626
Less accumulated amortization	1,473	1,432
Net property under capital leases	3,133	3,194

Goodwill and other acquired intangible assets	8,477	8,595
Other assets and deferred charges	954	860

Total assets	$85,141	$83,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 854	$ 743
Accounts payable	16,214	15,617
Accrued liabilities	6,898	7,174
Accrued income taxes	1,338	1,343
Long-term debt due within one year	3,169	2,257
Obligations under capital leases due within one year	153	148
Total current liabilities	28,626	27,282

Long-term debt	15,246	15,687
Long-term obligations under capital leases	3,004	3,045
Deferred income taxes and other	1,225	1,128
Minority interest	1,192	1,207

Common stock and capital in excess of par value	1,921	1,929
Retained earnings	35,404	34,441
Other accumulated comprehensive income	(1,477)	(1,268)
Total shareholders' equity	35,848	35,102

Total liabilities and shareholders' equity	$85,141	$83,451

See accompanying notes to condensed consolidated financial statements.

*Note: The balance sheet at January 31, 2002, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 14 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended April 30, 2002 2001
Revenues:
Net sales	$54,960	$48,052
Other income - net	458	513
	55,418	48,565
Costs and expenses:
Cost of sales	43,058	37,850
Operating, selling and general and administrative expenses	9,454	8,143
Interest costs:
Debt	216	284
Capital leases	65	68
	52,793	46,345
Income before income taxes and minority interest	2,625	2,220
Provision for income taxes	932	810

Income before minority interest	1,693	1,410

Minority interest	(41)	(30)

Net income	$ 1,652	$ 1,380

Net income per common share:
Basic net income per common share
Net income per common share	$ .37	$ .31
Average number of common shares	4,452	4,471

Diluted net income per common share
Net income per common share	$ .37	$ .31
Average number of common shares	4,468	4,487

Dividends per share	$ .075	$ .070

See accompanying notes to condensed consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Three Months Ended April 30, 2002 2001
Cash flows from operating activities:
Net income	$ 1,652	$ 1,380

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	788	751
Increase in inventories	(919)	(1,374)
Increase (decrease) in accounts payable	745	(247)
Other	(105)	(282)
Net cash provided by operating activities	2,161	228

Cash flows from investing activities:
Payments for property, plant & equipment	(2,106)	(1,886)
Other investing activities	127	(40)
Net cash used in investing activities	(1,979)	(1,926)

Cash flows from financing activities:
Increase in commercial paper	112	1,468
Proceeds from issuance of long-term debt	514	848
Dividends paid	(334)	(313)
Payment of long-term debt	(14)	(797)
Purchase of Company stock	(374)	-
Other financing activities	(23)	(51)
Net cash provided by (used in) financing activities	(119)	1,155

Effect of exchange rates on cash	194	(34)

Net increase (decrease) in cash and cash equivalents	257	(577)

Cash and cash equivalents at beginning of year	2,161	2,054

Cash and cash equivalents at end of period	$ 2,418	$ 1,477

Supplemental disclosure of cash flow information:

Income taxes paid	$ 851	$ 308
Interest paid	405	460

See accompanying notes to condensed consolidated financial statements.

Page 4 of 14 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of April 30, 2002, and the related condensed consolidated statements of income for the three-month periods ended April 30, 2002, and 2001, and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2002, and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002. Therefore, the interim statements should be read in conjunction with the Annual Report on Form 10-K.

      NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding shares reduced by the dilutive effect of stock options (these options are for the purchase of 16 million shares in each of the quarters ended April 30, 2002 and 2001).

      NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories were not in excess of market value on the balance sheet dates. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the FIFO method of accounting had been used in the United States by the Company, inventories at April 30, 2002, would have been $145 million higher than reported, which is an increase in the LIFO reserve of $10 million from January 31, 2002. If the FIFO method had been used in the United States at April 30, 2001, inventories would have been $192 million higher than reported, which is a decrease in the LIFO reserve of $10 million from January 31, 2001.

      NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. The sales in the "Other" category result from sales to third parties by the Company’s wholly owned subsidiary, McLane Company, Inc., a wholesale distributor.

Page 5 of 14 (Form 10-Q)

      Net sales by operating segment were as follows (in millions):

	Three Months Ended April 30, 2002 2001

Wal-Mart Stores	$35,417	$30,751
Sam's Club	7,295	6,535
International	8,992	7,636
Other	3,256	3,130

Total Net Sales	$54,960	$48,052

      Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended April 30, 2002 2001

Wal-Mart Stores	$ 2,554	$ 2,199
Sam's Club	218	218
International	381	215
Other	(247)	(60)

Operating profit	2,906	2,572

Interest expense	281	352

Income before income taxes and minority interest	$ 2,625	$ 2,220

      For the three months ended April 30, 2001, certain segment operating profit information has been reclassified to conform to current year presentation.

      Goodwill is recorded in the operating segments as follows (in millions):

	April 30, 2002	January 31, 2002

International	$7,895	$8,028
Sam’s Club	305	305
Other	233	233

Total Goodwill	$8,433	$8,566

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations.

      NOTE 5. Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are currency translation adjustments and hedge accounting adjustments.

      Comprehensive income was $1.4 billion and $932 million for the quarters ended April 30, 2002 and 2001, respectively.

Page 6 of 14 (Form 10-Q)

      NOTE 6. New Accounting Pronouncements

      On February 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, Business Combinations ("FASB 141"), and No. 142, Goodwill and Other Intangible Assets ("FASB 142"). Under FASB 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment reviews. The following table adjusts certain first quarter fiscal 2002 information as if the non-amortization provisions of FASB 142 had been in place at that time:

	Net income (In millions)		Basic earnings per share		Diluted earnings per share
	Three-months ended April 30,
	2002	2001	2002	2001	2002	2001
As reported	$ 1,652	$ 1,380	$ 0.37	$ 0.31	$ 0.37	$ 0.31
Add back: Goodwill amortization (net of $3 million tax impact)	0	56	0.00	0.01	0.00	0.01
As adjusted	$ 1,652	$ 1,436	$ 0.37	$ 0.32	$ 0.37	$ 0.32

The Company is currently performing the goodwill impairment reviews required by FASB 142. Management, however, believes that the results of these reviews will not require the Company’s existing goodwill to be written down. Aside from goodwill we do not have a significant amount of intangible assets. FASB 141 addresses the accounting and reporting for business combinations. The adoption of FASB 141 did not have a material impact on the Company in the first quarter of fiscal 2003.

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company in the first quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Wal-Mart is a very large but straightforward business. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. We are able to obtain lower merchandise costs and pass them on to our customers through our negotiations with suppliers and by efficiently managing our distribution network. The key to our success is our ability to grow our base business. In the United States we grow our base business by aggressively building new stores and by increasing sales in our existing stores, including by offering new kinds goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores and through acquisitions. We intend to continue to expand both domestically and internationally.

Results of Operations

      Our sales increased by 14.4% in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002. This sales increase resulted from our domestic and international expansion programs and a domestic comparative store sales increase of 8.1% for the quarter ended April 30, 2002. Comparable stores sales are sales at stores that were open as of February 1 of the prior year and are also referred to as same-store sales.

      United States expansion activity during the first quarter of fiscal 2003 included the addition of seven new Wal-Mart stores, 15 new Supercenters, three new Sam’s Clubs, and the conversion of 32 Wal-Mart stores to Supercenters. Global expansion during the first quarter of fiscal 2003 included the addition of two units in Korea, 12 units in Mexico (net of one unit closed during the quarter) and two units in the United Kingdom.

Page 7 of 14 (Form 10-Q)

      At April 30, 2002, we had 1,622 Wal-Mart stores, 1,113 Supercenters, 503 Sam’s Clubs and 31 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (22), Canada (196), Germany (95), Korea (11), Mexico (563), Puerto Rico (17) and the United Kingdom (252) and under joint venture agreements in China (19). At April 30, 2001, we had 1,702 Wal-Mart stores, 952 Supercenters, 479 Sam’s Clubs and 20 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina (11), Brazil (20), Canada (176), Germany (94), Korea (6), Mexico (509), Puerto Rico (17) and the United Kingdom (244) and under joint venture agreements in China (11).

      Our total gross profit, as a percentage of sales, increased from 21.2% in the first quarter of fiscal 2002 to 21.7% during the first quarter of fiscal 2003. The increase in gross profit can be primarily attributed to a change in the mix of sales within our operating segments. The Sam’s Club segment sales decreased as a percentage of our total sales. As warehouse club sales result in considerably lower gross profit margins by design, this decrease in the Sam’s Club segment’s sales as a percentage of our total sales had a favorable impact on our total gross profit as a percentage of sales.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 17.2% for the first quarter of fiscal 2003, up from 17.0% in the corresponding period in fiscal 2002. This increase was due primarily to an increase in our insurance costs, an increase in our incentive bonus accrual and an increase in the recording of expense related to vacant properties. The change in accounting for goodwill required by the new accounting standard FASB 142 also affected the comparison of the first quarter of fiscal 2003 with the first quarter of fiscal 2002. FASB 142 requires that companies no longer amortize goodwill. Instead, an annual review is performed to determine if goodwill is impaired and should be written-off. The comparison of the first quarter of this fiscal year to the first quarter of the last fiscal year is positively impacted by this accounting change since we have not recorded any goodwill amortization expense since January 31, 2002. If our operating, selling, general and administrative expense for the first quarter of fiscal year 2002 were adjusted to add back the goodwill amortization recorded for that period (but which would not have been recorded had FASB 142 been in place during the prior year), operating expenses would have been reduced by $59 million. If the first quarter fiscal 2002 operating expenses were adjusted to remove that goodwill amortization, our operating expenses as a percent of sales would be reduced from 17.0% as disclosed above to 16.8%.

      Interest costs on debt and capital leases as a percentage of sales decreased 0.22% for the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002. This decrease resulted from lower interest rates, less need for debt financing due to inventory reduction efforts and the positive impacts of our fixed to variable interest rate swap program.

      In the first quarter of fiscal 2003, we earned net income of $1,652 million, a 19.7% increase over our net income in the first quarter of fiscal 2002. As discussed above, the comparison of net income earned in the first quarter of fiscal 2003 with the net income earned in the first quarter of fiscal 2002 is positively impacted by an accounting change related to goodwill amortization. As the tax impact of not amortizing goodwill would have been minimal in dollars, increasing tax expense by only $3 million for the quarter, our prior year first quarter net income would have been increased by $56 million and earnings per share would have increased by $0.01. If the prior year first quarter is adjusted to add back goodwill amortization that would not have been recorded under the new accounting standard, our net income for the first quarter of fiscal 2003 would have increased by 15.0% over the prior year first quarter. The non-amortization provisions of FASB 142 had an overall positive impact on our effective income tax rate for the first quarter of fiscal 2003. Our effective income tax rate for the first quarter of fiscal 2003 was 35.5% compared with an effective income tax rate of 36.5% for the first quarter of fiscal 2002. Had the accounting standard been in place for the first quarter of fiscal 2002, the effective income tax rate would have been reduced by 0.70% from 36.5% to 35.7% for that quarter.

Page 8 of 14 (Form 10-Q)

Wal-Mart Stores segment

Three- months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase (decrease)from prior year first quarter	Operating income as a percentage of segment sales
2002	$35,417	15.2%	$2,554	16.1%	7.2%
2001	30,751	11.7%	2,199	0.0%	7.2%

      The first quarter fiscal 2003 sales increase resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. The comparative store sales increase for the segment was 8.6% for the first quarter of fiscal 2003. Segment sales as a percentage of our total sales increased from 64.0% in the quarter ended April 30, 2001, to 64.4% for the quarter ended April 30, 2002.

      The increase in the Wal-Mart Stores segment’s operating profit for the first quarter of fiscal 2003 resulted primarily from gross margin improvements. Gross margin as a percentage of segment sales improved by 0.22% when compared to gross margin for the first quarter of the prior fiscal year. A 0.11% increase in operating expenses partially offset the improved margin. That increase in operating expenses resulted primarily from increased insurance costs.

Sam’s Club segment

Three- months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior year first quarter	Operating income as a percentage of segment sales
2002	$7,295	11.6%	$218	0.0%	3.0%
2001	6,535	7.5%	218	15.3%	3.3%

      The Sam’s Clubs segment sales increase for the quarter ended April 30, 2002 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. For the segment, the comparative sales increase was 5.7% for the quarter ended April 30, 2002. Segment sales as a percentage of our total Company sales decreased from 13.6% in the quarter ended April 30, 2001, to 13.3% for the quarter ended April 30, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from the increased growth in the Wal-Mart Stores and International segments.

      Segment operating profit for the first quarter of fiscal 2003 was unchanged when compared to the first quarter of the prior fiscal year. Compared to the three-months ended April 30, 2001 segment gross margin for the quarter increased slightly by 0.03%. This slight increase in margin was offset by a 0.25% increase in operating expenses, and a reduction in other income as a percentage of sales. The increase in operating expenses is mainly the result of increased insurance and casualty costs. The reduction in other income is primarily the result of membership income not growing at the same rate as sales.

International segment

Three- months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior year first quarter	Operating income as a percentage of segment sales
2002	$8,992	17.8%	$381	77.2%	4.2%
2001	7,636	6.1%	215	44.3%	2.8%

Page 9 of 14 (Form 10-Q)

      The International segment sales for the quarter ended April 30, 2002 when compared to the sales in the same period in fiscal 2002 increased as a result of continued expansion activities within the segment. International sales as a percentage of total Company sales increased from 15.9% in the quarter ended April 30, 2001, to 16.4% for the quarter ended April 30, 2002. This increase stemmed largely from the results of the international expansion program, and was slightly offset by an $87 million negative impact of currency conversion on segment sales.

      The International segment operating income increased as a percent of the segment’s sales from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 primarily as the result of a 0.49% increase in gross margin and a 1.27% reduction in operating expenses. The adoption of FASB 142 affected the comparison of operating income between the first quarter of fiscal 2003 and the first quarter of fiscal 2002 because, in accordance with FASB 142, the Company did not record any goodwill amortization expenses in the first quarter of fiscal 2003. If the International segment’s expenses for the first quarter of fiscal 2002 were adjusted to remove the goodwill amortization expense recorded for that period (but which would not have been recorded if FASB 142 had been in place in the prior year), the reduction of operating expenses would have been reduced from the 1.27% discussed above to 0.59% and the International segment’s operating income would have been $267 million for the first quarter of fiscal 2002. If FASB 142 had been effective in fiscal 2002 and that adjustment had been made, the segment’s operating income increase from the prior fiscal year’s first quarter would have been reduced from 77.2% to 42.7%.

Liquidity and Capital Resources

      Cash flows provided by operating activities in the first quarter of fiscal 2003 were $2.2 billion, compared with $228 million for the comparable period in fiscal 2002. Operating cash flow increased for the first quarter of fiscal 2003, primarily as the result of an increase of $745 million in accounts payable for that period compared with a decrease in accounts payable of $247 million in the first quarter of fiscal 2002 and the addition of $919 million in inventory in the first quarter of fiscal 2003 compared with an increase in inventory of $1.4 billion in the comparable period in fiscal 2002.

      During the first three months of fiscal 2003, we paid dividends of $334 million, made $2.1 billion in capital expenditures, issued long-term debt totaling $514 million, issued $112 million of commercial paper (net of all repayments of commercial paper in that period) and re-purchased $374 million of Company stock.

      At April 30, 2002, we had total assets of $85,141 million compared with total assets of $83,451 million at January 31, 2002. Working capital at April 30, 2002, was $269 million, a decrease of $695 million from $964 million at January 31, 2002. The ratio of our current assets to our current liabilities was 1.0 to 1.0, at April 30, 2002, January 31, 2002 and April 30, 2001.

      On March 11, 2002, we sold $500 million of 4.15% notes that will mature in calendar 2005.

      In March 2002, we announced that we had increased the annual dividend on our common stock by 7% to $.30 per share. We have increased our dividend every year since our first declared dividend in March 1974.

      In March 2002, our Board of Directors increased the authorized purchases under our existing common stock repurchase program to the programs original level of $3 billion. Subsequent to the increase of the stock repurchase program, we purchased $334 million of our common stock, leaving approximately $2.7 billion available under the stock repurchase authorization at April 30, 2002.

      If our operating cash flows are not sufficient to pay the increased dividend and to fund all capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. As of April 30, 2002, we may issue $1.5 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At April 30, 2002 and January 31, 2002, the ratio of our debt to our total capitalization was 38.5% and 38.4%, respectively.

Page 10 of 14 (Form 10-Q)

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2002 are similar to those disclosed in our Form 10-K for the year ended January 31, 2002. However, we added interest rate swaps with total notional amounts of $1.5 billion during the first quarter of fiscal 2003. The fair value of these swaps, which are designated as fair value hedges, was $10 million at April 30, 2002. The fair value of the $3.8 billion notional amount of interest rate swaps designated as fair value hedges at January 31, 2002 decreased from $172 million at January 31, 2002 to $170 million at April 30, 2002. The fair value of our cross-currency derivative instruments designated as net investment hedges existing at January 31, 2002 increased from $192 million at January 31, 2002 to $232 million at April 30, 2002. Our $325 million cross-currency interest rate swap designated as a cash flow hedge increased in fair value from $8 million at January 31, 2002 to $9 million at April 30, 2002. We continue to evaluate our risk management strategies in light of the adoption of FASB 133.

      Subsequent to April 30, 2002, we entered into several new fixed to variable interest rate swaps that effectively convert a portion of our fixed rate debt to a floating rate. These swaps have a combined notional amount of $3.5 billion. If these new swaps had been in place at April 30, 2002 in addition to the existing $5.3 billion notional amount of fixed to variable interest rate swaps that were in place at that time, the percentage of our total variable interest rate debt (including commercial paper) to total debt (including commercial paper) would have been 50%. We have evaluated the appropriate mix of fixed rate versus variable rate debt and believe that by the end of the fiscal year, 50% to 60% of our total debt (including commercial paper) could effectively be subject to variable interest rates.

      The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 20 through 23 of the Annual Report to Shareholders for the year ended January 31, 2002, that are exhibits to the our Annual Report of Form 10-K for the year ended January 31, 2002 and which exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      The Company and its subsidiaries are subject to various proceedings, lawsuits and other claims concerning the conduct of our business. We have asserted defenses to each of the claims made in these proceedings. Many of these proceedings raise complex factual and legal issues and are subject to uncertainties. Among the actions filed against us are certain class action lawsuits in which the plaintiffs allege that we violated the Fair Labor Standards Act and corresponding state laws. The plaintiffs in these suits seek unspecified damages or injunctive relief, or both. These suits are in various procedural stages. In addition, we are a defendant in certain other class actions. These suits are also at various procedural stages. Although we cannot predict with assurance the outcome of these proceedings, and although the amounts claimed by the plaintiffs are in some instances substantial, we have no reason to believe these proceedings will have a material, adverse effect on our consolidated financial position, liquidity or results of operations.

      Item 103 of the Securities and Exchange Commission’s Regulation S-K requires disclosure of any proceeding brought for the purpose of protecting the environment to which a governmental authority is a party and in which the potential monetary sanctions involved exceed $100,000. We are disclosing the following items in accordance with Item 103.

Page 11 of 14 (Form 10-Q)

      In February 1999, we settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) regarding a Supercenter in Honesdale, Pennsylvania. These claims alleged that a subcontractor’s acts and omissions relating to the construction of the Supercenter led to excess erosion and sedimentation of a nearby creek. In the settlement, we agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. We are negotiating a settlement of a claim by the United States Army Corps of Engineers that the construction resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps of Engineers would require us to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The contractor on the project has reimbursed us for the amounts we have paid in connection with this matter.

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

Item 5. Other Information

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in this Management’s Discussion and Analysis, in other parts of this report and in our other filings, may be deemed to be forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance, the anticipation and expectations of the Company and its management for future occurrences. The forward-looking statements are subject to risks, uncertainties and other factors, including, the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks that the Company discusses more fully in its filings with the SEC, including the Company’s Annual Report on Form 10-K. We filed our Annual Report on Form 10-K for our fiscal year 2002 with the SEC on April 15, 2002. Actual results may materially differ from anticipated results described in these statements as a result of changes in facts, assumptions not being realized or other circumstances.

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following document is filed as an exhibit to this Form 10-Q:

            Exhibit 12 – Statement Re Computation of Fixed Charges.

            Exhibit 99 - All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2002.

      (b)   Reports on Form 8-K.

            Report on Form 8-K, dated March 11, 2002, with respect to the March 11,
            2002 completion of the sale of a $500 million aggregate principal amount of the Company’s 4.15% notes due 2005.

  Page 12 of 14 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WAL-MART STORES, INC.

Date:  June 10, 2002                               /s/ H. Lee Scott
                                                       H. Lee Scott
                                                       President and
                                                       Chief Executive Officer

Date:  June 10, 2002                               /s/ Thomas M. Schoewe
                                                      Thomas M. Schoewe
                                                      Executive Vice President
                                                      and Chief Financial Officer

Page 13 of 14 (Form 10-Q)

Index to Exhibits

Exhibit
Number                  Description of Document

12                      Statement Re Computation of Ratios.

99                      All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on
                        Form 10-K of the Company for the year ended January 31, 2002.

Page 14 of 14 (Form 10-Q)