Form 10-Q
period 2002-07-31
WAL MART STORES INC
filed 2002-09-11
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002.
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
                                 Yes _____  No _____

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value – 4,422,644,717 shares as of August 31, 2002.

Page 1 of 21 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	July 31, 2002 (Unaudited)	January 31, 2002 (*Note)

Cash and cash equivalents	$ 2,288	$ 2,161
Receivables	1,934	2,000
Inventories	24,270	22,614
Prepaid expenses and other	1,304	1,471
Total current assets	29,796	28,246

Property, plant and equipment, at cost	58,212	53,992
Less accumulated depreciation	12,801	11,436
Net property, plant and equipment	45,411	42,556

Property under capital leases	4,563	4,626
Less accumulated amortization	1,506	1,432
Net property under capital leases	3,057	3,194

Net goodwill and other acquired intangible assets	9,031	8,595
Other assets and deferred charges	1,290	860

Total assets	$ 88,585	$ 83,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 1,453	$ 743
Accounts payable	16,983	15,617
Accrued liabilities	7,773	7,174
Accrued income taxes	639	1,343
Long-term debt due within one year	3,031	2,257
Obligations under capital leases due within one year	155	148
Total current liabilities	30,034	27,282

Long-term debt	16,201	15,687
Long-term obligations under capital Leases	2,878	3,045
Deferred income taxes and other	1,240	1,128
Minority interest	1,266	1,207

Common stock and capital in excess of par value	1,869	1,929
Retained earnings	35,874	34,441
Other accumulated comprehensive income	(777)	(1,268)
Total shareholders' equity	36,966	35,102

Total liabilities and shareholders' equity	$ 88,585	$ 83,451

See accompanying notes to condensed consolidated financial statements.

*  Note:  The balance sheet at January 31, 2002, has been derived from the audited consolidated financial statements of the Company at that date, and condensed.

Page 2 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended July 31, 2002 2001		Six Months Ended July 31, 2002 2001
Revenues:
Net Sales	$ 59,694	$ 52,799	$114,654	$100,851
Other income - net	561	470	1,019	983
	60,255	53,269	115,673	101,834
Costs and expenses:
Cost of sales	46,639	41,412	89,697	79,262
Operating, selling and general and administrative expenses	10,147	8,893	19,601	17,036
Interest costs:
Debt	199	284	415	569
Capital leases	63	67	128	135
	57,048	50,656	109,841	97,002
Income before income taxes and minority interest	3,207	2,613	5,832	4,832

Provision for income taxes	1,124	954	2,056	1,764

Income before minority interest	2,083	1,659	3,776	3,068

Minority interest	(45)	(37)	(86)	(67)

Net income	$ 2,038	$ 1,622	$ 3,690	$ 3,001

Net income per common share:

Basic net income per common share;
Net income per common share	$ 0.46	$ 0.36	$ 0.83	$ 0.67
Average number of common shares	4,438	4,470	4,445	4,472

Diluted net income per common share;
Net income per common share	$ 0.46	$ 0.36	$ 0.83	$ 0.67
Average number of common shares	4,452	4,486	4,460	4,488

See accompanying notes to condensed consolidated financial statements.

Page 3 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Six Months Ended July 31, 2002 2001

Cash flows from operating activities:
Net income	$ 3,690	$ 3,001

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,599	1,481
Increase in inventories	(1,679)	(1,631)
Increase in accounts payable	1,378	539
Other	(14)	(444)
Net cash provided by operating activities	4,974	2,946

Cash flows from investing activities:
Payments for property, plant & equipment	(4,458)	(3,874)
Other investing activities	276	(53)
Net cash used in investing activities	(4,182)	(3,927)

Cash flows from financing activities:
Increase (decrease) in commercial paper	713	(1,197)
Proceeds from issuance of long-term debt	1,526	4,141
Dividends paid	(666)	(625)
Payment of long-term debt	(649)	(1,222)
Purchase of Company stock	(1,672)	(254)
Other financing activities	(125)	(115)
Net cash provided by (used in) financing activities	(873)	728

Effect of exchange rates on cash	208	33

Net increase (decrease) in cash and cash equivalents	127	(220)

Cash and cash equivalents at beginning of year	2,161	2,054

Cash and cash equivalents at end of period	$ 2,288	$ 1,834

Supplemental disclosure of cash flow information:

Income taxes paid	$ 2,618	$ 1,786
Interest paid	553	732
Capital lease obligations incurred	9	29

See accompanying notes to condensed consolidated financial statements.

Page 4 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of July 31, 2002, and the related condensed consolidated statements of income for the three and six-month periods ended July 31, 2002, and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 2002, and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders. Therefore, the interim statements should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended January 31, 2002.

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options and restricted stock grants (14 million and 16 million shares for the quarters ended July 31, 2002 and 2001, respectively, and 16 million shares for each of the six-month periods ended July 31, 2002 and 2001).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are partially based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at July 31, 2002, would have been $155 million higher than reported, resulting in an increase in the LIFO reserve of $20 million from January 31, 2002, and an increase of $10 million from April 30, 2002. If the FIFO method had been used at July 31, 2001, inventories would have been $182 million higher than reported, resulting in a decrease in the LIFO reserve of $20 million from January 31, 2001, and a decrease of $10 million from April 30, 2001.

NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom. The sales in the "Other" category result from sales to third parties by the Company’s wholly-owned subsidiary, McLane Company, Inc., ("McLane") a wholesale distributor. Operating losses in the "Other" category are the result of expenses recorded at the corporate level which are partially offset by McLane operating profits.

Page 5 of 21 (Form 10-Q)

      Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31, 2002 2001		Six Months Ended July 31, 2002 2001

Wal-Mart Stores	$ 38,641	$ 33,870	$ 74,058	$ 64,621
Sam's Club	7,939	7,270	15,234	13,805
International	9,691	8,362	18,683	15,998
Other	3,423	3,297	6,679	6,427

Total Net Sales	$ 59,694	$ 52,799	$ 114,654	$ 100,851

      Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended July 31, 2002 2001		Six Months Ended July 31, 2002 2001

Wal-Mart Stores	$ 3,046	$ 2,600	$ 5,600	$ 4,799
Sam's Club	275	267	493	485
International	510	315	891	530
Other	(362)	(218)	(609)	(278)

Operating profit	$ 3,469	$ 2,964	$ 6,375	$ 5,536

Interest expense	262	351	543	704

Income before income taxes and minority interest	$ 3,207	$ 2,613	$ 5,832	$ 4,832

      Certain segment operating profit information for the three and six-month periods ending July 31, 2001 has been reclassified to conform to current year presentation.

      Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	July 31, 2002	January 31, 2002

International	$8,450	$8,028
Sam’s Club	305	305
Other	233	233
Wal-Mart	-	-

Total Goodwill	$8,988	$8,566

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations.

NOTE 5. Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are currency translation adjustments and hedge accounting adjustments.

Page 6 of 21 (Form 10-Q)

      Comprehensive income was $2,738 million and $1,737 million for the quarters ended July 31, 2002 and 2001, respectively, and was $4,181 million and $2,668 million for the six months ended July 31, 2002 and 2001, respectively.

NOTE 6. New Accounting Pronouncements

      On February 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, Business Combinations ("FASB 141"), and No. 142, Goodwill and Other Intangible Assets ("FASB 142"). Under FASB 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment reviews. The following tables adjust certain information for the three-month and six-month periods ended July 31, 2001 as if the non-amortization provisions of FASB 142 had been in place at that time and compares that adjusted information to the comparable information for the three-month and six-month periods ended July 31, 2002:

	Net income (In millions)		Basic earnings per share		Diluted earnings per share

Three months ended July 31,

	2002	2001	2002	2001	2002	2001

As reported	$ 2,038	$ 1,622	$ 0.46	$ 0.36	$ 0.46	$ 0.36
Add back: Goodwill amortization (net of $3 million tax impact)	-	56	0.00	0.02	0.00	0.01
As adjusted	$ 2,038	$ 1,678	$ 0.46	$ 0.38	$ 0.46	$ 0.37

Six months ended July 31,

	2002	2001	2002	2001	2002	2001

As reported	$ 3,690	$ 3,001	$ 0.83	$ 0.67	$ 0.83	$ 0.67
Add back: Goodwill amortization (net of $5 million tax impact)	-	113	0.00	0.03	0.00	0.02
As adjusted	$ 3,690	$ 3,114	$ 0.83	$ 0.70	$ 0.83	$ 0.69

      Aside from goodwill the Company does not have a significant amount of intangible assets. FASB 141 addresses the accounting and reporting for business combinations. The adoption of FASB 141 did not have a material impact on the Company’s financial results for the three-month or six-month periods ended July 31, 2002.

      On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company’s financial results for the three-month or six-month periods ended July 31, 2002.

Page 7 of 21 (Form 10-Q)

NOTE 7. Contingencies

      The Company is involved in a large number of cases, including antitrust, consumer, employment, tort, and other litigation. Among the matters pending against the Company are the following:

      The Company is a defendant in thirty nine (39) putative class action lawsuits, in thirty (30) states, in which the plaintiffs allege that the Company violated the Fair Labor Standards Act, corresponding state laws, or both. The plaintiffs are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified actual damages, injunctive relief, or both. The complaints were filed between June 1998 and August 2002. Class certification has been addressed in four cases: in which two of the courts have denied class certification and have been upheld on appeal, one court certified a case to proceed as a class action and its decision is on expedited appeal, and one court has allowed the case to proceed as a class action on a conditional basis for discovery purposes.

      The Company is a defendant in three putative class action lawsuits brought on behalf of pharmacists who allege, among other things, that the Company failed to pay overtime in violation of the Fair Labor Standards Act or in breach of contract. The complaints seek actual damages, injunctive relief, or both. Two of these cases are pending in the United States District Court for the District of Colorado (Presley, et al. v. Wal-Mart Stores, Inc. and Yates, et al. v. Wal-Mart Stores, Inc.)and one is pending in the District Court, County of Denver, Colorado (Culver, et al. v. Wal-Mart). In each of these cases, the trial court has certified a class.

      The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all female employees in all of the Company’s retail stores. The complaint alleges that the Company has a pattern and practice of discriminating against women in promotions, pay, training, and job assignment. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorney fees. Class certification has not been decided.

      The Company is a defendant in three putative class action lawsuits in Texas and one in New Hampshire. In each of the lawsuits, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance policies lack an insurable interest in the lives of the class-members, who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. The lead suit, Mayo, et al. v. Wal-Mart Stores, was filed on June 26, 2001 in the United States District Court, Southern District of Texas. The court in Mayo recently denied the Company’s motion for summary judgment. Class certification has not been decided in any of these cases.

      The Company is a defendant in a lawsuit that was filed October 16, 2001 in the United States District Court for the Northern District of Georgia, Atlanta Division. Lisa Smith Mauldin v. Wal-Mart Stores, Inc., was certified by the Court as a class action on August 30, 2002. The class is composed of female Wal-Mart associates who were participants in the Associates Health and Welfare Plan from March 8, 2001 to the present and who were using prescription contraceptives during the relevant time period. The class seeks back pay for all members in the form of reimbursement of the cost of prescription contraceptives (from no earlier than September 5, 1999), pre-judgment interest and attorney's fees. The complaint alleges that the company's Health Plan violates Title VII's prohibition against gender discrimination in that the Reproductive Systems provision does not provide coverage for contraceptives.

Page 8 of 21 (Form 10-Q)

NOTE 8. Subsequent Events

      In August 2002, the Company announced that on February 1, 2003 it will adopt the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123 Accounting and Disclosure of Stock-Based Compensation (FASB 123). Under FASB 123, compensation expense is recognized based on the fair value of stock options granted. Under the accounting transition rules currently in place for adopting FASB 123, the impact on the Company’s income statement will be less than $0.01 per share in the year of adoption. The accounting standard setters are currently reconsidering the transition provision for adopting FASB 123 and may provide alternative accounting methods when adopting FASB 123. Based on the Company’s understanding of the accounting methods currently under consideration, it does not believe that the impact of changing the accounting method for the adoption of FASB 123 would have an impact of greater than $0.01 to $0.02 per share on earnings per share in the year of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

      Wal-Mart is a very large but straightforward business. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. We are able to obtain lower merchandise costs and pass them on to our customers through our negotiations with suppliers and by efficiently managing our distribution network. The key to our success is our ability to grow our base business. In the United States we grow our base business by building new stores and by increasing sales in our existing stores, including offering new kinds of goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores, through acquisitions and by offering new goods and services to our customers. We intend to continue to expand both domestically and internationally.

Results of Operations

      We had 13.1% and 13.7% sales increases for the quarter and the six months ended July 31, 2002, respectively, when compared to the same periods in fiscal 2002. These sales increases were attributable to our domestic and international expansion programs and our domestic comparative store sales increases of 6.4% and 7.3% for the quarter and the six months ended July 31, 2002, respectively, over the same periods in fiscal 2002. We consider comparative stores sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since February 1st of the prior fiscal year. Stores that have been expanded or relocated during that period are not included in the calculation of comparative store sales. Comparative store sales are also referred to as "same-store" sales within the retail industry.

      Our gross profit as a percentage of sales (our "gross margin") increased from 21.6% in the second quarter of fiscal 2002 to 21.9% during the second quarter of fiscal 2003. For the six-month period ended July 31, 2002, gross margin was 21.8%, up from 21.4% in the same period in fiscal 2002. The improvement in gross margin resulted from lower markdowns, reduced shrinkage and a change in customer purchasing preferences to items which carry higher margins. Additionally, the percentage of total sales generated by the Wal-Mart Stores and International segments increased for both the three-month and six-month periods ended July 31, 2002 when compared to the same periods in the prior fiscal year. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the Sam’s Club segment, this change in sales mix increased the Company’s total gross margin.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 17.0% and 17.1% for the second quarter and first six months of fiscal 2003, up from 16.8% and 16.9% in the same periods in fiscal 2002, respectively. These increases were due primarily to an increase in our insurance, legal, benefits, store pre-opening costs and an increase in our incentive bonus accrual. The change in accounting for goodwill required by the new accounting standard FASB 142 also affected the comparison of the second quarter and first six months of fiscal 2003 with the second quarter and first six months of fiscal 2002. FASB 142 requires that companies no longer amortize goodwill. Instead, an annual review is performed to determine if goodwill is impaired and should be written-off. The comparison of the second quarter and first six months of this fiscal year to the same periods in the last fiscal year is positively impacted by this accounting change since we have not recorded any goodwill amortization expense since January 31, 2002. If our operating, selling, general and administrative expense for the second quarter and first six months of fiscal year 2002 were adjusted to add back the goodwill amortization recorded for those periods (but which would not have been recorded had FASB 142 been in place during the prior year), operating expenses would have been reduced by $59 million for the second quarter of fiscal 2002 and $118 million for the first six months of fiscal 2002. If the second quarter fiscal 2002 operating expenses were adjusted to remove that goodwill amortization, our operating expenses as a percent of sales would be reduced from 16.8% as disclosed above to 16.7%. If the operating expenses for the first six months of fiscal 2002 were adjusted to remove that goodwill amortization, our operating expenses as a percent of sales for that period would be reduced from 16.9% as disclosed above to 16.8%.

Page 9 of 21 (Form 10-Q)

      Interest costs on debt and capital leases as a percentage of sales decreased 0.23% and 0.22% for the second quarter and first six months of fiscal 2003, respectively, when compared to the same periods in fiscal 2002. These decreases resulted from lower average interest rates on our outstanding indebtedness, less need for debt financing due to inventory reduction efforts and the positive impacts of our fixed to variable interest rate swap program.

      In the second quarter of fiscal 2003, we earned net income of $2,038 million, a 25.6% increase over our net income in the second quarter of fiscal 2002. As discussed above, the comparison of net income earned in the second quarter of fiscal 2003, with the net income earned in the second quarter of fiscal 2002 is positively impacted by an accounting change related to goodwill amortization. As the tax impact of not amortizing goodwill would have been minimal in dollars, increasing tax expense by only $3 million for the quarter, our prior year second quarter net income would have been increased by $56 million and basic earnings per share would have increased by $0.02 if we had not amortized goodwill in fiscal 2002. If the prior year second quarter is adjusted to add back goodwill amortization that would not have been recorded under the new accounting standard, our net income for the second quarter of fiscal 2003 would have increased by 21.4% over the prior year second quarter.

      The non-amortization provisions of FASB 142 had an overall positive impact on our effective income tax rate for the second quarter and first six months of fiscal 2003. Our effective income tax rate for the second quarter of fiscal 2003 was 35.05% compared with an effective income tax rate of 36.5% for the second quarter of fiscal 2002. Had the accounting standard been in place for the second quarter of fiscal 2002, the effective income tax rate would have been reduced by 0.70% from 36.5% to 35.8% for that quarter. The remainder of the reduction in the effective income tax rate resulted from a variety of factors, but predominately from the changing mix of results in international countries with disparate tax rates.

      For the first six months of fiscal 2003, we earned net income of $3,690 million, a 23.0% increase over our net income in the first six months of fiscal 2002. As discussed above, the comparison of net income earned in the first six months of fiscal 2003, with the net income earned in the first six months of fiscal 2002 is positively impacted by the accounting change related to goodwill amortization. As the tax impact of not amortizing goodwill would have been minimal in dollars, increasing tax expense by only $5 million for the six-month period ended July 31, 2001, our net income for that period would have been increased by $113 million and basic earnings per share would have increased by $0.03 if we had not amortized goodwill in fiscal 2002. If the prior year first six months are adjusted to add back goodwill amortization that would not have been recorded under the new accounting standard, our net income for the first six months of fiscal 2003 would have increased by 18.5% over our net income in the prior fiscal year’s first six months.

      The non-amortization provisions of FASB 142 had an overall positive impact on our effective income tax rate for the first six months of fiscal 2003. Our effective income tax rate for the first six months of fiscal 2003 was 35.25% compared with an effective income tax rate of 36.5% for the first six months of fiscal 2002. Had the accounting standard been in place for the second quarter of fiscal 2002, the effective income tax rate would have been reduced by 0.70% from 36.5% to 35.8% for that six month period. The remainder of the reduction in the effective income tax rate resulted from a variety of factors, but predominately from the changing mix of results in international countries with disparate tax rates.

Page 10 of 21 (Form 10-Q)

      At July 31, 2002, the Company had 1,611 Wal-Mart stores, 1,156 Supercenters, 34 Neighborhood Markets and 512 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(11), Brazil(22), Canada(196), Germany(96), South Korea (12), Mexico(575), Puerto Rico(18), the United Kingdom (255) and under joint venture agreements in China (20). During May 2002 we completed our acquisition of 6.1% of the stock of The Seiyu, Ltd., a Japanese retail chain for 6 billion yen, or approximately $46 million. Under the terms of the acquisition, we will also have the right to contribute up to 260 billion yen, or approximately $2 billion for additional shares of stock in Seiyu. If we contribute the full 260 billion yen to Seiyu, we will own approximately 66.7% of the stock of Seiyu. This investment represents our entry into the Japanese retail market. At July 31, 2001, the Company had 1,667 Wal-Mart stores, 998 Supercenters, 23 Neighborhood Markets and 486 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(11), Brazil(21), Canada(177), Germany(93), South Korea (7), Mexico(520), Puerto Rico(17), the United Kingdom (246) and under joint venture agreements in China (14).

Wal-Mart Stores Segment

Three months ended July 31, 2002

      The following table gives selected financial information for the three months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2003	$38,641	14.1%	$3,046	17.2%	7.9%
2002	$33,870	14.2%	$2,600	3.3%	7.7%

      The second quarter fiscal 2003 sales increase resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. The comparative store sales increase for the segment was 7.1% for the second quarter of fiscal 2003 over those in the comparable period in fiscal 2002. Segment sales as a percentage of our total sales increased from 64.2% in the quarter ended July 31, 2001, to 64.7% for the quarter ended July 31, 2002 as a result of the expansion in the Wal-Mart Stores segment and its greater increase in comparative store sales than the increases of the Sam’s Clubs and International segments. Segment expansion during the second quarter of fiscal 2003 included the opening of 14 Wal-Mart stores, 3 Neighborhood Markets and 43 Supercenters (including the conversion of 25 existing Wal-Mart stores into Supercenters).

      The increase in the Wal-Mart Stores segment’s operating income for the second quarter of fiscal 2003 resulted primarily from gross margin improvements and a reduction in operating expenses as a percentage of sales. Operating expenses as a percentage of segment sales decreased by 0.09% when compared to the second quarter of the prior fiscal year. This decrease was primarily a result of reduced payroll and utility costs as a percentage of segment sales, which were somewhat offset by increased insurance costs as a percentage of segment sales. Gross margin as a percentage of segment sales improved by 0.03% when compared to gross margin for the second quarter of the prior fiscal year. This improvement in gross margin resulted from a change in customer purchasing preferences to items which carry higher margins and improvements in shrinkage and markdowns as a percentage of sales when compared to the same period in the last fiscal year.

Page 11 of 21 (Form 10-Q)

Six months ended July 31, 2002

      The following table gives selected financial information for the six months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2003	$74,058	14.6%	$5,600	16.7%	7.6%
2002	$64,621	13.0%	$4,799	1.7%	7.4%

      The sales increase for the first six months of fiscal 2003 resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. The comparative store sales increase for the segment was 7.8% for the first six months of fiscal 2003. Segment sales as a percentage of our total sales increased from 64.1% in the six-month period ended July 31, 2001, to 64.6% for the six-month period ended July 31, 2002. Segment expansion during the first six months of fiscal 2003 included the opening of 21 Wal-Mart stores, 3 Neighborhood Markets and 90 Supercenters (including the conversion of 57 existing Wal-Mart stores into Supercenters).

      The increase in the Wal-Mart Stores segment’s operating profit as a percentage of segment sales for the first six months of fiscal 2003 resulted primarily from gross margin improvements. Gross margin improved by 0.12% when compared to gross margin for the first six months of the prior fiscal year. This improvement in our gross margin resulted from a change in customer purchasing preferences to items which carry higher margins, and improvements in shrinkage and markdowns as a percentage of sales when compared to the same period in the last fiscal year. A 0.01% increase in operating expenses stated as a percentage of segment sales partially offset the improved margin. The increase in operating expenses as a percentage of sales was the result of increased insurance costs as a percentage of sales, which were somewhat offset by a reduction in payroll and utility costs as a percentage of sales.

Sam’s Club Segment

Three months ended July 31, 2002

      The following table gives selected financial information for the three months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2003	$7,939	9.2%	$275	3.0%	3.5%
2002	$7,270	9.1%	$267	11.3%	3.7%

      The Sam’s Clubs segment sales increase for the quarter ended July 31, 2002 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Segment expansion during the second quarter of fiscal 2003 consisted of the opening of 9 new clubs. For the segment, the comparative sales increase was 3.4% for the quarter ended July 31, 2002. Segment sales as a percentage of our total Company sales decreased from 13.8% in the quarter ended July 31, 2001, to 13.3% for the quarter ended July 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from greater growth in the Wal-Mart Stores and International segments than the growth in the Sam’s Clubs segment.

Page 12 of 21 (Form 10-Q)

      The decrease in segment operating profit as a percentage of segment sales for the second quarter of fiscal 2003 is the result of an increase in operating expenses as a percentage of segment sales and a reduction of other income as a percentage of sales. The increase in operating expenses and the reduction in other income were partially offset by gross margin improvements. Operating expense as a percentage of sales increased by 0.22% for the quarter ended July 31, 2002 when compared to the prior year second quarter. This increase was driven primarily by increased insurance costs. Other income as a percentage of segment sales decreased by 0.04%. Gross margin improved by 0.05% when compared to gross margin for the second quarter of the prior fiscal year.

Six months ended July 31, 2002

      The following table gives selected financial information for the six months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2003	$15,234	10.4%	$493	1.6%	3.2%
2002	$13,805	8.3%	$485	13.1%	3.5%

      The Sam’s Clubs segment sales increase for the six months ended July 31, 2002 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Segment expansion during the first six months of fiscal 2003 consisted of the opening of 12 new clubs. For the segment, the comparative sales increase for the quarter ended July 31, 2002 was 4.7% over the comparable period in fiscal 2002. Segment sales as a percentage of our total Company sales decreased from 13.7% in the six months ended July 31, 2001, to 13.3% for the six months ended July 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from greater growth in the Wal-Mart Stores and International segments than the growth in the Sam’s Clubs segment.

      The decrease in segment operating profit as a percentage of segment sales for the first six months of fiscal 2003 is the result of an increase in operating expenses as a percentage of segment sales and a reduction of other income as a percentage of sales. The increase in operating expenses and the reduction in other income were partially offset by gross margin improvements. Operating expense as a percentage of segment sales increased by 0.24% for the six months ended July 31, 2002 when compared to the prior year six-month period. The increase in operating expenses was driven primarily by increased insurance costs. Other income as a percentage of sales decreased by 0.08%. Gross margin as a percentage of segment sales improved by 0.04% when compared to gross margin for the first six months of the prior fiscal year.

International Segment

Three months ended July 31, 2002

      The following table gives selected financial information for the three months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2003	$9,691	15.9%	$510	61.9%	5.3%
2002	$8,362	12.9%	$315	35.8%	3.8%

Page 13 of 21 (Form 10-Q)

      The International segment sales for the quarter ended July 31, 2002 when compared to segment sales in the same period in fiscal 2002 increased as a result of continued expansion activities within the segment and due to an expansion of the types of products and services offered. During the second quarter of fiscal 2003, expansion in the International segment consisted of the opening of 20 units. International sales as a percentage of total Company sales increased from 15.8% in the quarter ended July 31, 2001, to 16.2% for the quarter ended July 31, 2002. This increase stemmed largely from the results of the international expansion program, and was partially offset by a $50 million negative impact of currency conversion on segment sales.

      The International segment operating income increased as a percent of the segment’s sales from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 primarily as the result of a 0.71% increase in gross margin and a 0.66% reduction in operating expenses stated as a percentage of segment sales. The adoption of FASB 142 affected the comparison of operating income between the second quarter of fiscal 2003 and the second quarter of fiscal 2002 because, in accordance with FASB 142, the Company did not record any goodwill amortization expenses in the second quarter of fiscal 2003. If the International segment’s expenses for the second quarter of fiscal 2002 were adjusted to remove the goodwill amortization expense recorded for that period (but which would not have been recorded if FASB 142 had been in place in the prior year), the reduction of operating expenses stated as a percentage of segment sales would have been reduced from the 0.66% discussed above to 0.05% and the International segment’s operating income would have been $366 million for the second quarter of fiscal 2002. If FASB 142 had been effective in fiscal 2002 and that adjustment had been made, the segment’s operating income increase from the prior fiscal year’s second quarter would have been reduced from 61.9% to 39.3%.

Six months ended July 31, 2002

      The following table gives selected financial information for the six months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from the prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2003	$18,683	16.8%	$891	68.1%	4.8%
2002	$15,998	9.6%	$530	39.1%	3.3%

The International segments sales for the six-month period ended July 31, 2002 when compared to the sales in the same period in fiscal 2002 increased as a result of continued expansion activities within the segment and due to an expansion of the types of products and services offered. During the first six months of fiscal 2003, expansion in the International segment consisted of the opening of 37 units. International sales as a percentage of total Company sales increased from 15.9% in the six month period ended July 31, 2001, to 16.3% for the six-month period ended July 31, 2002. This increase stemmed largely from the results of the international expansion program, and was slightly offset by an $137 million negative impact of currency conversion on segment sales.

      The International segment operating income increased as a percent of the segment’s sales from the first six months of fiscal 2002 to the first six months of fiscal 2003 primarily as the result of a 0.60% increase in gross margin and a 0.95% reduction in operating expenses stated as a percentage of segment sales. The adoption of FASB 142 affected the comparison of operating income between the first six months of fiscal 2003 and the first six months of fiscal 2002 because, in accordance with FASB 142, the Company did not record any goodwill amortization expenses in the first six months of fiscal 2003. If the International segment’s expenses for the first six months of fiscal 2002 are adjusted to remove the goodwill amortization expense recorded for that period (but which would not have been recorded if FASB 142 had been in place in the prior year), the reduction of operating expenses stated as a percentage of segment sales would have been reduced from the 0.95% discussed above to 0.31% and the International segment’s operating income would have been $633 million for the six month period of fiscal 2002. If FASB 142 had been effective in fiscal 2002 and that adjustment had been made, the segment’s operating income increase from the prior fiscal year’s first six months would have been reduced from 68.1% to 40.8%.

Page 14 of 21 (Form 10-Q)

Other Segment

      Sales in the Other segment result from sales to third parties by the Company’s wholly owned subsidiary McLane Company, Inc., ("McLane") a wholesale distributor. McLane offers a wide variety of grocery and non-grocery products, which it sells to a variety of retailers including the Company’s Wal-Mart Stores and SAM’S CLUB segments.

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses of Wal-Mart Stores, Inc. that are included in the results of the Other segment, which were partially offset by McLane operating income.

Three months ended July 31, 2002

      The following table gives selected financial information for the three months ended July 31, 2002:

	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating loss (in millions)	Segment operating loss increase from prior fiscal year second quarter	Operating loss as a percentage of segment sales

2003	$3,423	3.8%	($362)	66.1%	10.6%
2002	$3,297	37.6%	($218)	215.9%	6.6%

      McLane’s sales accounted for approximately 5.7% of total Company sales in the three-month period ended July 31, 2002, compared with 6.2% in same period in fiscal 2002.

      The increase in McLane sales in the second quarter of fiscal 2002 is the result of its acquisition of AmeriServe Food Distribution, Inc. (AmeriServe) which was completed late in fiscal 2001.

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses for Wal-Mart Stores, Inc. including insurance costs, bonus accruals, legal costs and various other costs, which are partially offset by McLane operating income.

Six months ended July 31, 2002

      The following table gives selected financial information for the six months ended July 31, 2002 and 2001:

	Segment sales (in millions)	Segment sales increase from the prior fiscal year first six months	Segment operating loss (in millions)	Segment operating loss increase from prior fiscal year first six months	Operating loss as a percentage of segment sales

2003	$6,679	3.9%	($609)	110.8%	9.1%
2002	$6,427	40.8%	($278)	34.3%	4.3%

      McLane’s sales accounted for approximately 5.8% of total Company sales in first six months of fiscal 2003, compared with 6.4% in same period in fiscal 2002. The decrease is attributable to greater increases in the sales in other segments of our operations.

Page 15 of 21 (Form 10-Q)

      The increase in McLane sales in the first six months of fiscal 2002 is the result of its acquisition of AmeriServe Food Distribution, Inc. (AmeriServe) which was completed late in fiscal 2001.

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses for Wal-Mart Stores, Inc. including insurance costs, bonus accruals, legal costs and various other costs, which are partially offset by McLane operating income.

Liquidity and Capital Resources

      Cash flows provided by operating activities were $5.0 billion for the first six months of fiscal 2003, compared with $2.9 billion for the comparable period in fiscal 2002. Operating cash flow increased for the six months ended July 31, 2002, primarily due to an increase of $1.4 billion in accounts payable compared with an increase in accounts payable of $539 million in the first six months of fiscal 2002, partially offset by the addition of $1.7 billion in inventory in the first six months of fiscal 2003 compared with an increase in inventory of $1.6 billion in the comparable period in fiscal 2002.

      During the first six months of fiscal 2003, we paid dividends of $666 million, made capital expenditures of $4.5 billion, repurchased $1.7 billion of our common stock, made principal payments on long-term debt of $649 million, issued long-term debt totaling $1.5 billion and increased our commercial paper borrowings by $713 million.

      At July 31, 2002, we had total assets of $88.6 billion compared with total assets of $83.5 billion at January 31, 2002. Our working capital deficit at July 31, 2002, was $238 million, a decrease of $1.2 billion from the $964 million positive working capital at January 31, 2002. Our ratio of current assets to current liabilities was 1.0 to 1.0, at July 31, 2002, January 31, 2002, and July 31, 2001.

      In July 2002, we sold $1 billion of 4.375% notes that will mature in calendar 2007.

      During August 2002, our Board of Directors approved an increase in the authorization level of our share repurchase program from $3 billion to $5 billion. They also refreshed the authorization under the program so that we are authorized to purchase up to $5 billion of our common stock after the date of the authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases.

      If our operating cash flows are not sufficient to pay the dividend payable on our common stock (which is currently $0.30 per share annually) and to fund all of our capital expenditures, we anticipate funding any shortfall in these expenditures by selling a combination of commercial paper and long-term debt securities. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. As of July 31, 2002, we may issue $1 billion of debt securities in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. As we foresee the need to publicly offer and sell in the future debt securities in excess of our capacity under current registrations, we anticipate filing shelf registration statements to register additional debt securities. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At July 31, 2002 and January 31, 2002, the ratio of our debt to our total capitalization was 39.1% and 38.4%, respectively.

Page 16 of 21 (Form 10-Q)

Recently Announced Change in Accounting Method

      In August 2002, we announced that on February 1, 2003 we will adopt the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123 Accounting and Disclosure of Stock-Based Compensation (FASB 123). Under FASB 123, compensation expense is recognized based on the fair value of stock options granted. Under the accounting transition rules currently in place for adopting FASB 123, the impact on our income statement will be less than $0.01 per share in the year of adoption. The accounting standard setters are currently reconsidering the transition provision for adopting FASB 123 and may provide alternative accounting methods when adopting FASB 123. Based on our understanding of the accounting methods currently under consideration, we do not believe that the impact of changing the accounting method for the adoption of FASB 123 would have an impact of greater than $0.01 to $0.02 per share on our earnings per share in the year of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2002 are similar to those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2002. However, we added the $5 billion notional interest rate swaps designated as fair value hedges disclosed in the following table during the first six months of fiscal 2003.

Rate Paid	USD Rate Received	Notional Amount (in millions)	Fair Value at July 31, 2002 (in millions)

3-mo. US LIBOR minus 0.260%	4.150%	$ 500	$ 23
6-mo. US LIBOR plus 2.395%	6.550%	500	17
6-mo. US LIBOR plus 2.453%	6.550%	500	16
6-mo. US LIBOR plus 2.569%	6.550%	250	7
6-mo. US LIBOR plus 1.382%	6.875%	1,000	59
6-mo. US LIBOR plus 1.447%	6.875%	500	28
6-mo. US LIBOR plus 1.447%	6.875%	1,000	54
6-mo. US LIBOR plus 1.392%	6.875%	750	43

      The fair value of the $3.8 billion notional amount of interest rate swaps designated as fair value hedges at January 31, 2002 increased from $172 million at January 31, 2002 to $285 million at July 31, 2002. The fair value of our cross-currency derivative instruments designated as net investment hedges existing at January 31, 2002 decreased from $192 million at January 31, 2002 to $177 million at July 31, 2002. Our $325 million cross-currency interest rate swap designated as a cash flow hedge increased in fair value from $8 million at January 31, 2002 to $15 million at July 31, 2002. We continue to evaluate our risk management strategies in light of the adoption of FASB 133.

      At July 31, 2002 the percentage of our total variable interest rate debt instruments (including both interest rate swaps and commercial paper) to total debt (including commercial paper) was 50%. We have evaluated the appropriate mix of fixed rate versus variable rate debt and believe that by the end of the fiscal year, 50% to 60% of our total debt (including commercial paper) could effectively be subject to variable interest rates.

      The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 20 through 23 of the Annual Report to Shareholders for the year ended January 31, 2002, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2002, and which exhibit is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

 Page 17 of 21 (Form 10-Q)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in a large number of cases, including antitrust, consumer, employment, tort, and other litigation. Among the matters pending against the Company are the following:

      The Company is a defendant in thirty nine (39) putative class action lawsuits, in thirty (30) states, in which the plaintiffs allege that the Company violated the Fair Labor Standards Act, corresponding state laws, or both. The plaintiffs are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified actual damages, injunctive relief, or both. The complaints were filed between June 1998 and August 2002. Class certification has been addressed in four cases: in which two of the courts have denied class certification and have been upheld on appeal, one court certified a case to proceed as a class action and its decision is on expedited appeal, and one court has allowed the case to proceed as a class action on a conditional basis for discovery purposes.

      The Company is a defendant in three putative class action lawsuits brought on behalf of pharmacists who allege, among other things, that the Company failed to pay overtime in violation of the Fair Labor Standards Act or in breach of contract. The complaints seek actual damages, injunctive relief, or both. Two of these cases are pending in the United States District Court for the District of Colorado (Presley, et al. v. Wal-Mart Stores, Inc. and Yates, et al. v. Wal-Mart Stores, Inc.)and one is pending in the District Court, County of Denver, Colorado (Culver, et al. v. Wal-Mart). In each of these cases, the trial court has certified a class.

      The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all female employees in all of the Company’s retail stores. The complaint alleges that the Company has a pattern and practice of discriminating against women in promotions, pay, training, and job assignment. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorney fees. Class certification has not been decided.

      The Company is a defendant in three putative class action lawsuits in Texas and one in New Hampshire. In each of the lawsuits, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance policies lack an insurable interest in the lives of the class-members, who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. The lead suit, Mayo, et al. v. Wal-Mart Stores, was filed on June 26, 2001 in the United States District Court, Southern District of Texas. The court in Mayo recently denied the Company’s motion for summary judgment. Class certification has not been decided in any of these cases.

      The Company is a defendant in a lawsuit that was filed October 16, 2001 in the United States District Court for the Northern District of Georgia, Atlanta Division. Lisa Smith Mauldin v. Wal-Mart Stores, Inc., was certified by the Court as a class action on August 30, 2002. The class is composed of female Wal-Mart associates who were participants in the Associates Health and Welfare Plan from March 8, 2001 to the present and who were using prescription contraceptives during the relevant time period. The class seeks back pay for all members in the form of reimbursement of the cost of prescription contraceptives (from no earlier than September 5, 1999), pre-judgment interest and attorney's fees. The complaint alleges that the company's Health Plan violates Title VII's prohibition against gender discrimination in that the Reproductive Systems provision does not provide coverage for contraceptives.

      Item 103 of the Securities and Exchange Commission’s Regulation S-K requires disclosure of any proceeding brought for the purpose of protecting the environment to which a governmental authority is a party and in which the potential monetary sanctions involved exceed $100,000. We are disclosing the following items in accordance with Item 103.

Page 18 of 21 (Form 10-Q)

      In February 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (PDEP) regarding a store in Honesdale, Pennsylvania. The PDEP alleged that a subcontractor’s acts and omissions relating to the construction of the store led to excess erosion and sedimentation of a nearby creek. In the settlement, the Company agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating a settlement of a claim by the United States Army Corps of Engineers that the construction of the Honesdale store resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps of Engineers would require the Company to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The contractor on the project has reimbursed the Company for the amounts paid in connection with the settlement matter.

      During fiscal 2001, the State of Connecticut filed suit against the Company in the State of Connecticut Superior Court for the Judicial District of Hartford alleging various violations of state environmental laws and alleging that the Company failed to obtain the appropriate permits or failed to maintain required records relating to storm water management practices at 12 stores. The suit seeks to ensure the Company’s compliance with the general permit for the discharge of stormwater associated with those stores.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Shareholders’ Meeting was held June 7, 2002, in Fayetteville, Arkansas.

Election of Directors

      At that meeting, the shareholders elected for one-year terms all persons nominated for directors as set forth in the Company’s proxy statement dated April 15, 2002. The following table sets forth the vote of the shareholders at the meting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes

James Breyer	4,002,196,000	42,954,595	0	0
John T. Chambers	3,964,056,108	81,094,487	0	0
Thomas M. Coughlin	3,999,966,079	45,184,516	0	0
Stephen Friedman	3,981,158,032	63,992,563	0	0
Stanley C. Gault	4,001,430,166	43,720,429	0	0
David D. Glass	3,978,665,106	66,485,489	0	0
Roland A. Hernandez	3,978,317,673	66,832,922	0	0
Dawn G. Lepore	4,001,590,701	43,559,894	0	0
J. Paul Reason	3,978,082,636	67,067,959	0	0
Elizabeth A. Sanders	4,002,191,342	42,959,253	0	0
H. Lee Scott, Jr.	3,999,827,782	45,322,813	0	0
Jack C. Shewmaker	4,001,671,379	43,479,216	0	0
Jose H. Villarreal	4,002,094,773	43,055,822	0	0
John T. Walton	4,001,959,084	43,191,511	0	0
S. Robson Walton	4,000,040,741	45,109,854	0	0

      The shareholders voted upon and rejected a shareholder proposal regarding the preparation of an equal employment opportunity report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

400,750,202	3,148,373,647	82,631,057	413,395,689

Page 19 of 21 (Form 10-Q)

      The shareholders also voted upon and rejected a shareholder proposal regarding global human rights standards. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

133,949,735	3,370,960,493	126,844,678	413,395,689

Item 5. Other Information

      This Quarterly Report contains statements that Wal-Mart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows, future performance and the anticipation and expectations of Wal-Mart and its management as to future occurrences and trends. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including, the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2002, which was filed with the SEC on April 15, 2002; this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K, and together with all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. You are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. As a result of these matters, including changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from historical results or from anticipated results expressed or implied in these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following documents are filed as an exhibit to this Form 10-Q:

            Exhibit 12 – Statement Re Computation of Ratios

            Exhibit 99 - Information concerning market risk under the sub-caption
            "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 20 through 23 of the Annual Report to Shareholders for the year ended January 31, 2002, that is an exhibit to the our Annual Report on
            Form 10-K for the year ended January 31, 2002, and which exhibit has been incorporated by reference into this Quarterly Report on Form 10-Q.

      (b)   Reports on Form 8-K

            Report on Form 8-K, dated July 12, 2002, with respect to the Company’s completion on July 12, 2002 of the sale of $1 billion aggregate principal
            4.375% Notes due 2007.

Page 20 of 21 (Form 10-Q)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WAL-MART STORES, INC.

Date: September 11, 2002                       /s/ H. Lee Scott, Jr.
                                                   H. Lee Scott, Jr.
                                                   President and
                                                   Chief Executive Officer

Date: September 11, 2002                       /s/ Thomas M. Schoewe
                                                   Thomas M. Schoewe
                                                   Executive Vice President
                                                   and Chief Financial Officer

CERTIFICATIONS

I, H. Lee Scott, Jr., certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Wal-Mart Stores, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                               /s/ H. Lee Scott, Jr.
                                                   H. Lee Scott, Jr.
                                                   President and
                                                   Chief Executive Officer

I, Thomas M. Schoewe, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Wal-Mart Stores, Inc.;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                               /s/ Thomas M. Schoewe
                                                   Thomas M. Schoewe
                                                   Executive Vice President
                                                   and Chief Financial Officer

Page 21 of 21 (Form 10-Q)