Form 10-Q
period 2002-10-31
WAL MART STORES INC
filed 2002-12-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002.
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
                                 Yes __X__  No  _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Common Stock, $.10 Par Value – 4,413,963,363 shares as of November 30, 2002.

Page 1 of 23 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	October 31, 2002 (Unaudited)	January 31, 2002 (*Note)

Cash and cash equivalents	$ 2,095	$ 2,161
Receivables	1,937	2,000
Inventories	29,508	22,614
Prepaid expenses and other	1,238	1,471
Total current assets	34,778	28,246

Property, plant and equipment, at cost	60,440	53,992
Less accumulated depreciation	13,384	11,436
Net property, plant and equipment	47,056	42,556

Property under capital leases	4,562	4,626
Less accumulated amortization	1,546	1,432
Net property under capital leases	3,016	3,194

Net goodwill and other acquired intangible assets	9,173	8,595
Other assets and deferred charges	1,637	860

Total assets	$ 95,660	$ 83,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 4,343	$ 743
Accounts payable	18,614	15,617
Accrued liabilities	8,887	7,174
Accrued income taxes	692	1,343
Long-term debt due within one year	4,513	2,257
Obligations under capital leases due within one year	160	148
Total current liabilities	37,209	27,282

Long-term debt	14,888	15,687
Long-term obligations under capital leases	2,842	3,045
Deferred income taxes and other	1,331	1,128
Minority interest	1,346	1,207

Common stock and capital in excess of par value	1,871	1,929
Retained earnings	36,771	34,441
Other accumulated comprehensive income	(598)	(1,268)
Total shareholders' equity	38,044	35,102

Total liabilities and shareholders' equity	$ 95,660	$ 83,451

See accompanying notes to condensed consolidated financial statements.

*  Note:  The balance sheet at January 31, 2002, has been derived from the audited consolidated financial statements of the Company at that date, and condensed.

Page 2 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended October 31, 2002 2001		Nine Months Ended October 31, 2002 2001
Revenues:
Net sales	$ 58,797	$ 52,738	$173,451	$153,588
Other income	533	448	1,488	1,349
	59,330	53,186	174,939	154,937
Costs and expenses:
Cost of sales	45,893	41,388	135,591	120,650
Operating, selling and general and administrative expenses	10,330	9,113	29,931	26,149
Operating profit	3,107	2,685	9,417	8,138

Interest costs:
Debt	204	264	619	846
Capital leases	61	66	189	201
Interest income	(35)	(35)	(100)	(131)
	230	295	708	916
Income before income taxes and minority interest	2,877	2,390	8,709	7,222

Provision for income taxes	1,014	872	3,070	2,636

Income before minority interest	1,863	1,518	5,639	4,586

Minority interest	(43)	(37)	(129)	(104)

Net income	$ 1,820	$ 1,481	$ 5,510	$ 4,482

Net income per common share:

Basic net income per common share:
Net income per common share	$ 0.41	$ 0.33	$ 1.24	$ 1.00
Average number of common shares	4,421	4,466	4,437	4,471

Diluted net income per common share:
Net income per common share	$ 0.41	$ 0.33	$ 1.24	$ 1.00
Average number of common shares	4,434	4,481	4,452	4,487

Dividends per share	$ 0.075	$ 0.070	$ 0.225	$ 0.210

See accompanying notes to condensed consolidated financial statements.

Page 3 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Nine Months Ended October 31, 2002 2001

Cash flows from operating activities:
Net income	$ 5,510	$ 4,482

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,447	2,288
Increase in inventories	(6,926)	(6,214)
Increase in accounts payable	3,217	2,769
Increase in accrued liabilities	836	487
Other	382	131
Net cash provided by operating activities	5,466	3,943

Cash flows from investing activities:
Payments for property, plant & equipment	(6,902)	(6,051)
Disposal of assets	244	203
Other investing activities	(95)	(171)
Net cash used in investing activities	(6,753)	(6,019)

Cash flows from financing activities:
Increase in commercial paper	3,601	1,789
Proceeds from issuance of long-term debt	2,042	4,604
Dividends paid	(997)	(937)
Payment of long-term debt	(1,221)	(2,510)
Purchase of Company stock	(2,293)	(834)
Other financing activities	(181)	(86)
Net cash provided by financing activities	951	2,026

Effect of exchange rates on cash	270	29

Net decrease in cash and cash equivalents	(66)	(21)

Cash and cash equivalents at beginning of year	2,161	2,054

Cash and cash equivalents at end of period	$ 2,095	$ 2,033

Supplemental disclosure of cash flow information:

Income taxes paid	$ 3,483	$ 2,737
Interest paid	953	1,149
Capital lease obligations incurred	89	57

See accompanying notes to condensed consolidated financial statements.

Page 4 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of October 31, 2002, and the related condensed consolidated statements of income for the three and nine-month periods ended October 31, 2002, and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2002, and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders. Therefore, the interim statements should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended January 31, 2002. Certain reclassifications have been made to prior periods in order to conform to current presentations.

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options and restricted stock grants (a weighted average of 13 million and 15 million shares for the quarters ended October 31, 2002 and 2001, respectively, and 15 million and 16 million shares for the nine-month periods ended October 31, 2002 and 2001, respectively).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment, cost LIFO for the Sam’s Club segment, and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories are not in excess of market value. Quarterly inventory determinations under the LIFO method are partially based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation for the year. If the FIFO method of accounting had been used by the Company, inventories at October 31, 2002, would have been $165 million higher than reported, resulting in an increase in the LIFO reserve of $30 million from January 31, 2002, and an increase of $10 million from July 31, 2002. If the FIFO method had been used at October 31, 2001, inventories would have been $172 million higher than reported, resulting in a decrease in the LIFO reserve of $30 million from January 31, 2001, and a decrease of $10 million from July 31, 2001.

NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom. The sales in the "Other" segment result from sales to third parties by the Company’s wholly-owned subsidiary, McLane Company, Inc., ("McLane") a wholesale distributor. Operating losses in the "Other" category are the result of expenses recorded at the corporate level which are partially offset by McLane’s operating profits.

Page 5 of 23 (Form 10-Q)

Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31, 2002 2001		Nine Months Ended October 31, 2002 2001

Wal-Mart Stores	$ 37,573	$ 33,601	$ 111,631	$ 98,222
Sam's Club	7,742	7,295	22,976	21,099
International	9,926	8,678	28,609	24,676
Other	3,556	3,164	10,235	9,591

Total Net Sales	$ 58,797	$ 52,738	$ 173,451	$ 153,588

      Operating profit and reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended October 31, 2002 2001		Nine Months Ended October 31, 2002 2001

Wal-Mart Stores	$ 2,681	$ 2,322	$ 8,281	$ 7,121
Sam's Club	240	246	733	731
International	447	314	1,277	754
Other	(261)	(197)	(874)	(468)

Operating profit	$ 3,107	$ 2,685	$ 9,417	$ 8,138

Interest expense, net	230	295	708	916

Income before income taxes and minority interest	$ 2,877	$ 2,390	$ 8,709	$ 7,222

      Interest income for the three and nine-month periods ending October 31, 2001, has been combined with interest expense to conform to current year presentation.

      Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	October 31, 2002	January 31, 2002

International	$8,590	$8,028
Sam’s Club	305	305
Other	231	233

Total Goodwill	$9,126	$8,566
Other Intangible Assets	47	29
Total Goodwill & Other Acquired Assets	$ 9,173	$ 8,595

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations.

Page 6 of 23 (Form 10-Q)

NOTE 5. Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are currency translation adjustments and hedge accounting adjustments.

      Comprehensive income was $2.0 billion for both of the quarters ended October 31, 2002 and 2001, respectively, and was $6.2 billion and $4.7 billion for the nine months ended October 31, 2002 and 2001, respectively.

NOTE 6. New Accounting Pronouncements

      On February 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment reviews. The following tables adjust certain information for the three-month and nine-month periods ended October 31, 2001, as if the non-amortization provisions of FAS 142 had been in place at that time and compares that adjusted information to the comparable information for the three-month and nine-month periods ended October 31, 2002:

	Net income (in millions)		Basic earnings per share		Diluted earnings per share

Three months ended October 31,

	2002	2001	2002	2001	2002	2001

As reported	$ 1,820	$ 1,481	$ 0.41	$ 0.33	$ 0.41	$ 0.33
Add back: Goodwill amortization (net of $3 million tax impact)	-	56	0.00	0.01	0.00	0.01
As adjusted	$ 1,820	$ 1,537	$ 0.41	$ 0.34	$ 0.41	$ 0.34

Nine months ended October 31,

	2002	2001	2002	2001	2002	2001

As reported	$ 5,510	$ 4,482	$ 1.24	$ 1.00	$ 1.24	$ 1.00
Add back: Goodwill amortization (net of $8 million tax impact)	-	168	0.00	0.04	0.00	0.04
As adjusted	$ 5,510	$ 4,650	$ 1.24	$ 1.04	$ 1.24	$ 1.04

      The Company has performed the goodwill impairment reviews required by FAS 142 and the results of these reviews did not require the Company’s existing goodwill to be written down.

      FAS 141 addresses the accounting and reporting for business combinations. The adoption of FAS 141 did not have a material impact on the Company’s financial results for the three-month or nine-month periods ended October 31, 2002.      On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company’s financial results for the three-month or nine-month periods ended October 31, 2002.

Page 7 of 23 (Form 10-Q)

NOTE 7. Contingencies

      The Company is involved in a large number of legal proceedings, including antitrust, consumer, employment, tort, and other litigation. The following lawsuits are among the matters pending against the Company which, if decided adversely, may result in substantial liability:

      The Company is a defendant in thirty-three putative class action lawsuits, in twenty-six states, in which the plaintiffs allege that the Company violated the Fair Labor Standards Act, corresponding state laws, or both. The plaintiffs are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified actual damages, injunctive relief, or both. The complaints were filed between June 1998 and November 2002. Class certification has been addressed in four cases: in Texas, Ohio and Louisiana the state trial or appellate courts have denied class certification. In Oregon a Federal Court has denied statewide certification as to state contract claims but allowed a limited class of opt-in plaintiffs to proceed with Fair Labor Standards Act and state statutory claims.

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

      The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past, present and future female employees in all of the Company’s retail stores in the United States. The complaint alleges that the Company has a pattern and practice of discriminating against women in promotions, pay, training, and job assignment. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorney fees. Class certification has not yet been decided, and we cannot predict whether a class will be certified and, if a class is certified, the geographic or other scope of such a class. If the Court certifies a class in this action and there is an adverse verdict on the merits, the Company may be subject to, in addition to liability for damages that could be material to the Company, employment-related injunctive measures. Any injunctive measures could result in increased costs of operations on an ongoing basis.

      The Company is a defendant in three putative class action lawsuits in Texas and one in New Hampshire. In each of the lawsuits, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance (COLI) policies lack an insurable interest in the lives of the class-members, who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. The lead suit, Mayo, et al. v. Wal-Mart Stores, Inc. was filed on June 26, 2001, in the United States District Court, Southern District of Texas. The court in Mayo recently denied the Company’s motion for summary judgment, and granted partial summary judgment in favor of the plaintiffs on certain issues. The litigation has been stayed while the Fifth Circuit Court of Appeals reviews these rulings. Class certification has not been decided in any of these cases.

      The Company is a defendant in Lisa Smith Mauldin v. Wal-Mart Stores, Inc. a lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The lawsuit was certified by the court as a class action on August 30, 2002. The class is composed of female Wal-Mart associates who were participants in the Associates Health and Welfare Plan from March 8, 2001 to the present and who were using prescription contraceptives during the relevant time period. The class seeks amendment of the Plan to include coverage for prescriptive contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives (from no earlier than September 5, 1999), pre-judgment interest and attorney's fees and coverage of prescriptive contraceptives and attendant office visits. The complaint alleges that the Company's Health Plan violates Title VII's prohibition against gender discrimination in that the Reproductive Systems provision does not provide coverage for contraceptives.

Page 8 of 23 (Form 10-Q)

      The Company is a defendant in a lawsuit that was filed on August 31,2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is a Rule 23 class action brought by the EEOC on behalf of Janice Smith and all other females who made application/transfer requests at the London, KY Distribution Center from 1995 to the present and who were not hired. The class seeks back pay for those females not selected for hire or transfer into warehouse positions for the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC is exempted from the requirements of Rule 23 and can maintain this action as a class without certification from the Court.

      The Company is a defendant in four putative class action lawsuits brought by associates who allege that the Company failed to pay overtime in violation of the Fair Labor Standards Act. Two cases regarding Sam’s Clubs managers are pending in California state court (Lewis v. Wal-Mart Stores, Inc. and Bartlett v. Sam’s West, Inc.). One case regarding Loss Prevention associates is pending in federal court in Texas (Michell v. Wal-Mart Stores, Inc.). One case regarding managers is pending in federal court in Arkansas (Freeman v. Wal-Mart Stores, Inc.). No determination has been made as to certification in these cases.

NOTE 8. Accounting Changes

      In August 2002, the Company announced that on February 1, 2003, it will adopt the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123 Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. Under the accounting transition rules currently in place for adopting FAS 123, the impact on the Company’s income statement will be less than $0.01 per share in the year of adoption. The accounting standard setters are currently reconsidering the transition provision for adopting FAS 123 and plan to provide alternative accounting methods when adopting FAS 123. Based on the Company’s understanding of the accounting methods currently under consideration, it does not believe that the impact of changing the accounting method for the adoption of FAS 123 would have an impact of greater than $0.01 to $0.02 per share on earnings per share in the year of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

      Wal-Mart is a very large but straightforward business. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. We are able to obtain lower merchandise costs and pass them on to our customers through our negotiations with suppliers and by efficiently managing our distribution network. The key to our success is our ability to grow our base business. In the United States, we grow our base business by building new stores and by increasing sales in our existing stores, including offering new kinds of goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores, through acquisitions and by offering new goods and services to our customers. We intend to continue to expand both in the United States and internationally.

At October 31, 2002, the Company had 1,567 Wal-Mart stores, 1,243 Supercenters, 39 Neighborhood Markets and 522 Sam’s Clubs in the United States. Internationally, the Company operated units in Argentina(11), Brazil(22), Canada(201), Germany(95), South Korea (14), Mexico(587), Puerto Rico(19), the United Kingdom (256) and under joint venture agreements in China (22). During May 2002 we completed our acquisition of 6.1% of the stock of The Seiyu, Ltd., a Japanese retail chain for 6 billion yen, or approximately $46 million. Under the terms of the acquisition, we will also have the right to contribute up to 260 billion yen, or approximately $2 billion for additional shares of stock in Seiyu. If we contribute the full 260 billion yen to Seiyu, we will own approximately 66.7% of the stock of Seiyu. This investment represents our entry into the Japanese retail market.

Page 9 of 23 (Form 10-Q)

Results of Operations

      We had 11.5% and 12.9% sales increases for the quarter and the nine months ended October 31, 2002, respectively, when compared to the same periods in fiscal 2002. These sales increases were attributable to our U.S. and international expansion programs and our U.S. comparative store sales increases of 3.5% and 6.1% for the quarter and the nine months ended October 31, 2002, respectively, over the same periods in fiscal 2002. We consider comparative stores sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since February 1st of the prior fiscal year. Stores that have been expanded or relocated during that period are not included in the calculation of comparative store sales. Comparative store sales are also referred to as "same-store" sales within the retail industry.

      Our gross profit as a percentage of sales (our "gross margin") increased from 21.5% in the third quarter of fiscal 2002 to 21.9% during the third quarter of fiscal 2003. For the nine-month period ended October 31, 2002, gross margin was 21.8%, up from 21.5% in the same period in fiscal 2002. The improvement in gross margin resulted from lower markdowns, reduced shrinkage and improved merchandising which led to increased sales of items which carry higher margins. Additionally, the percentage of total sales generated by the Wal-Mart Stores and International segments increased for both the three-month and nine-month periods ended October 31, 2002, when compared to the same periods in the prior fiscal year. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the Sam’s Club segment, this change in sales mix increased the Company’s total gross margin.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 17.6% and 17.3% for the third quarter and first nine months of fiscal 2003, up from 17.3% and 17.0% in the same periods in fiscal 2002, respectively. These increases were due primarily to an increase in our insurance, legal, benefits, and store pre-opening costs. The change in accounting for goodwill required by the Company’s adoption of FAS 142 also affected the comparison of the third quarter and first nine months of fiscal 2003 with the third quarter and first nine months of fiscal 2002. FAS 142 requires that companies no longer amortize goodwill. Instead, an annual review is to be performed to determine if goodwill is impaired and should be written-off. The comparison of the third quarter and first nine months of this fiscal year to the same periods in the last fiscal year is positively impacted by this accounting change since we have not recorded any goodwill amortization expense since January 31, 2002. If our operating, selling, general and administrative expense for the third quarter and first nine months of fiscal year 2002 were adjusted to add back the goodwill amortization recorded for those periods (but which would not have been recorded had FAS 142 been in place during the prior year), operating expenses would have been reduced by $59 million for the third quarter of fiscal 2002 and $176 million for the first nine months of fiscal 2002. If the third quarter fiscal 2002 operating expenses were adjusted to remove that goodwill amortization, our operating expenses as a percent of sales would be reduced from 17.3% as disclosed above to 17.2%. If the operating expenses for the first nine months of fiscal 2002 were adjusted to remove that goodwill amortization, our operating expenses as a percent of sales for that period would be reduced from 17.0% as disclosed above to 16.9%.

      Interest costs on debt and capital leases, net of interest income, as a percentage of sales decreased 0.17% and 0.19% for the third quarter and first nine months of fiscal 2003, respectively, when compared to the same periods in fiscal 2002. These decreases resulted from lower average interest rates on our outstanding indebtedness, less need for debt financing due to inventory reduction efforts and the positive impacts of our fixed to variable interest rate swap program. To better aid the reader in understanding our financial statements, we have begun classifying interest income in the interest expense section of the income statement. Both our U.S. and international operating units generate interest income; however, the largest contributor of interest income is our operation in Mexico. Interest income was flat when comparing the third quarter of fiscal 2003 to the third quarter of fiscal 2002. For the first nine months of fiscal 2003, interest income decreased by $31 million in comparison to the first nine months of fiscal 2002, this decrease was caused primarily by a reduction in interest rates in Mexico.

Page 10 of 23 (Form 10-Q)

      In the third quarter of fiscal 2003, we earned net income of $1.820 billion, a 22.9% increase over our net income in the third quarter of fiscal 2002. As discussed above, the comparison of net income earned in the third quarter of fiscal 2003 with the net income earned in the third quarter of fiscal 2002 is positively impacted by an accounting change related to goodwill amortization. As the tax impact of not amortizing goodwill would have been minimal in dollars, increasing tax expense by only $3 million for the quarter, our prior year third quarter net income would have been increased by $56 million and basic earnings per share would have increased by $0.01 if we had not amortized goodwill in fiscal 2002. If the prior year third quarter is adjusted to add back goodwill amortization that would not have been recorded under the new accounting standard, our net income for the third quarter of fiscal 2003 would have increased by 18.4% over our net income in the third quarter of fiscal 2002.

      The non-amortization provisions of FAS 142 had an overall positive impact on our effective income tax rate for the third quarter and first nine months of fiscal 2003. Our effective income tax rate for the third quarter of fiscal 2003 was 35.25% compared with an effective income tax rate of 36.5% for the third quarter of fiscal 2002. Had the accounting standard been in place for the third quarter of fiscal 2002, the effective income tax rate would have been reduced by 0.8% from 36.5% to 35.7% for that quarter. The remainder of the reduction in the effective income tax rate resulted from a variety of factors, but predominately from the changing mix of results of operations of our subsidiaries in foreign countries that have disparate tax rates.

      For the first nine months of fiscal 2003, we earned net income of $5.510 billion, a 22.9% increase over our net income in the first nine months of fiscal 2002. As discussed above, the comparison of net income earned in the first nine months of fiscal 2003 with the net income earned in the first nine months of fiscal 2002 is positively impacted by the accounting change related to goodwill amortization. As the tax impact of not amortizing goodwill would have been minimal in dollars, increasing tax expense by only $8 million for the nine-month period ended October 31, 2001, our net income for that period would have been increased by $168 million and basic earnings per share would have increased by $0.04 if we had not amortized goodwill in fiscal 2002. If the prior year first nine months are adjusted to add back goodwill amortization that would not have been recorded under the new accounting standard, our net income for the first nine months of fiscal 2003 would have increased by 18.5% over our net income in the prior fiscal year’s first nine months.

      The non-amortization provisions of FAS 142 had an overall positive impact on our effective income tax rate for the first nine months of fiscal 2003. Our effective income tax rate for the first nine months of fiscal 2003 was 35.3% compared with an effective income tax rate of 36.5% for the first nine months of fiscal 2002. Had the accounting standard been in place for the third quarter of fiscal 2002, the effective income tax rate would have been reduced by 0.8% from 36.5% to 35.7% for that nine month period. The remainder of the reduction in the effective income tax rate resulted from a variety of factors, but predominately from the changing mix of results of operations of our subsidiaries in foreign countries that have disparate tax rates.

      In mid-October, the German government proposed a number of tax law changes and spending cuts. The proposed tax changes include provisions which would place limitations on the utilization of tax loss carryforwards. We have previously recorded a deferred tax asset related to our tax loss carryforwards in Germany. However, depending upon the ultimate outcome of the proposed changes, it is possible that a non-cash charge to earnings would need to be taken to establish a valuation allowance for the deferred tax asset provided for Germany tax operating losses to date.

      A labor dispute between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) caused a work stoppage at west coast ports. This work stoppage disrupted trade between the United States and Asia causing some interruption in the flow of merchandise to Wal-Mart’s distribution centers, stores and Sam’s Clubs. Although the impact was not significant during the quarter ended October 31, a preliminary injunction issued at the request of President Bush will expire on December 27 following an 80-day cooling off period. Although a tentative agreement has been reached between the ILWU and the PMA, certain issues remain. While we do not believe that any further work stoppages would have a material impact on the flow of merchandise to Wal-Mart’s stores, the actual effect of any future work stoppage on the Company would depend on the timing and duration of the stoppage.

Page 11 of 23 (Form 10-Q)

Wal-Mart Stores Segment

Three months ended October 31, 2002

      The following table gives selected financial information for the three months ended October 31, 2002 and 2001 (in million except for percentages):

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Operating income as a percentage of segment sales

2003	$37,573	11.8%	$2,681	15.5%	7.1%
2002	$33,601	15.0%	$2,322	5.3%	6.9%

      The third quarter fiscal 2003 sales increase resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. Expansion during the third quarter of fiscal 2003 included the opening of 15 Wal-Mart stores, 5 Neighborhood Markets and 87 Supercenters (including the conversion of 59 existing Wal-Mart stores into Supercenters) and added 13,726,000 (or 3.7%) of additional store square footage. The comparative store sales increase for the segment was 4.2% for the third quarter of fiscal 2003 over those in the comparable period in fiscal 2002. Segment sales as a percentage of our total sales increased from 63.7% in the quarter ended October 31, 2001, to 63.9% for the quarter ended October 31, 2002 as a result of the expansion in the Wal-Mart Stores segment and its greater increase in comparative store sales than the increases of the Sam’s Clubs and International segments.

      The increase in the Wal-Mart Stores segment’s operating income for the third quarter of fiscal 2003 resulted primarily from gross margin improvements partially offset by an increase in operating expenses as a percentage of sales. Operating expenses as a percentage of segment sales increased by 0.2% when compared to the third quarter of the prior fiscal year. This increase was primarily a result of increased insurance, store pre-opening and property tax costs as a percentage of sales. Gross margin as a percentage of segment sales improved by 0.3% when compared to gross margin for the third quarter of the prior fiscal year. This improvement in gross margin resulted from a change in customer purchasing preferences to items which carry higher margins and improvements in shrinkage and markdowns as a percentage of sales when compared to the same period in the last fiscal year.

Nine months ended October 31, 2002

      The following table gives selected financial information for the nine months ended October 31, 2002 and 2001 (in millions except for percentages):

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year first nine months	Segment operating income	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2003	$111,631	13.7%	$8,281	16.3%	7.4%
2002	$ 98,222	13.7%	$7,121	3.0%	7.2%

Page 12 of 23 (Form 10-Q)

      The sales increase for the first nine months of fiscal 2003 resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. Expansion during the first nine months of fiscal 2003 included the opening of 36 Wal-Mart stores, 8 Neighborhood Markets and 177 Supercenters (including the conversion of 116 existing Wal-Mart stores into Supercenters) and added 28,155,000 (or 7.9%) of additional store square footage. The comparative store sales increase for the segment was 6.6% for the first nine months of fiscal 2003. Segment sales as a percentage of our total sales increased from 64.0% in the nine-month period ended October 31, 2001, to 64.4% for the nine-month period ended October 31, 2002.

      The increase in the Wal-Mart Stores segment’s operating profit as a percentage of segment sales for the first nine months of fiscal 2003 resulted primarily from gross margin improvements. Gross margin improved by 0.2% when compared to gross margin for the first nine months of the prior fiscal year. This improvement in our gross margin resulted from a change in customer purchasing preferences to items which carry higher margins, and improvements in shrinkage and markdowns as a percentage of sales when compared to the same period in the last fiscal year. A 0.1% increase in operating expenses stated as a percentage of segment sales partially offset the improved margin. The increase in operating expenses as a percentage of sales was the result of increased insurance, store pre-opening and property tax costs as a percentage of sales.

Sam’s Club Segment

Three months ended October 31, 2002

      The following table gives selected financial information for the three months ended October 31, 2002 and 2001 (in millions except for percentages):

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase/(decrease) from prior fiscal year third quarter	Operating income as a percentage of segment sales

2003	$7,742	6.1%	$240	(2.4)%	3.1%
2002	$7,295	11.0%	$246	12.3%	3.4%

      The Sam’s Clubs segment sales increase for the quarter ended October 31, 2002 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the third quarter of fiscal 2003 consisted of the opening of 10 new clubs and added 1,688,000 (or 2.7%) of additional club square footage. For the segment, the comparative sales increase was 0.4% for the quarter ended October 31, 2002. Segment sales as a percentage of our total Company sales decreased from 13.8% in the quarter ended October 31, 2001, to 13.2% for the quarter ended October 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from greater growth in the Wal-Mart Stores and International segments than the growth in the Sam’s Clubs segment in the three months ended October 31, 2002.

      The decrease in the segments operating income as a percentage of segment sales for the third quarter of fiscal 2003 is the result of an increase in operating expenses as a percentage of segment sales offset by an increase in other income as a percentage of sales. Operating expense as a percentage of sales increased by 0.4% for the quarter ended October 31, 2002 when compared to the prior fiscal year third quarter. This increase in operating expense was driven primarily by increased insurance, payroll and property tax costs. Other income, which consists mainly of club membership revenue, as a percentage of segment sales increased by 0.1%. Gross margin as a percentage of segment sales remained stable when compared to the prior year third quarter.

Nine months ended October 31, 2002

      The following table gives selected financial information for the nine months ended October 31, 2002 and 2001 (in millions except for percentages):

Page 13 of 23 (Form 10-Q)

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year first nine months	Segment operating income	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2003	$22,976	8.9%	$733	0.3%	3.2%
2002	$21,099	9.2%	$731	12.8%	3.5%

      The Sam’s Clubs segment sales increase for the nine months ended October 31, 2002 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the first nine months of fiscal 2003 consisted of the opening of 22 new clubs and added 3,534,000 (or 5.7%) of additional club square footage. For the segment, the comparative sales increase for the nine months ended October 31, 2002 was 3.4% over the comparable period in fiscal 2002. Segment sales as a percentage of our total Company sales decreased from 13.7% in the nine months ended October 31, 2001, to 13.3% for the nine months ended October 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from greater growth in the Wal-Mart Stores and International segments than the growth in the Sam’s Clubs segment.

      The decrease in segment operating profit as a percentage of segment sales for the first nine months of fiscal 2003 is the result of an increase in operating expenses as compared to the results of the comparable period in fiscal 2002. Operating expense as a percentage of segment sales increased by 0.3% for the nine months ended October 31, 2002, when compared to the nine months ended October 31, 2001. The increase in operating expenses was driven primarily by increased insurance, payroll and property tax costs. Other income as a percentage of segment sales and gross margin as a percentage of segment sales both remained stable as compared to the prior year nine-month period.

International Segment

Three months ended October 31, 2002

      The following table gives selected financial information for the three months ended October 31, 2002 and 2001 (in millions except for percentages):

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Operating income as a percentage of segment sales

2003	$9,926	14.4%	$447	42.4%	4.5%
2002	$8,678	16.7%	$314	55.5%	3.6%

      The International segment sales for the quarter ended October 31, 2002 when compared to segment sales in the same period in fiscal 2002 increased as a result of continued expansion activities within the segment, comparative store sales increases, and an expansion of the types of products and services offered. During the third quarter of fiscal 2003, expansion in the International segment added 23 units in 6 countries and 2,366,000 (or 2.3%) of additional square footage. Our strongest comparative stores sales increases were in the UK and Canada. International sales as a percentage of total Company sales increased from 16.5% in the quarter ended October 31, 2001, to 16.9% for the quarter ended October 31, 2002. This increase results from the comparative stores increase, the expansion program in the International segment, and a $98 million positive impact of currency conversion on segment sales.

            The International segment operating income for the quarter ended October 31, 2002, increased as a percent of the segment’s sales from quarter ended October 31, 2001, primarily as the result of a 0.4% increase in gross margin and a 0.5% reduction in operating expenses stated as a percentage of segment sales between those periods. The adoption of FAS 142 positively affected the comparison of operating income between the third quarter of fiscal 2003 and the third quarter of fiscal 2002 because, in accordance with FAS 142, the Company did not record any goodwill amortization expenses in the third quarter of fiscal 2003. If the International segment’s expenses for the third quarter of fiscal 2002 were adjusted to remove the goodwill amortization expense recorded for that period (but which would not have been recorded if FAS 142 had been in place in the prior year), the reduction of operating expenses stated as a percentage of segment sales would have changed from the 0.5% reduction discussed above to a 0.1% increase and the International segment’s operating income would have increased by $51 million to be $365 million for the third quarter of fiscal 2002. If FAS 142 had been effective in fiscal 2002 and that adjustment had been made, the segment’s operating income increase from the prior fiscal year’s third quarter would have been reduced from 42.4% to 22.5%.

Page 14 of 23 (Form 10-Q)

Nine months ended October 31, 2002

      The following table gives selected financial information for the nine months ended October 31, 2002 and 2001 (in millions except for percentages):

Fiscal Year	Segment sales	Segment sales increase from the prior fiscal year first nine months	Segment operating income	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2003	$28,609	15.9%	$1,277	69.4%	4.5%
2002	$24,676	12.0%	$ 754	49.3%	3.1%

      The International segment sales for the nine-month period ended October 31, 2002, when compared to the sales in the same period in fiscal 2002 increased as a result of continued expansion activities within the segment, comparative store sales increases, and an expansion of the types of products and services offered. During the first nine months of fiscal 2003, expansion in the International segment added 60 units in 7 countries and 5,494,000 (or 5.6%) of additional square footage. Our strongest comparative store sales increases were in the United Kingdom and Canada. International sales as a percentage of total Company sales increased from 16.1% in the nine month period ended October 31, 2001, to 16.5% for the nine-month period ended October 31, 2002. This increase results from the comparative stores increase, the expansion program and was slightly offset by a $39 million negative impact of currency conversion on segment sales.

      The International segment operating income increased as a percent of the segment’s sales from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 primarily as the result of a 0.5% increase in gross margin and a 0.8% reduction in operating expenses stated as a percentage of segment sales. The adoption of FAS 142 affected the comparison of operating income between the first nine months of fiscal 2003 and the first nine months of fiscal 2002 because, in accordance with FAS 142, the Company did not record any goodwill amortization expenses in the first nine months of fiscal 2003. If the International segment’s expenses for the first nine months of fiscal 2002 are adjusted to remove the goodwill amortization expense recorded for that period (but which would not have been recorded if FAS 142 had been in place in the prior year), the reduction of operating expenses stated as a percentage of segment sales would have been reduced from the 0.8% reduction discussed above to 0.2% reduction and the International segment’s operating income would have increased $154 million to be $908 million for the nine month period of fiscal 2002. If FAS 142 had been effective in fiscal 2002 and that adjustment had been made, the segment’s operating income increase from the prior fiscal year’s first nine months would have been reduced from 69.4% to 40.5%.

Other Segment

      Sales in the Other segment result from sales to third parties by the Company’s wholly owned subsidiary McLane Company, Inc., ("McLane") a wholesale distributor. McLane offers a wide variety of grocery and non-grocery products, which it sells to a variety of retailers including the Company’s Wal-Mart Stores and Sam’s Club segments.

Page 15 of 23 (Form 10-Q)

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses of Wal-Mart Stores, Inc. including insurance costs, bonus accruals, legal costs and various other costs, which are partially offset by McLane operating income.

Three months ended October 31, 2002

      The following table gives selected financial information for the three months ended October 31, 2002 (in millions except for percentages):

Fiscal Year	Segment sales	Segment sales increase from prior fiscal year third quarter	Segment operating loss	Segment operating loss increase from prior fiscal year third quarter	Operating loss as a percentage of segment sales

2003	$3,556	12.4%	($261)	32.5%	(7.3)%
2002	$3,164	29.7%	($197)	105.2%	(6.2)%

      McLane’s sales accounted for approximately 6.0% of total Company sales in the three-month period ended October 31, 2002, compared with 6.0% in same period in fiscal 2002.

      The large increase in McLane sales in the third quarter of fiscal 2002 from fiscal 2001, when compared to the increase experienced in the third quarter of fiscal 2003 from the previous quarter of fiscal year 2002, is due to its acquisition of AmeriServe Food Distribution, Inc. in late fiscal 2001.

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses for Wal-Mart Stores, Inc. including insurance costs, bonus accruals, legal costs and various other costs, which are partially offset by McLane operating income.

Nine months ended October 31, 2002

      The following table gives selected financial information for the nine months ended October 31, 2002 and 2001 (in million except for percentages):

Fiscal Year	Segment sales	Segment sales increase from the prior fiscal year first nine months	Segment operating loss	Segment operating loss increase from prior fiscal year first nine months	Operating loss as a percentage of segment sales

2003	$10,235	6.7%	($874)	86.8%	(8.5)%
2002	$ 9,591	36.9%	($468)	103.5%	(4.9)%

      McLane’s sales accounted for approximately 5.9% of total Company sales in the first nine months of fiscal 2003, compared with 6.2% in the same period in fiscal 2002. The decrease is attributable to greater increases in the sales in other segments of our operations.

      The increase in McLane sales in the first nine months of fiscal 2002 as compared to the prior fiscal year is the result of its acquisition of AmeriServe Food Distribution, Inc. (AmeriServe), which was completed late in fiscal 2001.

      Operating losses for the segment in each of the periods presented are primarily the result of corporate overhead expenses for Wal-Mart Stores, Inc. including insurance costs, bonus accruals, legal costs and various other costs, which are partially offset by McLane operating income.

Page 16 of 23 (Form 10-Q)

Liquidity and Capital Resources

      Cash flows provided by operating activities were $5.5 billion for the first nine months of fiscal 2003, compared with $3.9 billion for the comparable period in fiscal 2002. Operating cash flow increased for the nine months ended October 31, 2002, primarily due to an increase of $3.2 billion in accounts payable compared with an increase in accounts payable of $2.8 billion in the first nine months of fiscal 2002, offset by the addition of $6.9 billion in inventory in the first nine months of fiscal 2003 compared with an increase in inventory of $6.2 billion in the comparable period in fiscal 2002. Additionally, accrued liabilities increased by $836 million in the first nine months of fiscal 2003 compared with an increase of $487 million in the comparable period of the prior fiscal year. The increases in accounts payable and inventory are due to the seasonal build-up of inventory for the holiday season. The greater increase in accrued liabilities is due to a number of reasons, the most significant of which were increases in accruals for insurance and taxes other than income taxes.

      During the first nine months of fiscal 2003, we paid dividends of $997 million, made capital expenditures of $6.9 billion, repurchased $2.3 billion of our common stock, made principal payments on long-term debt of $1.2 billion, issued long-term debt totaling $2.0 billion and increased our commercial paper borrowings by $3.6 billion.

      At October 31, 2002, we had total assets of $95.7 billion compared with total assets of $83.5 billion at January 31, 2002. Our working capital deficit at October 31, 2002, was $2.4 billion, a decrease of $3.4 billion from the $964 million positive working capital at January 31, 2002. Our ratio of current assets to current liabilities was 0.9 to 1, at October 31, 2002, and 1 to 1 at January 31, 2002 and October 31, 2001.

      In March 2002, we sold $500 million of 4.15% notes that will mature in calendar 2005. In July 2002, we sold $1 billion of 4.375% notes that will mature in calendar 2007. In September 2002, we sold an additional $500 million of 4.375% notes, with an effective rate of 3.537%, that will mature in calendar 2007.

      During August 2002, our Board of Directors approved a new $5 billion share repurchase program replacing the previous $3 billion program. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. At October 31, 2002 $4.4 billion of authorized purchases remain available under this repurchase program.

      On December 5, 2002 we completed our purchase of Supermercados Amigo, Inc. (Amigo), a supermarket chain located in Puerto Rico. This acquisition was completed at a cash cost of approximately $225 million and was financed by commercial paper.

      During December of 2002 we have the right, but not the obligation, to exercise a warrant which allows us to purchase an additional interest in The Seiyu Ltd. Assuming that we exercise this warrant our ownership percentage in that company would increase to approximately 34% on a fully diluted basis. Exercising the warrant would require us to pay 52 billion yen, or approximately $416 million at an exchange rate of 125 yen per dollar which would be financed by commercial paper.

      If our operating cash flows are not sufficient to pay the dividend payable on our common stock (which is currently $0.30 per share annually) and to fund all of our capital expenditures, we anticipate funding any shortfall in these expenditures by selling a combination of commercial paper and long-term debt securities. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. As of October 31, 2002, we may issue up to $500 million of debt securities in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. As we foresee the need to publicly offer and sell in the future debt securities in excess of our capacity under current registrations, we will register for the shelf additional debt securities. In December 2002, we intend to file with the SEC a shelf registration statement to register an additional $10 billion of our debt securities. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At October 31, 2002 and January 31, 2002, the ratio of our debt to our total capitalization was 41.3% and 38.4%, respectively.

Page 17 of 23 (Form 10-Q)

Recently Announced Change in Accounting Method

      In August 2002, we announced that on February 1, 2003 we will adopt the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123 Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. Under the accounting transition rules currently in place for adopting FAS 123, the impact on our income statement will be less than $0.01 per share in the year of adoption. The accounting standard setters are currently reconsidering the transition provision for adopting FAS 123 and may provide alternative accounting methods when adopting FAS 123. Based on our understanding of the accounting methods currently under consideration, we do not believe that the impact of changing the accounting method for the adoption of FASB 123 would have an impact of greater than $0.01 to $0.02 per share on our earnings per share in the year of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2002 are similar to those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2002. However, we added the $5 billion notional interest rate swaps designated as fair value hedges disclosed in the following table during the first nine months of fiscal 2003.

Rate Paid	USD Rate Received	Notional Amount (in millions)	Fair Value at October 31, 2002 (in millions)

3-mo. US LIBOR minus 0.260%	4.150%	$ 500	$ 37
6-mo. US LIBOR plus 2.395%	6.550%	500	21
6-mo. US LIBOR plus 2.453%	6.550%	500	21
6-mo. US LIBOR plus 2.569%	6.550%	250	10
6-mo. US LIBOR plus 1.382%	6.875%	1,000	108
6-mo. US LIBOR plus 1.447%	6.875%	500	52
6-mo. US LIBOR plus 1.447%	6.875%	1,000	103
6-mo. US LIBOR plus 1.392%	6.875%	750	80

      During the first nine months of fiscal 2003, interest rate swaps with a notional amount of $500 million that had been in existence at January 31, 2002 matured. The fair value of the $3.3 billion notional amount of remaining interest rate swaps designated as fair value hedges at January 31, 2002 increased from $144 million at January 31, 2002 to $340 million at October 31, 2002. The fair value of our cross-currency derivative instruments designated as net investment hedges increased from $192 million at January 31, 2002 to $216 million at October 31, 2002. Our $325 million cross-currency interest rate swap designated as a cash flow hedge increased in fair value from $8 million at January 31, 2002 to $15 million at October 31, 2002. We continue to evaluate our risk management strategies in light of the adoption of FAS 133.

      At October 31, 2002, the percentage of our total variable interest rate debt instruments (including both interest rate swaps and commercial paper) to total debt (including commercial paper) was 57%. We have evaluated the appropriate mix of fixed rate versus variable rate debt and believe that the appropriate amount of average total debt (including commercial paper) for the year that should be subject to variable interest rates is between 40% to 60%, with a current target in the middle of that range.

Page 18 of 23 (Form 10-Q)

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

ITEM 4. CONTROLS AND PROCEDURES.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We discussed certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements, Note7: Contingencies" and refer you to that discussion for important information concerning those legal proceedings..

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

Page 19 of 23 (Form 10-Q)

Item 5. Other Information

      This Quarterly Report contains statements that Wal-Mart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows, future performance and the anticipation and expectations of Wal-Mart and its management as to future occurrences and trends. These forward-looking statements are subject to risks, uncertainties and other factors, in the United States and internationally, including, the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2002, which was filed with the SEC on April 15, 2002; this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K, and together with all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. You are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. As a result of these matters, including changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from historical results or from anticipated results expressed or implied in these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

     (b)   Reports on Form 8-K

           Report on Form 8-K, dated August 14, 2002, with respect to the Company’s filing on August 14, 2002, of the principal executive officers and principal financial officers signing and submission to the Securities and
           Exchange Commission of the sworn statements required by Commission Order
           No. 4-460.

           Report on Form 8-K, dated September 20, 2002, with respect to the Company’s completion on September 20, 2002, of the sale of $500 million 4.375% notes due in calendar year 2007.

Page 20 of 23 (Form 10-Q)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WAL-MART STORES, INC.

Date: December 6, 2002                          /s/H. Lee Scott, Jr.
                                                   H. Lee Scott, Jr.
                                                   President and
                                                   Chief Executive Officer

Date: December 6, 2002                          /s/Thomas M. Schoewe
                                                   Thomas M. Schoewe
                                                   Executive Vice President
                                                   and Chief Financial Officer

Page 21 of 23 (Form 10-Q)

CERTIFICATIONS

I, H. Lee Scott, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Wal-Mart Stores, Inc. (the
      "registrant");

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
      Rules 13a-14 and 15d-14) for the registrant and we have:

      a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
            Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

                                                /s/H. Lee Scott, Jr.
                                                   H. Lee Scott, Jr.
                                                   President and
                                                   Chief Executive Officer

Page 22 of 23 (Form 10-Q)

I, Thomas M. Schoewe, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Wal-Mart Stores, Inc. (the
      "registrant");

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
      Rules 13a-14 and 15d-14) for the registrant and we have:

      a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
            Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

                                                /s/Thomas M. Schoewe
                                                   Thomas M. Schoewe
                                                   Executive Vice President
                                                   and Chief Financial Officer

Page 23 of 23 (Form 10-Q)