Form 10-K
period 2003-01-31
WAL MART STORES INC
filed 2003-04-15
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2003, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0415188 (IRS Employer Identification No.)

Bentonville, Arkansas (Address of principal executive offices)	72716 (Zip Code)

Registrant’s telephone number, including area code: (479) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10	New York Stock Exchange
per share	Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2. Yes ☒ No ☐

     As of July 31, 2002, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing price of those shares on the New York Stock Exchange on July 31, 2002, was $133,275,746,243. For the purposes of this disclosure only, the registrant has assumed that its directors, officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

     The registrant had 4,385,693,565 shares of common stock outstanding as of March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2003, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2003, are incorporated by reference into Part III and IV of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

     This Form 10-K includes and incorporates by reference certain statements that may be deemed to be ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included or incorporated by reference in this Form 10-K address activities, events or developments that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as the "Company") expects or anticipates will or may occur in the future, including:

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
    competitive pressures;
    inflation;
    consumer debt levels;
    currency exchange fluctuations;
    the cost of motor fuel;
    trade restrictions;
    changes in tariff and freight rates;
    unemployment levels;
    interest rate fluctuations; and
    other capital market, economic and geo-political conditions.

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

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2003

PART I

ITEM 1.  BUSINESS

General.

     We are the world’s largest retailer as measured by total revenues. During the fiscal year ended January 31, 2003, we had net sales of $244.5 billion. We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716.

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

     In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we had a 50% interest, with Cifra S.A. de C.V. In fiscal 1998, we acquired the controlling interest in Cifra as described below, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand and at January 31, 2003, we had international operations in Argentina, Brazil, Canada, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom, through joint venture agreements, in China and through a minority investment in Japan.

The Development of Our Company in Recent Years.

     At January 31, 2003, we operated in the United States, 1,568 discount stores, 1,258 Supercenters, 525 SAM’s CLUBs and 49 Neighborhood Markets. Internationally, at January 31, 2003, the Company operated units in Argentina (11), Brazil (22), Canada (213), Germany (94), South Korea (15), Mexico (597), Puerto Rico (52) and the United Kingdom (258), and, under joint venture agreements, in China (26). Additionally, we hold, on a fully diluted basis, a 35% interest in The Seiyu, Ltd., a Japanese retail chain.

     Our growth, measured both by our net sales and net income, occurs in large measure as a result of the increase in the number of stores we have, both in the United States and internationally, and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of units and square footage for domestic discount stores, Supercenters, SAM’s CLUBs, Neighborhood Markets and international units in each of our fiscal years from 1999 through 2003.

WAL-MART STORES SEGMENT STORE COUNT
YEARS ENDED JANUARY 31, 1999 THROUGH 2003

STORE COUNT
Fiscal Year Ended January 31	Wal-Mart Discount Stores				Wal-Mart Supercenters

	Opened	Closed	Conversions (1)	Total	Opened (2)	Total
Balance Forward				1,921		441
1999	37	1	88	1,869	123	564
2000	29	1	96	1,801	157	721
2001	41	2	104	1,736	167	888
2002	33	1	121	1,647	178	1,066
2003	43	0	122	1,568	192	1,258

Fiscal Year Ended January 31	Neighborhood Markets		Total
	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward					2,362
1999	4	4	76	1	2,437
2000	3	7	93	1	2,529
2001	12	19	116	2	2,643
2002	12	31	102	1	2,744
2003	18	49	131	0	2,875
  Wal-Mart discount store locations relocated and changed into Wal-Mart Supercenters or expanded and converted into Wal-Mart Supercenters.
  Includes conversions or relocations of Wal-Mart discount stores to Wal-Mart Supercenters.
  Total opened net of conversions and relocations of Wal-Mart discount stores to, and as Wal-Mart Supercenters.

WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1999 THROUGH 2003

NET SQUARE FOOTAGE
Fiscal Year Ended January 31	Wal-Mart Discount Stores		Wal-Mart Supercenters
	Net Additions (1)	Total	Net Additions (2)	Total
Balance Forward		179,335,436		80,331,633
1999	(3,062,418)	176,273,018	21,892,838	102,224,471
2000	(5,486,901)	170,786,117	28,488,737	130,713,208
2001	(5,411,272)	165,374,845	31,884,669	162,597,877
2002	(7,689,137)	157,685,708	34,844,470	197,442,347
2003	(5,772,647)	151,913,061	37,168,923	234,611,270

Fiscal Year Ended January 31	Neighborhood Markets		Total
	Net Additions	Total	Net Additions	Total
Balance Forward				259,667,069
1999	176,407	176,407	19,006,827	278,673,896
2000	144,083	320,490	23,145,919	301,819,815
2001	577,662	898,152	27,051,059	328,870,874
2002	519,838	1,417,990	27,675,171	356,546,045
2003	742,843	2,160,833	32,139,119	388,685,164

(1) Includes the square footage of new discount stores opened, net of discount stores closed or converted or expanded into Supercenters or relocated and changed into Supercenters.

(2) Includes square footage of Wal-Mart Supercenters created by the conversion or relocation of Wal-Mart discount stores.

SAM’S CLUB SEGMENT CLUB COUNT
AND NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1999 THROUGH 2003

CLUB COUNT
Fiscal Year Ended January 31	SAM’S Clubs
	Opened	Closed	Total

Balance Forward			443
1999	8	0	451
2000	12	1	462
2001	13	0	475
2002	25	0	500
2003	25	0	525

NET SQUARE FOOTAGE
Fiscal Year Ended January 31	SAM’S Clubs
	Net Additions	Total

Balance Forward		53,550,286
1999	1,099,144	54,649,430
2000	1,577,678	56,227,108
2001	1,773,830	58,000,938
2002	3,777,865	61,778,803
2003	3,968,149	65,746,952

INTERNATIONAL SEGMENT UNIT COUNT
YEARS ENDED JANUARY 31, 1999 THROUGH 2003

STORE COUNT
	Argentina			Brazil				Canada
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Total	Wal-Mart Supercenters	SAM’S Clubs	Todo Dia	Total	Wal-Mart Stores

1999	10	3	13	9	5	-	14	154
2000	10	3	13	9	5	-	14	166
2001	11	0	11	12	8	-	20	174
2002	11	0	11	12	8	2	22	196
2003	11	0	11	12	8	2	22	213

	China				Germany	South Korea
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Neighborhood Market	Total	Supercenters	Wal-Mart Supercenters

1999	4	1	-	5	94	4
2000	5	1	-	6	94	5
2001	10	1	-	11	93 *	6
2002	15	3	1	19	95	9
2003	20	4	2	26	94**	15

	Mexico				Puerto Rico
Fiscal Year	Wal-Mart Supercenters	SAM’S Clubs	Other***	Total	Wal-Mart Stores	Wal-Mart Supercenters	SAM’S Clubs	Amigo Stores	Total

1999	27	31	358	416	9	-	6	-	15
2000	27	34	397	458	9	-	6	-	15
2001	32	38	429	499	9	-	6	-	15
2002	62	46	443	551	9	1	7	-	17
2003	75	50****	472	597	9	1	9	33	52

	United Kingdom
Fiscal Year	ASDA Stores	ASDA Supercenters	Total

1999	0	0	0
2000	231	1	232
2001	238	3	241
2002	244	6	250
2003	248	10	258

* One Germany unit was damaged by fire and closed in fiscal 2001.

** Includes closure of 2 stores, and opening of 1 store in fiscal 2003.

*** At January 31, 2003, includes 118 Bodegas (discount stores), 50 Suburbias (specialty department stores), 44 Superamas (traditional supermarkets), and 260 Vips (restaurants) (including 16 Vips franchises). Also includes closures of 1 Bodega, 1 Suburbia, 1 Superama and 1 Vips.

**** Includes conversion of 1 Bodega to a SAM’s CLUB in fiscal 2003.

INTERNATIONAL NET SQUARE FOOTAGE GROWTH
YEARS ENDED JANUARY 31, 1999 THROUGH 2003

NET SQUARE FOOTAGE
Fiscal Year	Argentina		Brazil		Canada
	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		1,576,874	0	1,301,637		16,968,271
1999	663,986	2,240,860	914,618	2,216,255	981,261	17,949,532
2000	0	2,240,860	0	2,216,255	1,510,890	19,460,422
2001	(165,885)	2,074,975	818,833	3,035,088	1,019,999	20,480,421
2002	0	2,074,975	108,351	3,143,439	2,487,837	22,968,258
2003	0	2,074,975	0	3,143,439	1,774,046	24,742,304

Fiscal Year	China		Germany		South Korea
	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward	0	462,214	0	2,449,369	0	0
1999	224,827	687,041	6,845,491	9,294,860	553,683	553,683
2000	125,150	812,191	0	9,294,860	71,042	624,725
2001	836,701	1,648,892	(92,636)	9,202,224	223,425	848,150
2002	1,266,251	2,915,143	4,216,679	13,418,903	849,631	1,697,781
2003	1,109,834	4,024,977	(156,980)	13,261,923	1,193,894	2,891,675

Fiscal Year	Mexico		Puerto Rico		United Kingdom
	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		17,308,450	0	1,648,340	0	0
1999	714,459	18,022,909	100,250	1,748,590	0	0
2000	1,696,475	19,719,384	0	1,748,590	18,825,234	18,825,234
2001	2,310,043	22,029,427	35,084	1,783,674	452,787	19,278,021
2002	6,904,068	28,933,495	320,555	2,104,229	942,165	20,220,186
2003	3,172,735	32,106,230	1,077,524*	3,181,753	720,748	20,940,934

* Includes Amigo’s square footage of 821,917 in fiscal 2003.

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

     Much of our growth internationally in recent years has resulted from our acquisition of existing operations in various countries. In the third quarter of fiscal 1998, we acquired approximately 51% of the voting shares in Wal-Mart de Mexico, which was formerly known as "Cifra," by means of a tender offer pursuant to which we acquired a total of 593,100,000 shares of Wal-Mart de Mexico’s voting stock and a merger of certain joint ventures between us and Wal-Mart de Mexico into Wal-Mart de Mexico. We acquired another 1,609,000,000 shares of Wal-Mart de Mexico’s voting stock pursuant to that merger. We paid a total of approximately US$1.2 billion for the shares of Cifra voting stock acquired in the tender offer. In fiscal 2001, we purchased an additional 271.3 million shares of stock in Wal-Mart de Mexico from other shareholders of Wal-Mart de Mexico at a cost of approximately $587 million. As a result of that acquisition, Wal-Mart de Mexico’s share repurchase program and a stock dividend paid by Wal-Mart de Mexico, we held approximately 62% of the outstanding voting shares of Wal-Mart de Mexico at the end of fiscal 2003.

     In the third quarter of fiscal, 2000, we acquired all of the stock of ASDA Group PLC, the third largest retailer in the United Kingdom, for a purchase price of approximately US$11 billion. ASDA had 229 stores at the time of the acquisition. The acquisition of ASDA marked our entry into the United Kingdom.

     In December 2002, the Company exercised in full the first in the series of warrants we had acquired that allow us to acquire 192,800,000 new shares in Seiyu for approximately $432 million. After this exercise, our ownership percentage in Seiyu increased to approximately 35% on a fully diluted basis. If we exercise all of the warrants we acquired at a cost of 260 billion yen or $2.1 billion at an exchange rate of 124 yen per U.S. dollar, we will own approximately 66.7% of the stock of Seiyu. Also, in December 2002, the Company completed its purchase of Supermercados Amigo, Inc. (Amigo), a supermarket chain located in Puerto Rico with 37 supermarkets at the time of the acquisition. Four of the supermarkets were subsequently sold, and two are currently in the process of being sold.

We have provided additional information regarding the accounting treatment of certain of the acquisitions discussed above in Note 6 of Notes to Consolidated Financial Statements, which appear in our Annual Report to Shareholders, are incorporated by reference herein and have been included as an exhibit to this annual report.

Our Industry Segments

     Our mass merchandising operations serve our customers primarily through the operation of three segments. We identify those segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes our discount stores, Supercenters and Neighborhood Markets in the United States. The SAM’s CLUB segment includes the warehouse membership clubs in the United States. The International segment includes all of our operations in Argentina, Brazil, Canada, China, Japan, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. We do not treat the operations of our subsidiary, McLane Company, Inc. ("McLane"), as a separate operating segment as a result of the size of its operations relative to the other segments of our business, but show its results of operations under the heading "Other" in our segment financial data. McLane provides products and distribution services to retail industry and institutional food services customers. You will find information concerning the financial results of our operating segments and the total assets of each of those segments in Note 11 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Results of Operations. We have incorporated our Consolidated Financial Statements as of January 31, 2003 and for the year then ended and the Notes to the Consolidated Financial Statements by reference herein to our Annual Report to our Shareholders and included them as an exhibit to this annual report, as well as Management’s Discussion and Analysis of Results of Operations.

Wal-Mart Stores Operating Segment

     The Wal-Mart Stores segment had net sales of $157.1 billion, $139.1 billion and $121.9 billion for the three fiscal years ended January 31, 2003, 2002, and 2001, respectively. During the most recent fiscal year, no single discount store, Supercenter or Neighborhood Market location accounted for as much as 1% of total Company sales or net income.

     General   We operate Wal-Mart discount stores in all 50 states. Discount stores range in size from 30,000 square feet to 219,000 square feet, with the average size of a discount store being approximately 96,883 square feet. Wal-Mart Supercenters are located in 43 states. Supercenters range in size from 90,000 square feet to 261,000 square feet, with the average size of a Supercenter being approximately 186,495 square feet. We operate Neighborhood Market stores in Alabama, Arkansas, Florida, Kansas, Kentucky, Mississippi, Oklahoma, Tennessee, Texas, and Utah. Neighborhood Market stores range in size from 40,000 square feet to 64,000 square feet, with the average size being 44,099 square feet.

     Merchandise   Wal-Mart discount stores and the general merchandise area of the Supercenters are generally organized into 53 departments and offer a wide variety of merchandise. Each store carries apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and accessories, cameras and supplies, health and beauty aids, pharmaceuticals, jewelry and optical. In addition, the stores offer an assortment of grocery merchandise, with the grocery assortment in Supercenters being broader and including meat, produce, deli, bakery, dairy, frozen foods and dry grocery. Neighborhood Markets are generally organized into 35 departments, and offer dry grocery, meat, produce, deli, bakery, dairy, frozen foods, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods and pet supplies.

     Nationally advertised merchandise accounts for a majority of sales in the stores. We market lines of merchandise under store brands including "Sam’s American Choice," "One Source," "Great Value," "Ol’ Roy," "Puritan," "Equate," "No Boundaries," "George" and "Athletic Works." The Company also markets lines of merchandise under licensed brands, some of which include "Faded Glory," "General Electric," "White Stag," "Catalina," "Mary-Kate and Ashley" and "Starter."

     During the fiscal year ended January 31, 2003, sales in discount stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Grocery, candy and tobacco	24
Hardgoods	20
Softgoods/domestics	18
Pharmaceuticals	9
Electronics	9
Health and beauty aids	7
Sporting goods and toys	6
Stationery	3
One-hour photo	2
Jewelry	1
Shoes	1
100%

     Operations   Hours of operation for nearly all Supercenters and an increasing number of discount stores are 24 hours each day. Hours of operation for the remaining discount stores vary by location, but generally range from 7:00 a.m. to 11:00 p.m., six days a week, and from 10:00 a.m. to 8:00 p.m. on Sundays. Wal-Mart discount stores and Supercenters maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a self-service, cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses. Bank credit card programs, operated without recourse to the Company, are available in all stores.

     Seasonal Aspects of Operations   The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

     Competition   Our Wal-Mart discount stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national chains. Our Wal-Mart Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. We also compete with others for new store sites. As of January 31, 2003, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

     Our ability to offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet the competitive pressures within our industry. These include our "Everyday Low Price," "Store-Within-a-Store," "Price Rollbacks," and "Store of the Community" programs. Although we believe we have had a major influence in most of the retail markets in which our stores are located, we cannot assure you that this influence will continue.

     Distribution   During fiscal 2003, approximately 83% of the Wal-Mart discount stores’ and Supercenters’ purchases of merchandise were shipped from Wal-Mart’s 84 distribution centers of which 33 are general merchandise distribution centers, 25 are grocery distribution centers, seven are clothing distribution centers and 15 are specialty distribution centers. The specialty distribution centers ship merchandise such as jewelry, tires, optical, product returns, and pharmaceuticals. The balance of merchandise purchased was shipped directly to the stores from suppliers. Additionally, the Company operates three import distribution centers and one distribution center for online orders placed via Wal-Mart.com. The 84 distribution centers are located throughout the continental United States. Nine distribution centers are located in each of Arkansas and Texas; eight in Georgia; five in Indiana; four in each of California and New York; three in each of Florida, Missouri, North Carolina, Ohio, and Pennsylvania; two each in Alabama, Illinois, Louisiana, Mississippi, South Carolina, Tennessee, Utah, Virginia, Wisconsin; and one in each in Arizona, Colorado, Iowa, Kansas, Kentucky, Maryland, Michigan, New Hampshire, New Mexico, Nevada, Oklahoma, and Oregon.

SAM’s CLUB Operating Segment

     The SAM’s CLUB segment had net sales of $31.7 billion, $29.4 billion and $26.8 billion for the three fiscal years ended January 31, 2003, 2002, and 2001, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income.

     General   We operate SAM’s CLUBs in 48 states. SAM’s CLUBs facility sizes generally range between 90,000 and 160,000 square feet of building area, with the average SAM’s CLUB facility being approximately 125,000 square feet.

     Merchandise   SAM’s CLUB offers bulk displays of name-brand merchandise, including hardgoods, some softgoods, institutional-size grocery items, and selected private-label items under the "Member’s Mark" brand. Generally, each SAM’s CLUB also carries software, electronics, jewelry, floral, sporting goods, toys, tires, stationery and books. Most clubs have fresh departments, which include bakery, meat, produce and Sam’s Cafe. Additionally, some clubs offer one-hour photo, pharmaceuticals, optical departments and gasoline stations.

     During the fiscal year ended January 31, 2003, sales in the SAM’s CLUBs segment, which are subject to seasonal variance, by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Sundries	31
Food	30
Hardlines	19
Service Businesses	13
Softlines	7
100%

     Operations   Operating hours vary among SAM’s CLUBs, but are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m. Additionally, all Club locations offer a Gold Key program that permits Business Members to shop before the Clubs regular opening hours Monday through Saturday, starting at 7:00 AM.

     SAM’s CLUBs are membership only, cash-and-carry operations. However, a financial service credit card program, the Discover Card, is available in all clubs and we make the "SAM’S Direct" commercial finance program and "Business Revolving Credit" available to qualifying business members. Also, we make a "Personal Credit" program available to qualifying club members. Generally, all credit extended to members under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as federal and state government employees and credit union members. In fiscal 2003, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. The annual membership fee for an individual member is $35 for the primary membership card with a spouse card available at no additional cost. SAM’sCLUBs Elite Membership program offers additional benefits and services such as automotive extended service contracts, roadside assistance, home improvement, auto brokering, and pharmacy discounts in addition to the regular suite of benefits including SAM'S CLUB Travel Services, Boat and RV Program and Mail Order Pharmacy. The annual membership fee for an Elite Member is $100. In February 2003, the Elite Membership Program was replaced with the SAM’S CLUB Plus membership program which provides, in addition to the services mentioned above under the SAM’S CLUB Elite membership program, an extended array of new services including insurance services, credit card processing, payroll processing, dental discount networks and extended service agreements.

     Seasonal Aspects of Operations   The SAM’S CLUB operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

     Competition   SAM’S CLUBs compete with other warehouse clubs, as well as with discount retailers, wholesale grocers and general merchandise wholesalers and distributors. We also compete with others for new club sites. Our ability to offer low prices and quality merchandise determines our competitive position in the warehouse club industry.

     Distribution   During fiscal 2003, approximately 63% of the SAM’s CLUB purchases were shipped from the SAM’s CLUBs segment’s dedicated distribution facilities. Suppliers shipped the balance of the SAM’s CLUB purchases directly to the SAM’s CLUBs’ locations. The principal focus of our SAM’s CLUBs’ distribution operations is on crossdocking product, while stored inventory is minimized. A combination of seven Company owned and operated facilities and 12 third-party owned and operated facilities constitute the overall distribution structure for the SAM’s CLUB segment. Two of the Company owned and operated facilities are located in Texas with one located in each of Arizona, Arkansas, Colorado, Minnesota and Indiana. Of the third party owned and operated facilities, one of each is located in each of California, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. Additionally, the SAM’s CLUB segment is serviced by 12 Wal-Mart owned freezer/cooler facilities which service both Wal-Mart stores and SAM’s CLUBs, four Wal-Mart owned specialty distribution facilities which service both Wal-Mart stores and SAM’s CLUBs and one third-party owned freezer/cooler facility.

International Operating Segment

     Our International Segment comprises our operations through wholly-owned subsidiaries in Argentina, Canada, Germany, South Korea, Puerto Rico and the United Kingdom; our operations through majority-owned subsidiaries in Brazil and Mexico; our operations through joint ventures in China and, through a minority ownership interest, in Japan. The International segment’s net sales for the three fiscal years ended January 31, 2003, 2002 and 2001, were $40.8 billion, $35.5 billion and $32.1 billion, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income.

     General   Operating formats vary by country, but include Wal-Mart discount stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom; SAM’s CLUBs in Brazil, China, Mexico, and Puerto Rico; Superamas (traditional supermarket), Bodegas (discount store), Suburbias (specialty department store) and Vips (restaurant) in Mexico; Todo Dias (traditional supermarket) in Brazil; Neighborhood Markets (traditional supermarkets) in China; ASDA stores (combination grocery and apparel store) in the United Kingdom; and Amigo supermarkets in Puerto Rico.

     Merchandise   The merchandising strategy for the International operating segment is similar to that of domestic segments in the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

     Operations   The hours of operation for operating units in the International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. While sales are primarily on a cash-and-carry basis, credit cards or other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

     Seasonal Aspects of Operations   The International operating segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in our fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

     Competition   The International operating segment competes with a variety of local, national and international chains in the discount, department, drug, variety, specialty and wholesale sectors of the retail market in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the international segment determines, to a large extent, our competitive position. In our international Supercenters, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

     Distribution   The International segment operates export consolidation facilities in Los Angeles, California; Jacksonville, Florida; and Laredo, Texas in support of product flow to its Mexican, Asian, and Latin American markets. We operate a total of 43 distribution facilities that are located in Argentina, Brazil, Canada, China, Germany, Puerto Rico, the United Kingdom and Mexico. Through these facilities, we process and distribute both imported and domestic product to the operating units. During fiscal 2003, approximately 76% of the International merchandise purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s merchandise purchases directly to our stores in the various countries in which we operate. A combination of Company owned and operated facilities and third-party facilities makes up the overall distribution structure for International logistics.

Other Operations

     The sales reported in the "Other" category result from sales to third parties by McLane. McLane, which is a wholly-owned subsidiary of Wal-Mart Stores, Inc., is a wholesale distributor that sells its merchandise to a variety of retailers, primarily in the convenience store and food service industries. McLane also services Wal-Mart discount stores, Supercenters, Neighborhood Markets and SAM’s CLUBs. McLane offers a wide variety of grocery and non-grocery products, including perishable and non-perishable items. The non-grocery products consist primarily of tobacco products, general merchandise, health and beauty aids, toys and stationery. McLane’s net sales for the three fiscal years ended January 31, 2003, 2002 and 2001 were $14.9 billion, $13.8 billion and $10.5 billion, respectively.

     During fiscal 2003, McLane operated 19 grocery distribution facilities, 18 of which are owned and one of which is leased. These grocery distribution facilities are located as follows: two in each of California and Texas, and one each in Arizona, Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, New Hampshire, New York, North Carolina, Virginia, Minnesota, and Washington. Additionally, McLane operated 18 foodservice distribution facilities, four of which we owned and 14 of which are leased. These foodservice distribution facilities are located as follows: two in each of California and Texas and one in each of Arizona, Colorado, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, North Carolina, Oregon, Tennessee, Virginia, Michigan, and Wisconsin.

Employees (Associates)

     As of January 31, 2003, the Company employed approximately 1.4 million associates worldwide, with approximately 1.1million associates in the United States and approximately 300,000 associates in foreign countries. Most associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company’s productivity or profitability.

Our Website and Availability of SEC Reports

     Our corporate website is located at www.walmartstores.com.  We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website, the address of which is

http://investor.walmartstores.com/ireye/ir_site.zhtml?ticker=wmt&script=2100.

ITEM 2.  PROPERTIES

     The number and location of domestic and international Wal-Mart discount stores, Supercenters and SAM’s CLUBs is incorporated by reference to the table under the caption "Fiscal 2003 End-of-Year Store Count" on page 7 of the Annual Report to Shareholders for the year ended January 31, 2003, which information we have included as an exhibit to this annual report.

     We own 1,847 of the properties on which our domestic discount stores, Neighborhood Markets and Supercenters are located and 368 of the properties on which our domestic SAM’s CLUBs are located. In some cases, we own the land associated with leased buildings in which our discount stores, Neighborhood Markets, Supercenters and SAM’s CLUBs are located.

     We either lease the remaining buildings in which our present domestic locations are located from a commercial property developer, or lease pursuant to a sale/leaseback arrangement or from a local governmental entity in connection with an industrial revenue bond financing arrangement. All of our leases of our stores provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

     We use independent contractors to construct the new buildings, both leased and owned, that we build.

     Domestically, we operated 84 Wal-Mart distribution facilities, 19 SAM’s CLUB distribution facilities and 37 McLane distribution facilities as of January 31, 2003. With the exception of the 15 leased McLane foodservice distribution facilities and the 12 leased SAM’s CLUB distribution facilities, we own the remaining distribution facilities, several of which are subject to mortgages granted to secure loans obtained to finance their development. We also lease some of the distribution facilities under industrial development bond financing arrangements that provide us with the option to purchase those facilities at the end of the lease term for nominal amounts.

     We own the office facilities in Bentonville, Arkansas that serve as our home office and corporate headquarters and an office facility in Temple, Texas that serves as the home office for McLane. We lease an office facility in Brisbane, California that serves as the home office for Wal-Mart.com

     We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. We own 9 properties in Argentina, 14 properties in Brazil, 36 properties in Canada, 21 properties in Germany, 15 properties in South Korea, 290 properties in Mexico, eight properties in Puerto Rico and 170 properties in the United Kingdom in which the operating units are located, with the remaining units in each country being leased. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Outside the United States, we utilized 43 distribution facilities as of January 31, 2003. Of these 43 distribution facilities, we owned 25 and leased 2. Third parties own the remaining 16 distribution facilities.

ITEM 3.  LEGAL PROCEEDINGS

     We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements," in Note 8 to our financial statements, which is captioned: "Litigation," and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and relief sought.

     The information presented in note 8 to our financial statements, which is captioned "Litigation," which financial statements and the notes thereto are incorporated herein by reference as described below under "Item 8. Financial Statements," and the related information presented below reflect litigation known to the Company on March 19, 2003.

WAGE AND HOUR "Off the Clock" CLASS ACTIONS: Albrecht v. Wal-Mart ("WM"), Superior Ct. of AZ, Maricopa County, 1/3/03; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. ("USDC"), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Carrillo v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 8/9/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/20/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 7/3/02; Jackson v. WM, USDC, Middle Dist. of AL, Northern Div., 2/24/03; James v. WM, Superior Ct., Middlesex County, MA, 8/31/01; Johnson v. WM, Multinomah County, OR, 2/10/03; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of the State of MI, County of Saginaw, 9/25/01; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01

EXEMPT STATUS CASES: Bartlett v. Sam’s West, Superior Ct. of CA, Orange County, 10/11/02; Freeman v. WM, USDC, Western Dist., Fayetteville, AR, 8/26/02; Lewis v. WM, Superior Ct. of CA, Los Angeles County, 8/28/02; Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02; Sabedra v. Sam's West, Superior Ct. of CA, Orange County, 1/16/03

PHARMACY EXEMPT STATUS CASES: Culver v. WM, Denver County Dist. Ct., CO, 12/10/96; Presley v. WM, USDC, Dist. of CO, 7/7/95; Yates v. WM, USDC, Dist. of CO, 2/7/97

DUKES v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01

COLI LITIGATION: Mayo v. Hartford Life Ins. Co.,USDC, Southern Dist. of TX, Houston Div., 6/28/01; Waller v. AIG Life Ins. Co., USDC, Northern Dist. of TX, Fort Worth Div., 7/3/01; Rice v. WM, USDC, Dist. of NH, 7/23/02; Miller v. WM, USDC, Southern Dist. of TX, Houston Div., 10/22/02; Lewis v. WM, USDC, Northern Dist. of OK, 12/18/02

MAULDIN V. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01

EEOC (SMITH) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01

ITEM PRICING LITIGATION: Herman v. WM, Middlesex Superior Ct., MA, 11/27/02; Downing v. WM, Plymouth Superior Ct., MA, 11/26/02; Carmel v. WM, Middlesex Superior Ct., MA, 12/5/02; Sullivan v. WM, Middlesex Superior Ct., MA, 12/6/02; Cutlip v. WM, Worcester Superior Ct., MA, 12/5/02; Cameron v. WM, Middlesex Superior Ct., MA, 12/20/02; Tierney v. WM, Essex Superior Ct., MA, 12/24/02

     Item 103 of the Securities and Exchange Commission’s Regulation S-K requires disclosure of any proceeding brought for the purpose of protecting the environment to which a governmental authority is a party and in which the potential monetary sanctions involved exceed $100,000. We are disclosing the following items in accordance with Item 103.

     In February 1999, the Company settled claims made by the Pennsylvania Department of Environmental Protection (‘PDEP’) regarding a store in Honesdale, Pennsylvania. The PDEP alleged that a subcontractor’s acts and omissions relating to the construction of the store led to excess erosion and sedimentation of a nearby creek. In the settlement, the Company agreed to pay a fine of $25,000 and to perform a $75,000 community environmental project in the Honesdale area. The Company is negotiating a settlement of a claim by the United States Army Corps of Engineers that the construction of the Honesdale store resulted in the filling of approximately 0.76 acres in excess of the permitted fill area of waters and wetlands at the site. The proposed settlement with the Corps of Engineers would require the Company to pay $200,000 to a non-profit corporation for the purchase of local wetlands conservation areas and easements. The contractor on the project has reimbursed the Company for the amounts paid in connection with the settlement matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The information required by this item is incorporated by reference to the information "Number of Shareholders of record" under the caption "11-Year Financial Summary" on pages 16 and 17, and all the information under the captions "Market Price of Common Stock," "Listings - Stock Symbol: WMT" and "Dividends Paid Per Share" on page 53 of the Annual Report to Shareholders for the year ended January 31, 2003. Such information is included in an exhibit to this annual report.

     Information about our equity compensation plans is presented under the caption "Equity Compensation Plan Information" on page 13 of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 6, 2003, which proxy statement is being filed contemporaneously with this Annual Report (the "Proxy Statement").

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to all information under the caption "11-Year Financial Summary" on pages 16 and 17 of the Annual Report to Shareholders for the year ended January 31, 2003. Such information is included in an exhibit to this annual report.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is furnished by incorporation by reference to all information under the caption "Management’s Discussion and Analysis" on pages 18 through 29 of the Annual Report to Shareholders for the year ended January 31, 2003. Such information is included in an exhibit to this annual report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this item is furnished by incorporation by reference to all information under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 25 through 28 of the Annual Report to Shareholders for the year ended January 31, 2003. Such information is included in an exhibit to this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is furnished by incorporation by reference to all information under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders’ Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" on pages 30 through 51 of the Annual Report to Shareholders for the year ended January 31, 2003. Such information is included in an exhibit to this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to the Company’s directors and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Nominees for Directors" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
S. Robson Walton	Chairman of the Board.	1992	58
David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer of the Company.	2000	67
H. Lee Scott, Jr.	President and Chief Executive Officer. From January 1999 to January 2000, he served as Vice Chairman and Chief Operating Officer of the Company. From January 1998 to January 1999, he served as President and Chief Executive Officer of our Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Merchandising of the Company.	2000	54
Thomas M. Coughlin	Executive Vice President and Chief Executive Officer Wal-Mart Stores and SAM’s CLUB USA. From January 1999 to August 2002, he served as Executive Vice President and President and Chief Executive Officer of Wal-Mart Stores Division. From January 1998 to January 1999, he served as Executive Vice President and Chief Operating Officer of our Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President - Store Operations of the Company.	1999	53
Michael T. Duke	Executive Vice President, Administration. From March 2000 to July 2000, he served as Executive Vice President of Logistics. From March 1996 to March 2000, he served as Senior Vice President of Logistics. Prior to March 1996, he served as Senior Vice President of Distribution.	2000	53
B. Kevin Turner	Executive Vice President and President and Chief Executive Officer of SAM’s CLUB. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of the Information Systems Division. From February 2000 to September 2001, he served as Senior Vice President and Chief Information Officer of the Information Systems Division.	2002	37
Thomas D. Hyde	Executive Vice President, Legal and Corporate Affairs. Prior to July 2001, he served as Senior Vice President and General Counsel of Raytheon Company since 1992.	2001	54
John B. Menzer	Executive Vice President and President and Chief Executive Officer of our Wal-Mart International Division. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer of the Company.	1999	52
Thomas M. Schoewe	Executive Vice President and Chief Financial Officer of the Company. From February 1997 to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	50
Charles M. Holley, Jr.	Senior Vice President and Controller of the Company. From March 1999 to January 2003, he served as Senior Vice President, Finance and Chief Financial Officer, Wal-Mart International. From October 1996 to March 1999 he served as Vice President and Chief Financial Officer, Wal-Mart International.	2003	46

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Compensation of Directors" on page 3, "Compensation, Nominating and Governance Committee Report on Executive Compensation" on pages 6 through 8, and "Summary Compensation," "Option Grants In Last Fiscal Year," and "Option Exercises and Fiscal Year End Option Values" on pages 9 and 10 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is furnished by incorporation by reference to all information under the caption entitled "Stock Ownership", subcaptions "Holdings of Major Shareholders" and "Holdings of Officers and Directors" on pages 11 and 12 of the Proxy Statement. Please refer to Part II, Item 5 for information relating to the Equity Compensation

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is furnished by incorporation by reference to all information under the caption "Related-Party Transactions with Wal-Mart" on page 5 of the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

     There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were any corrective actions with regard to significant deficiencies and material weaknesses taken after that date.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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

Page 18 of 26

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

Page 19 of 26

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

	+10(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 is incorporated herein by reference to Exhibit 10(l) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1999.

	+10(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 is incorporated herein by reference to Exhibit 10(m) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1999.

	+10(m)	The Rules of the Asda Sharesave Plan 2000.

	+10(n)	The Asda Colleague Share Ownership Plan 1999.

	*12	Statement re computation of ratios

*13

The Annual Report to Shareholders for the year ending January 31, 2003. All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2001 is filed with the Commission. The balance of this information in the Annual Report to Shareholders is funished to the Commission in accordance with Item 601(13) of Regulation SK.

	*21	List of the Company’s Subsidiaries

	*23	Consent of Independent Auditors
	**99.1	Chief Executive Officer and Chief Financial Officer Section 906 Certifications
*Filed herewith as an Exhibit.
**Furnished herewith as an Exhibit.

+Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Report to Shareholders (page)
Covered by Report of Independent Auditors:
Consolidated Statements of Income for each of the three years in the period ended January 31, 2003	30

Consolidated Balance Sheets at January 31, 2003 and 2002	31

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended January 31, 2003	32

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2003	33

Notes to Consolidated Financial Statements, except Note 12	34

Not Covered by Report of Independent Auditors:
Note 12 - Quarterly Financial Data (Unaudited)	50

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

                                                         Wal-Mart Stores, Inc.
DATE: April 15, 2003	By /s/ H. Lee Scott
H. Lee Scott President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE: April 15, 2003	By /s/ H. Lee Scott
H. Lee Scott President, Chief Executive Officer and Director

DATE: April 15, 2003	By
S. Robson Walton Chairman of the Board and Director

DATE: April 15, 2003	By /s/ David D. Glass
David D. Glass Chairman, Executive Committee Of the Board and Director

DATE: April 15, 2003	By /s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 15, 2003	By /s/ Chalres M. Holley, Jr.
Charles M. Holley, Jr. Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 15, 2003	By /s/ James W. Breyer
James W. Breyer Director

DATE: April 15, 2003	By
John T. Chambers Director

DATE: April 15, 2003	By /s/ Thomas M. Coughlin
Thomas M. Coughlin Director

DATE: April 15, 2003	By /s/ Stanley C. Gault
Stanley C. Gault Director

DATE: April 15, 2003	By /s/ Roland A. Hernandez
Roland A. Hernandez Director

DATE: April 15, 2003	By /s/ Dawn G. Lepore
Dawn G. Lepore Director

DATE: April 15, 2003	By /s/ J. Paul Reason
J. Paul Reason Director

DATE: April 15, 2003	By /s/ Elizabeth A. Sanders
Elizabeth A. Sanders Director

DATE: April 15, 2003	By /s/ Jack C. Shewmaker
Jack C. Shewmaker Director

DATE: April 15, 2003	By /s/ Jose H. Villarreal
Jose H. Villarreal Director

DATE: April 15, 2003	By
John T. Walton Director

CERTIFICATIONS

I, H. Lee Scott, Jr., certify that:

  I have reviewed this annual report on Form 10-K of Wal-Mart Stores, Inc. (the "registrant");
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ H. Lee Scott, Jr. H. Lee Scott, Jr. President and Chief Executive Officer

I, Thomas M. Schoewe, certify that:

  I have reviewed this annual report on Form 10-K of Wal-Mart Stores, Inc. (the "registrant");
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	/s/ Thomas M. Schoewe Thomas M. Schoewe Executive Vice President and Chief Financial Officer