Form 10-Q
period 2003-04-30
WAL MART STORES INC
filed 2003-06-09
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2003.
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

Common Stock, $.10 Par Value – 4,378,918,630 shares as of May 31, 2003.

Page 1 of 20 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	April 30, 2003 (Unaudited)	January 31, 2003 (* Note)
Cash and cash equivalents	$ 2,468	$ 2,736
Receivables	985	1,528
Inventories	25,927	24,314
Prepaid expenses and other	824	710
Current assets of discontinued operation	1,144	1,195
Total current assets	31,348	30,483

Property, plant and equipment, at cost	62,898	61,254
Less accumulated depreciation	13,843	13,084
Net property, plant and equipment	49,055	48,170

Property under capital leases	4,859	4,814
Less accumulated amortization	1,648	1,610
Net property under capital leases	3,211	3,204

Goodwill	9,317	9,389
Other assets and deferred charges	2,802	2,710

Other assets of discontinued operation	740	729

Total assets	$ 96,473	$94,685

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 857	$ 1,079
Accounts payable	17,855	17,080
Accrued liabilities	8,363	8,704
Accrued income taxes	1,143	748
Long-term debt due within one year	3,545	4,538
Obligations under capital leases due within one year	160	176
Current liabilities of discontinued operation	299	292
Total current liabilities	32,222	32,617

Long-term debt	17,939	16,596
Long-term obligations under capital leases	3,000	2,999
Deferred income taxes and other	1,727	1,637
Long-term liabilities of discontinued operation	12	13
Minority interest	1,373	1,362

Common stock and capital in excess of par value	2,405	2,394
Retained earnings	38,400	37,576
Other accumulated comprehensive income	(605)	(509)
Total shareholders' equity	40,200	39,461

Total liabilities and shareholders' equity	$96,473	$94,685

See accompanying notes to condensed consolidated financial statements.

*Note: The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended April 30, 2003 2002
Revenues:
Net sales	$56,718	$51,705
Other income - net	506	421
	57,224	52,126
Costs and expenses:
Cost of sales	43,918	40,136
Operating, selling and general and administrative expenses	10,216	9,201

Operating profit	3,090	2,789

Interest costs:
Debt	175	223
Capital leases	75	65
Interest income	(38)	(36)

Income from continuing operations before income taxes and minority interest	2,878	2,537
Provision for income taxes	1,006	900

Income from continuing operations before minority interest	1,872	1,637

Minority interest	(42)	(41)

Income from continuing operations after minority interest and taxes	1,830	1,596

Income from discontinued operations	31	35

Net income	$ 1,861	$ 1,631

Net income per common share:
Net income per common share from continuing operations	$ 0.41	$ 0.36
Net income per common share from discontinued operations	$ 0.01	$ 0.01
Basic and diluted net income per common share	$ 0.42	$ 0.37

Average number of common shares – basic	4,386	4,452
Average number of common shares – diluted	4,395	4,468

Dividends per share	$ .090	$ .075

See accompanying notes to condensed consolidated financial statements.

Page 3 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Three Months Ended April 30, 2003 2002
Cash flows from operating activities:
Net income	$ 1,830	$ 1,596

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	774
Decrease in account receivable	554	300
Increase in inventories	(1,521)	(818)
Increase in accounts payable	951	616
Decrease in accrued liabilities	(80)	(258)
Other	(8)	(56)
Net cash provided by operating activities of continuing operations	2,614	2,154
Net cash provided by operating activities of discontinued operations	39	20
Net cash provided by operating activities	2,653	2,174

Cash flows from investing activities:
Payments for property, plant & equipment	(1,996)	(2,045)
Disposal of assets	79	75
Other investing activities	104	13
Net cash used in investing activities of continuing operations	(1,813)	(1,957)
Net cash used in investing activities of discontinued operations	(41)	(22)
Net cash used in investing activities	(1,854)	(1,979)

Cash flows from financing activities:
Increase (decrease) in commercial paper	(1,723)	112
Proceeds from issuance of long-term debt	3,039	514
Dividends paid	(395)	(334)
Payment of long-term debt	(996)	(13)
Purchase of Company stock	(816)	(374)
Other financing activities	(69)	4
Net cash used in financing activities	(960)	(91)

Effect of exchange rates on cash	(109)	153

Net increase (decrease) in cash and cash equivalents	(270)	257

Cash and cash equivalents at beginning of year	2,758	2,161

Cash and cash equivalents at end of quarter*	$ 2,488	$ 2,418

Supplemental disclosure of cash flow information:

Income taxes paid	$ 651	$ 851
Interest paid	351	405

*    Includes cash and cash equivalents of discontinued operations of $20 million at April 30, 2003, and 2002.

See accompanying notes to condensed consolidated financial statements.

Page 4 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of April 30, 2003, and the related condensed consolidated statements of income for the three-month periods ended April 30, 2003, and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2003, and 2002, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders for the fiscal year ended January 31, 2003. Therefore, the interim statements should be read in conjunction with that annual report to shareholders. Certain reclassifications have been made to prior periods to conform to current presentations.

      On May 2, 2003, the Company announced that it had entered into an agreement to sell McLane Company, Inc. ("McLane"), a wholly-owned subsidiary of the Company. On May 23, 2003, the transaction was completed and McLane was sold. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of McLane as a discontinued operation.

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options and restricted stock grants (a weighted average of 9 million and 16 million shares for the quarters ended April 30, 2003, and 2002, respectively).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment; cost LIFO for the Sam’s Club segment; and other cost methods, including the retail first-in, first-out (FIFO) and average cost methods, for the International segment. Inventories were not in excess of market value on the balance sheet dates. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the rate of inflation for the year. If the FIFO method of accounting had been used in the United States by the Company, inventories would have been $74 million and $64 million higher than reported at April 30, 2003 and January 31, 2003, respectively.

NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility within the United States and geographically for all international units. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, , Mexico, Puerto Rico, South Korea and the United Kingdom. Operating losses in the "Other" category are the result of expenses recorded at the corporate level and not attributable to any particular operating segment.

      McLane had previously been included in the other category. Revenues of Mclane, included in income from discontinued operations in the accompanying consolidated statements of income were $3.2 billion and $3.3 billion for the three months ended April 30, 2003 and 2002, respectively.

Page 5 of 20 (Form 10-Q)

      Net sales by operating segment were as follows (in millions):

	Three Months Ended April 30, 2003 2002

Wal-Mart Stores	$38,618	$35,418
Sam's Club	7,822	7,295
International	10,278	8,992

Total Net Sales	$56,718	$51,705

      Operating profit and reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended April 30, 2003 2002

Wal-Mart Stores	$2,752	$ 2,545
Sam's Club	204	216
International	384	339
Other	(250)	(311)

Operating profit	3,090	2,789

Interest expense, net	212	252

Income from continuing operations before income taxes and minority interest	$ 2,878	$ 2,537

      Our adoption of EITF 02-16 in the first quarter of fiscal 2004 had an impact on the segment’s operating profits. This impact was a decrease of profit by $51 million, $36 million and $67 million for the Wal-Mart Stores, Sam’s Club and International segments, respectively.

      Interest income for the three-month period ending April 30, 2002, has been reclassified with interest expense to conform to current year presentation.

      Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	April 30, 2003	January 31, 2003

International	$8,913	$8,985
Sam’s Club	305	305
Other	99	99

Total Goodwill	$ 9,317	$9,389

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations. The goodwill amounts above do not include $132 million of goodwill recorded on the books of McLane Company, Inc. at April 30, 2003, and January 31, 2003.

      As of April 30, 2003, the Company owns a 35% interest in Seiyu, Ltd. with warrants to purchase up to 66.7% of that company. Seiyu operates over 400 stores located throughout Japan. The Company’s share of Seiyu’s results of operations, which were not material, are included in the Company results.

Page 6 of 20 (Form 10-Q)

NOTE 5. Comprehensive Income

      Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity which are currency translation and hedge accounting adjustments.

      Comprehensive income was $1.8 billion and $1.4 billion for the quarters ended April 30, 2003, and 2002, respectively.

NOTE 6. New Accounting Pronouncements

      On February 1, 2003, the Company adopted the standards of the Financial Accounting Standards Board Statement No. 143 Asset Retirement Obligations ("FAS 143"). FAS 143 requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The adoption of this standard had a pretax impact of $20 million in the quarter ended April 30, 2003.

      On February 1, 2003, the Company adopted the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123 Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. The Company has chosen to retroactively restate its results of operations for the accounting change. Following the provisions of FAS 123, the three months ended April 30, 2003 and 2002, include $43 million and $33 million, respectively, of pretax stock option expense, which is less than $0.01 per share.

      On February 1, 2003, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc). The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.

      As a result of adopting EITF 02-16, the Company has recognized in the first quarter of fiscal year 2004 an adjustment of $101 million after taxes or $0.02 per share.

Note 7. Contingencies

      The Company is involved in a number of legal proceedings, including consumer, employment, tort and other litigation. The lawsuits discussed below, which are among the matters pending against the Company, if decided adversely or settled by the Company, may result in liability material to the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of certain cases, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s Shareholders.

      The Company is a defendant in numerous cases containing class action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act, corresponding state laws, or for breach of contract. The plaintiffs are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified actual damages, injunctive relief, or both. Class certification has been decided in seven cases: In Texas, Ohio, Louisiana and Michigan the trial or appellate courts have denied class certification. In Oregon, a federal court has denied statewide certification as to state contract claims but allowed a limited class of opt-in plaintiffs to proceed with Fair Labor Standards Act and state statutory claims. A state-wide class was certified in Colorado, but the Order was vacated after settlement. A state-wide class was certified in Indiana and is being appealed. Class certification claims are yet to be addressed in thirty-seven cases. The California Department of Labor Standards Enforcement has initiated an investigation of Wal-Mart and SAM’S CLUB for alleged failures to comply with California Wage and Hour laws.

Page 7 of 20 (Form 10-Q)

      The Company is currently a defendant in four cases containing class action allegations brought by Associates who challenge their exempt status under the Fair Labor Standards Act or corresponding state law, and allege that the Company failed to pay overtime as required by the Act. Two cases regarding SAM’S CLUB managers are pending in California state court. One case regarding store assistant managers is pending in federal court in Michigan. A federal court in Arkansas denied certification of a Fair Labor Standards Act collective action regarding Home Office managers. No determination has been made as to certification in the other cases.

      The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorneys’ fees. Class certification has not yet been decided, and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such a class. If the Court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability could be material to the Company, as could employment-related injunctive measures, which would result in increased costs of operations on an ongoing basis.

      The Company is a defendant in five putative class action lawsuits, three of which are pending in Texas, one in New Hampshire, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance (COLI) policies lacked an insurable interest in the lives of the employees, who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs attempt to state claims for alleged violations of their privacy rights, as well as various other causes of action, and assert they are entitled to punitive damages. In August 2002, the court in the first-filed Texas lawsuit denied the Company’s motion for summary judgment and granted partial summary judgment in favor of the plaintiffs on certain issues. The Texas litigation has been stayed while the Fifth Circuit Court of Appeals reviews these rulings. Class certification has not been decided in any of these cases.

      The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc. a lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The lawsuit was certified by the court as a class action on August 23, 2002. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan from March 8, 2001 to the present and who were using prescription contraceptives during the relevant time period. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives (from no earlier than September 5, 1999), pre-judgment interest and attorneys’ fees. The complaint alleges that the Company’s Health Plan violates Title VII’s prohibition against gender discrimination in that the Health Plan’s Reproductive Systems provision does not provide coverage for prescription contraceptives.

      The Company is a defendant in a lawsuit that was filed on August 31, 2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is an action brought by the EEOC on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky Distribution Center from 1995 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The class seeks back pay for those females not selected for hire or transfer during the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification.

Page 8 of 20 (Form 10-Q)

      The Company is a defendant in seven putative class actions pending in Massachusetts, in which the plaintiffs allege that the Company violated a state statute requiring individual price stickers to be affixed to certain items offered for retail sale. Plaintiffs seek equitable relief requiring Wal-Mart to affix individual prices to such items when they are placed for sale in Massachusetts, statutory damages of $25 for each transaction in Massachusetts since 1998, treble damages, and attorneys’ fees. The first suit was filed on November 26, 2002. Wal-Mart recently filed motions to dismiss the statutory damage claims as to the unnamed class members and a motion to stay discovery pending the outcome of other pending motions. Class certification has not been decided in any of these cases.

Note 8. Commitments

      We have guaranteed specific obligations of certain third party construction contractors in the amount of $110 million. In connection with debt financing of $500 million we entered into related interest rate swaps; should an unlikely event terminate these financing transactions and the related swaps we would be liable for a termination payment that at April 30, 2003, approximated $108 million. Additionally we have entered into agreements with third party companies that would require us to purchase specified transportation equipment for up to approximately $154 million in the unlikely termination of some or all of these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Wal-Mart is in the business of serving customers. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. We are able to obtain lower merchandise costs and pass them on to our customers through our negotiations with suppliers and by efficiently managing our distribution network. The key to our success is our ability to grow our base business. In the United States we grow our base business by aggressively building new stores and by increasing sales in our existing stores, including offering new kinds of goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores and through acquisitions. We intend to continue to expand both domestically and internationally.

      On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. ("McLane"), one of our wholly-owned subsidiaries, for $1.5 billion. On May 23, 2003, the transaction was completed and McLane was sold. Excluding any gain on the sale, the transaction will have a dilutive effect on our earnings of approximately $0.01 per share in fiscal 2004 and $0.02 per share in fiscal 2005.As a result of this sale, we have classified McLane as a discontinued operation in the discussions and comparisons of both the current fiscal year and prior fiscal year quarters ended April 30, as well as the fiscal year ended January 31, 2003.

      This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2003.

Results of Operations

      Our net sales increased by 9.7% in the first quarter of fiscal 2004 when compared to the same period in fiscal 2003. This net sales increase resulted from our domestic and international expansion programs and a domestic comparative store sales increase of 2.2% for the quarter ended April 30, 2003. We consider comparative stores sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since February 1st of the prior fiscal year. Stores that have been expanded or relocated during that period are not included in the calculation of comparative store sales. Comparative store sales are also referred to as "same-store" sales within the retail industry.

Page 9 of 20 (Form 10-Q)

      At April 30, 2003, we had 1,536 Wal-Mart stores, 1,309 Supercenters, 526 Sam’s Clubs and 51 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (23), Canada (213), Germany (92), Mexico (602), Puerto Rico (54), South Korea (15) and the United Kingdom (259) and under joint venture agreements in China (26). At April 30, 2002, we had 1,622 Wal-Mart stores, 1,113 Supercenters, 503 Sam’s Clubs and 31 Neighborhood Markets in the United States. Internationally, the Company operated units in Argentina (11), Brazil (22), Canada (196), Germany (95), Mexico (563), Puerto Rico (17), South Korea (11) and the United Kingdom (252) and under joint venture agreements in China (19).

      Our total gross profit, as a percentage of sales (our "gross margin") increased from 22.4% in the first quarter of fiscal 2003 to 22.6% during the first quarter of fiscal 2004. The improvement in gross margin resulted from reduced inventory shrinkage and improved merchandising which led to increased sales of items which carry higher margins. Inventory shrinkage is the reduction of inventory due to theft or adjustments. Additionally, the percentage of total sales generated by the Wal-Mart Stores and International segments increased relative to the Sam’s Club segment sales for the three-month period ended April 30, 2003, when compared to the same periods in the prior fiscal year. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the Sam’s Club segment, this change in sales mix increased the Company’s total gross margin.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 18.0% for the first quarter of fiscal 2004, up from 17.8% in the corresponding period in fiscal 2003. This increase was primarily due to expenses increasing at a rate greater than that at which sales increased, coupled with increases in operating expenses, principally in wages and advertising.

      Interest costs on debt and capital leases, net of interest income, as a percentage of sales decreased 0.1% for the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. This decrease resulted from lower average interest rates on our outstanding indebtedness and the positive impacts of our interest rate swap program. To better aid the reader in understanding our financial statements, we have begun classifying interest income in the interest expense section of the income statement. Both our U.S. and international operating units generate interest income; however, the largest contributor of interest income is our operation in Mexico. Interest income was up slightly when comparing the first quarter of fiscal 2004 to the first quarter of fiscal 2003.

      In the first quarter of fiscal 2004, we earned net income of $1.9 billion, a 14.1% increase over our net income in the first quarter of fiscal 2003. Our effective income tax rate for the first quarter of fiscal 2004 was 35.0% compared with an effective income tax rate of 35.5% for the first quarter of fiscal 2003.

Wal-Mart Stores Segment
Three-months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior year first quarter	Segment operating income as a percentage of segment sales
2003	$38,618	9.0%	$2,752	8.1%	7.1%
2002	35,418	15.2%	2,545	16.1%	7.2%

      The first quarter fiscal 2004 sales increase of the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion during the first quarter of fiscal 2004 consisted of the opening of 6 Wal-Mart Stores, 2 Neighborhood Markets and 51 Supercenters (including the conversion of 38 existing Wal-Mart Stores into Supercenters) and added 6,907,000 of additional store square footage. The comparative store sales increase for the segment was 2.1% for the first quarter of fiscal 2004. Segment sales as a percentage of our total net sales for the quarter ended April 30, 2003, decreased 0.4% from 68.5% in the quarter ended April 30, 2002.

Page 10 of 20 (Form 10-Q)

      The decrease in the Wal-Mart Stores segment’s operating income as a percentage of segment sales resulted primarily from an increase in operating expenses as a percentage of segment sales, that was itself partially offset by an increase in the segment’s gross margin. Operating expenses as a percentage of segment sales increased by 0.7% from the first quarter of fiscal year 2003. The majority of this increase was the result of increases in wages, health care and accident costs. Operating expenses were also affected by our adoption of EITF 02-16. Without the impact of EITF 02-16, operating expenses as a percentage of segment sales would have increased 0.6% from the prior year. Gross margin improved by 0.6% when compared to gross margin for the first quarter of the prior fiscal year. This improvement in gross margin resulted from customers purchasing an increased mix of higher margin items. Overall operating income without the EITF 02-16 impact would have increased from the prior year’s first quarter by 10.1%, and operating income as a percentage of segment sales would have increased 0.1% from prior year’s first quarter to 7.3% as a result of the factors discussed above.

Sam’s Clubs Segment

Three-months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income (decrease)from prior year first quarter	Segment operating income as a percentage of segment sales
2003	$7,822	7.2%	$204	(5.6%)	2.6%
2002	7,295	11.6%	216	(0.5%)	3.0%

      The Sam’s Clubs segment sales increase for the quarter ended April 30, 2003 resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the first quarter of fiscal year 2004 consisted of the opening of 1 new club and adding 215,000 of additional club square footage. For the segment, the comparative sales increase was 2.2% for the quarter ended April 30, 2003. Segment sales as a percentage of our total net sales decreased from 14.1% in the quarter ended April 30, 2002, to 13.8% for the quarter ended April 30, 2003. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted from the greater growth in the Wal-Mart Stores and International segments than that experienced by the Sam’s Clubs segment.

      The decrease in the segment’s operating income as a percentage of segment sales for the first quarter of fiscal year 2004 resulted from a decrease in gross margin. Gross margin decreased 0.3% when compared to gross margin in the prior year’s first quarter. The decrease in gross margin was driven primarily by the effect of the EITF 02-16 adoption. Without the EITF adoption, gross margin would have increased 0.2%. Other income, which consists mainly of club membership revenue, as a percentage of segment sales, increased by 0.1%. The increase in other income was offset by the 0.1% increase in operating expenses as a percentage of segment sales. Overall operating income without the impact of EITF 02-16 would have increased from the prior year’s first quarter by 11.1%, and operating income as a percentage of segment sales would have increased by 0.1% from the prior year’s first quarter to 3.1% as a result of the factors discussed above.

International Segment
Three-months ended April 30,	Segment sales (in millions)	Segment sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior year first quarter	Segment operating income as a percentage of segment sales
2003	$10,278	14.3%	$384	13.3%	3.7%
2002	8,992	17.8%	339	108.0%	3.8%

Page 11 of 20 (Form 10-Q)

      The International segment sales for the quarter ended April 30, 2003, when compared to the sales in the same period in fiscal 2003 increased as a result of continued expansion activities within the segment, comparative store sales increases and an expansion in the types of products and services offered. During the first quarter of fiscal year 2004, expansion in the International segment included the opening of 9 units, the closing of 2 units, and the net addition of 497,000 square feet in 5 countries. Our strongest comparative store sales increases were in the United Kingdom and Canada. International sales as a percentage of our total net sales increased from 17.4% in the quarter ended April 30, 2002, to 18.1% for the quarter ended April 30, 2003. This increase stemmed largely from the results of our international expansion program, and a $219 million positive impact of foreign currency rates on segment sales.

      International segment’s operating income decreased as a percent of segment’s sales from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 primarily as a result of the adoption of EITF 02-16. Without the EITF impact, operating income would have increased by 33.0% and operating income as a percentage of segment sales would have increased by 0.6% to 4.4% from the prior year’s first quarter.

Liquidity and Capital Resources

      Cash flows provided by operating activities in the first quarter of fiscal 2004 were $2.7 billion, compared with $2.2 billion for the comparable period in fiscal 2003. Operating cash flow increased for the first quarter of fiscal 2004, primarily due to a decrease of accounts receivable of $554 million compared to a decrease of $300 million in the first quarter of fiscal 2003, an increase of $951 million in accounts payable for that period compared with an increase of $616 million in accounts payable in the first quarter of fiscal 2003, offset by the addition of $1.5 billion in inventory in the first quarter of fiscal 2004 compared with an increase in inventory of $818 million in the comparable period in fiscal 2003.

      During the first three months of fiscal 2004, we paid dividends of $395 million, made $2.0 billion in capital expenditures, issued long-term debt totaling $3.0 billion, repaid $1.7 billion of commercial paper (net of commercial paper issued in that period) and re-purchased $816 million of the outstanding shares of our common stock.

      At April 30, 2003, we had total assets of $96.5 billion compared with total assets of $94.7 billion at January 31, 2003. Our working capital deficit at April 30, 2003, was $874 million, a change of $1.3 billion from the deficit of $2.1 billion at January 31, 2003. The ratio of our current assets to our current liabilities was 1.0 to 1.0, at April 30, 2003,0.9 to 1.0 at January 31, 2003, and 1.0 to 1.0 at April 30, 2002.

      In March 2003, we announced that we had increased the annual dividend on our common stock by 20% to $.36 per share. We have increased our dividend every year since our first declared dividend in March 1974.

      In February 2003, we sold $1.5 billion of our floating rate notes due 2005 which bear interest at a per annum rate of LIBOR minus 0.0425%. In April 2003, we sold $1.5 billion of 4.55% notes that will mature in calendar 2013.

      During June 2003, our Board of Directors restored the authorization level for our share repurchase program back to $5 billion. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases.

Page 12 of 20 (Form 10-Q)

      If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. As of April 30, 2003, we may issue $7 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At April 30, 2003 and January 31, 2003, the ratio of our debt to our total capitalization was 38.8% and 39.2%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2003 are similar to those disclosed in our Form 10-K for the year ended January 31, 2003. However, during the first quarter of fiscal 2004, we added a $1.5 billion notional floating interest to fixed interest rate swap in connection with our issuance of $1.5 billion of floating interest rate notes in February 2003. The fair value of the swap was ($9.3) million at April 30, 2003.

      The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 25 through 28 of the Annual Report to Shareholders for the year ended January 31, 2003, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2003, and which exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

      We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 7 to our financial statements, which is captioned: "Contingencies," and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and relief sought.

      Additionally, we provide the following information regarding selected significant cases brought against the Company:

WAGE AND HOUR "Off the Clock" CLASS ACTIONS: Albrecht v. Wal-Mart ("WM"), Superior Ct. of AZ, Maricopa County, 1/3/03; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct.

Page 13 of 20 (Form 10-Q)

of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. ("USDC"), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Carrillo v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 8/9/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/20/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 7/3/02; Jackson v. WM, USDC, Middle Dist. of AL, Northern Div., 2/24/03; James v. WM, Superior Ct., Middlesex County, MA, 8/31/01; Johnson v. WM, Multinomah County, OR, 2/10/03; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02

EXEMPT STATUS CASES: Bartlett v. Sam’s West, Superior Ct. of CA, Orange County, 10/11/02; Freeman v. WM, USDC, Western Dist., Fayetteville, AR, 8/26/02; Lewis v. WM, Superior Ct. of CA, Los Angeles County, 8/28/02; Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02

DUKES v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01

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

EEOC (SMITH) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01

ITEM PRICING LITIGATION: Herman v. WM, Middlesex Superior Ct., MA, 11/27/02; Downing v. WM, Superior Ct., MA, 11/26/02; Carmel v. WM, Middlesex Superior Ct., MA, 12/5/02; Sullivan v. WM, Middlesex Superior Ct., MA, 12/6/02; Cutlip v. WM, Superior Ct., MA, 12/5/02; Cameron v. WM, Middlesex Superior Ct., MA, 12/20/02; Tierney v. WM, Middlesex Superior Ct., MA, 12/24/02

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

Page 14 of 20 (Form 10-Q)

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

      The United States Environmental Protection Agency (EPA) has initiated an investigation involving the Company’s compliance with sections 608 and 609 of the Clean Air Act and regulations promulgated thereunder with regard to the sales of Class I and Class II refrigerant products. The statutes provide that the sales of these products are restricted to persons and/or entities which are properly licensed. The EPA asserts that, during the relevant time period, the Company made approximately 22 such sales to non-licensed persons and/or entities. The Company has an opportunity to settle these allegations without admitting any wrongdoing or violations of the statutes by paying a $400,000 civil penalty and entering into a Consent Decree with the EPA. When approved by the Court, the Consent Decree will require that the Company comply fully with the relevant Clean Air Act sections and regulations on a going forward basis.

Item 5. Other Information

      This Quarterly Report contains statements that Wal-Mart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows, future performance and the anticipation and expectations of Wal-Mart and its management as to future occurrences and trends. These forward-looking statements are subject to risks, uncertainties and other factors, in the United States and internationally, including, the cost of goods, the cost of electricity and other energy requirements, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, unemployment levels, interest rate fluctuations and other capital market conditions, and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2003, which was filed with the SEC on April 15, 2003; this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K, and together with all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. You are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. As a result of these matters, including changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from historical results or from anticipated results expressed or implied in these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits and Reports on Form 8-K

              (a)   The following document is filed as an exhibit to this Form 10-Q:

Exhibit 3(i) – Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

             Page 15 of 20 (Form 10-Q)

Exhibit 3(ii) - By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991

Exhibit 12 – Statement Re Computation of Fixed Charges.

Exhibit 99 - All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2003.

Exhibit 99.1 - Chief Executive Officer and Chief Financial Officer Section 906 Certifications

              (b)   Reports on Form 8-K.

Report on Form 8-K, filed February 18, 2003, with respect to the Company’s February 18, 2003, issuance of a news release regarding its results of operations for its fourth quarter and its fiscal year ended January 31, 2003.

Report on Form 8-K, filed February 19, 2003, with respect to the Company’s appointment, effective January 21, 2003, of Mr. Charles M. Holley as Senior Vice President and Controller of Wal-Mart Stores, Inc. In this position, he will be the principal accounting officer of the Company.

Report on Form 8-K/A, filed February 21, 2003, which was provided to correct certain information contained in a Current Report on Form 8-K filed on February 18, 2003 pursuant to which we furnished, and included as an exhibit, a news release that we made on that date. The above changes were reflected in a corrected news release that was furnished within.

Report on Form 8-K, filed February 24, 2003, with respect to the Company’s February 21, 2003, issuance of $1.5 billion of floating rate notes due 2005.

Report on Form 8-K, filed April 29, 2003, with respect to the Company’s April 29, 2003, issuance of $1.5 billion of 4.55% notes due 2013.

Page 16 of 20 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WAL-MART STORES, INC.

Date:  June 9, 2003                               /s/ H. Lee Scott
                                                      H. Lee Scott
                                                      President and
                                                      Chief Executive Officer

Date:  June 9, 2003                                /s/ Thomas M. Schoewe
                                                      Thomas M. Schoewe
                                                      Executive Vice President
                                                      and Chief Financial Officer

Page 17 of 20 (Form 10-Q)

CERTIFICATIONS

I, H. Lee Scott, Jr., certify that:

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 9, 2003	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Page 18 of 20 (Form 10-Q)

I, Thomas M. Schoewe, certify that:

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 9, 2003	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Page 19 of 20 (Form 10-Q)

Index to Exhibits

Exhibit Number	Description of Document

3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

12	Statement Re Computation of Ratios.

99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2003.

99.1	Chief Executive Officer and Chief Financial Officer Section 906 Certifications

     Page 20 of 20 (Form 10-Q)