Form 10-Q
period 2003-07-31
WAL MART STORES INC
filed 2003-09-10
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2003.
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

Common Stock, $.10 Par Value – 4,369,200,025 shares as of August 31, 2003.

Page 1 of 23 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	July 31, 2003 (Unaudited)	January 31, 2003 (* Note)
Cash and cash equivalents	$ 4,472	$ 2,736
Receivables	1,062	1,528
Inventories	25,684	24,329
Prepaid expenses and other	935	710
Current assets of discontinued operation	-	1,180
Total current assets	32,153	30,483

Property, plant and equipment, at cost	66,097	61,254
Less accumulated depreciation	14,792	13,084
Net property, plant and equipment	51,305	48,170

Property under capital leases	4,904	4,814
Less accumulated amortization	1,693	1,610
Net property under capital leases	3,211	3,204

Goodwill	9,573	9,389
Other assets and deferred charges	2,544	2,710

Other assets of discontinued operation	-	729

Total assets	$ 98,786	$94,685

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 1,600	$ 1,079
Accounts payable	17,484	17,080
Accrued liabilities	9,197	8,704
Accrued income taxes	752	748
Long-term debt due within one year	3,623	4,538
Obligations under capital leases due within one year	177	176
Current liabilities of discontinued operation	-	292
Total current liabilities	32,833	32,617

Long-term debt	17,227	16,596
Long-term obligations under capital leases	2,980	2,999
Deferred income taxes and other	1,771	1,637
Long-term liabilities of discontinued operation	-	13
Minority interest	1,381	1,362

Common stock and capital in excess of par value	2,492	2,394
Retained earnings	39,836	37,576
Other accumulated comprehensive income	266	(509)
Total shareholders' equity	42,594	39,461

Total liabilities and shareholders' equity	$98,786	$94,685

See accompanying notes to condensed consolidated financial statements.

*Note: The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended July 31, 2003 2002		Six Months Ended July 31, 2003 2002
Revenues:
Net sales	$ 62,637	$ 56,271	$ 119,354	$ 107,975
Other income – net	595	510	1,101	932
	63,232	56,781	120,455	108,907
Costs and expenses:
Cost of sales	48,298	43,516	92,216	83,652
Operating, selling, general and administrative expenses	11,142	9,914	21,360	19,114

Operating profit	3,792	3,351	6,879	6,141

Interest costs:
Debt	186	191	361	414
Capital leases	66	63	139	129
Interest income	(37)	(30)	(75)	(66)

Income from continuing operations before income taxes and minority interest	3,577	3,127	6,454	5,664
Provision for income taxes	1,253	1,092	2,259	1,992

Income from continuing operations before minority interest	2,324	2,035	4,195	3,672

Minority interest	(41)	(45)	(83)	(86)

Income from continuing operations after minority interest and income taxes	2,283	1,990	4,112	3,586

Income from discontinued operations	161	29	193	64

Net income	$ 2,444	$ 2,019	$ 4,305	$ 3,650

Net income per common share:

Basic net income per common share:
Net income per common share from continuing operations	$ 0.52	$ 0.45	$ 0.94	$ 0.81
Net income per common share from discontinued operations	$ 0.04	$ -	$ 0.04	$ 0.01
Basic net income per common share	$ 0.56	$ 0.45	$ 0.98	$ 0.82

Diluted net income per common share:
Net income per common share from continuing operations	$ 0.52	$ 0.45	$ 0.94	$ 0.81
Net income per common share from discontinued operations	$ 0.04	$ -	$ 0.04	$ 0.01
Diluted net income per common share	$ 0.56	$ 0.45	$ 0.98	$ 0.82

Average number of common shares - basic	4,378	4,438	4,382	4,445
Average number of common shares - diluted	4,388	4,452	4,392	4,460

Dividends per share	$ 0.090	$ 0.075	$ 0.180	$ 0.150

See accompanying notes to condensed consolidated financial statements.

Page 3 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Six Months Ended July 31, 2003 2002
Cash flows from operating activities:
Net income	$ 4,112	$ 3,586

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	1,569
Decrease in accounts receivable	320	102
Increase in inventories	(1,126)	(1,515)
Increase in accounts payable	856	1,229
Increase/(Decrease) in accrued liabilities	316	(49)
Other	(53)	85
Net cash provided by operating activities of continuing operations	6,267	5,007
Net cash provided by operating activities of discontinued operations	50	75
Net cash provided by operating activities	6,317	5,082

Cash flows from investing activities:
Payments for property, plant and equipment	(4,646)	(4,396)
Disposal of assets	241	133
Proceeds from sale of McLane	1,500	-
Other investing activities	125	137
Net cash used in investing activities of continuing operations	(2,780)	(4,126)
Net cash used in investing activities of discontinued operations	(176)	(78)
Net cash used in investing activities	(2,956)	(4,204)

Cash flows from financing activities:
Increase/ (Decrease) in commercial paper	(973)	713
Proceeds from issuance of long-term debt	3,127	1,526
Dividends paid	(788)	(666)
Payment of long-term debt	(1,361)	(649)
Purchase of Company stock	(1,447)	(1,672)
Other financing activities	(113)	(125)
Net cash used in financing activities	(1,555)	(873)

Effect of exchange rates on cash	(92)	122

Net Increase in cash and cash equivalents	1,714	127

Cash and cash equivalents at beginning of year	2,758	2,161

Cash and cash equivalents at end of quarter*	$ 4,472	$ 2,288

Supplemental disclosure of cash flow information:

Income taxes paid	$ 2,317	$ 2,216
Interest paid	517	552

*    Includes cash and cash equivalents of discontinued operations of $22 million and $25 million at January 31, 2003 and July 31, 2002, respectively.

See accompanying notes to condensed consolidated financial statements.

Page 4 of 23 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet as of July 31, 2003, and the related condensed consolidated statements of income for the three and six-month periods ended July 31, 2003, and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 2003, and 2002, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

      On May 23, 2003, the Company completed the sale of McLane Company, Inc. ("McLane"). In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of McLane as a discontinued operation.

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options and restricted stock grants (a weighted average of approximately 10 million and 16 million shares for the six-month periods ended July 31, 2003, and 2002, respectively).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment; cost LIFO for the Sam’s Club segment; and other cost methods, including the retail first-in, first-out (FIFO) and average cost method, for the International segment. Inventories were not in excess of market value on the balance sheet dates. If the FIFO method of accounting had been used in the United States by the Company, inventories would have been $66 million and $64 million higher than reported at July 31, 2003, and January 31, 2003, respectively.

NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States as well as Wal-Mart.com results. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom.

Page 5 of 23 (Form 10-Q)

Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31, 2003 2002		Six Months Ended July 31, 2003 2002

Wal-Mart Stores	$ 42,570	$ 38,641	$ 81,187	$ 74,058
Sam's Club	8,553	7,939	16,375	15,234
International	11,514	9,691	21,792	18,683

Total Net Sales	$ 62,637	$ 56,271	$ 119,354	$ 107,975

      Operating profit and reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended July 31, 2003 2002		Six Months Ended July 31, 2003 2002

Wal-Mart Stores	$ 3,317	$ 3,036	$ 6,069	$ 5,581
Sam's Club	309	274	513	490
International	561	472	945	811
Other	(395)	(431)	(648)	(741)

Operating profit	$ 3,792	$ 3,351	$ 6,879	$ 6,141

Interest expense	215	224	425	477

Income from continuing operations before income taxes and minority interest	$ 3,577	$ 3,127	$ 6,454	$ 5,664

      Operating losses in the "Other" category are the result of expenses recorded at the corporate level and not attributable to any particular operating segment.

      Interest income for the three-month and six-month periods ended July 31, 2002, has been reclassified with interest expense to conform to current year presentation.

      Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	July 31, 2003	January 31, 2003

International	$9,268	$8,985
Sam’s Club	305	305
Other	-	99

Total Goodwill	$9,573	$9,389

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations. Changes in other category goodwill resulted from the sale of McLane.

      As of July 31, 2003, after consideration of stock options and debt securities that are convertible to common stock, the Company owned approximately 33% of Seiyu, Ltd. ("Seiyu") with warrants to purchase up to 66.7% of that company. Seiyu operates over 400 stores located throughout Japan. The Company’s share of Seiyu’s results of operations, which were not material, are included in the Company results. On August 30, 2003, Seiyu issued 35 million shares of stock to a group of investors including Wal-Mart. In this transaction Wal-Mart acquired 20.2 million shares of Seiyu for 4.460 billion yen ($37.9 million at an exchange rate of 117.83 yen per dollar) which increased the Company’s ownership interest in Seiyu to approximately 36%.

Page 6 of 23 (Form 10-Q)

NOTE 5. Comprehensive Income

      Comprehensive income is net income plus currency translation and hedge accounting adjustments that are recorded directly to shareholders’ equity.

      Comprehensive income was $3.3 billion and $2.7 billion for the quarters ended July 31, 2003, and 2002, respectively, and was $5.1 billion and $4.2 billion for the six months ended July 31, 2003 and 2002, respectively.

NOTE 6. New Accounting Pronouncements

      On February 1, 2003, the Company adopted the standards of the Financial Accounting Standards Board Statement No. 143, Asset Retirement Obligations ("FAS 143"). FAS 143 requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The adoption of this standard did not have a material impact on the Company’s results of operations for the three months and six months ended July 31, 2003, respectively.

      On February 1, 2003, the Company adopted the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123, Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. The Company has chosen to retroactively restate its results of operations for the accounting change. Following the provisions of FAS 123, the three months ended July 31, 2003, and 2002, include $46 million and $33 million, respectively, of pretax stock option expense, and the six months ended July 31, 2003, and 2002, include $83 million and $66 million, respectively, of pretax stock option expense, which is approximately $0.01 per share in each period.

      On February 1, 2003, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor ("EITF 02-16"). The consensus reached by the EITF addressed the accounting for "Cash Consideration" (which includes slotting fees, cooperative advertising payments, etc). The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.

      As a result of adopting EITF 02-16, the Company recognized in the first quarter of fiscal year 2004 an adjustment of $101 million after taxes or $0.02 per share. The subsequent effect of the adoption of EITF 02-16 was not significant in the second quarter.

Note 7. Contingencies

      The Company is involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. The lawsuits discussed below, if decided adversely to or settled by the Company, may result in liability material to the Company’s financial condition and consolidated financial statements. The Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s Shareholders.

Page 7 of 23 (Form 10-Q)

      The Company is a defendant in numerous cases containing class action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act, under corresponding state statutes, or for breach of contract. The plaintiffs in these lawsuits are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has been decided in seven cases. In Texas, Ohio, Louisiana, and Michigan, the trial or appellate courts have denied class certification. In Oregon, a federal court has denied statewide certification as to state contract claims but allowed a limited class of opt-in plaintiffs to proceed with Fair Labor Standards Act and state statutory claims. A state-wide class was certified in Colorado, but the Order was vacated after settlement. A state-wide class was certified in Indiana and the ruling has been appealed. Class certification claims are yet to be addressed in thirty-seven cases. In addition, the California Department of Labor Standards Enforcement has initiated an investigation of Wal-Mart and Sam’s CLUB for alleged failures to comply with California Wage and Hour laws.

      The Company is currently a defendant in a putative class action brought on behalf of assistant store managers who challenge their exempt status under the Fair Labor Standards Act. The case is pending in federal court in Michigan. No determination has been made as to class certification.

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

      The Company is a defendant in five putative class action lawsuits, three of which are pending in Texas, one in New Hampshire, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance (COLI) policies lacked an insurable interest in the lives of the employees who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs assert other causes of action, and seek punitive damages. In August 2002, the court in the first-filed Texas lawsuit denied the Company’s motion for summary judgment and granted partial summary judgment in favor of the plaintiffs on certain issues. The Texas litigation has been stayed while the Fifth Circuit Court of Appeals reviews these rulings. Class certification has not been decided in any of these cases. In the Oklahoma litigation, the plaintiffs are seeking certification of a 12-state class and discovery is ongoing. The proceedings in New Hampshire have been stayed pending the court’s ruling on the defendants’ motions to dismiss, which were argued in April.

      The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The lawsuit was certified by the court as a class action on August 23, 2002. The Company has filed a motion asking the court to reconsider this ruling. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001 to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest, and attorneys’ fees. The complaint alleges that the Company’s Health Plan violates Title VII’s prohibition against gender discrimination in that the Health Plan’s Reproductive Systems provision does not provide coverage for prescription contraceptives.

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

      The Company is a defendant in seven putative class actions pending in Massachusetts, in which the plaintiffs allege that the Company violated a state regulation requiring individual price stickers to be affixed to certain items offered for retail sale. Plaintiffs seek equitable relief requiring Wal-Mart to affix individual prices to such items when they are placed for sale in Massachusetts, statutory damages of $25 for each violation in Massachusetts since 1998, treble damages, and attorneys’ fees. The first suit was filed on November 26, 2002. Wal-Mart has filed motions to dismiss the statutory damage claims as to the unnamed class members and a motion to stay discovery pending the outcome of other pending motions. Class certification has not been decided in any of these cases. The court recently entered an Order staying all proceedings in the cases until October 10 2003, while the parties participate in mediation.

Note 8. Commitments

      The Company has guaranteed specific obligations of certain third-party construction contractors in the amount of $110 million. In connection with debt financing of $500 million, the Company entered into related interest rate swaps; should an unlikely event occur that terminates these financing transactions and the related swaps, we would be liable for a termination payment that at July 31, 2003, approximated $81 million. Additionally, the Company has entered into agreements with third-party companies that would require us to purchase specified transportation equipment for up to approximately $149 million in the unlikely event that some or all of these agreements are terminated.

Note 9. Discontinued Operations

      On May 23, 2003, the Company completed the sale of McLane. The Company received $1.5 billion in cash for the sale. In accordance with the provisions related to discontinued operations specified within FAS 144, the accompanying consolidated financial statements and notes reflect the gain on the sale and the operations of McLane as a discontinued operation.

      Following is summarized financial information for McLane operations (in millions):
	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Income from discontinued operations	$ 16	$ 46	$ 67	$ 102
Income tax expense	6	17	25	38
Net operating income from discontinued operations	$ 10	$ 29	$ 42	$ 64
Gain on sale of McLane net of $147 income tax expense	151	-	151	-
Income from discontinued operations, net of tax	$ 161	$ 29	$ 193	$ 64

      The effective tax rate on the gain on the sale of McLane was 49% as a result of the non-deductibility of $99 million of goodwill that was recorded on the Company’s balance sheet at the time of the original McLane acquisition.

Page 9 of 23 (Form 10-Q)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Wal-Mart Stores, Inc. ("Wal-Mart" or the "Company") is in the business of serving customers. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. Through our negotiations with suppliers and by efficiently managing our distribution network we are able to obtain lower merchandise costs and pass them on to our customers. The key to our success is our ability to grow our base business. In the United States we grow our base business by aggressively building new stores and by increasing sales in our existing stores, including offering new kinds of goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores and through acquisitions. We intend to continue to expand both domestically and internationally.

      On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. ("McLane"), one of our wholly-owned subsidiaries, for $1.5 billion. McLane was sold on May 23, 2003. We anticipate that, excluding any gain on the sale, the transaction will have a dilutive effect on our earnings of approximately $0.01 per share in fiscal 2004 and $0.02 per share in fiscal 2005. As a result of this sale, we have classified McLane as a discontinued operation in the discussions and comparisons of both the current fiscal year and prior fiscal year quarters ended July 31, as well as the fiscal year ended January 31, 2003.

      This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2003, and with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

      Our net sales increased by 11.3% and 10.5% for the quarter and six months ended July 31, 2003, respectively, when compared to the same periods in fiscal 2003. These net sales increases resulted from our domestic and international expansion programs and domestic comparative store sales increases of 3.2% and 2.7% for the quarter and six months ended July 31, 2003, respectively. We consider comparative stores sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since February 1st of the prior fiscal year. Stores that have been expanded or relocated during that period are not included in the calculation of comparative store sales. Comparative store sales are also referred to as "same-store" sales within the retail industry.

      At July 31, 2003, we had 1,508 Wal-Mart stores, 1,356 Supercenters, 528 Sam’s Clubs and 53 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (24), Canada (213), Germany (92), Mexico (610), Puerto Rico (52), South Korea (15), the United Kingdom (260) and under joint venture agreements in China (28). At July 31, 2002, we had 1,611 Wal-Mart stores, 1,156 Supercenters, 512 Sam’s Clubs and 34 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (22), Canada (196), Germany (96), Mexico (575), Puerto Rico (18), South Korea (12), the United Kingdom (255) and under joint venture agreements in China (20).

Page 10 of 23 (Form 10-Q)

      Our total gross profit as a percentage of sales (our "gross margin") increased from 22.7% in the second quarter of fiscal 2003 to 22.9% during the second quarter of fiscal 2004. For the six-month period ended July 31, 2003, gross margin was 22.7%, up from 22.5% in the same period in fiscal 2003. The improvement in gross margin occurred despite pressures from increased markdowns taken. Additionally, the percentage of total sales generated by the International segment increased relative to the Sam’s Club segment sales for both the three-month and six-month periods ended July 31, 2003, when compared to the same periods in the prior fiscal year. Because the International segment sales yield higher gross margins than does the Sam’s Club segment, this change in sales mix favorably impacted the Company’s total gross margin.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 17.8% and 17.9% for the second quarter and first six months of fiscal 2004, up from 17.6% and 17.7% in the corresponding periods in fiscal 2003, respectively. These increases were primarily due to expenses increasing at a rate greater than that at which sales increased as a result of increases in operating expenses, principally in wages and insurance.

      Interest costs on debt and capital leases, net of interest income, as a percentage of sales decreased 0.1% for both the second quarter and first six months of fiscal 2004 when compared to the same periods in fiscal 2003. These decreases resulted from lower average interest rates on our outstanding indebtedness and the positive impacts of our interest rate swap program. To better aid the reader in understanding our financial statements, we have begun classifying interest income in the interest expense section of the income statement. Both our U.S. and international operating units generate interest income; however, the largest contributors of interest income are our operations in Mexico and in the United Kingdom. Interest income as a percentage of segment sales remained unchanged for both the second quarter and first six months of fiscal 2004 when compared to the same periods in fiscal 2003.

      As a result of the foregoing factors and the $151 million net gain realized from the sale of McLane, our net income increased by 21.1% and 17.9% for the quarter and six months ended July 31, 2003, respectively, when compared to our net income for the same periods in fiscal 2003. Our effective income tax rate for the second quarter of fiscal 2004 and fiscal 2003 was 35.0%.

Wal-Mart Stores Segment

Three months ended July 31, 2003

      The following table gives selected financial information for the three months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2004	$42,570	10.2%	$3,317	9.3%	7.8%
2003	$38,641	14.1%	$3,036	17.2%	7.9%

      The second quarter fiscal 2004 sales increase of the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion during the second quarter of fiscal 2004 consisted of the opening of 5 Wal-Mart Stores, 2 Neighborhood Markets and 47 Supercenters (including the conversion of 33 existing Wal-Mart Stores into Supercenters) and added 6,846,000 of additional store square footage. The comparative store sales increase for the segment was 3.1% for the second quarter of fiscal 2004. Segment sales as a percentage of our total net sales for the quarter ended July 31, 2003, decreased 0.7% from 68.7% in the quarter ended July 31, 2002. This decrease resulted from the greater growth of our International segment’s net sales as a percentage of our total net sales than that experienced by the Wal-Mart segment.

Page 11 of 23 (Form 10-Q)

      The decrease in Wal-Mart Stores segment’s operating income as a percentage of segment sales resulted primarily from an increase in the segment’s operating expenses as a percentage of segment sales that was partially offset by a slight improvement in the segment’s gross margin. Operating expenses increased as the result of increases in wages, health care insurance and accident insurance costs. The slight improvement in gross margin occurred despite an increase in markdowns taken in the quarter.

Six months ended July 31, 2003

      The following table gives selected financial information for the six months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase/ from prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2004	$81,187	9.6%	$6,069	8.7%	7.5%
2003	$74,058	14.6%	$5,581	16.7%	7.5%

      The sales increase for the first six months of fiscal 2004 resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. Expansion during the first six months of fiscal 2004 consisted of the opening of 11 Wal-Mart Stores, 4 Neighborhood Markets and 98 Supercenters (including the conversion of 71 existing Wal-Mart Stores into Supercenters) and added 13,968,000 of additional store square footage. The comparative store sales increase for the segment was 2.7% for the first six months of fiscal 2004. Segment sales as a percentage of our total net sales for the six months ended July 31, 2003, decreased by 0.6% from 68.6% in the six months ended July 31, 2002.

      Wal-Mart Stores segment’s operating income as a percentage of segment sales in this period remained unchanged from the previous year. This resulted from an increase in operating expenses as a percentage of segment sales, that was offset by an improvement in the segment’s gross margin. Operating expenses as a percentage of segment sales increased from the first six months of fiscal year 2003 as the result of increases in wages, health care insurance and accident insurance costs.

Sam’s Clubs Segment

Three months ended July 31, 2003

      The following table gives selected financial information for the three months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2004	$8,553	7.7%	$309	12.8%	3.6%
2003	$7,939	9.2%	$274	3.0%	3.5%

      The Sam’s Clubs segment sales increase for the quarter ended July 31, 2003, resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the second quarter of fiscal year 2004 consisted of the opening of 2 new clubs and adding 290,000 of additional club square footage. For the segment, the comparative sales increase was 3.6% for the quarter ended July 31, 2003. Segment sales as a percentage of our total net sales decreased from 14.1% in the quarter ended July 31, 2002, to 13.7% for the quarter ended July 31, 2003. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales largely resulted from the greater growth in the International segment than that experienced by the Sam’s Clubs segment.

Page 12 of 23 (Form 10-Q)

      The increase in the segment’s operating income as a percentage of segment sales for the second quarter of fiscal year 2004 resulted from an increase in the segment’s gross margin, which was the result of improvements in inventory shrinkage combined with an improved mix of higher margin sales items. Inventory shrinkage is the reduction of inventory due to theft or adjustments. The improvement in gross margin was offset by increased operating expenses. Other income, which consists mainly of club membership revenue, as a percentage of segment sales increased slightly.

Six months ended July 31, 2003

      The following table gives selected financial information for the six months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2004	$16,375	7.5%	$513	4.7%	3.1%
2003	$15,234	10.4%	$490	1.4%	3.2%

      The Sam’s Clubs segment sales increase for the six months ended July 31, 2003, resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the first six months of fiscal year 2004 consisted of the opening of 3 new clubs and adding 504,000 of additional club square footage. For the segment, the comparative sales increase was 3.0% for the six months ended July 31, 2003. Segment sales as a percentage of our total net sales decreased from 14.1% in the six months ended July 31, 2002, to 13.7% for the six months ended July 31, 2003. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted largely from the greater growth in the International segment than that experienced by the Sam’s Clubs segment.

      The decrease in the segment’s operating income as a percentage of segment sales for the first six months of fiscal year 2004 resulted from a decrease in gross margin. The reduction in gross margin was driven primarily by the effect of the EITF 02-16 adoption in the first quarter. Other income, which consists mainly of club membership revenue, as a percentage of segment sales, increased slightly in the first six months of fiscal 2004 when compared to the prior year. The increase in other income was offset by the increase in operating expenses as a percentage of segment sales.

International Segment

Three months ended July 31, 2003

      The following table gives selected financial information for the three months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Operating income as a percentage of segment sales

2004	$11,514	18.8%	$561	18.9%	4.9%
2003	$9,691	15.9%	$472	79.5%	4.9%

Page 13 of 23 (Form 10-Q)

      The International segment sales for the quarter ended July 31, 2003, when compared to the sales in the same period in fiscal 2003, increased as a result of continued expansion activities within the segment, comparative store sales increases and an expansion in the types of products and services offered. During the second quarter of fiscal year 2004, expansion in the International segment included the opening of 12 units, the closing of 2 units, and the net addition of 1,260,000 square feet in 5 countries. Our strongest comparative store sales increases were in the United Kingdom, Mexico and Canada. International sales as a percentage of our total net sales increased from 17.2% in the quarter ended July 31, 2002, to 18.4% for the quarter ended July 31, 2003. This increase stemmed largely from the results of our international expansion program and a $578 million positive impact of foreign currency rates on segment sales.

      International segment’s operating income remained unchanged as a percent of the segment’s sales from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. The three-month period included some one-time charges, including a charge to write off intangible pharmacy licenses in the UK due to legislative changes and a charge for Value Added ("VAT") Taxes which were incurred in our Mexico operation.  These VAT taxes related to Sam's Club sales in prior periods which were initially recorded as exports and were subsequently determined to have been improperly sold domestically.   After review, we discontinued the Sam's Club export operations, which were not significant to the International segment.   Without these impacts, operating income would have increased by 30.5% from the prior year’s second quarter.

Six months ended July 31, 2003

      The following table gives selected financial information for the six months ended July 31, 2003 and 2002:
Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year first six months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first six months	Operating income as a percentage of segment sales

2004	$21,792	16.6%	$945	16.5%	4.3%
2003	$18,683	16.8%	$811	90.4%	4.3%

      The International segment sales for the six months ended July 31, 2003, when compared to the sales in the same period in fiscal 2003, increased as a result of continued expansion activities within the segment, comparative store sales increases and an expansion in the types of products and services offered. During the first six months of fiscal year 2004, expansion in the International segment included the opening of 21 units, the closing of 4 units, and the net addition of 1,756,000 square feet in 5 countries. Our strongest comparative store sales increases were in the United Kingdom, Mexico and Canada. International sales as a percentage of our total net sales increased from 17.3% in the six months ended July 31, 2002, to 18.3% for the six months ended July 31, 2003. This increase stemmed largely from the results of our international expansion program, and a $796 million positive impact of foreign currency rates on segment sales.

      International segment’s operating income as a percent of the segment’s sales remained unchanged from the first six months of fiscal 2003 to the first six months of fiscal 2004 primarily as a result of the second quarter write-off of the intangible pharmacy licenses in the United Kingdom, the second quarter Mexico Sam's Club VAT charges discussed previously, and the adoption of EITF 02-16 in the first quarter. Without the these impacts, operating income would have increased by 33.3% from the prior year’s first six months rather than by 16.5% as noted above.

Liquidity and Capital Resources

      Cash flows provided by operating activities in the first six months of fiscal 2004 were $6.3 billion, compared with $5.1 billion for the comparable period in fiscal 2003. Operating cash flow increased for the first six months of fiscal 2004, compared with that for the comparable period in fiscal 2003, primarily due to a decrease of accounts receivable of $320 million compared to a decrease of $102 million in the same period of fiscal 2003, an increase of $316 million in accrued liabilities for that period compared with a decrease of $49 million in accrued liabilities in the first six months of fiscal 2003, offset by the addition of $1.1 billion in inventory in the six months ended July 31, 2003, compared with an increase in inventory of $1.5 billion in the comparable period in fiscal 2003.

Page 14 of 23 (From 10-Q)

      During the first six months of fiscal 2004, we paid dividends of $788 million, made $4.6 billion in capital expenditures, issued long-term debt totaling $3.1 billion, repaid $1.4 billion of commercial paper (net of commercial paper issued in that period) and re-purchased $1.4 billion of the outstanding shares of our common stock. In addition, we received cash of $1.5 billion in May 2003, from the sale of McLane.

      At July 31, 2003, we had total assets of $98.8 billion compared with total assets of $94.7 billion at January 31, 2003. Our working capital deficit at July 31, 2003, was $680 million, a change of $1.5 billion from the deficit of $2.1 billion at January 31, 2003. The ratio of our current assets to our current liabilities was 1.0 to 1.0, at July 31, 2003, 0.9 to 1.0 at January 31, 2003, and 1.0 to 1.0 at July 31, 2002.

      In March 2003, we announced that we had increased the annual dividend on our common stock by 20% to $0.36 per share. We have increased our dividend every year since our first declared dividend in March 1974.

      In February 2003, we sold $1.5 billion of our floating rate notes due 2005 which bear interest at a per annum rate of LIBOR minus 0.0425%. In April 2003, we sold $1.5 billion of our 4.55% notes that will mature in calendar 2013.

      During June 2003, our Board of Directors restored the authorization level for our share repurchase program to $5 billion. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases.

      If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. As of July 31, 2003, we have the ability to issue $7 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At July 31, 2003, and January 31, 2003, the ratio of our debt to our total capitalization was 37.5% and 39.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our market risks at July 31, 2003, are similar to those disclosed in our Form 10-K for the year ended January 31, 2003. However, during the first six months of fiscal 2004, we added a $1.5 billion notional floating interest to fixed interest rate swap in connection with our issuance of $1.5 billion of floating interest rate notes in February 2003. The fair value of the swap was ($11.0 million) at July 31, 2003, with the fair value of our total portfolio being $707.8 million.

      The information concerning market risk under the sub-caption "Market Risk" of the caption "Management’s Discussion and Analysis" on pages 25 through 28 of the Annual Report to Shareholders for the year ended January 31, 2003, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2003, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Page 15 of 23 (Form 10-Q)

Item 4. Controls and Procedures.

      The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of Wal-Mart’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"))("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

      There has been no change in the Company’s Internal Controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s control system.  However, management has evaluated and modified and expects to continue to evaluate and modify our Internal Controls with a view to reasonably assuring that there are no significant deficiencies or material weaknesses in their design or operation, and in particular to address any irregularities that may have contributed to any liabilitites or potential liabilities.  In connection with this evaluation, management has considered matters described in "Note 7. Contingencies" in "Item 1. Financial Statements," of Part I of this Quarterly Report and in "Item 1. Legal Proceedings" of this Part II, as well as in connection with matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 7 to our financial statements, which is captioned: "Contingencies," and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and the relief sought. We provide the following additional information concerning those legal proceedings:

WAGE AND HOUR "Off the Clock" CLASS ACTIONS: Albrecht v. Wal-Mart ("WM"), Superior Ct. of AZ, Maricopa County, 1/3/03; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. ("USDC"), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Carrillo v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, USDC, Middle Dist. of AL, Northern Div., 2/24/03; James v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Johnson v. WM, Multinomah County, OR, 2/10/03; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County,

Page 16 of 23 (Form 10-Q)

OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02

EXEMPT STATUS CASE: Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02

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

EEOC (SMITH) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01

ITEM PRICING LITIGATION: Herman v. WM, 11/27/02; Downing v. WM, 11/26/02; Carmel v. WM, 12/5/02; Sullivan v. WM, 12/6/02; Cutlip v. WM, 12/5/02; Cameron v. WM, 12/20/02; Tierney v. WM, 12/24/02; all pending in the Middlesex Superior Ct., MA

ENVIRONMENTAL MATTERS: Item 103 of the Securities and Exchange Commissions Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

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

      The United States Environmental Protection Agency (EPA) has alleged that the Company and some of its construction contractors have violated the EPA's stormwater regulations on specific sites primarily in Colorado and Utah, but also in other parts of the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by the national consent decree entered into between the Company and the EPA in August, 2001. Serving the Notice of Dispute initiates an informal dispute resolution process in accordance with the terms of the consent decree. The Company also filed a copy of the Notice with the United States District Court for the Western District of Arkansas.

      The United States Environmental Protection Agency (EPA) has initiated an investigation involving the Company’s compliance with sections 608 and 609 of the Clean Air Act and regulations promulgated thereunder with regard to the sales of Class I and Class II refrigerant products. The statutes provide that the sales of these products are restricted to persons and/or entities which are properly licensed. The EPA asserts that, during the relevant time period, the Company made approximately 20 such sales to non-licensed persons and/or entities. The Company has an opportunity to settle these allegations without admitting any wrongdoing or violations of the statutes by paying a $400,000 civil penalty and entering into a Consent Decree with the EPA. When approved by the Court, the Consent Decree will require that the Company comply fully with the relevant Clean Air Act sections and regulations on a going forward basis.

Page 17 of 23 (Form 10-Q)

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Shareholders’ Meeting was held on June 6, 2003, in Fayetteville, Arkansas.

Election of Directors

      At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 15, 2003. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes

James Breyer	3,901,835,184	41,549,064	0	0
M. Michele Burns	3,901,390,945	41,993,303	0	0
Thomas M. Coughlin	3,901,154,810	42,229,438	0	0
Stanley C. Gault	3,878,626,035	64,758,213	0	0
David D. Glass	3,901,522,091	41,832,157	0	0
Roland A. Hernandez	3,879,677,382	63,706,866	0	0
Dawn G. Lepore	3,901,628,264	41,755,984	0	0
J. Paul Reason	3,879,284,623	64,099,625	0	0
H. Lee Scott, Jr.	3,901,364,036	42,020,212	0	0
Jack C. Shewmaker	3,900,903,693	42,480,555	0	0
Jose H. Villarreal	3,901,755,607	41,628,641	0	0
John T. Walton	3,879,464,972	63,919,276	0	0
S. Robson Walton	3,880,039,605	63,344,643	0	0

Company Proposals

      The shareholders voted upon and approved Wal-Mart’s Management Incentive Plan, as amended. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

3,828,186,655	82,295,388	32,902,205	0

      The shareholders also voted upon and approved the ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

3,795,244,947	117,803,389	30,335,912	0

Shareholder Proposals

      The shareholders voted upon and rejected a shareholder proposal regarding Board independence. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

806,049,237	2,698,314,941	36,401,618	402,618,452

      The shareholders also voted upon and rejected a shareholder proposal regarding auditor independence. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

230,094,825	3,271,982,966	38,688,005	402,618,452

Page 18 of 22 (Form 10-Q)

      The shareholders then voted upon and rejected a shareholder proposal regarding indexed stock options. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

227,092,010	3,272,171,455	41,502,331	402,618,452

      The shareholders voted upon and rejected a shareholder proposal regarding genetically engineered food products. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

116,074,213	3,236,788,139	187,903,444	402,618,452

      The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of an equal employment opportunity report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

433,409,633	2,913,309,124	194,047,039	402,618,452

      The shareholders then voted upon and rejected a shareholder proposal regarding international labor organization standards. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

147,085,161	3,171,388,231	222,292,404	402,618,452

      Last, the shareholders voted upon and rejected a shareholder proposal regarding shareholder approval of participation in the Officer Deferred Compensation Plan. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

746,716,825	2,755,054,506	38,994,465	402,618,452

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

Page 19 of 23 (Form 10-Q)

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

Page 20 of 23 (Form 10-Q)

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following document is filed as an exhibit to this Form 10-

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

Exhibit 31.1 – Chief Executive Officer Section 302 Certification

Exhibit 31.2 – Chief Financial Officer Section 302 Certification

Exhibit 32.1 – Chief Executive Officer Section 906 Certification

Exhibit 32.2 – Chief Executive Officer Section 906 Certification

Exhibit 99 - All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2003.

    (b)   Reports on Form 8-K.

Report on Form 8-K, furnished May 7, 2003, to furnish the Company’s May 8, 2003, press release regarding its results of operations for its fiscal quarter ended April 30, 2003.

Report on Form 8-K, furnished May 13, 2003, to furnish the Company’s May 13, 2003, press release regarding its results of operations for its fiscal quarter ended April 30, 2003, and its consolidated statements of income for the quarters ended April 30, 2002, and 2003, condensed consolidated balance sheets as of April 30, 2002, and 2003, and condensed consolidated statements of cash flows for the three months ended April 30, 2002, and 2003.

Page 21 of 23 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WAL-MART STORES, INC.

Date:  September 10, 2003                      /s/ H. Lee Scott, Jr.
                                                  H. Lee Scott, Jr.
                                                  President and
                                                  Chief Executive Officer

Date:  September 10, 2003                      /s/ Thomas M. Schoewe
                                                  Thomas M. Schoewe
                                                  Executive Vice President
                                                  and Chief Financial Officer

Page 22 of 23 (Form 10-Q)

Index to Exhibits

Exhibit
Number                  Description of Document

3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

12	Statement Re Computation of Ratios.

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Chief Executive Officer Section 906 Certification.

32.2	Chief Financial Officer Section 906 Certification.

99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2003.

Page 23 of 23 (Form 10-Q)