Form 10-Q
period 2003-10-31
WAL MART STORES INC
filed 2003-12-11
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2003.
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

Common Stock, $.10 Par Value – 4,327,781,117 shares as of November 30, 2003.

Page 1 of 22 (Form 10-Q)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions)
ASSETS	October 31, 2003 (Unaudited)	January 31, 2003 (* Note)
Cash and cash equivalents	$ 3,312	$ 2,737
Receivables	1,111	1,568
Inventories	31,286	24,329
Prepaid expenses and other	1,081	828
Current assets of discontinued operation	-	1,180
Total current assets	36,790	30,642

Property, plant and equipment, at cost	68,480	61,254
Less accumulated depreciation	15,523	13,084
Net property, plant and equipment	52,957	48,170

Property under capital leases	4,967	4,814
Less accumulated amortization	1,722	1,610
Net property under capital leases	3,245	3,204

Goodwill	9,446	9,389
Other assets and deferred charges	2,383	2,592

Other assets of discontinued operation	-	729

Total assets	$ 104,821	$ 94,726

LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper	$ 4,709	$ 1,079
Accounts payable	20,585	16,713
Accrued liabilities	10,158	9,066
Accrued income taxes	679	748
Long-term debt due within one year	2,913	4,538
Obligations under capital leases due within one year	181	176
Current liabilities of discontinued operation	-	292
Total current liabilities	39,225	32,612

Long-term debt	16,951	16,596
Long-term obligations under capital leases	2,997	2,999
Deferred income taxes and other	2,054	1,683
Long-term liabilities of discontinued operation	-	13
Minority interest	1,422	1,362

Common stock and capital in excess of par value	2,514	2,394
Retained earnings	39,750	37,576
Other accumulated comprehensive income	(92)	(509)
Total shareholders' equity	42,172	39,461

Total liabilities and shareholders' equity	$104,821	$ 94,726

See accompanying notes to condensed consolidated financial statements.

*Note: The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, and condensed.

Page 2 of 22 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in millions except per share data)
	Three Months Ended October 31, 2003 2002		Nine Months Ended October 31, 2003 2002
Revenues:
Net sales	$ 62,480	$ 55,241	$181,835	$163,216
Other income – net	555	524	1,656	1,456
	63,035	55,765	183,491	164,672
Costs and expenses:
Cost of sales	48,292	42,646	140,508	126,298
Operating, selling, general and administrative expenses	11,344	10,071	32,704	29,186

Operating income	3,399	3,048	10,279	9,188

Interest costs:
Debt	178	203	539	617
Capital leases	64	61	202	189
Interest income	(36)	(34)	(110)	(100)

Income from continuing operations before Income taxes and minority interest	3,193	2,818	9,648	8,482
Provision for income taxes	1,117	995	3,377	2,988

Income from continuing operations before minority interest	2,076	1,823	6,271	5,494

Minority interest	(48)	(43)	(131)	(129)

Income from continuing operations after minority interest and income taxes	2,028	1,780	6,140	5,365

Income from discontinued operations	-	17	193	82

Net income	$ 2,028	$ 1,797	$ 6,333	$ 5,447

Net income per common share:

Basic net income per common share:
Net income per common share from continuing operations	$ 0.46	$ 0.40	$ 1.40	$ 1.21
Net income per common share from discontinued operations	-	$ 0.01	$ 0.05	$ 0.02
Basic net income per common share	$ 0.46	$ 0.41	$ 1.45	$ 1.23

Diluted net income per common share:
Net income per common share from continuing operations	$ 0.46	$ 0.40	$ 1.40	$ 1.20
Net income per common share from discontinued operations	-	$ 0.01	$ 0.04	$ 0.02
Diluted net income per common share	$ 0.46	$ 0.41	$ 1.44	$ 1.22

Average number of common shares - basic	4,362	4,421	4,375	4,437
Average number of common shares - diluted	4,372	4,434	4,385	4,452

Dividends per share	$ 0.090	$ 0.075	$ 0.270	$ 0.225

See accompanying notes to condensed consolidated financial statements.

Page 3 of 22 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in millions)
	Nine Months Ended October 31, 2003 2002
Cash flows from operating activities:
Net income from continuing operations	$ 6,140	$ 5,365

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,813	2,401
Decrease in accounts receivable	460	84
Increase in inventories	(6,630)	(6,731)
Increase in accounts payable	3,655	3,142
Increase in accrued liabilities	1,202	915
Other	2	451
Net cash provided by operating activities of continuing operations	7,642	5,627
Net cash provided by operating activities of discontinued operations	50	59
Net cash provided by operating activities	7,692	5,686

Cash flows from investing activities:
Payments for property, plant and equipment	(7,403)	(6,827)
Disposal of assets	191	144
Proceeds from sale of McLane	1,500	-
Other investing activities	290	(102)
Net cash used in investing activities of continuing operations	(5,422)	(6,785)
Net cash used in investing activities of discontinued operations	(176)	(59)
Net cash used in investing activities	(5,598)	(6,844)

Cash flows from financing activities:
Increase in commercial paper	2,135	3,601
Proceeds from issuance of long-term debt	4,110	2,042
Dividends paid	(1,180)	(998)
Payment of long-term debt	(3,500)	(1,220)
Purchase of Company stock	(3,105)	(2,293)
Other financing activities	(70)	(183)
Net cash provided by/ (used in) financing activities	(1,610)	949

Effect of exchange rates on cash and cash equivalents	70	142

Net increase/ (decrease) in cash and cash equivalents	554	(67)

Cash and cash equivalents at beginning of year	2,758	2,161

Cash and cash equivalents at end of quarter*	$ 3,312	$ 2,094

Supplemental disclosure of cash flow information:

Income taxes paid	$ 3,363	$ 2,927
Interest paid	835	950

*    Includes cash and cash equivalents of discontinued operations of $22 million and $21 million at January 31, 2003 and October 31, 2002, respectively.

See accompanying notes to condensed consolidated financial statements.

Page 4 of 22 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The condensed consolidated balance sheet of Wal-Mart Stores, Inc. and its subsidiaries as of October 31, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 31, 2003, and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2003, and 2002, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

      Basic net income per share is based on the weighted average outstanding common shares for the period. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options and restricted stock grants (a weighted average of approximately 10 million and 13 million shares for the three-month periods ended October 31, 2003, and 2002, respectively, and 10 million and 15 million shares for the nine-month periods ended October 31, 2003, and 2002, respectively).

NOTE 3. Inventories

      The Company uses the retail last-in, first-out (LIFO) method for the Wal-Mart Stores segment; cost LIFO for the Sam’s Club segment; and other cost methods, including the retail first-in, first-out (FIFO) and average cost method, for the International segment. Inventories were not in excess of market value on the balance sheet dates. If the FIFO method of accounting had been used in the United States by the Company, inventories would have been $81 million and $64 million higher than reported at October 31, 2003, and January 31, 2003, respectively.

NOTE 4. Segments

      The Company is principally engaged in the operation of mass merchandising stores that serve customers primarily through the operation of three segments. The Company identifies its segments based on management responsibility. The Wal-Mart Stores segment includes the Company’s discount stores, Supercenters and Neighborhood Markets in the United States as well as the Wal-Mart.com operation. The Sam’s Club segment includes the warehouse membership clubs in the United States. The International segment includes all operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom.

Page 5 of 22 (Form 10-Q)

Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31, 2003 2002		Nine Months Ended October 31, 2003 2002

Wal-Mart Stores	$ 42,386	$ 37,573	$ 123,574	$ 111,631
Sam's Club	8,607	7,742	24,982	22,976
International	11,487	9,926	33,279	28,609

Total Net Sales	$ 62,480	$ 55,241	$ 181,835	$ 163,216

      Operating profit and reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended October 31, 2003 2002		Nine Months Ended October 31, 2003 2002

Wal-Mart Stores	$ 2,967	$ 2,676	$ 9,036	$ 8,256
Sam's Club	270	240	783	730
International	564	439	1,509	1,250
Other	(402)	(307)	(1,049)	(1,048)

Operating profit	$ 3,399	$ 3,048	$ 10,279	$ 9,188

Interest expense	206	230	631	706

Income from continuing operations before income taxes and minority interest	$ 3,193	$ 2,818	$ 9,648	$ 8,482

      Operating losses in the "Other" category are the result of expenses recorded at the corporate level and not attributable to any particular operating segment.

      Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	October 31, 2003	January 31, 2003

International	$9,141	$8,985
Sam’s Club	305	305
Other	-	99

Total Goodwill	$9,446	$9,389

      Changes in International segment goodwill are the result of foreign currency exchange rate fluctuations. Changes in other category goodwill resulted from the sale of McLane.

      As of October 31, 2003, after consideration of stock options, the Company owned approximately 36% of Seiyu, Ltd. ("Seiyu") with warrants to purchase up to 69.4% of that company by the end of December 2007. Seiyu operates over 400 stores located throughout Japan. The Company accounts for its ownership interest in Seiyu using the equity method of accounting. The Company’s share of Seiyu’s results was not material.

Page 6 of 22 (Form 10-Q)

NOTE 5. Comprehensive Income

      Comprehensive income is net income plus currency translation and hedge accounting adjustments that are recorded directly to shareholders’ equity.

      Comprehensive income was $1.7 billion and $2.0 billion for the quarters ended October 31, 2003, and 2002, respectively, and was $6.8 billion and $6.1 billion for the nine months ended October 31, 2003 and 2002, respectively. Changes in comprehensive income were due primarily to foreign currency exchange rate fluctuations.

NOTE 6. New Accounting Pronouncements

      On February 1, 2003, the Company adopted the standards of the Financial Accounting Standards Board Statement No. 143, Asset Retirement Obligations ("FAS 143"). FAS 143 requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The adoption of this standard did not have a material impact on the Company’s results of operations for the three months and nine months ended October 31, 2003, respectively.

      On February 1, 2003, the Company adopted the expense recognition provisions of the Financial Accounting Standards Board Statement No. 123, Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. The Company has chosen to retroactively restate its results of operations for the accounting change. Following the provisions of FAS 123, the three months ended October 31, 2003, and 2002, include $38 million and $31 million, respectively, of pretax stock option expense, and the nine months ended October 31, 2003, and 2002, include $118 million and $97 million, respectively, of pretax stock option expense, which is approximately $0.01 per share for the three months ended October 31, 2003 and 2002 and $0.03 for the nine months ended October 31, 2003, and $0.02 for the nine months ended October 31, 2002.

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

      As a result of adopting EITF 02-16, the Company recognized in the first quarter of fiscal year 2004 an adjustment of $101 million after taxes or $0.02 per share. The adoption of EITF 02-16 was not significant in the third quarter.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. FIN 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003.

Page 7 of 22 (Form 10-Q)

      FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

1. The variable interest entity was created before February 1, 2003.

2. The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46, other than certain required disclosures.

      The Company will adopt the provisions of FIN 46 for our financial statements for the year ending January 31, 2004 for any variable interest entities created before February 1, 2003.

      Based on our current understanding, we do not expect the adoption of FIN 46 to have a material impact on our financial statements

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

      The Company is a defendant in numerous cases containing class action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act, under corresponding state statutes, or for breach of contract. The plaintiffs in these lawsuits are hourly associates who allege, among other things, that the Company forced them to work "off the clock" and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has been decided in ten cases. In Georgia, Texas, Ohio, Louisiana, and Michigan, the trial or appellate courts have denied class certification as to all claims. In Oregon, a federal court has denied statewide certification as to state contract off-the-clock claims but allowed a limited class of opt-in plaintiffs to proceed with Fair Labor Standards Act and state statutory claims. A state-wide class was certified in Colorado, but the Order was vacated after settlement. State-wide class actions were certified in Indiana and Minnesota and the rulings have been appealed. In California, the court denied certification of off-the-clock and rest-period damages claims, but certified a class for meal period claims, as well as certain other classes for injunctive relief only. Class certification claims are yet to be addressed in a majority of the cases.

      The California Department of Labor Standards Enforcement has initiated an investigation of Wal-Mart and Sam’s Club for alleged failures to comply with California Wage and Hour laws. In addition, two putative class actions have been filed in California challenging the methodology of payments made under various associate incentive and bonus plans.

      The Company is currently a defendant in a putative class action brought on behalf of assistant store managers who challenge their exempt status under the Fair Labor Standards Act. The case is pending in federal court in Michigan. No determination has been made as to class certification.

      The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorneys’ fees. A hearing on class certification was held on September 24, 2003, but the court has not yet issued a ruling. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such a class. If the Court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability could be material to the Company, as could employment-related injunctive measures, which would result in increased costs of operations on an ongoing basis.

Page 8 of 22 (Form 10-Q)

      The Company is a defendant in five putative class action lawsuits, three of which are pending in Texas, one in New Hampshire, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate Owned Life Insurance (COLI) policies lacked an insurable interest in the lives of the employees who were the insureds under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs assert other causes of action, and seek punitive damages. In August 2002, the court in the first-filed Texas lawsuit denied the Company’s motion for summary judgment and granted partial summary judgment in favor of the plaintiffs on certain issues. The Texas litigation has been stayed while the Fifth Circuit Court of Appeals reviews these rulings. Class certification has not been decided in any of these cases. In the Oklahoma litigation, the judge has invited the defendants to submit motions for summary judgment, and has deferred ruling on plaintiffs’ request to add 11 additional states to the litigation, pending a ruling on those motions. On September 30, the New Hampshire court entered an order dismissing some of the plaintiffs’ claims and retaining others, clearing the way for discovery to begin.

      The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company’s motion to reconsider that ruling. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001 to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest, and attorneys’ fees. The complaint alleges that the Company’s Health Plan violates Title VII’s prohibition against gender discrimination in that the Health Plan’s Reproductive Systems provision does not provide coverage for prescription contraceptives.

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

      The Company is a defendant in seven putative class actions pending in Massachusetts, in which the plaintiffs allege that the Company violated a state regulation requiring individual price stickers to be affixed to certain items offered for retail sale. Plaintiffs seek equitable relief requiring Wal-Mart to affix individual prices to such items when they are placed for sale in Massachusetts, statutory damages of $25 for each violation in Massachusetts since 1998, treble damages, and attorneys’ fees. The first suit was filed on November 26, 2002. Wal-Mart has filed motions to dismiss the statutory damage claims as to the unnamed class members and a motion to stay discovery pending the outcome of other pending motions. Class certification has not been decided in any of these cases. The court entered an Order staying all proceedings in the cases while the parties participated in mediation. A settlement agreement was reached as a result of the mediation, but it requires court approval to become effective. The court has scheduled a hearing for December 15, 2003, to review the agreement. If the court approves the settlement agreement, it will not have a material impact on the Company’s financial condition and consolidated financial statements.

Page 9 of 22 (Form 10-Q)

Note 8. Commitments

      The Company has guaranteed specific obligations of certain third-party construction contractors in the amount of $110 million. In connection with debt financing of $500 million, the Company entered into related interest rate swaps. Should an unlikely event occur that terminates these financing transactions and the related swaps, we would be liable for a termination payment that at October 31, 2003, approximated $86 million. Additionally, the Company has entered into agreements with third-party companies that would require us to purchase specified transportation equipment for up to approximately $157 million in the unlikely event that some or all of these agreements are terminated.

Note 9. Discontinued Operations

      On May 23, 2003, the Company completed the sale of McLane. The Company received $1.5 billion in cash for the sale. In accordance with the provisions related to discontinued operations specified within FAS 144, the accompanying consolidated financial statements and notes reflect the gain on the sale and the operations of McLane as a discontinued operation.

      Following is summarized financial information for McLane operations (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Income from discontinued operations	-	$ 28	$ 67	$ 130
Income tax expense	-	11	25	48
Net operating income from discontinued operations	-	$ 17	$ 42	$ 82
Gain on sale of McLane net of $147 income tax expense	-	-	151	-
Income from discontinued operations, net of tax	$ -	$ 17	$ 193	$ 82

      The effective tax rate on the gain on the sale of McLane was 49% as a result of the non-deductibility of $99 million of goodwill that was recorded on the Company’s balance sheet at the time of the original McLane acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Wal-Mart Stores, Inc. and its subsidiaries are in the business of serving customers. In the United States, our operations are centered on retail stores and membership warehouse clubs. Internationally, our operations are centered on retail stores, warehouse clubs and restaurants. We have built our business by offering our customers quality merchandise at low prices. Through our negotiations with suppliers and by efficiently managing our distribution network we are able to obtain lower merchandise costs and pass them on to our customers. The key to our success is our ability to grow our base business. In the United States we grow our base business by building new stores and by increasing sales in our existing stores, including offering new kinds of goods and services to our customers. Internationally, we grow our business by building new stores, increasing sales in our existing stores and through acquisitions. We intend to continue to expand both domestically and internationally.

Page 10 of 22 (Form 10-Q)

      On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. ("McLane"), one of our wholly-owned subsidiaries, for $1.5 billion. McLane was sold on May 23, 2003. We anticipate that, excluding any gain on the sale, the transaction will have a dilutive effect on our earnings of approximately $0.01 per share in fiscal 2004 and $0.02 per share in fiscal 2005. As a result of this sale, we have classified McLane as a discontinued operation in the discussions and comparisons of both the current fiscal year and prior fiscal year quarters and nine-month periods ended October 31, 2003 and 2002, as well as the fiscal year ended January 31, 2003.

      This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2003, and with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

      Our net sales increased by 13.1% and 11.4% for the quarter and nine months ended October 31, 2003, respectively, when compared to the same periods in fiscal 2003. These net sales increases resulted from our domestic and international expansion programs and domestic comparable store sales increases of 6.1% and 3.9% for the quarter and nine months ended October 31, 2003, respectively. We consider comparable stores sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since February 1st of the prior fiscal year. Stores that have been expanded or relocated during that period are not included in the calculation of comparable store sales. Comparable store sales are also referred to as "same-store" sales and as "comp sales" within the retail industry.

      At October 31, 2003, we had 1,476 Wal-Mart stores, 1,430 Supercenters, 533 Sam’s Clubs and 60 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (25), Canada (220), Germany (92), Mexico (609), Puerto Rico (52), South Korea (15), the United Kingdom (265) and under joint venture agreements in China (31). At October 31, 2002, we had 1,567 Wal-Mart stores, 1,243 Supercenters, 522 Sam’s Clubs and 39 Neighborhood Markets in the United States. Internationally, we operated units in Argentina (11), Brazil (22), Canada (201), Germany (95), Mexico (587), Puerto Rico (19), South Korea (14), the United Kingdom (256) and under joint venture agreements in China (22).

      Our total gross profit as a percentage of sales (our "gross margin") decreased from 22.8% in the third quarter of fiscal 2003 to 22.7% during the third quarter of fiscal 2004. For the nine-month period ended October 31, 2003, gross margin was 22.7%, up from 22.6% in the same period in fiscal 2003. The decrease in gross margin during the quarter resulted from lower margins in Wal-Mart and Sam’s Clubs. Additionally, the percentage of total sales generated by the International segment increased relative to the Sam’s Club segment sales for both the three-month and nine-month periods ended October 31, 2003, when compared to the same periods in the prior fiscal year. Because the International segment sales yield higher gross margins than does the Sam’s Club segment, this change in sales mix favorably impacted the Company’s total gross margin.

      Operating, selling, general and administrative expenses, as a percentage of sales, were 18.2% for the third quarter of fiscal 2004 and 2003, and 18.0% and 17.9% for the first nine months of fiscal 2004 and 2003, respectively. The increase for the nine-month period was primarily due to expenses increasing at a rate greater than that at which sales increased as a result of increases in operating expenses in the Wal-Mart segment.

      Interest costs on debt and capital leases, net of interest income, as a percentage of sales decreased 0.1% for both the third quarter and first nine months of fiscal 2004 when compared to the same periods in fiscal 2003. These decreases resulted from lower average interest rates on our outstanding indebtedness and the positive impacts of our interest rate swap program. Both our U.S. and international operating units generate interest income. The largest contributors of interest income are our operations in Mexico and in the United Kingdom.

Page 11 of 22 (Form 10-Q)

      As a result of the foregoing factors and the $151 million net gain realized from the sale of McLane, our net income increased by 12.9% and 16.3% for the quarter and nine months ended October 31, 2003, respectively, when compared to our net income for the same periods in fiscal 2003. Our effective income tax rate from continuing operations for the three-month and nine-month periods of fiscal 2004 and fiscal 2003 was approximately 35%.

Wal-Mart Stores Segment

Three months ended October 31, 2003

      The following table gives selected financial information for the three months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Operating income as a percentage of segment sales

2004	$42,386	12.8%	$2,967	10.9%	7.0%
2003	$37,573	11.8%	$2,676	15.5%	7.1%

      The third quarter fiscal 2004 sales increase of the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion during the third quarter of fiscal 2004 consisted of the opening of 17 Wal-Mart Stores, 7 Neighborhood Markets and 74 Supercenters (including the conversion of 49 existing Wal-Mart Stores into Supercenters) and added 12,114,223 of additional store square footage. The comparable store sales increase for the segment was 5.7% for the third quarter of fiscal 2004. Segment sales as a percentage of our total net sales for the quarter ended October 31, 2003,was 67.8%, a decrease of 0.2% from the quarter ended October 31, 2002. This decrease resulted from the International segment’s net sales growing at a faster rate than the Wal-Mart segment.

      The decrease in Wal-Mart Stores segment’s operating income as a percentage of segment sales resulted primarily from an increase in the segment’s operating expenses as a percentage of segment sales and a decrease in the segment’s gross margin. Operating expenses increased as the result of increases in wages, health care insurance and accident insurance costs. The decrease in gross margin resulted from increased markdowns, primarily in apparel.

Nine months ended October 31, 2003

      The following table gives selected financial information for the nine months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase/ from prior fiscal year first nine months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2004	$123,574	10.7%	$9,036	9.4%	7.3%
2003	$111,631	13.7%	$8,256	16.3%	7.4%

Page 12 of 22 (Form 10-Q)

      The sales increase for the first nine months of fiscal 2004 resulted from our continued expansion activities within the Wal-Mart Stores segment and sales increases in comparable stores. Expansion during the first nine months of fiscal 2004 consisted of the opening of 28 Wal-Mart Stores, 11 Neighborhood Markets and 172 Supercenters (including the conversion of 120 existing Wal-Mart Stores into Supercenters) and added 25,577,734 of additional store square footage. The comparable store sales increase for the segment was 3.7% for the first nine months of fiscal 2004. Segment sales as a percentage of our total net sales for the nine months ended October 31, 2003,was 68.0%, a decrease of 0.4% from the nine months ended October 31, 2002. This decrease resulted from the International segment’s net sales growing at a faster rate than the Wal-Mart segment.

      The decrease in Wal-Mart Stores segment’s operating income as a percentage of segment sales resulted primarily from an increase in the segment’s operating expenses as a percentage of segment sales which was offset by a slight improvement in the segment’s gross margin. Operating expenses increased as the result of increases in wages, health care insurance and accident insurance costs. The slight improvement in gross margin occurred despite an increase in markdowns taken, primarily in apparel.

Sam’s Clubs Segment

Three months ended October 31, 2003

      The following table gives selected financial information for the three months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase/ (decrease) from prior fiscal year third quarter	Operating income as a percentage of segment sales

2004	$8,607	11.2%	$270	12.5%	3.1%
2003	$7,742	6.1%	$240	(2.0%)	3.1%

      The Sam’s Clubs segment sales increase for the quarter ended October 31, 2003, resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the third quarter of fiscal year 2004 consisted of the opening of 5 new clubs and adding 1,056,618 of additional club square footage. For the segment, the comparable sales increase was 8.0% for the quarter ended October 31, 2003. Segment sales as a percentage of our total net sales was 13.8%, a decrease of 0.2% from the quarter ended October 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales largely resulted from the International segment’s net sales growing at a rate faster than the Sam’s Clubs segment.

      The Sam’s Clubs segment’s operating income as a percentage of segment sales remained unchanged for the third quarter of fiscal year 2004 when compared to the same period in the prior fiscal year. This was the result of a decrease in the segment’s operating expenses, offset by a decrease in the segment’s gross margin.

Nine months ended October 31, 2003

      The following table gives selected financial information for the nine months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year first nine months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2004	$24,982	8.7%	$783	7.3%	3.1%
2003	$22,976	8.9%	$730	0.3%	3.2%

Page 13 of 22 (Form 10-Q)

      The Sam’s Clubs segment sales increase for the nine months ended October 31, 2003, resulted from the Sam’s Clubs segment’s continued expansion activities and sales increases in comparable clubs. Expansion during the first nine months of fiscal year 2004 consisted of the opening of 8 new clubs and adding 1,587,290 of additional club square footage. For the segment, the comparable sales increase was 4.6% for the nine months ended October 31, 2003. Segment sales as a percentage of our total net sales for the nine months ended October 31, 2003, was 13.7%, a decrease of 0.3% from the nine months ended October 31, 2002. The reduction in the Sam’s Clubs segment’s sales as a percentage of total Company sales resulted largely from the International segment’s net sales growing at a rate faster than the Sam’s Clubs segment.

      The decrease in the segment’s operating income as a percentage of segment sales for the first nine months of fiscal year 2004 resulted from a decrease in gross margin partially offset by a reduction in operating expenses. The reduction in gross margin was driven primarily by the effect of the adoption of the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor ("EITF 02-16") in the first nine months. Other income, which consists mainly of club membership revenue, as a percentage of segment sales, increased slightly in the first nine months of fiscal 2004 when compared to the prior year which partially offset the decrease in gross margin.

International Segment

Three months ended October 31, 2003

      The following table gives selected financial information for the three months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Operating income as a percentage of segment sales

2004	$11,487	15.7%	$564	28.5%	4.9%
2003	$9,926	14.4%	$439	44.9%	4.4%

      The International segment sales for the quarter ended October 31, 2003, when compared to the sales in the same period in fiscal 2003, increased as a result of continued expansion activities within the segment, comparable store sales increases and the positive impact of $364 million from foreign currency exchange rate fluctuations. During the third quarter of fiscal year 2004, expansion in the International segment included the opening of 31 units and the net addition of 2,969,707 square feet in 5 countries. Our strongest comparable store sales increases were in the United Kingdom, Argentina, Mexico and Canada. International sales as a percentage of our total net sales increased from 18.0% in the quarter ended October 31, 2002, to 18.4% for the quarter ended October 31, 2003

      International segment’s operating income included a positive impact of $14 million from foreign currency exchange rate fluctuations during the period.

Nine months ended October 31, 2003

      The following table gives selected financial information for the nine months ended October 31, 2003 and 2002:

Fiscal Year	Segment sales (in millions)	Segment sales increase from prior fiscal year first nine months	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first nine months	Operating income as a percentage of segment sales

2004	$33,279	16.3%	$1,509	20.7%	4.5%
2003	$28,609	15.9%	$1,250	71.5%	4.4%

Page 14 of 22 (Form 10-Q)

      The International segment sales for the nine months ended October 31, 2003, when compared to the sales in the same period in fiscal 2003, increased as a result of continued expansion activities within the segment, comparable store sales increases and the positive impact of $1.2 billion from foreign currency exchange rate fluctuations. During the first nine months of fiscal year 2004, expansion in the International segment included the opening of 52 units, the closing of 4 units, and the net addition of 4,725,806 square feet in 6 countries. Our strongest comparable store sales increases were in the United Kingdom, Mexico and Canada. International sales as a percentage of our total net sales increased from 17.5% in the nine months ended October 31, 2002, to 18.3% for the nine months ended October 31, 2003.

      International segment’s operating income as a percent of the segment’s sales for the nine months ended October 31, 2003 increased despite the second quarter write-off of the intangible pharmacy licenses in the United Kingdom, the second quarter Mexico Sam’s Club VAT charges, and the adoption of EITF 02-16 in the first quarter. Without the these impacts, operating income would have increased by 31.8% from the prior year’s first nine months rather than by 20.7% as noted above. International segment’s operating income included a positive impact of $46 million from foreign currency exchange rate fluctuations during the period.

Liquidity and Capital Resources

      Cash flows provided by operating activities provide us with a significant source of liquidity. Cash flows provided by operating activities in the first nine months of fiscal 2004 were $7.7 billion, compared with $5.7 billion for the comparable period in fiscal 2003. Operating cash flow increased for the first nine months of fiscal 2004, compared with the comparable period in fiscal 2003, primarily due to an increase in net income for the period; improved inventory management and better leveraging of inventories resulting in inventories growing at a slower rate than sales and accounts payables growing at a faster rate than inventories compared to the same period of fiscal 2003; a decrease in accounts receivable of $460 million compared to a decrease of $84 million in the same period of fiscal 2003 due to the collection of foreign taxes receivable; and an increase in accrued liabilities of $1.2 billion compared with an increase of $915 million in the same period of fiscal 2003 due to increases in accruals for insurance, salaries and interest.

      During the first nine months of fiscal 2004, we paid dividends of $1.2 billion, made $7.4 billion in capital expenditures, issued long-term debt totaling $4.1 billion, issued commercial paper of $2.1 billion (net of commercial paper repaid in that period), repaid $3.5 billion of long-term debt and re-purchased $3.1 billion of the outstanding shares of our common stock. In addition, we received cash of $1.5 billion in May 2003, from the sale of McLane.

      At October 31, 2003, we had total assets of $104.8 billion compared with total assets of $94.7 billion at January 31, 2003. Our working capital deficit at October 31, 2003, was $2.4 billion, a change of $465 million from the deficit of $2.0 billion at January 31, 2003. The ratio of our current assets to our current liabilities was 0.9 to 1.0, at October 31, 2003 and January 31, 2003.

      In March 2003, we announced that we had increased the annual dividend on our common stock by 20% to $0.36 per share. We have increased our dividend every year since our first declared dividend in March 1974.

      In February 2003, we sold $1.5 billion of our floating rate notes due 2005 which bear interest at a per annum rate of LIBOR minus 0.0425%. In April 2003, we sold $1.5 billion of our 4.55% notes that will mature in calendar 2013. In September 2003, we sold $1.0 billion of our 3.375% notes that will mature in calendar 2008.

      During June 2003, our Board of Directors restored the authorization level for our share repurchase program to $5 billion. The Company purchased 56.2 million of its common shares for a total of $3.1 billion for the nine month period ended October 31, 2003. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. The share repurchase program had a remaining authorized balance of $2.8 billion for future common stock repurchases as of October 31, 2003.

Page 15 of 22 (Form 10-Q)

      If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Standard & Poors ("S&P"), Moody’s and Fitch currently rate our commercial paper A-1+, P-1 and F1+ and our long-term AA, Aa2 and AA, respectively. As of October 31, 2003, we have $6 billion of debt securities remaining under a shelf registration statement previously filed with the United States Securities and Exchange Commission which are eligible for issuance, subject to market conditions in the public markets. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At October 31, 2003, and January 31, 2003, the ratio of our debt to our total capitalization was 39.7% and 39.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our market risks at October 31, 2003, are similar to those disclosed in our Form 10-K for the year ended January 31, 2003. However, during the first nine months of fiscal 2004, we added a $1.5 billion notional floating interest to fixed interest rate swap in connection with our issuance of $1.5 billion of floating interest rate notes in February 2003. The fair value of the swap was ($5.6 million) at October 31, 2003, with the fair value of our total portfolio being $664.4 million.

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

      There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Page 16 of 22 (Form 10-Q)

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

Immigration Matter: On October 23, 2003, the United States Bureau of Immigration and Customs Enforcement ("BICE") (formerly, the Immigration and Naturalization Service) entered 61 of Wal-Mart's stores located in 21 states and arrested approximately 230 people, most of whom were employees of third-party contractors that the Company retained to provide floor cleaning in its stores and 10 of whom were employed directly by the Company. The arrests were part of an investigation by the BICE and the U.S. Attorney's Office for the Middle District of Pennsylvania into possible violations of the Immigration and Naturalization Act. The Company has been formally advised by the U.S. Attorney's Office that it is a target of the investigation. The outcome of the investigation and any potential liability on the part of the Company cannot be determined at this time.

WAGE AND HOUR "Off the Clock" CLASS ACTIONS: Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. ("USDC"), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Carrillo v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, USDC, Middle Dist. of AL, Northern Div., 2/24/03; James v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02

CALIFORNIA LABOR CODE CASES: Cruz v. WM, Superior Ct. of CA, Los Angeles County, CA, 10/24/03; UFCW v. WM, Superior Ct. of CA, Alameda County, CA, 10/30/03

EXEMPT STATUS CASE: Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02

DUKES v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01

COLI LITIGATION: Mayo v. Hartford Life Ins. Co., USDC, Southern Dist. of TX, Houston Div., 6/28/01; Waller v. AIG Life Ins. Co., USDC, Northern Dist. of TX, Fort Worth Div., 7/3/01; Rice v. WM, USDC, Dist. of NH, 7/23/02; Miller v. WM, USDC, Southern Dist. of TX, Houston Div., 10/22/02; Lewis v. WM, USDC, Northern Dist. of OK, 12/18/02

MAULDIN V. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01

EEOC (SMITH) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01

ITEM PRICING LITIGATION: Herman v. WM, 11/27/02; Downing v. WM, 11/26/02; Carmel v. WM, 12/5/02; Sullivan v. WM, 12/6/02; Cutlip v. WM, 12/5/02; Cameron v. WM, 12/20/02; Tierney v. WM, 12/24/02; all pending in the Middlesex Superior Ct., MA

Page 17 of 22 (Form 10-Q)

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

      On July 29, 2002, the United States Environmental Protection Agency (EPA) advised the Company that it had initiated an investigation involving the Company’s compliance with sections 608 and 609 of the Clean Air Act and regulations promulgated thereunder with regard to the sales of Class I and Class II refrigerant products. The statutes provide that the sales of these products are restricted to persons and/or entities which are properly licensed. The EPA asserts that, during the relevant time period, the Company made approximately 20 such sales to non-licensed persons and/or entities. The Company has reached a tentative agreement to settle these allegations without admitting any wrongdoing or violations of the statutes by paying a $400,000 civil penalty and entering into a Consent Decree with the EPA. When approved by the Court, the Consent Decree will require that the Company comply fully with the relevant Clean Air Act sections and regulations in the future.

      In August 2003, the Company was served with a grand jury subpoena in connection with an investigation by the Office of District Attorney of Harris County, Texas. The subpoena seeks information related to the waste disposal activities of one of the Company’s photo processing labs. The Company is cooperating with the investigation.

Item 5. Other Information

      This Quarterly Report contains statements that Wal-Mart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows, future performance and the anticipation and expectations of Wal-Mart and its management as to future occurrences and trends. These forward-looking statements are subject to risks, uncertainties and other factors, in the United States and internationally, including, the cost of goods, the cost of electricity and other energy requirements, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, unemployment levels, interest rate fluctuations, changes in government regulations, changes in tax laws and other capital market conditions, and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2003, which was filed with the SEC on April 15, 2003; this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K, and together with all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. You are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. As a result of these matters, including changes

Page 18 of 22 (Form 10-Q)

in facts, assumptions not being realized or other circumstances, our actual results may differ materially from historical results or from anticipated results expressed or implied in these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Page 19 of 22 (Form 10-Q)

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

            Exhibit 3(ii) - By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s
            Annual Report Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s
            Public Reference Room in Washington, D.C. in the Securities and
            Exchange Commission’s file no. 1-6991

            Exhibit 12 – Statement Re Computation of Fixed Charges.

            Exhibit 31.1 – Chief Executive Officer Section 302 Certification

            Exhibit 31.2 – Chief Financial Officer Section 302 Certification

            Exhibit 32.1 – Chief Executive Officer Section 906 Certification

            Exhibit 32.2 – Chief Financial Officer Section 906 Certification

            Exhibit 99 - All information incorporated by reference in Part I,
            Item 3 of this Quarterly Report on Form 10-K from the Annual Report on Form 10-K of the Company for the year ended January 31, 2003.

      (b)   Reports on Form 8-K.

            Report on Form 8-K, furnished August 7, 2003, with respect to the
            Company’s August 7, 2003,press release regarding its results of operations for its month ended July 31, 2003.

            Report on Form 8-K, furnished August 13, 2003, with respect to the
            Company’s August 13, 2003, press release regarding its results of operations for its quarter and six months ended July 31, 2003, and its consolidated statements of income for the quarters and six months ended July 31, 2002, and 2003, condensed consolidated balance sheets as of July 31, 2002, and 2003, and condensed consolidated statements of cash flows for the six months ended
            July 31, 2002, and 2003.

            Report on Form 8-K, filed on September 30, 2003,disclosing the
            Company’s entry into a Pricing Agreement and an Underwriting
            Agreement related to the proposed sale of $1,000,000,000 aggregate principal amount of notes.

            Report on Form 8-K, filed September 30, 2003, disclosing the
            Company’s completion of the sale of $1,000,000,000 aggregate principal amount of notes.

Page 20 of 22 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WAL-MART STORES, INC.

Date:  December 11, 2003                        /s/ H. Lee Scott, Jr.
                                                    H. Lee Scott
                                                    President and
                                                    Chief Executive Officer

Date:  December 11, 2003                        /s/ Thomas M. Schoewe
                                                    Thomas M. Schoewe
                                                    Executive Vice President
                                                    and Chief Financial Officer

Page 21 of 22 (Form 10-Q)

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

Page 22 of 22 (Form 10-Q)