Form 10-K
period 2004-01-31
WAL MART STORES INC
filed 2004-04-09
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0415188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

702 S.W. 8th Street Bentonville, Arkansas	72716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (479) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of July 31, 2003, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing price of those shares on the New York Stock Exchange on July 31, 2003, was $147,165,337,887. For

the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 4,296,710,566 shares of common stock outstanding as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2004, are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 2004, are incorporated by reference into Parts II and III of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as “we,” “Wal-Mart” or the “Company”) expects or anticipates will or may occur in the future, including:

•	future capital expenditures, including the amount and nature of those expenditures;

•	opening of additional stores and conversion of Discount Stores into Supercenters;

•	anticipated levels of change in comparative store sales from one period to another period;

•	expansion and other development trends of industry segments in which we and our subsidiaries are active;

•	our business strategy;

•	our financing strategy;

•	expansion and growth of our business;

•	changes in our operations, including the mix of products sold; and

•	other similar matters.

Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance, business strategy, plans, goals and objectives. These factors include:

•	the costs of goods;

•	the cost of electricity and other energy requirements;

•	the cost of healthcare;

•	competitive pressures;

•	inflation;

•	consumer debt levels;

•	currency exchange fluctuations;

•	the cost of motor fuel;

•	trade restrictions;

•	changes in tariff and freight rates;

•	unemployment levels;

•	interest rate fluctuations; and

•	other capital market, economic and geo-political conditions.

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2004

PART I

ITEM 1. BUSINESS

General

Wal-Mart operates retail stores in various formats around the world. Wal-Mart is committed to growing by improving the standard of living for our customers throughout the world. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity. During the fiscal year ended January 31, 2004, we had net sales of $256.3 billion.

Our Wal-Mart Stores segment operations are comprised of three business segments. Our Wal-Mart Stores segment is the largest segment of our business, accounting for 68% of our fiscal 2004 sales. This segment consists of three different retail formats all of which operate in the United States including:

•	Discount Stores, which average approximately 98,000 square feet in size and offer a wide variety of general merchandise and a limited variety of food products;

•	Supercenters, which average approximately 187,000 square feet in size and offer a wide variety of general merchandise and a full-line supermarket; and

•	Neighborhood Markets, which average approximately 43,000 square feet in size and offer a full-line supermarket and a limited variety of general merchandise.

Our SAM’S CLUB segment consists of membership warehouse clubs and accounts for 13.5% of our fiscal 2004 sales. SAM’S CLUB is in business for small businesses. Our focus for SAM’S CLUB is to provide exceptional value on brand name merchandise at “member’s only” prices for both business and personal use. Our domestic SAM’S CLUBs average approximately 127,000 square feet in size.

Our International segment consists of retail operations in eight countries and Puerto Rico. This segment generated 18.5% of our fiscal 2004 sales. The International segment includes several different formats of retail stores and restaurants, including Discount Stores, Supercenters and SAM’S CLUBs that operate outside the United States. Our international units average approximately 85,000 square feet in size. Additionally, we own an unconsolidated 37.8% minority interest in The Seiyu, Ltd. (“Seiyu”), a retailer in Japan.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716.

The Development of Our Company

Although Wal-Mart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a Discount Store, was opened. In fiscal 1984, we opened our first three SAM’S CLUBs, and in fiscal 1988, we opened our first Supercenter.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we had a 50% interest, with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand and at January 31, 2004, we had international operations in Argentina, Brazil, Canada, Germany, South Korea, Mexico,

Puerto Rico and the United Kingdom. We also operate through joint ventures in China and through a minority interest in Japan.

At January 31, 2004, we operated in the United States 1,478 Discount Stores, 1,471 Supercenters, 538 SAM’S CLUBs and 64 Neighborhood Markets. Internationally, at January 31, 2004, the Company operated units in Argentina (11), Brazil (25), Canada (235), Germany (92), South Korea (15), Mexico (623), Puerto Rico (53) and the United Kingdom (267). We also operate through joint ventures in China (34). Additionally, we hold a 37.8% interest in Seiyu, a Japanese retail chain which operates approximately 400 stores throughout Japan.

Our growth, measured both by our net sales and net income, occurs in large measure as a result of our domestic and international expansion programs along with comparative store sales increases. We consider comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and which have not been expanded or relocated during that period. Comparative store sales are also referred to as “same-store” sales by others within the retail industry.

The following tables provide summary information concerning the additions of units and square footage for domestic Discount Stores, Supercenters, SAM’S CLUBs, Neighborhood Markets and international units in each of our fiscal years from 2000 through 2004.

WAL-MART STORES SEGMENT STORE COUNT

YEARS ENDED JANUARY 31, 2000 THROUGH 2004

STORE COUNT (1)

	Wal-Mart Discount Stores				Wal-Mart Supercenters
Fiscal Year	Opened	Closed	Conversions (2)	Total	Opened (2)	Total
Balance Forward				1,869		564
2000	29	1	96	1,801	157	721
2001	41	2	104	1,736	167	888
2002	33	1	121	1,647	178	1,066
2003	43	—	122	1,568	192	1,258
2004	41	1	130	1,478	213	1,471

	Neighborhood Markets		Total
Fiscal Year	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward		4			2,437
2000	3	7	93	1	2,529
2001	12	19	116	2	2,643
2002	12	31	102	1	2,744
2003	18	49	131	—	2,875
2004	15	64	139	1	3,013

(1)	Totals and Ending Balances are as of January 31, of the years shown.
(2)	Includes conversions and / or relocations of Discount Stores to Supercenters.
(3)	Total opened, net of conversions and relocations, of Discount Stores to Supercenters.

WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH

YEARS ENDED JANUARY 31, 2000 THROUGH 2004

NET SQUARE FOOTAGE (1)

	Wal-Mart Discount Stores		Wal-Mart Supercenters
Fiscal Year	Net Reductions (2)	Total	Net Additions (3)	Total
Balance Forward		176,273,018		102,224,471
2000	(5,486,901)	170,786,117	28,488,737	130,713,208
2001	(5,411,272)	165,374,845	31,884,669	162,597,877
2002	(7,689,137)	157,685,708	34,844,470	197,442,347
2003	(5,772,647)	151,913,061	37,168,923	234,611,270
2004	(6,848,207)	145,064,854	40,456,409	275,067,679

	Neighborhood Markets		Total
Fiscal Year	Net Additions	Total	Net Additions	Total
Balance Forward		176,407		278,673,896
2000	144,083	320,490	23,145,919	301,819,815
2001	577,662	898,152	27,051,059	328,870,874
2002	519,838	1,417,990	27,675,171	356,546,045
2003	742,843	2,160,833	32,139,119	388,685,164
2004	616,804	2,777,637	34,225,006	422,910,170

(1)	Totals as of January 31, of the years shown.
(2)	Includes the square footage of new Discount Stores opened, net of Discount Stores closed, or converted or expanded into Supercenters or relocated into Supercenters.
(3)	Includes conversions and / or relocations of Discount Stores to Supercenters.

SAM’S CLUB SEGMENT CLUB COUNT

AND NET SQUARE FOOTAGE GROWTH

YEARS ENDED JANUARY 31, 2000 THROUGH 2004

CLUB COUNT (1)

	SAM’S CLUBs
Fiscal Year	Opened	Closed	Total
Balance Forward			451
2000	12	1	462
2001	13	—	475
2002	25	—	500
2003	25	—	525
2004	13	—	538

NET SQUARE FOOTAGE (1)

	SAM’S CLUBs
Fiscal Year	Net Additions	Total
Balance Forward		54,649,430
2000	1,577,678	56,227,108
2001	1,773,830	58,000,938
2002	3,777,865	61,778,803
2003	3,968,149	65,746,952
2004	2,397,357	68,144,309

(1)	Totals are as of January 31, of the years shown.

INTERNATIONAL SEGMENT UNIT COUNT

YEARS ENDED JANUARY 31, 2000 THROUGH 2004

STORE COUNT (1)

	Argentina			Brazil (2)				Canada
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Total	Wal-Mart Supercenters	SAM’S CLUBs	Todo Dia	Total	Wal-Mart Stores	SAM’S CLUBs	Total
2000	10	3	13	9	5	—	14	166	—	166
2001	11	—	11	12	8	—	20	174	—	174
2002	11	—	11	12	8	2	22	196	—	196
2003	11	—	11	12	8	2	22	213	—	213
2004	11	—	11	13	10	2	25	231	4	235

	China				Germany	South Korea
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Neighborhood Market	Total	Supercenters	Wal-Mart Supercenters
2000	5	1	—	6	94	5
2001	10	1	—	11	93	6
2002	15	3	1	19	95	9
2003	20	4	2	26	94	15
2004	28	4	2	34	92	15

	Mexico				Puerto Rico
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Other(3)	Total	Wal-Mart Stores	Wal-Mart Supercenters	SAM’S CLUBs	Amigo Stores	Total
2000	27	34	384	445	9	—	6	—	15
2001	32	38	413	483	9	—	6	—	15
2002	62	46	427	535	9	1	7	—	17
2003	75	50	456	581	9	1	9	33	52
2004	83	53	487	623	9	3	9	32	53

(1)	Totals are as of January 31, of the years shown.
(2)	Store counts for Brazil do not include 118 units acquired from Bompreco S.A. Supermercados do Nordeste in February 2004.
(3)	At January 31, 2004, includes 140 Bodegas (combination discount and grocery stores), 52 Suburbias (specialty department stores), 44 Superamas (traditional supermarkets), and 251 Vips (restaurants) compared to 118 Bodegas, 50 Suburbias, 44 Superamas, and 244 Vips at January 31, 2003. Excludes Vips franchises for all years presented.

	United Kingdom
Fiscal Year	ASDA Stores	ASDA Supercenters	George Clothing Stores	Total
2000	231	1	—	232
2001	238	3	—	241
2002	244	6	—	250
2003	248	10	—	258
2004	253	12	2	267

INTERNATIONAL NET SQUARE FOOTAGE GROWTH

YEARS ENDED JANUARY 31, 2000 THROUGH 2004

NET SQUARE FOOTAGE (1)

	Argentina		Brazil (2)		Canada
Fiscal Year	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		2,341,042		2,216,255		17,949,532
2000	—	2,341,042	—	2,216,255	1,510,890	19,460,422
2001	(165,885)	2,175,157	818,833	3,035,088	1,019,999	20,480,421
2002	—	2,175,157	108,351	3,143,439	2,487,837	22,968,258
2003	—	2,175,157	—	3,143,439	1,774,046	24,742,304
2004	—	2,175,157	227,084	3,370,523	2,468,781	27,211,085

	China		Germany		South Korea
Fiscal Year	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		687,041		9,294,860		553,683
2000	125,150	812,191	—	9,294,860	71,042	624,725
2001	836,701	1,648,892	(92,636)	9,202,224	223,425	848,150
2002	1,266,251	2,915,143	4,216,679	13,418,903	849,631	1,697,781
2003	1,109,834	4,024,977	(156,980)	13,261,923	1,193,894	2,891,675
2004	1,687,907	5,712,884	5,591	13,267,514	17,345	2,909,020

	Mexico		Puerto Rico		United Kingdom
Fiscal Year	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		18,022,909		1,748,590		—
2000	1,696,475	19,719,384	—	1,748,590	18,825,234	18,825,234
2001	2,310,043	22,029,427	35,084	1,783,674	452,787	19,278,021
2002	6,904,068	28,933,495	320,555	2,104,229	942,165	20,220,186
2003	3,172,735	32,106,230	1,077,524	3,181,753	720,748	20,940,934
2004	3,227,671	35,333,901	296,471	3,478,224	1,026,523	21,967,457

(1)	Totals and Ending Balances are as of January 31, of the years shown.
(2)	Square footage for Brazil does not include 118 units acquired from Bompreco S.A. Supermercados do Nordeste in February 2004.

Much of our growth internationally in recent years has resulted from our acquisition of existing operations in various countries. During May 2002, the Company acquired its initial 6.1% stake in Seiyu, a Japanese retail chain, for approximately $51 million. In December 2002, the Company exercised in full the first in the series of warrants granted allowing us to acquire 192.8 million new shares in Seiyu for approximately $432 million. After this exercise, our ownership percentage in Seiyu increased to approximately 37.7%. In August 2003, the Company purchased an additional 20.2 million shares in Seiyu for approximately $38 million bringing our ownership percentage in Seiyu to approximately 37.8%. Under the terms of the agreement, Wal-Mart, through a series of warrants exercisable in specified series through 2007, can contribute approximately 235 billion yen, or $2.2 billion at a January 31, 2004 exchange rate of 105.7 yen per dollar, for additional shares of stock in Seiyu. If all the warrants are exercised, we will own approximately 69.4% of the stock of Seiyu by the end of December 2007.

In December 2002, the Company completed its purchase of Supermercados Amigo, Inc. (“Amigo”), a supermarket chain located in Puerto Rico with 37 supermarkets at the time of the acquisition. Six of the supermarkets were subsequently sold.

Subsequent to fiscal year-end 2004, in February 2004, the Company completed its purchase of Bompreco S.A. Supermercados do Nordeste (“Bompreco”), a supermarket chain in northern Brazil with 118 hypermarkets, supermarkets and mini markets. The purchase price was approximately $300 million. The results of operations for Bompreco will be included in our consolidated financial statements beginning in fiscal 2005.

We have provided additional information regarding the accounting treatment of the acquisitions discussed above in Note 6 of the Notes to Consolidated Financial Statements which appear in our Annual Report to Shareholders and are incorporated by reference herein and have been included as an exhibit to this Annual Report.

Our Industry Segments

Our mass merchandising operations serve our customers primarily through the operation of three segments. We identify those segments based on Management responsibility within the United States and for total international units. The Wal-Mart Stores segment includes our Discount Stores, Supercenters and Neighborhood Markets in the United States as well as the Wal-Mart.com (www.walmart.com) operation. The SAM’S CLUB segment includes the warehouse membership clubs in the United States. The International segment includes all of our operations in Argentina, Brazil, Canada, China, Germany, Korea, Mexico, Puerto Rico and the United Kingdom. Wal-Mart’s portion of the results of our unconsolidated 37.8% minority interest in the Japanese retailer, Seiyu, is included in the Other segment. You will find information concerning the financial results of our operating segments and the total assets of each of those segments in Note 11 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Results of Operations and Financial Condition. We have incorporated our Consolidated Financial Statements as of January 31, 2004 and for the year then ended and the Notes to the Consolidated Financial Statements, as well as Management’s Discussion and Analysis of Results of Operations and Financial Condition by reference herein to our Annual Report to our Shareholders and included them as an exhibit to this Annual Report.

Wal-Mart Stores Operating Segment

The Wal-Mart Stores segment had net sales of $174.2 billion, $157.1 billion and $139.1 billion for the fiscal years ended January 31, 2004, 2003, and 2002, respectively. During the most recent fiscal year, no single Discount Store, Supercenter or Neighborhood Market location accounted for as much as 1% of total Company sales or net income.

General We operate Wal-Mart Discount Stores in all 50 states, Supercenters in 45 states and Neighborhood Markets in 12 states. Our Discount Stores range in size from 30,000 square feet to 220,000 square feet, with the average size of a Discount Store being approximately 98,000 square feet. Supercenters range in size from 100,000 square feet to 261,000 square feet, with the average size of a Supercenter being approximately 187,000 square feet. Neighborhood Market stores range in size from 38,000 square feet to 55,000 square feet, with the average size being approximately 43,000 square feet. Customers can also access a broad assortment of merchandise and services on-line through the internet at www.walmart.com.

Merchandise Wal-Mart Discount Stores and the general merchandise area of Supercenters carry apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and pet accessories, cameras and supplies, photo processing, health and beauty aids, pharmaceuticals, jewelry and optical. In addition, our stores offer an assortment of grocery merchandise. The grocery assortment in our Supercenters consists of a full line of grocery items including meat, produce, deli, bakery, dairy, frozen foods and dry grocery. Most of our Discount Stores carry a limited assortment of dry grocery merchandise while a number of our larger Discount Stores in some markets carry a broader assortment of grocery items, including perishable items. Neighborhood Markets are generally organized into dry grocery, meat, produce, deli, bakery, dairy, frozen foods, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods, general merchandise and pet supplies.

Nationally advertised merchandise accounts for a majority of sales in the stores. We market lines of merchandise under our store brands including “Sam’s American Choice,” “One Source,” “Great Value,” “Ol’ Roy,” “Puritan,” “Equate,” “No Boundaries,” “George,” “Athletic Works” and “Kid Connection.” The Company also markets lines of merchandise under licensed brands, some of which include “Faded Glory,” “General Electric,” “Disney,” “Catalina,” “McDonald’s,” “Mary-Kate and Ashley” and “Starter.”

During the fiscal year ended January 31, 2004, sales in Discount Stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Grocery, candy and tobacco	26
Hardgoods	20
Softgoods/domestics	16
Pharmaceuticals	9
Electronics	9
Health and beauty aids	7
Sporting goods and toys	6
Stationery and books	3
Photo processing	2
Jewelry	1
Shoes	1

100%

Operations Hours of operation for nearly all Supercenters and an increasing number of Discount Stores are 24 hours each day. Hours of operation for the remaining Discount Stores vary by location, but are generally 7:00 a.m. to 11:00 p.m., six days a week, and from 10:00 a.m. to 8:00 p.m. on Sundays. Wal-Mart Discount Stores and Supercenters maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses; however, we also accept credit cards and pin-based debit cards at all Discount Store, Supercenter and Neighborhood Market locations.

Seasonal Aspects of Operations The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition Our Discount Stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national chains. Our Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. We also compete with other retailers for new store sites. As of January 31, 2004, based on net sales, the Wal-Mart Stores segment ranked first among all retail department store chains and among all discount department store chains.

Our ability to offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet the competitive pressures within our industry. These programs include the following:

•	Everyday Low Price (“EDLP”) – our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity;

•	Rollbacks – our commitment to continually pass internal and external cost savings on to the customer;

•	Store Within a Store – a program to provide accountability to assistant managers and department managers as to merchandise planning and overall department performance; and

•	Store of the Community – a program to ensure that merchandise assortment fits the demographic needs of the local community.

In addition to these programs, we believe our broad assortment of merchandise that provides one-stop shopping, our high in-stock levels that provide confidence to our customers that we will have what they need, and our long operating hours that allow customers to shop at their convenience provide us with an additional competitive advantage.

Distribution During fiscal 2004, approximately 80% of the Discount Stores’ and Supercenters’ purchases of merchandise were shipped from Wal-Mart’s 90 distribution centers, of which 34 are general merchandise distribution centers, 30 are grocery distribution centers, seven are clothing distribution centers and 15 are specialty distribution centers. The specialty distribution centers ship merchandise such as jewelry, tires, optical, product returns, and pharmaceuticals. The balance of merchandise purchased was shipped directly to stores from suppliers. Additionally, the Company operates three import distribution centers and one distribution center for online orders placed via www.walmart.com. The 90 distribution centers are located throughout the continental United States. Ten distribution centers are located in Texas, nine in Arkansas; eight in Georgia; five in Indiana; four in each of California, New York and Ohio; three in each of Florida, Missouri, North Carolina, Pennsylvania and Virginia; two each in Alabama, Arizona, Illinois, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Utah and Wisconsin; and one each in Colorado, Iowa, Kansas, Maryland, Michigan, New Hampshire, New Mexico, Nebraska, Nevada, Oklahoma, and Oregon. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

SAM’S CLUB Operating Segment

The SAM’S CLUB segment had net sales of $34.5 billion, $31.7 billion and $29.4 billion for the fiscal years ended January 31, 2004, 2003, and 2002, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income.

General We operate SAM’S CLUBs in 48 states. SAM’S CLUBs facility sizes generally range between 70,000 and 190,000 square feet, with the average SAM’S CLUB facility being approximately 127,000 square feet. SAM’S CLUB provides to its members a broad assortment of merchandise and services on-line through the internet at www.samsclub.com.

Merchandise SAM’S CLUB offers bulk displays of name-brand merchandise, including hardgoods, some soft goods, institutional-size grocery items, and selected private-label items under the “Member’s Mark” and “Bakers & Chefs” brands. Generally, each SAM’S CLUB also carries software, electronics, jewelry, floral, sporting goods, toys, tires, stationery and books. Most Clubs have fresh departments, which include bakery, meat, produce, floral and Sam’s Cafe. Additionally, a significant number of our Clubs offer photo processing, pharmaceuticals, optical departments and gasoline stations.

During the fiscal year ended January 31, 2004, sales in the SAM’S CLUB segment, which are subject to seasonal variance, by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Food	30
Sundries	28
Hardlines	20
Service Businesses	15
Softlines	7

100%

Operations Operating hours for SAM’S CLUBs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m. Additionally, all Club locations offer a Gold Key program that permits Business Members to shop before the regular opening hours Monday through Saturday, starting at 7:00 a.m.

SAM’S CLUBs are membership only, cash-and-carry operations. Limited credit facilities are available to include the “SAM’S Direct” commercial finance program and “Business Revolving Credit” available to qualifying business members. Also, we make a “Personal Credit” program available to qualifying club members and accept the Discover Card in all Clubs. Credit extended to members under these programs is without recourse to the Company. Club members include businesses and those individuals who are members of certain qualifying organizations, such as credit union members. In fiscal 2004, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. In addition, business members can add up to eight business associates for $30 each. The annual membership fee for an individual “Advantage” member is $35 for the primary membership card with a spouse card available at no additional cost. The SAM’S CLUB PLUS Membership program offers additional benefits and services such as insurance services, roadside assistance, credit card processing, payroll processing, dental discount networks, and 401(k) and retirement programs. The annual membership fee for a PLUS Member is $100.

Seasonal Aspects of Operations The SAM’S CLUB operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition SAM’S CLUBs compete with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors. We also compete with other retailers for desirable new club sites. Our ability to offer low prices and quality merchandise determines our competitive position in the warehouse club industry.

Distribution During fiscal 2004, approximately 63% of the SAM’S CLUB purchases were shipped from the SAM’S CLUB segment’s dedicated distribution facilities. Suppliers shipped the balance of the SAM’S CLUB purchases directly to SAM’S CLUB locations. The principal focus of our SAM’S CLUB’s distribution operations is on crossdocking product, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers without storage in between. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour. A combination of seven Company owned and operated distribution facilities and 12 third-party owned and operated facilities constitute the overall distribution structure for the SAM’S CLUB segment. Two of the Company owned and operated facilities are located in Texas with one located in each of Arizona, Arkansas, Colorado, Minnesota and Indiana. Of the third-party owned and operated facilities, one of each is located in California, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. SAM’S CLUB uses a combination of our private truck fleet as well as common carriers to transport our non-perishable merchandise from distribution centers to our Clubs. However, we contract with common carriers to transport our perishable grocery merchandise from distribution centers to our Clubs.

International Operating Segment

Our International segment is comprised of our operations through wholly-owned subsidiaries in Argentina, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, our operations through majority-owned subsidiaries in Brazil and Mexico and our operations through joint ventures in China. Wal-Mart’s portion of the results of our unconsolidated 37.8% minority interest in Japanese retailer, Seiyu, is included in the Other segment. The International segment’s net sales for the fiscal years ended January 31, 2004, 2003 and 2002, were $47.6 billion, $40.8 billion and $35.5 billion, respectively. During the most recent fiscal year, no single location accounted for as much as 1% of total Company sales or net income.

General Operating formats vary by country, but include Discount Stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom; SAM’S CLUBs in Brazil, Canada, China, Mexico, and Puerto Rico; Superamas (traditional supermarket), Bodegas (combination discount and grocery store), Suburbias (specialty department store) and Vips (restaurant) in Mexico; Todo Dias (combination discount and grocery store) in Brazil; Neighborhood Markets (traditional supermarkets) in China; ASDA stores (combination grocery and apparel store) and George stores (apparel store) in the United Kingdom; and Amigo supermarkets in Puerto Rico.

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

Competition The International operating segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety, specialty and wholesale sectors of the retail market in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International segment determines, to a large extent, our competitive position. In our international units, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

Distribution The International segment operates export consolidation facilities in California, Florida and Texas in support of product flow to its Mexican, Asian, and Latin American markets. We operate a total of 53 distribution facilities that are located in Argentina, Brazil, Canada, China, Germany, Puerto Rico, the United Kingdom and Mexico. Through these facilities, we process and distribute both imported and domestic product to the operating units. During fiscal 2004, approximately 76% of the International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s purchases directly to our stores in the various countries in which we operate. A combination of Company owned and operated distribution facilities and third-party facilities makes up the overall distribution structure for International logistics.

Employees (Associates)

As of January 31, 2004, the Company employed approximately 1.5 million Associates worldwide, with approximately 1.2 million Associates in the United States and approximately 360,000 Associates in foreign countries. Most Associates participate in incentive programs, which provide the opportunity to receive additional compensation based upon the Company’s productivity or profitability.

Our Website and Availability of SEC Reports

Our corporate website is located at www.walmartstores.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website, the address of which is

http://investor.walmartstores.com/phoenix.zhtml?c=112761&p=irol-sec

ITEM 2. PROPERTIES

The number and location of domestic and international Wal-Mart Discount Stores, Supercenters and SAM’S CLUBs and other formats is incorporated by reference to the table under the caption “Fiscal 2004 End-of-Year Store Count” included in the Annual Report to Shareholders for the year ended January 31, 2004, which information we have included as an exhibit to this Annual Report.

As of January 31, 2004, we own 2,102 of the properties on which our domestic Discount Stores, Neighborhood Markets and Supercenters are located and 389 of the properties on which our domestic SAM’S CLUBs are located. In some cases, we own the land associated with leased buildings in which our Discount Stores, Neighborhood Markets, Supercenters and SAM’S CLUBs are located. We either lease the remaining buildings in which our present domestic locations are located from a commercial property developer, lease them pursuant to sale/leaseback arrangements or lease them from a local governmental entity in connection with industrial revenue bond financing arrangements. All store leases provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

We use independent contractors to construct our buildings.

Domestically, we operated 90 Wal-Mart distribution facilities and 19 SAM’S CLUB distribution facilities as of January 31, 2004. With the exception of 12 SAM’S CLUB distribution facilities that are leased, we own the remaining distribution facilities, several of which are subject to mortgages granted to secure loans obtained to finance their development. We also lease some of the distribution facilities under industrial development bond financing arrangements that provide us with the option to purchase those facilities at the end of the lease term for nominal amounts.

We own the office facilities in Bentonville, Arkansas that serve as our home office. We lease an office facility in Brisbane, California that serves as the home office for Wal-Mart.com

We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2004, we own 9 properties in Argentina, 14 properties in Brazil, 51 properties in Canada, 1 property in China, 19 properties in Germany, 15 properties in South Korea, 316 properties in Mexico, 7 properties in Puerto Rico and 176 properties in the United Kingdom in which the operating units are located, with the remaining units in each country being leased. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Outside the United States, we utilized 53 distribution facilities as of January 31, 2004. Of these 53 distribution facilities, we owned 29 and leased 1. Third parties own and operated the remaining 23 distribution facilities.

ITEM 3. LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements,” in Note 8 to our financial statements, which is captioned “Litigation,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.:

Wage and Hour “Off the Clock” Class Actions: Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. (“USDC”), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist.

Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, USDC, Middle Dist. of AL, Northern Div., 2/24/03; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County,2/6/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, CA, 10/24/03; UFCW v. WM, Superior Ct. of CA, Alameda County, CA, 10/30/03.

Exempt Status Cases: Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02; Comer v. WM, Western Dist. of MI, Northern Div., 2/27/04; Sepulveda v. WM, Superior Ct. of CA, Los Angeles County, CA, 1/14/04; LaMonica v. WM, Superior Ct. of CA, Los Angeles County, CA, 2/20/04.

Dukes v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01.

COLI Litigation: Mayo v. Hartford Life Ins. Co., USDC, Southern Dist. of TX, Houston Div., 6/28/01; Waller v. AIG Life Ins. Co., USDC, Northern Dist. of TX, Fort Worth Div., 7/3/01; Rice v. WM, USDC, Dist. of NH, 7/23/02; Miller v. WM, USDC, Southern Dist. of TX, Houston Div., 10/22/02; Lewis v. WM, USDC, Northern Dist. of OK, 12/18/02.

Mauldin v. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01.

EEOC (Smith) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

Item Pricing Litigation: Herman v. WM, 11/27/02; Downing v. WM, 11/26/02; Carmel v. WM, 12/5/02; Sullivan v. WM, 12/6/02; Cutlip v. WM, 12/5/02; Cameron v. WM, 12/20/02; Tierney v. WM, 12/24/02; Middlesex Superior Ct., MA.

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

During fiscal 2001, the State of Connecticut filed suit against the Company in the Superior Court for the Judicial District of Hartford alleging various violations of state environmental laws and alleging that the Company failed to obtain the appropriate permits or failed to maintain required records relating to storm water management practices at 12 stores. In December 2003, the State filed an amended complaint alleging that the Company also had discharged wastewater associated with vehicle maintenance activities and photo processing activities without proper permits. The suit seeks to ensure the Company’s compliance with the general permits applicable to those activities.

The United States Environmental Protection Agency (“EPA”) has alleged that the Company and some of its construction contractors have violated the EPA’s stormwater regulations on specific sites primarily in Colorado and Utah, but also in other parts of the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by a national consent decree entered into between the Company and the EPA in August 2001. Serving the Notice of Dispute initiated an informal dispute resolution process in accordance with the terms of the consent decree. The Company also filed a copy of the Notice of Dispute with the United States District Court for the Western District of Arkansas.

On July 29, 2002, the EPA advised the Company that it had initiated an investigation involving the Company’s compliance with sections 608 and 609 of the Clean Air Act and regulations promulgated thereunder with regard to the sales of Class I and Class II refrigerant products. The statutes provide that the sales of these products are restricted to persons and/or entities which are properly licensed. The EPA asserts that, during the relevant time period, the Company made approximately 20 such sales to non-licensed persons and/or entities. The Company has reached an agreement to settle these allegations without admitting any wrongdoing or violations of the statutes by paying a $400,000 civil penalty and entering into a Consent Decree with the EPA. When approved by the court, the Consent Decree will require that the Company comply fully with the relevant Clean Air Act sections and regulations in the future.

In August 2003, the Company was served with a grand jury subpoena in connection with an investigation by the Office of District Attorney of Harris County, Texas. The subpoena seeks information related to the waste disposal activities of one of the Company’s photo processing labs. The Company is cooperating with the investigation.

In the Spring of 2003, an investigation was initiated by the Florida Department of Environmental Protection (“FDEP”) in connection with the Company’s alleged failure to comply with certain rules and regulations governing the ownership and operation of above-ground storage tank systems as set forth in Chapter 62-761, Florida Administrative Code. Negotiations between the Company and the FDEP to resolve this matter have commenced.

III. IMMIGRATION MATTER: On or about October 30, 2003, Wal-Mart was formally advised by the United States Attorney for the Middle District of Pennsylvania that it was the “target” of a federal grand jury investigation. The notice from the government did not identify the nature of the allegations against Wal-Mart, but rather generally indicated that Wal-Mart was the target of a grand jury investigation assessing potential violations of Federal law including conspiracy, aiding and abetting transporting illegal aliens and encouraging illegal aliens to reside in the United States, all for the purpose of commercial advantage or private financial gain, and aiding and abetting the unlawful employment of illegal aliens. Wal-Mart believes the grand jury investigation relates to its relationship with certain third-party contractors providing floor cleaning services to Wal-Mart and those contractors’ alleged employment of individuals who may be in the United States illegally. The Grand Jury investigation is on-going. Any potential liability on the part of the Company cannot be determined at this time.

On or about November 10, 2003, a civil action was filed against the Company in the United States District Court for the District of New Jersey, captioned Zavala et al. v. Wal-Mart Corporation, et al., Case No. 03-CV-5309. This complaint asserts claims under the Fair Labor Standards Act, the Racketeer Influenced Corrupt Organizations Act, and various statutory causes of action and common law torts arising from the Company’s relationship with certain third-party contractors responsible for providing floor cleaning services in its stores. Any potential liability on the part of the Company cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the “Number of Shareholders of Record” under the caption “11-Year Financial Summary”, and all the information under the captions “Market Price of Common Stock,” “Listings—Stock Symbol: WMT” and “Dividends Per Common Share” included in the Annual Report to Shareholders for the year ended January 31, 2004. Such information is included in an exhibit to this Annual Report.

Information about our equity compensation plans is incorporated by reference to all information under the caption “Equity Compensation Plan Information” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 4, 2004 (the “Proxy Statement”).

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption “11-Year Financial Summary” included in the Annual Report to Shareholders for the year ended January 31, 2004. Such information is included in an exhibit to this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated by reference to all information under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2004. Such information is included in an exhibit to this Annual Report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is incorporated by reference to all information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2004. Such information is included in an exhibit to this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Auditors” included in the Annual Report to Shareholders for the year ended January 31, 2004. Such information is included in an exhibit to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to Management in a timely fashion. An evaluation of the effectiveness of the design and operation of Wal-Mart’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))(“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the Company’s directors and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to all information under the captions entitled “Nominees for Election to the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
S. Robson Walton	Chairman of the Board.	1992	59

David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer of the Company.	2000	68

H. Lee Scott, Jr.	President and Chief Executive Officer. From January 1999 to January 2000, he served as Vice Chairman and Chief Operating Officer of the Company. From January 1998 to January 1999, he served as Executive Vice President and President and Chief Executive Officer of the Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President – Merchandising of the Company.	2000	55

Thomas M. Coughlin	Vice Chairman of the Board. From April 2003 to June 2003, he served as Executive Vice President and Vice Chairman of Wal-Mart Stores, Inc. (USA). From August 2002 to April 2003, he served as Executive Vice President and Chief Executive Officer of the Wal-Mart Stores and SAM’S CLUB Divisions. From January 1999 to August 2002, he served as Executive Vice President and President and Chief Executive Officer of the Wal-Mart Stores Division. From January 1998 to January 1999, he served as Executive Vice President and Chief Operating Officer of the Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President—Store Operations of the Company.	2003	54

Michael T. Duke	Executive Vice President and President and Chief Executive Officer of the Wal-Mart Stores Division. From July 2000 to April 2003, he served as Executive Vice President of Administration. From March 2000 to July 2000, he served as Executive Vice President of Logistics. From July 1995 to March 2000, he served as Senior Vice President of Logistics. Prior to July 1995, he served as Senior Vice President of Distribution.	2003	54

B. Kevin Turner	Executive Vice President and President and Chief Executive Officer of the SAM’S CLUB Division. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of the Information Systems Division. From March 2000 to September 2001, he served as Senior Vice President and Chief Information Officer of the Information Systems Division.	2002	38

Thomas D. Hyde	Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2002, he served as Executive Vice President and Senior General Counsel. Prior to July 2001, he served as Senior Vice President and General Counsel of Raytheon Company since 1992.	2001	55

John B. Menzer	Executive Vice President and President and Chief Executive Officer of Wal-Mart International. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer of the Company.	1999	53

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer of the Company. From February 1997 to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	51

Charles M. Holley, Jr.	Senior Vice President and Controller of the Company. From March 1999 to January 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Wal-Mart International. From October 1996 to March 1999 he served as Vice President and Chief Financial Officer of Wal-Mart International.	2003	47

Additional information regarding our Board and Committee Governing Documents, our Audit Committee, our director nomination process, and our Code of Ethics for senior financial officers required by this item is incorporated by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to all information under the caption entitled “Compensation of Directors,” “Compensation, Nominating and Governance Committee Report on Executive Compensation,” “Summary Compensation,” “Option Grants In Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” included in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to all information under the caption entitled “Stock Ownership”, subcaptions “Holdings of Major Shareholders” and “Holdings of Officers and Directors” included in our Proxy Statement. In addition, please refer to Part II, Item 5 for information relating to the Equity Compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to all information under the caption “Related-Party Transactions” included in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to all information under the caption “Ratification of Independent Accountants” included in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 & 2 Consolidated Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements, which appears on page 26 of this Annual Report, are incorporated by reference herein or filed as part of this Form 10-K.

3	Exhibits

The following documents are filed as exhibits to this Form 10-K:

3	(a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3	(b)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

4	(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4	(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4	(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4	(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4	(e)	Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4	(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4	(g)	Indenture dated as of July 5, 2001, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4	(h)	Indenture dated as of December 11, 2002, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

+ 10	(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10	(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

+ 10	(c)	1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10	(d)	1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10	(e)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+ 10	(f)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

+ *10	(g)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003.

+ 10	(h)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997.

+ 10	(i)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ 10	(j)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ *10	(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 as amended through January 15, 2004.

+ *10	(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 as amended and restated effective February 1, 2003.

+ 10	(m)	The Rules of the Asda Sharesave Plan 2000 are incorporated by reference to Exhibit 10(m) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2003.

+ 10	(n)	The Asda Colleague Share Ownership Plan 1999 is incorporated by reference to Exhibit 10(n) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2003.

*12		Statement re computation of ratios.

*13		The Annual Report to Shareholders for the year ending January 31, 2004. All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2004 is filed with the Commission. The balance of this information in the Annual Report to Shareholders will be furnished to the Commission in accordance with Item 601(13) of Regulation S-K.

*21		List of the Company’s Subsidiaries.

*23		Consent of Independent Auditors.

*31		Chief Executive Officer and Chief Financial Officer Section 302 Certifications.

**32		Chief Executive Officer and Chief Financial Officer Section 906 Certifications.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report

(b) Reports on Form 8-K.

(1)	The Company furnished a report on Form 8-K on February 18, 2003, providing under Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure” a press release issued by the Company regarding its results of operations for its fourth quarter and its fiscal year ended January 31, 2003.

(2)	The Company filed a report on Form 8-K on February 19, 2003 reporting under Item 5. “Other Events and Required FD Disclosure” that Mr. Charles M. Holley became Senior Vice President and Controller of the Company effective January 21, 2003 and will be the principal accounting officer of the Company.

(3)	The Company furnished a report on Form 8-K/A on February 21, 2003 providing under Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure” a corrected copy of the press release issued on February 18, 2003.

(4)	The Company filed a report on Form 8-K on February 24, 2003 reporting under Item 5. “Other Events” that the Company completed the sale to Morgan Stanley & Co. Incorporated of $1,500,000,000 aggregate principal amount of the Company’s Floating Rate Notes Due 2005 pursuant to a Pricing Agreement dated as of February 18, 2003 by and between the Company and Morgan Stanley & Co. Incorporated. The Company included under Item 7. “Financial Statements and Exhibits” the material documentation regarding the sale of the Company’s Floating Rate Notes Due 2005.

(5)	The Company filed a report on Form 8-K on April 29, 2003 reporting under Item 5. “Other Events” that the Company completed the underwritten offer and sale of $1,500,000,000 aggregate principal amount of the Company’s 4.55% Notes Due 2013 pursuant to a Pricing Agreement (the “Pricing Agreement”) dated as of April 22, 2003 by and between the Company and Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co., acting for themselves and as the representatives for the other underwriters named in Schedule I of the Pricing Agreement. The Company included under Item 7. “Financial Statements and Exhibits” the material documentation regarding the sale of the Company’s 4.55% Notes Due 2013.

(6)	The Company furnished a report on Form 8-K on May 7, 2003 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on May 8, 2003 disclosing information regarding the Company’s results of operations for its fiscal quarter ended April 30, 2003.

(7)	The Company furnished a report on Form 8-K on May 13, 2003 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on May 13, 2003 disclosing information regarding the Company’s results of operations for its fiscal quarter ended April 30, 2003.

(8)	The Company furnished a report on Form 8-K on August 7, 2003 providing under Item 12. “Results of Operations and Financial Condition” a press release issued on August 7, 2003 disclosing information regarding the Company’s expected results of operations for its fiscal quarter ended July 31, 2003.

(9)	The Company furnished a report on Form 8-K on August 13, 2003 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on August 13, 2003 disclosing information regarding the Company’s results of operations for its fiscal quarter ended July 31, 2003.

(10)	The Company filed a report on Form 8-K on September 30, 2003 reporting under Item 5. “Other Events” that the Company completed the underwritten offer and sale of $1,000,000,000 aggregate principal amount of the Company’s 3.375% Notes Due 2008 pursuant to a Pricing Agreement (the “Pricing Agreement”) dated as of September 25, 2003 by and between the Company and J.P. Morgan Securities Inc. and Credit Suisse First Boston LLC, acting for themselves and as the representatives for the other underwriters named in Schedule I of the Pricing Agreement. The Company included under Item 7. “Financial Statements and Exhibits” the material documentation regarding the sale of the Company’s 3.375% Notes Due 2008. In addition, the Company furnished under Item 9. “Regulation FD Disclosure” information regarding certain reclassifications and restatements of amounts included in the consolidated balance sheets and consolidated statements of results of operations of the Company and its subsidiaries.

(11)	The Company filed a report on Form 8-K on October 7, 2003 reporting under Item 5. “Other Events” that the Company completed the underwritten offer and sale of $1,000,000,000 aggregate principal amount of the Company’s 3.375% Notes Due 2008 pursuant to a Pricing Agreement (the “Pricing Agreement”) dated as of September 25, 2003 by and between the Company and J.P. Morgan Securities Inc. and Credit Suisse First Boston LLC, acting for themselves and as the representatives for the other underwriters named in Schedule I of the Pricing Agreement. The Company included under Item 7. “Financial Statements and Exhibits” the Opinion of Hughes & Luce, L.L.P. regarding the legality of the Company’s 3.375% Notes Due 2008.

(12)	The Company furnished a report on Form 8-K on November 13, 2003 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on November 13, 2003 disclosing information regarding the Company’s results of operations for its fiscal quarter ended October 31, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Report to Shareholders (page)
Covered by Report of Independent Auditors:

Consolidated Statements of Income for each of the three years in the period ended January 31, 2004	33

Consolidated Balance Sheets at January 31, 2004 and 2003	34

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended January 31, 2004	35

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2004	36

Notes to Consolidated Financial Statements, except Note 12	37

Not Covered by Report of Independent Auditors:

Note 12—Quarterly Financial Data (Unaudited)	52

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

Wal-Mart Stores, Inc.

DATE: April 9, 2004	By	/s/ H. Lee Scott, Jr.

H. Lee Scott, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 9, 2004	By	/s/ H. Lee Scott, Jr.

H. Lee Scott, Jr. President, Chief Executive Officer and Director

DATE: April 9, 2004	By	/s/ S. Robson Walton

S. Robson Walton Chairman of the Board and Director

DATE: April 9, 2004	By	/s/ David D. Glass

David D. Glass Chairman, Executive Committee of the Board and Director

DATE: April 9, 2004	By	/s/ Thomas M. Schoewe

Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 9, 2004	By	/s/ Charles M. Holley, Jr.

Charles M. Holley, Jr. Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 9, 2004	By	/s/ James W. Breyer

James W. Breyer Director

DATE: April 9, 2004	By	/s/ M. Michele Burns

M. Michele Burns Director

DATE: April 9, 2004	By	/s/ Thomas M. Coughlin

Thomas M. Coughlin Director

DATE: April 9, 2004	By	/s/ Stanley C. Gault

Stanley C. Gault Director

DATE: April 9, 2004	By	/s/ Roland A. Hernandez

Roland A. Hernandez Director

DATE: April 9, 2004	By	/s/ Dawn G. Lepore

Dawn G. Lepore Director

DATE: April 9, 2004	By	/s/ John D. Opie

John D. Opie Director

DATE: April 9, 2004	By	/s/ J. Paul Reason

J. Paul Reason Director

DATE: April 9, 2004	By	/s/ Jack C. Shewmaker

Jack C. Shewmaker Director

DATE: April 9, 2004	By	/s/ Jose H. Villarreal

Jose H. Villarreal Director

DATE: April 9, 2004	By	/s/ John T. Walton

John T. Walton Director