Form 10-Q
period 2004-04-30
WAL MART STORES INC
filed 2004-06-04
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 4,269,432,743 shares as of May 14, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended April 30,
	2004	2003
Revenues:
Net sales	$64,763	$56,718
Other income, net	680	506

	65,443	57,224
Costs and expenses:
Cost of sales	49,969	43,918
Operating, selling and general and administrative expenses	11,869	10,216

Operating income	3,605	3,090

Interest:
Debt	185	175
Capital leases	65	75
Interest income	(42)	(38)

Interest, net	208	212

Income from continuing operations before income taxes and minority interest	3,397	2,878
Provision for income taxes	1,189	1,006

Income from continuing operations before minority interest	2,208	1,872
Minority interest	(42)	(42)

Income from continuing operations	2,166	1,830
Income from discontinued operation, net of tax	—	31

Net income	$2,166	$1,861

Net income per common share:
Net income per common share from continuing operations	$0.50	$0.41
Net income per common share from discontinued operation	—	0.01

Basic and diluted net income per common share	$0.50	$0.42

Weighted-average number of common shares - basic	4,294	4,386
Weighted-average number of common shares - diluted	4,302	4,395

Dividends declared per common share – See Note 6	$0.52	$0.09

See accompanying notes.

Page 2 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

	April 30, 2004 (Unaudited)	April 30, 2003 (Unaudited)	January 31, 2004 (* Note)
ASSETS

Cash and cash equivalents	$3,828	$2,468	$5,199
Receivables	1,230	989	1,254
Inventories	28,320	26,004	26,612
Prepaid expenses and other	1,375	961	1,356
Current assets of discontinued operation	—	1,144	—

Total current assets	34,753	31,566	34,421

Property, plant and equipment, at cost	73,619	62,898	70,795
Less accumulated depreciation	16,511	13,843	15,594

Property, plant and equipment, net	57,108	49,055	55,201

Property under capital leases	5,172	4,859	5,092
Less accumulated amortization	1,813	1,648	1,763

Property under capital leases, net	3,359	3,211	3,329

Goodwill	10,134	9,317	9,882
Other assets and deferred charges	2,226	2,687	2,079
Other assets of discontinued operation	—	740	—

Total assets	$107,580	$96,576	$104,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Commercial paper	$4,161	$857	$3,267
Accounts payable	19,001	17,408	18,932
Dividends payable	1,642	—	—
Accrued liabilities	9,937	8,669	10,742
Accrued income taxes	1,588	1,143	1,377
Long-term debt due within one year	4,548	3,545	2,904
Obligations under capital leases due within one year	189	160	196
Current liabilities of discontinued operation	—	299	—

Total current liabilities	41,066	32,081	37,418

Long-term debt	17,468	17,939	17,102
Long-term obligations under capital leases	3,032	3,000	2,997
Deferred income taxes and other	2,171	1,971	2,288
Long-term liabilities of discontinued operation	—	12	—
Minority interest	1,459	1,373	1,484

Common stock and capital in excess of par value	2,613	2,405	2,566
Retained earnings	38,292	38,400	40,206
Other accumulated comprehensive income	1,479	(605)	851

Total shareholders’ equity	42,384	40,200	43,623

Total liabilities and shareholders’ equity	$107,580	$96,576	$104,912

*	Note: The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date and condensed.

See accompanying notes.

Page 3 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$2,166	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,037	888
Decrease in accounts receivable	137	554
Increase in inventories	(1,630)	(1,521)
Increase (decrease) in accounts payable	(7)	1,005
Decrease in accrued liabilities	(983)	(134)
Other	147	(8)

Net cash provided by operating activities of continuing operations	867	2,614
Net cash provided by operating activities of discontinued operation	—	39

Net cash provided by operating activities	867	2,653

Cash flows from investing activities:
Payments for property, plant and equipment	(2,645)	(1,996)
Disposal of assets	242	79
Investment in international operations	(315)	—
Other investing activities	20	104

Net cash used in investing activities of continuing operations	(2,698)	(1,813)
Net cash used in investing activities of discontinued operation	—	(41)

Net cash used in investing activities	(2,698)	(1,854)

Cash flows from financing activities:
Increase (decrease) in commercial paper	894	(1,723)
Proceeds from issuance of long-term debt	2,015	3,039
Dividends paid	(558)	(395)
Payment of long-term debt	(37)	(996)
Purchase of Company stock	(1,943)	(816)
Other financing activities	22	(69)

Net cash provided by (used in) financing activities	393	(960)

Effect of exchange rates on cash	67	(109)

Net decrease in cash and cash equivalents	(1,371)	(270)
Cash and cash equivalents at beginning of year *	5,199	2,758

Cash and cash equivalents at end of period **	$3,828	$2,488

Supplemental disclosure of cash flow information:
Income taxes paid	$973	$586
Interest paid	$293	$351

*	Includes cash and cash equivalents of discontinued operation of $22 million at January 31, 2003.
**	Includes cash and cash equivalents of discontinued operation of $20 million at April 30, 2003.

See accompanying notes.

Page 4 of 20 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of April 30, 2004 and 2003, and the related consolidated statements of income for the quarters ended April 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the quarters ended April 30, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders for the fiscal year ended January 31, 2004. Therefore, the interim financial statements should be read in conjunction with that annual report to shareholders. Certain reclassifications have been made to prior periods to conform to the current period presentation.

In February 2004, the Company completed its purchase of Bompreço S.A. Supermercados do Nordeste (“Bompreço”), a supermarket chain in northern Brazil with 118 hypermarkets, supermarkets and mini-markets. The purchase price was approximately $315 million, net of cash acquired. The results of operations for Bompreço, which were not material, have been included in the Company’s consolidated financial statements since the date of acquisition.

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted average of 8.5 million and 9.1 million shares for the quarters ended April 30, 2004, and 2003, respectively.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all domestic merchandise inventories, except SAM’S CLUB merchandise, which is based on average cost using the LIFO method. Inventories of international operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. The Company’s inventories at LIFO approximate FIFO.

NOTE 4. Segments

The Company and its subsidiaries are principally engaged in the operation of mass merchandising stores located in all 50 states, Argentina, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Brazil and Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Discount Stores, Supercenters and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. As of April 30, 2004, the Company owns a 37.8% interest in The Seiyu, Ltd. (“Seiyu”) with warrants to purchase up to 69.4% of that company. Seiyu operates over 400 stores located throughout Japan.

Page 5 of 20 (Form 10-Q)

The Company accounts for its ownership interest in Seiyu using the equity method of accounting in the “Other” caption. The Company’s share of Seiyu’s results was not material to the quarters ended April 30, 2004 and 2003. The amounts under the caption “Other” in the following table also include corporate overhead.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income from continuing operations before income taxes and minority interest appear in the following tables.

Net sales by operating segment were as follows (in millions):

	Quarter Ended April 30,
	2004	2003
Wal-Mart Stores	$43,571	$38,618
SAM’S CLUB	8,641	7,822
International	12,551	10,278

Total Net Sales	$64,763	$56,718

Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Quarter Ended April 30,
	2004	2003
Wal-Mart Stores	$3,121	$2,752
SAM’S CLUB	267	204
International	563	384
Other	(346)	(250)

Operating income	3,605	3,090
Interest expense, net	208	212

Income from continuing operations before income taxes and minority interest	$3,397	$2,878

The Company’s adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” during the quarter ended April 30, 2003 decreased operating income in that quarter by $51 million, $36 million and $67 million for the Wal-Mart Stores, SAM’S CLUB and International segments, respectively.

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	April 30, 2004	April 30, 2003	January 31, 2004
International	$9,829	$8,913	$9,577
SAM’S CLUB	305	305	305
Other	—	99	—

Total goodwill	$10,134	$9,317	$9,882

The change in International segment goodwill during the first quarter of fiscal 2005 is primarily the result of foreign exchange rate fluctuations. Goodwill also increased by an insignificant amount as the result of the Company’s purchase of Bompreço. The goodwill amounts presented at April 30, 2003 do not include $132 million of goodwill related to McLane Company, Inc. (“McLane”), which was sold in May 2003.

Page 6 of 20 (Form 10-Q)

NOTE 5. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting adjustments. Comprehensive income was $2.8 billion and $1.8 billion for the quarters ended April 30, 2004, and 2003, respectively.

NOTE 6. Common Stock Dividends

During the first quarter of fiscal 2005, the Company’s Board of Directors declared an annual dividend of $2.2 billion, or $0.52 per share, on shares of the Company’s common stock. Historically, the Company’s Board of Directors has declared the Company’s dividends quarterly. The fiscal 2005 dividend is payable in equal quarterly per share amounts on April 5, June 7, and September 7, 2004 and January 3, 2005 to holders of record on March 19, May 21, August 20 and December 17, 2004, respectively.

NOTE 7. New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) as amended by FIN 46-R. This interpretation addresses the consolidation of business enterprises (“variable interest entities”) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests or sufficient equity, a company’s exposure (“variable interest”) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and the results of operations of the variable interest entity in its financial statements.

The Company adopted the provisions of FIN 46-R for the year ended January 31, 2004, for any variable interest entities created after January 31, 2003, and any variable interest entities that are special purpose entities with no impact on our financial statements. At April 30, 2004, the Company adopted the provisions of FIN 46-R for variable interest entities created before February 1, 2003. This adoption did not have a material impact on the Company’s financial condition or results of operations.

Note 8. Contingencies

The Company is involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. The lawsuits discussed below, if decided adversely to or settled by the Company, may result in liability material to the Company’s financial condition or results of operations. The Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. In accordance with FASB Statement No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company’s consolidated financial statements.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are hourly associates who allege, among other things, that the Company forced them to work “off the clock” and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied in North Carolina, Georgia, Texas, Ohio, Louisiana, Wisconsin, West Virginia, Florida, and Michigan. Some or all of the requested classes have been certified in Indiana, Massachusetts, Minnesota, California, Oregon, and Colorado.

Page 7 of 20 (Form 10-Q)

The California Department of Labor Standards Enforcement has initiated an investigation of Wal-Mart and SAM’S CLUB for alleged failures to comply with California wage-and-hour laws. In addition, two putative class actions have been filed in California challenging the methodology of payments made under various Associate incentive and bonus plans.

The Company is currently a defendant in two putative class actions brought on behalf of assistant store managers who challenge their exempt status under the FLSA, both of which are pending in federal court in Michigan. Two similar putative class actions challenging the exempt status of Wal-Mart assistant store managers and photo-center managers under California law have been filed in Los Angeles County Superior Court. No determination has been made as to class certification in any of these cases.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a putative class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorneys’ fees. A hearing on class certification was held on September 24, 2003, but the court has not yet issued a ruling. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such a class. If the Court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability could be material to the Company, as could employment-related injunctive measures, which would result in increased costs of operations on an ongoing basis.

The Company is a defendant in four putative class-action lawsuits, three of which are pending in Texas, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate-Owned Life Insurance (“COLI”) policies lacked an insurable interest in the lives of the employees who were the insured under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs assert other causes of action, and seek punitive damages. Class certification has not been decided in any of these cases. In January 2004, the parties to the first-filed Texas lawsuit signed a settlement agreement, which must be approved by the court in order to become effective. If approved by the court, the settlement will include all Texas COLI claimants who do not opt out of the settlement class. The amount to be paid by Wal-Mart under the contemplated settlement will not have a material impact on the Company’s financial condition or results of operations. In the Oklahoma litigation, the court has deferred ruling on plaintiffs’ request to add 11 additional states to the litigation, pending a ruling on the Company’s motion for summary judgment.

The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class-action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company’s motion to reconsider that ruling. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001, to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest, and attorneys’ fees. The complaint alleges that the Company’s Health Plan violates Title VII’s prohibition against gender discrimination in that the Health Plan’s Reproductive Systems provision does not provide coverage for prescription contraceptives.

The Company is a defendant in a lawsuit that was filed on August 31, 2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is an action brought by the EEOC on behalf of Janice Smith and

Page 8 of 20 (Form 10-Q)

all other females who made application or transfer requests at the London, Kentucky, Distribution Center from 1995 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The class seeks back pay for those females not selected for hire or transfer during the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification.

Note 9. Discontinued Operation

On May 23, 2003, the Company completed the sale of McLane for $1.5 billion in cash. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and notes reflect the operations of McLane as a discontinued operation.

Following is summarized financial information for McLane operations (in millions):

Quarter Ended April 30, 2003
Net sales	$3,221

Income from discontinued operation	50
Income tax expense	19

Income from discontinued operation, net of tax	$31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our financial statements as of January 31, 2004, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations both contained in our Annual Report on Form 10-K for the year ended January 31, 2004.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparative store sales. Segment operating income refers to income before interest, unallocated corporate expenses and income taxes. Comparative store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. We consider comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since that date. Stores that were expanded or relocated during that period are not included in the calculation. Comparative store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

Page 9 of 20 (Form 10-Q)

On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. (“McLane”), one of our wholly-owned subsidiaries, for $1.5 billion. On May 23, 2003, the transaction was completed and McLane was sold. As a result of this sale, we have classified McLane as a discontinued operation in the discussions and comparisons of the current and prior fiscal year quarters ended April 30.

Key Items in the First Quarter

Significant financial items related to the first quarter of fiscal 2005 include:

•	Net sales for the first quarter of fiscal 2005 increased 14.2% to $64.8 billion from $56.7 billion in the first quarter of fiscal 2004. Income from continuing operations increased 18.4% to $2.2 billion.

•	Total assets increased 11.4% from April 30, 2003 to $107.6 billion at April 30, 2004.

•	Domestic comparative store sales increased 6.4% for the quarter ended April 30, 2004, which compares to a 2.2% increase for the quarter ended April 30, 2003. Comparative store sales at our Wal-Mart Stores segment increased 5.9% for the first quarter of fiscal 2005 compared with 2.1% in the first quarter of fiscal 2004. SAM’S CLUB’s comparative store sales increased 8.8% in the first quarter of fiscal 2005 compared with 2.2% in the first quarter of fiscal 2004.

•	Net sales at our International segment increased 22.1% when compared with the first quarter of fiscal 2004.

•	When compared to the first quarter of fiscal 2004, our Wal-Mart Stores, SAM’S CLUB and International segment operating income for the first quarter of fiscal 2005 increased 13.4%, 30.9% and 46.6%, respectively. Operating income for the first quarter of fiscal 2004 was impacted by a change in the accounting for supplier allowance programs.

•	Our Board of Directors declared an annual dividend of $0.52 per share, an increase of 44% over fiscal year 2004. Previous dividends were declared on a quarterly basis.

Results of Operations

The Company and each of its operating segments had net sales (in millions) for the quarters ended April 30, 2004 and 2003 as follows:

	Quarter ended April 30, 2004		Quarter ended April 30, 2003
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$43,571	67.3%	$38,618	68.1%	12.8%
SAM’S CLUB	8,641	13.3%	7,822	13.8%	10.5%
International	12,551	19.4%	10,278	18.1%	22.1%

Total Net Sales	$64,763	100.0%	$56,718	100.0%	14.2%

Our total net sales increased in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004. This net sales increase resulted from our domestic and international expansion programs and a domestic comparative store sales increase of 6.4% for the quarter ended April 30, 2004.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the Wal-Mart Stores segment are largely due to the favorable impact of foreign exchange on the International segment’s net sales in the first quarter of fiscal 2005. The decrease in the SAM’S CLUB segment’s net sales as a percent of total net sales resulted from the more rapid development of new stores in the International segment and the Wal-Mart Stores segment than the SAM’S CLUB segment.

Our total gross profit as a percentage of sales (our “gross margin”) increased from 22.6% in the first quarter of fiscal 2004 to 22.8% during the first quarter of fiscal 2005.

Page 10 of 20 (Form 10-Q)

Because the Wal-Mart segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the increase in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of sales were 18.3% for the first quarter of fiscal 2005, up from 18.0% in the corresponding period in fiscal 2004. This increase was primarily due to increases in wage, insurance, utility and fuel costs.

Interest, net, remained relatively unchanged in the first quarter of fiscal 2005 when compared with the first quarter of fiscal 2004.

In the first quarter of fiscal 2005, we earned income from continuing operations of $2.2 billion, an 18.4% increase over the first quarter of fiscal 2004. The adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” (“EITF 02-16”) in the quarter ended April 30, 2003 resulted in a decrease to income from continuing operations in that quarter of $154 million.

Net income for the first quarter of fiscal 2005 increased 16.4% over the first quarter of fiscal 2004 largely as a result of the increase in income from continuing operations described above. Our effective income tax rate for the first quarter of fiscal 2005 and 2004 was 35%.

Wal-Mart Stores Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2004	$43,571	12.8%	$3,121	13.4%	7.2%
2003	$38,618	9.0%	$2,752	8.1%	7.1%

The first quarter fiscal 2005 sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion during the first quarter of fiscal 2005 consisted of the opening of 1 Discount Store (net of closures), 3 Neighborhood Markets and 62 Supercenters (including 51 conversions of existing Discount Stores into Supercenters). The comparative store sales increase for the segment was 5.9% for the first quarter of fiscal 2005. The increase in comparative store sales is due to increased grocery sales and the impact of leap year on the first quarter of fiscal 2005, which added an additional day of sales when compared to the first quarter of fiscal 2004.

Segment operating income as a percent of segment net sales remained relatively unchanged, despite an increase in operating expenses as a percent of segment net sales. Operating expenses as a percent of segment net sales increased 0.2%, primarily as a result of higher wage, utility and insurance costs. An increase in gross margin offset the increase in operating expenses. The increase in gross margin resulted from improved merchandising which led to increased sales of items carrying higher margins. In particular, we saw improved performance from apparel. Also, continued reductions in merchandise costs from our global sourcing initiatives positively impacted gross margin. The adoption of EITF 02-16 in the quarter ended April 30, 2003 resulted in a decrease to the Wal-Mart Stores segment operating income in that quarter of $51 million.

Page 11 of 20 (Form 10-Q)

SAM’S CLUB Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase (decrease)from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2004	$8,641	10.5%	$267	30.9%	3.1%
2003	$7,822	7.2%	$204	(5.6%)	2.6%

The SAM’S CLUB segment’s sales increase for the first quarter of fiscal 2005 resulted from the SAM’S CLUB segment’s continued expansion activities since April 30, 2003, which resulted in the addition of 12 Clubs, and sales increases in comparable Clubs. The SAM’S CLUB comparative sales increase was 8.8% for the quarter ended April 30, 2004. Comparative store sales grew in the first quarter of fiscal 2005 due to our continued focus on the business member and the impact of leap year on the first quarter of fiscal 2005, which added an additional day of sales when compared to the first quarter of fiscal 2004.

The increase in the segment’s operating income as a percentage of segment sales for the first quarter of fiscal year 2005 resulted primarily from improvements in margin, as well as the adoption of EITF 02-16 during the quarter ended April 30, 2003. Gross margin in the first quarter of fiscal 2005 increased when compared to gross margin in the first quarter of last year. The increase in gross margin was due to the growth in sales of fresh and specialty items which carry higher margins. The adoption of EITF 02-16 in the first quarter of fiscal 2004 resulted in a decrease to SAM’S CLUB’s operating income in that quarter of $36 million.

International Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2004	$12,551	22.1%	$563	46.6%	4.5%
2003	$10,278	14.3%	$384	13.3%	3.7%

International segment net sales for the first quarter of fiscal 2005, when compared to net sales in the same period in fiscal 2004, increased as a result of favorable exchange rate movements (primarily in the British Pound, Euro and Canadian Dollar), continued expansion activities within the segment and improved operating results. The first quarter impact of expansion in the International segment included the acquisition of Bompreço S.A. Supermercados do Nordeste, which resulted in the addition of 118 hypermarkets, supermarkets and mini-markets in northern Brazil, and the opening of 11 additional units (net of closures) in other countries. Changes in foreign currency rates had a favorable impact of $1.1 billion on net sales during the quarter.

The International segment’s operating income increased as a percent of segment sales from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 primarily as a result of the adoption of EITF 02-16 during the quarter ended April 30, 2003, a $38 million favorable impact of changes in foreign currency rates and the decrease of operating expenses as a percentage of segment net sales resulting from cost control measures in the segment. The adoption of EITF 02-16 in the first quarter of fiscal 2004 resulted in a decrease to the International segment’s operating income in that quarter of $67 million.

Page 12 of 20 (Form 10-Q)

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by operating activities of continuing operations in the first quarter of fiscal 2005 were $867 million, compared with $2.6 billion for the comparable period in fiscal 2004. The decrease in operating cash flow from continuing operations is primarily attributable to differences in the timing of payroll and incentive compensation distributions, as well as international supplier payments, in 2005 compared with 2004.

During the first three months of fiscal 2005, we paid dividends of $558 million, made $2.6 billion in capital expenditures, issued long-term debt totaling $2.0 billion, issued $894 million of commercial paper (net of commercial paper repaid in that period) and repurchased 33.2 million of the outstanding shares of our common stock for approximately $1.9 billion.

Working Capital

Current liabilities exceeded current assets at April 30, 2004 by $6.3 billion, an increase of $3.3 billion from January 31, 2004. The ratio of our current assets to our current liabilities was 0.8 to 1.0, at April 30, 2004, 0.9 to 1.0 at January 31, 2004, and 1.0 to 1.0 at April 30, 2003. The decrease in the ratio from January 31, 2004 to April 30, 2004 is due to an increase in dividends payable, resulting from an annual dividend being declared in the first quarter of fiscal 2005, and the timing of items discussed under the heading “Overview.”

Company Stock Repurchase Program and Common Stock Dividends

During January 2004, our Board of Directors authorized a new $7 billion share repurchase program. During the first quarter of fiscal 2005, we repurchased $1.9 billion of shares under this repurchase program. Prior to the first quarter of fiscal 2005, we purchased $559 million of shares under the repurchase program. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. At April 30, 2004, $4.5 billion additional shares may be repurchased under the current authorization.

In March 2004, we announced that we had increased the annual dividend on our common stock by 44% to $0.52 per share. This annual dividend was declared in entirety in March 2004 and is payable in equal quarterly per share payments over the course of fiscal year 2005. Historically, the Company’s Board of Directors has declared the Company’s dividends quarterly. We have increased our dividend every year since our first declared dividend in March 1974.

Capital Resources

In February and March 2004, we sold notes totaling $1.25 billion and $750 million, respectively. These notes bear interest of 4.125% and mature in February 2011. The proceeds from the sale of these notes were used for general corporate purposes. Following these debt issuances, we may issue an additional $4 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission.

If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At April 30, 2004, April 30, 2003 and January 31, 2004, the ratio of our debt to our total capitalization was 41%, 39% and 38%, respectively.

Page 13 of 20 (Form 10-Q)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2004 are similar to those disclosed in our Form 10-K for the year ended January 31, 2004.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 26 through 30 of the Annual Report to Shareholders for the year ended January 31, 2004, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2004, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (our “Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. (“USDC”), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM,

Page 14 of 20 (Form 10-Q)

Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Orange County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, CA, 10/24/03; Chabak v. WM, Superior Ct. of CA, Alameda County, CA, 10/30/03.

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

The United States Environmental Protection Agency (“EPA”) and the states of Tennessee and Utah have alleged that the Company and some of its construction contractors have violated the EPA’s stormwater regulations at specified sites around the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by a national consent decree entered into between the Company and the EPA in August 2001. Serving the Notice of Dispute initiated an informal dispute resolution process in accordance with the terms of the consent decree. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay a $3.1 million civil penalty and entering into a new consent decree.

Page 15 of 20 (Form 10-Q)

On July 29, 2002, the EPA advised the Company that it had initiated an investigation involving the Company’s compliance with sections 608 and 609 of the Clean Air Act and regulations promulgated thereunder with regard to the sales of Class I and Class II refrigerant products. The statutes provide that the sales of these products are restricted to persons and/or entities which are properly licensed. The EPA asserted that, during the relevant time period, the Company made approximately 20 such sales to non-licensed persons and/or entities. The Company has settled these allegations without admitting any wrongdoing or violations of the statutes by paying a $400,000 civil penalty and entering into a consent decree with the EPA.

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

III. IMMIGRATION MATTER: On or about October 30, 2003, Wal-Mart was formally advised by the United States Attorney for the Middle District of Pennsylvania that it was the “target” of a federal grand jury investigation. The notice from the government did not identify the nature of the allegations against Wal-Mart, but rather generally indicated that Wal-Mart was the target of a grand jury investigation assessing potential violations of Federal law including conspiracy, aiding and abetting, transporting illegal aliens, and encouraging illegal aliens to reside in the United States, all for the purpose of commercial advantage or private financial gain, and aiding and abetting the unlawful employment of illegal aliens. Wal-Mart believes the grand jury investigation relates to its relationship with certain third-party contractors providing floor cleaning services to certain Wal-Mart stores, and those contractors’ alleged employment of individuals who may be in the United States illegally. The Grand Jury investigation is on-going. Any potential liability on the part of the Company cannot be determined at this time.

On or about November 10, 2003, a civil action was filed against the Company in the United States District Court for the District of New Jersey, captioned Zavala, et al. v. Wal-Mart Corporation, et al., Case No. 03-CV-5309. This complaint asserts claims under the Fair Labor Standards Act, the Racketeer Influenced Corrupt Organizations Act, and various statutory causes of action and common law torts arising from the Company’s relationship with certain third-party contractors responsible for providing floor cleaning services in its stores. Any potential liability on the part of the Company cannot be determined at this time.

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

In January 2004, our Board of Directors authorized and we announced a new $7 billion share repurchase program. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire if and when we have repurchased an aggregate of $7 billion of shares pursuant to this program.

Page 16 of 20 (Form 10-Q)

The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended April 30, 2004 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 1, 2004 through February 29, 2004	11,851	$57.32	11,843	$5,762,490
March 1, 2004 through March 31, 2004	8,508	$59.29	8,507	$5,258,187
April 1, 2004 through April 30, 2004	12,799	$58.04	12,797	$4,515,401

Total first quarter	33,158	$58.10	33,147	$4,515,401

(1)	Includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include statements under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to our ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities and our ability to sell our long-term securities. These statements are identified by the use of the word “anticipate.” These forward-looking statements are subject to risks, uncertainties and other factors, including, interest rate fluctuations, other capital market conditions, and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2004, which was filed with the SEC on April 9, 2004. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as an exhibit to this Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

Exhibit 3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991

Page 17 of 20 (Form 10-Q)

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 31.1	Chief Executive Officer Section 302 Certification

Exhibit 31.2	Chief Financial Officer Section 302 Certification

Exhibit 32.1	Chief Executive Officer Section 906 Certification

Exhibit 32.2	Chief Financial Officer Section 906 Certification

Exhibit 99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004.

(b)	Reports on Form 8-K.

The Company furnished a report on Form 8-K on February 5, 2004 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on February 5, 2004 disclosing information regarding the Company’s results of operations for its quarter ended January 31, 2004.

The Company filed a report on Form 8-K on February 19, 2004 reporting under Item 5. “Other Events” that the Company completed the sale of $1,250,000,000 aggregate principal amount of the Company’s 4.125% Notes Due 2011 pursuant to a Pricing Agreement (the “Pricing Agreement”) dated as of February 10, 2004 by and between the Company and Goldman, Sachs & Co., Lehman Brothers Inc. and Credit Suisse First Boston LLC, acting for themselves and as the representatives for the other underwriters named in Schedule I of the Pricing Agreement. The Company included under Item 7. “Financial Statements and Exhibits” the material documentation regarding the sale of the Company’s 4.125% Notes Due 2011.

The Company furnished a report on Form 8-K on February 19, 2004 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on February 19, 2004 disclosing information regarding the Company’s results of operations for the twelve months and its fiscal quarter ended January 31, 2004.

The Company filed a report on Form 8-K on March 15, 2004 reporting under Item 5. “Other Events” that the Company completed the sale of $750,000,000 aggregate principal amount of the Company’s 4.125% Notes Due 2011 pursuant to a Pricing Agreement dated as of March 8, 2004 by and between the Company and Goldman, Sachs & Co., Lehman Brothers Inc. and Credit Suisse First Boston LLC. The Company included under Item 7. “Financial Statements and Exhibits” the material documentation regarding the sale of the Company’s 4.125% Notes Due 2011.

Page 18 of 20 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 4, 2004	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and
Chief Executive Officer

Date: June 4, 2004	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President
and Chief Financial Officer

Page 19 of 20 (Form 10-Q)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

12	Ratio of Earnings to Fixed Charges

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Section 906 Certification

32.2	Chief Financial Officer Section 906 Certification

99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004.

Page 20 of 20 (Form 10-Q)