Form 10-K/A
period 2004-01-31
WAL MART STORES INC
filed 2004-08-26
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment Number 1 to the Annual Report of Wal-Mart on Form 10-K for the fiscal year ended January 31, 2004 is being filed solely to: (i) add a description of the Company’s covenants not to compete that include post-termination payments with its named executive officers to the information previously provided pursuant to Item 11 of Part III of Form 10-K, and (ii) add the Company’s covenants not to compete that include post-termination payments with its executive officers to the Exhibits filed pursuant to Item 15 of Form 10-K. The information contained in Wal-Mart’s Form 10-K for the fiscal year ended January 31, 2004 as originally filed with the Securities and Exchange Commission has not otherwise been updated or amended.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

This table shows the compensation paid during each of the Company’s last three fiscal years to Wal-Mart’s CEO and the four other most highly compensated executive officers, based on compensation earned during the fiscal year ended January 31, 2004.

	Annual compensation				Long-term compensation
Name and position	Fiscal year ended Jan. 31,	Salary ($)(1)	Incentive payment ($)(2)	Other annual compensation ($)(3)	Restricted stock awards ($)(4)	Number of Shares underlying options granted (5)	All other compensation ($)(6)
H. Lee Scott, Jr. President and CEO	2004 2003 2002	1,192,308 1,142,308 1,123,077	4,200,000 3,162,500 1,784,750	82,861 85,834 94,682	6,700,026 13,134,437 5,000,000	630,413 605,327 521,634	269,595 167,604 133,328
Thomas M. Coughlin Vice Chairman of the Board	2004 2003 2002	983,894 907,308 885,769	2,879,565 2,287,500 935,929	54,584 40,801 45,410	2,000,001 4,211,461 875,000	279,355 261,832 220,175	252,082 157,010 152,193
John B. Menzer Executive Vice President and President and CEO, International Division	2004 2003 2002	816,538 759,231 717,308	1,856,249 1,540,000 838,927	0 0 0	1,749,981 2,605,747 1,000,000	225,403 211,865 179,212	267,013 169,679 72,928
Thomas M. Schoewe Executive Vice President and Chief Financial Officer	2004 2003 2002	610,384 579,615 561,539	984,000 819,000 499,730	0 0 0	999,974 1,995,190 900,000	119,779 114,242 102,407	87,324 55,385 45,047
Michael T. Duke Executive Vice President and President and CEO, Wal-Mart Stores Division	2004 2003 2002	603,029 530,385 519,616	852,342 749,000 458,843	0 0 0	999,974 1,829,341 750,000	374,050 110,335 102,407	114,165 77,085 64,428

(1)	This column includes compensation earned during the fiscal year, but some amounts may be deferred. This column also includes compensation for an additional pay period in fiscal year 2002 because fiscal year 2002 had 27 pay periods rather than the normal 26 pay periods.

(2)	Incentive payments in this column were made under the MIP in connection with the Company’s performance in the January 31, 2002, 2003, and 2004 fiscal years, but were paid during the January 31, 2003, 2004, and 2005 fiscal years, respectively.

(3)	The other annual compensation for H. Lee Scott, Jr. includes $82,501 for personal use of a Company aircraft. The other annual compensation for Thomas M. Coughlin includes $49,769 for incentive interest payments on amounts deferred under the ODC Plan. For the other named executive officers, the amounts do not include the value of perquisites and other personal benefits because they do not exceed the lesser of $50,000 or ten percent of any such officer’s total annual salary and bonus.

(4)	The amounts in this column for fiscal year 2004 include a restricted stock award made on January 5, 2004. While the 2004 restricted stock award occurred during fiscal year 2004, it relates to compensation for the named officers for fiscal year 2005. The amounts in this column for fiscal year 2003 include two restricted stock awards that occurred on March 7, 2002 and January 9, 2003. With respect to the award that occurred on January 9, 2003, the Company awarded restricted stock to the named executive officers in the following amounts: H. Lee Scott, Jr. ($6,500,021), Thomas M. Coughlin ($2,000,010), John B. Menzer ($1,500,021), Thomas M. Schoewe ($1,000,031), and Michael T. Duke ($1,000,031) (the “January Restricted Stock”). While the January Restricted Stock award occurred during fiscal year 2003, it relates to compensation for the named executive officers for fiscal year 2004.

Listed below are the total number of shares of restricted stock owned by each of the following named executives as of January 31, 2004, and the total values thereof based on the market value of the Company’s Shares on January 31, 2004: H. Lee Scott, Jr., 674,953 shares of restricted stock ($36,346,219); Thomas M. Coughlin, 292,849 shares of restricted stock ($15,769,919); John B. Menzer, 214,411 shares of restricted stock ($11,546,032); Thomas M. Schoewe 155,726 shares of restricted stock ($8,385,845); and Michael T. Duke 126,049 shares of restricted stock ($6,787,739). Holders of shares of restricted stock receive the same cash dividends as other shareholders owning Shares.

(5)	The options shown for 2004 were granted on January 5, 2004.

(6)	“All other compensation” for the fiscal year ended January 31, 2004 includes Company contributions to the PS and 401(k) Plan, SERP, above-market interest credited on deferred compensation, and term life insurance premiums paid by Wal-Mart for the benefit of each officer. These amounts are shown in the following table:

Name	PS and 401(k) Plan	SERP contributions	Above- market interest	Life insurance premiums
H. Lee Scott, Jr.	$8,000	$175,062	$86,433	$100
Thomas M. Coughlin	$8,000	$129,415	$114,567	$100
John B. Menzer	$8,000	$ 90,869	$168,044	$100
Thomas M. Schoewe	$8,000	$ 51,796	$27,428	$100
Michael T. Duke	$8,000	$ 48,549	$57,516	$100

COMPENSATION PURSUANT TO STOCK OPTIONS

This table shows all options to acquire Shares granted to the named executive officers during the fiscal year ended January 31, 2004.

Option Grants In Last Fiscal Year

	Individual Grants
Name	Number of Shares underlying options granted (1)	Percent of total options granted to associates in fiscal year	Exercise price/Share (2)	Expiration date	Grant date present value (3)
H. Lee Scott, Jr.	630,413	5.0%	$52.12	1/4/14	$10,546,809
Thomas M. Coughlin	279,355	2.2%	$52.12	1/4/14	$ 4,673,609
John B. Menzer	225,403	1.8%	$52.12	1/4/14	$ 3,770,992
Thomas M. Schoewe	119,779	1.0%	$52.12	1/4/14	$ 2,003,903
Michael T. Duke	374,050	3.0%	$52.12	1/4/14	$ 6,257,857

(1)	These options were granted on January 5, 2004. Options were granted to other associates on January 9, 2004.

(2)	The exercise price generally equals the closing price of Shares on the date of grant. The options are exercisable in five equal annual installments beginning one year after the date of the grant. They expire ten years after the date of the grant.

(3)	The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the value of options granted on January 5, 2004: a 6.6 year expected life of the options; a dividend yield of 1.21%; expected volatility for Shares of .29; and a risk-free rate of return of 3.65%.

This table shows all stock options exercised by the named executives during the fiscal year ended January 31, 2004, and the number and value of options they held at fiscal year end.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

Name	Shares acquired on exercise	Value realized ($)(1)	Number of Shares underlying unexercised options at fiscal year end		Value of unexercised in-the-money options at fiscal year end ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
H. Lee Scott, Jr.	70,260	2,922,782	686,634	1,894,493	3,255,911	3,949,037
Thomas M. Coughlin	7,132	284,460	456,113	911,246	6,144,057	2,320,083
John B. Menzer	0	0	315,438	649,012	5,592,466	1,620,300
Thomas M. Schoewe	0	0	98,710	350,971	155,043	550,029
Michael T. Duke	0	0	258,446	624,425	6,705,549	2,700,705

(1)	The value realized equals the difference between the option exercise price and the closing price of Shares on the date of exercise, multiplied by the number of Shares to which the exercise relates.

(2)	The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of Shares at fiscal year end, multiplied by the number of Shares underlying the options. The closing price of Shares on Friday, January 30, 2004, as reported in The Wall Street Journal, was $53.85.

COMPENSATION OF DIRECTORS

The annual retainer for the outside directors upon their election to the Board on June 6, 2003 was $60,000, which, at the director’s election, could be taken in cash, Shares, deferred in stock units, or deferred in an interest bearing account. The interest rate on the interest bearing account was approved by the CNGC based on the ten-year treasury rate plus 270 basis points and was 6.73 percent for the calendar year ending December 31, 2003, and was set at 6.95 percent for the calendar year ending December 31, 2004. Each outside director also received 1,951 Shares on June 6, 2003. The Chair of the Audit Committee of the Board received an additional retainer of $15,000, the Chair of the CNGC received an additional retainer of $10,000, and the Chair of the Strategic Planning and Finance Committee of the Board (“SPFC”) received an additional retainer of $10,000. Through June 5, 2003, outside directors were paid $1,500 per day, not exceeding 30 days, for additional work performed on behalf of the Board. Under this policy, one director was paid $1,500 during this period. Directors were not paid for meeting attendance but were reimbursed for expenses incurred in attending the meetings.

During the fiscal year ended January 31, 2004, Jack C. Shewmaker received the following benefits from the Company: monitoring of a home security system, long-distance telephone service, and a membership at the Company’s fitness center. Mr. Shewmaker also received health and life insurance coverage through June 2003, for which he reimbursed the Company for the premiums.

COMPENSATION PURSUANT TO COVENANT NOT TO COMPETE

The Company has entered into a covenant not to compete that includes post-termination payments with each of the named executive officers. Each agreement prohibits the executive, for a period of two years following his termination of employment with the Company for any reason, from participating in a business that competes with the Company and from soliciting the Company’s associates for employment. For purposes of the agreements, a “competing business” includes any retail, wholesale or merchandising business that sells products of the type sold by the Company at retail, is located in a country in which the Company has a store or in which the executive knows the Company expects to have a store within the next two years, and has annual retail sales revenue of at least $2 billion. Each agreement also provides that, if the executive’s employment is terminated by the Company for any reason other than the executive’s violation of Company policy, the Company will continue to pay the executive’s base salary for two years following termination of employment, less any earnings the executive receives from other employment. The agreements with Messrs. Scott, Coughlin, Menzer and Duke provide for an option grant to each executive covering a number of shares of Company common stock equal to 100% of the executive’s base salary. Stock options based on the post-termination agreements with these executives were granted in 1998.

COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

Compensation Philosophy:    The Company’s executive compensation program is designed to: (1) provide fair compensation to executives based on their performance and contributions to the Company, (2) provide incentives to attract and retain key executives, and (3) instill a long-term commitment to the Company and develop pride and a sense of Company ownership, all in a manner consistent with shareholders’ interests.

The CNGC reviews and approves the compensation of the Company’s President and CEO and the other executive officers who serve as members of the Board, and approves the compensation of the other executive officers who are subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16 Officers”). As a part of its oversight of the Company’s compensation programs, the CNGC also reviews the compensation of the members of the Executive Committee of the Company who are not Section 16 Officers.

The compensation package of all executive officers has three main parts: (1) base salary, which is reviewed annually; (2) equity compensation consisting of stock options and, for certain executives, restricted stock; and (3) annual incentive payments under the Wal-Mart Stores, Inc. Management Incentive Plan, as amended (the “MIP”). Other elements of the Company’s executive compensation package include a deferred compensation plan, a profit sharing and 401(k) plan (effective in 2003, the Company’s profit sharing plan and 401(k) plan were merged into one plan), a supplemental executive retirement plan, and a stock purchase plan.

Under the Wal-Mart Stores, Inc. Officer Deferred Compensation Plan (the “ODC Plan”), officers, including executive officers, may defer up to 100 percent of their base salary and annual MIP incentive awards. Interest accrues on amounts deferred at an interest rate set annually by the CNGC which, for the 2003 and 2004 ODC Plan years described below, was based on the ten-year treasury rate plus 270 basis points. The CNGC set the interest rate at 6.73 percent for the 2004 ODC Plan year, which began on April 1, 2003, and ended on March 31, 2004. The CNGC set the interest rate at 6.85 percent for the 2003 ODC Plan year, which began on April 1, 2002, and ended on March 31, 2003.

The ODC Plan provides an incentive payment as a reward for participants who have remained with the Company and participated in the ODC Plan for ten or more consecutive years. After ten years from the initial year of deferral of compensation, the Company credits the deferral account with an increment equal to 20 percent of the sum of the principal amount deferred (limited to a maximum of 20 percent of base salary) plus accrued interest (“20% Increment”) in each of the first six years after the executive’s initial deferral. In the eleventh and subsequent years, the 20% Increment is credited based on the amount deferred five years earlier. In addition, after the fifteenth year from the initial deferral under the ODC Plan, the Company credits the deferral account with ten percent of the principal amount deferred (limited to a maximum of 20 percent of base salary) plus accrued interest (“10% Increment”) in each of the first six years after the executive’s initial deferral. In the sixteenth and subsequent years, the 10% Increment is credited based on the amount deferred ten years earlier.

As of March 31, 2004, 236 officers, including ten executive officers, were participating in the ODC Plan. The executive officers have deferred a total of $13.0 million in salary and $23.4 million in annual incentive payments under the MIP, as of March 31, 2004. The total amount of all compensation deferred under the ODC Plan by executive officers, as of March 31, 2004, including salary, incentive payments under the MIP, and the 20% and 10% Increments (plus interest accrued on these amounts), is $52.4 million, with the earliest contributions included in that amount beginning in 1978.

In addition, all associates, including executive officers, are eligible to participate in the Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (the “SERP”). With the SERP, amounts that ordinarily would be contributed by the Company under the Wal-Mart Profit Sharing and 401(k) Plan (the “PS and 401(k) Plan”), but for the limitation on compensation and the maximum limitations on allocations under the Internal Revenue Code or due to the executive’s deferral under the ODC Plan, are credited to the participant’s account in the SERP (the limit on compensation used in calculating contributions to the Company’s defined contribution plans was $200,000 for the fiscal year ending January 31, 2004). These amounts are credited with earnings or charged with losses as if they were credited to the participant’s profit sharing portion of the PS and 401(k) Plan. The SERP account is payable in a lump sum after termination of employment and is not eligible for the special tax treatment that payments from the PS and 401(k) Plan receive.

The CNGC’s executive compensation philosophy is that a majority of overall compensation should be in at-risk equity to focus management on the long-term interests of shareholders and to align the interests of the executive officers with the Company’s long-term goals. Accordingly, in determining or approving the compensation of the Company’s executive officers, the CNGC generally places less emphasis on base salary and employee benefits than on annual incentives and equity-based compensation.

The executive compensation package generally is targeted to place executive officers’ total compensation in the top quartile of a select group of peer retail companies, assuming maximum performance goals are achieved by the Company. This select group of peer retail companies consists of several retailers in the United States from various retail segments (other than the Company), ranked by total sales (the “Peer Group Survey”). In addition, the Company’s executive compensation package is generally targeted to be at approximately the median for the top U.S. 50 companies (other than the Company) ranked by market capitalization (the “Top 50”), assuming maximum performance goals are achieved by the Company. The Peer Group Survey does not include the same companies that are included in the S&P 500 Retailing Index in the stock performance graph because the CNGC believes that it is more appropriate to compare compensation of executive officers of the Company with that of executives in comparable companies based on both size and industry.

For information on compensation paid to executives in comparable positions in the Peer Group Survey and the Top 50, the CNGC reviewed data obtained from outside compensation consultants. In setting or approving compensation of the Company’s executive officers, the CNGC reviews and considers the allocation of total compensation (among salary, annual incentive payments, and equity compensation components) paid by companies in the Peer Group Survey and the Top 50. However, the CNGC makes a subjective judgment as to the appropriate allocation of total compensation among the various components in implementing its philosophy of providing a substantial portion of executive compensation in equity.

Base Salary:    Base salaries of Company executives are set with reference to the Company’s performance for the prior fiscal year and upon a subjective evaluation of each executive’s contribution to that performance. In evaluating overall Company performance, the primary focus is on the Company’s financial performance for the year as measured by net income, total sales, comparable store sales, return on shareholders’ equity, and other financial factors. Other criteria, including diversity performance and whether the Company conducted its operations in accordance with the business and social standards expected of its associates, shareholders, and the communities in which it operates, also are considered.

Equity Compensation:    Stock options generally are granted annually under the Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 (“SIP”) to link executives’ compensation to the long-term financial success of the Company, as measured by stock performance. Options generally have an exercise price equal to the closing price of a Share on the date of grant and have a ten-year term. They typically vest in equal annual installments, beginning one year from the date of grant. Options granted on or after January 28, 2000, vest in five annual installments.

The CNGC establishes awards of options for Section 16 Officers. The total number of options awarded to each executive generally is based on a dollar amount divided by the option’s exercise price. The dollar amount is the product of the executive’s base salary multiplied by a percentage. The percentage is determined by the CNGC based on a subjective evaluation of the portion of compensation paid in equity at companies in the Peer Group Survey and the Top 50, individual performance, Company objectives, and the objective of providing long-term, at-risk compensation as a substantial portion of total compensation. The CNGC also may make special stock option grants as a reward for performance or to induce an executive to become associated with or to remain with the Company.

In addition to options, the CNGC from time to time awards restricted stock under the SIP to Section 16 Officers. Awards may be made to incentivize certain executives in the performance of their jobs, or to induce certain executives to become associated with or to remain with the Company. The decision to grant awards of restricted stock, as well as the size of each award and the vesting schedule, is made by the CNGC based on the factors discussed in the prior paragraph.

Incentive Payments:    Annual incentive payments are made under the MIP, upon achievement of pre-established performance goals derived from a variety of performance measures available under the MIP. For the fiscal year ended January 31, 2004 (“fiscal year 2004”), annual incentive payments were based on improvements in pre-tax profits.

The CNGC assigned incentive payment levels as a percentage of base salary for achievement of the pre-tax profit performance goals for fiscal year 2004. These incentive payment levels were tied respectively to the achievement of threshold, business plan, and maximum performance objectives. Incentive payment levels ranging from a low of 35.7 percent of base salary at the threshold performance level to a high of 350 percent at the maximum level were payable under the plan to the executive officers. Unless the CNGC otherwise provides when the performance goals are established, if the Company fails to achieve its threshold performance target, no incentive award will be paid to any executive.

With respect to the executive officers, performance goals were based on overall corporate performance. For divisional executives, performance goals were based on a combination of corporate and divisional performance, with 50 percent of the incentive payment based on Company performance and 50 percent based on performance of the division for which the executive officer was responsible.

For fiscal year 2004, corporate pre-tax profits exceeded the maximum profit improvement target set by the CNGC. Associates whose performance goals are not based on divisional results received 100 percent of the maximum payout. Associates in the International Division and SAM’S CLUB Division also received 100 percent of the maximum payout as those divisions met their maximum performance goals. The Wal-Mart Stores Division did not meet its maximum pre-tax profit improvement target, though it exceeded threshold performance levels. As a result, associates in the Wal-Mart Stores Division only received 81.9 percent of the maximum incentive payment.

An additional incentive payment was available for fiscal year 2004 under the MIP if the Company and divisions achieved certain average inventory turns goals set by the CNGC. Certain executive officers and all the named executive officers, including H. Lee Scott, Jr., President and CEO, were not eligible for the additional incentive payment. If the Company and divisions met or exceeded the threshold for their pre-tax profit performance goals, and the Company and divisions met or exceeded their average inventory turns goals, an additional incentive payment would have been made in the amount of 15 percent of any incentive payment earned as a result of meeting or exceeding the threshold pre-tax profit performance goals. The Company did not meet its average inventory turns goals for fiscal year 2004, so neither the eligible executive officers nor other MIP participants received this additional incentive payment.

Compensation of the President and Chief Executive Officer:    The base salary of Mr. Scott was set at $1,200,000, effective March 22, 2003. On January 5, 2004, Mr. Scott was granted an option to purchase 630,413 Shares at an exercise price of $52.12 under the SIP relating to the Company’s performance during fiscal year 2004. Additionally, on January 5, 2004, Mr. Scott received an award of 128,550 shares of restricted stock under the SIP.

The CNGC’s determination of the compensation package for Mr. Scott is consistent with the overall compensation philosophy for other executive officers. Mr. Scott’s compensation is weighted heavily to long-term and at-risk forms of compensation that provide a greater link between the Company’s long-term strategy and Mr. Scott’s compensation. Particularly with respect to the long-term incentive component of Mr. Scott’s compensation, the CNGC considered objective factors, including the Company’s performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies in the Peer Group Survey, as well as competitive levels of compensation for chief executive officers managing operations of similar size, complexity and performance level, and the awards granted to Mr. Scott in prior years. In determining the amount of Mr. Scott’s base salary, as well as the number of shares of restricted stock and stock options to be granted, the CNGC also considered certain subjective factors, including Mr. Scott’s general knowledge of the retail business, his contribution to the Company’s past business success, and the CNGC’s belief that Mr. Scott has the vision and managerial capability to oversee the Company’s continued growth into the foreseeable future.

Mr. Scott also received an incentive payment of $4,200,000 under the MIP. The incentive payment was based on the Company’s achievement of the maximum level of pre-tax profit performance goals established by the CNGC and was paid in the current fiscal year but relates to performance during fiscal year 2004.

Deductibility of Compensation:    Internal Revenue Code Section 162(m) provides that compensation in excess of $1 million paid to certain executive officers is not deductible unless it is performance-based. Neither base salary nor restricted stock qualify as performance-based compensation under Section 162(m). It is the policy of the CNGC periodically to review and consider whether particular compensation and incentive payments to the Company’s executives will be deductible for federal income tax purposes. A significant portion of the Company’s executive compensation satisfies the requirements for deductibility under Internal Revenue Code Section 162(m). However, the CNGC retains the ability to evaluate the performance of the Company’s executives, including the CEO, and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation under federal tax law.

The CNGC submits this report:

Dawn G. Lepore

John D. Opie

Jose H. Villarreal, Chair

STOCK PERFORMANCE CHART

This graph shows Wal-Mart’s cumulative total shareholder return during the five fiscal years ended January 31, 2004. The graph also shows the cumulative total returns of the S&P 500 Index and the S&P 500 Retailing Index. The comparison assumes $100 was invested on January 31, 1999 in Shares and in each of the indices shown and assumes that all of the dividends were reinvested.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)	Exhibits

Exhibit Index

*3(a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

*3(b)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

*4(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

*4(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

*4(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

*4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

*4(e)	Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

*4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

*4(g)	Indenture dated as of July 5, 2001, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

*4(h)	Indenture dated as of December 11, 2002, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

+ *10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ *10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

+ *10(c)	1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ *10(d)	1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ *10(e)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+ *10(f)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

+ *10(g)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003 is incorporated herein by reference to Exhibit 10(g) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ *10(h)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997.

+ *10(i)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ *10(j)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ *10(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 as amended through January 15, 2004 is incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ *10(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 as amended and restated effective February 1, 2003 is incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ *10(m)	The Rules of the Asda Sharesave Plan 2000 are incorporated by reference to Exhibit 10(m) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2003.

+ *10(n)	The Asda Colleague Share Ownership Plan 1999 is incorporated by reference to Exhibit 10(n) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2003.

+ 10(o)	Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete, Together with Summary of Material Differences From Form of Agreement Filed Herewith.

*12	Statement re computation of ratios is incorporated herein by reference to Exhibit 12 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

*13	The Annual Report to Shareholders for the year ending January 31, 2004. All information incorporated by reference in Items 1, 2, 5, 6, 7 and 8 of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended January 31, 2004 is filed with the Commission. The balance of this information in the Annual Report to Shareholders will be furnished to the Commission in accordance with Item 601(13) of Regulation S-K is incorporated herein by reference to Exhibit 13 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

*21	List of the Company’s Subsidiaries is incorporated herein by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

*23	Consent of Independent Auditors is incorporated herein by reference to Exhibit 23 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

**31.1	Chief Executive Officer Section 302 Certifications.

**31.2	Chief Financial Officer Section 302 Certifications.

*32	Chief Executive Officer and Chief Financial Officer Section 906 Certifications, which were Exhibits 32.1 and 32.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

*	Previously filed as indicated and incorporated herein by reference from filings previously made by the Company.

**	Furnished herewith as an Exhibit.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 25, 2004	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer