Form 10-Q
period 2004-07-31
WAL MART STORES INC
filed 2004-09-03
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2004.

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

Common Stock, $.10 Par Value – 4,242,513,158 shares as of August 20, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues:
Net sales	$69,722	$62,637	$134,485	$119,354
Other income, net	744	595	1,424	1,101

	70,466	63,232	135,909	120,455

Costs and expenses:
Cost of sales	53,533	48,298	103,503	92,216
Operating, selling, general and administrative expenses	12,529	11,142	24,398	21,360

Operating income	4,404	3,792	8,008	6,879

Interest:
Debt	216	168	400	343
Capital leases	67	66	132	139
Interest income	(44)	(19)	(85)	(57)

Interest, net	239	215	447	425

Income from continuing operations before income taxes and minority interest	4,165	3,577	7,561	6,454
Provision for income taxes	1,458	1,253	2,646	2,259

Income from continuing operations before minority interest	2,707	2,324	4,915	4,195
Minority interest	(56)	(41)	(98)	(83)

Income from continuing operations	2,651	2,283	4,817	4,112
Income from discontinued operation, net of tax	—	161	—	193

Net income	$2,651	$2,444	$4,817	$4,305

Basic net income per common share:
Income from continuing operations	$0.62	$0.52	$1.13	$0.94
Income from discontinued operation	—	0.04	—	0.04

Basic net income per common share	$0.62	$0.56	$1.13	$0.98

Diluted net income per common share:
Income from continuing operations	$0.62	$0.52	$1.12	$0.94
Income from discontinued operation	—	0.04	—	0.04

Diluted net income per common share	$0.62	$0.56	$1.12	$0.98

Weighted-average number of common shares:
Basic	4,264	4,378	4,279	4,382
Diluted	4,272	4,388	4,287	4,392

Dividends declared per common share – See Note 6	$—	$0.09	$0.52	$0.18

See accompanying notes.

Page 2 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

	July 31, 2004 (Unaudited)	July 31, 2003 (Unaudited)	January 31, 2004 *
ASSETS

Cash and cash equivalents	$4,709	$4,472	$5,199
Receivables	1,280	1,099	1,254
Inventories	27,963	25,779	26,612
Prepaid expenses and other	1,664	1,053	1,356

Total current assets	35,616	32,403	34,421

Property, plant and equipment, at cost	76,875	66,801	71,601
Less accumulated depreciation	17,478	14,858	15,684

Property, plant and equipment, net	59,397	51,943	55,917

Property under capital leases	4,447	4,200	4,286
Less accumulated amortization	1,757	1,626	1,673

Property under capital leases, net	2,690	2,574	2,613

Goodwill	10,124	9,573	9,882
Other assets and deferred charges	2,232	2,426	2,079

Total assets	$110,059	$98,919	$104,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Commercial paper	$6,827	$1,600	$3,267
Accounts payable	18,998	16,780	18,932
Dividends payable	1,088	—	—
Accrued liabilities	10,840	9,765	10,741
Accrued income taxes	637	752	1,377
Long-term debt due within one year	4,415	3,623	2,904
Obligations under capital leases due within one year	202	177	196

Total current liabilities	43,007	32,697	37,417

Long-term debt	17,044	17,227	17,102
Long-term obligations under capital leases	3,100	2,980	2,997
Deferred income taxes and other	2,328	2,040	2,289
Minority interest	1,436	1,381	1,484

Common stock and capital in excess of par value	2,643	2,492	2,566
Retained earnings	39,427	39,837	40,206
Other accumulated comprehensive income	1,074	265	851

Total shareholders’ equity	43,144	42,594	43,623

Total liabilities and shareholders’ equity	$110,059	$98,919	$104,912

*	The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date and condensed.

See accompanying notes.

Page 3 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$4,817	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,068	1,842
Other	28	(41)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	70	320
Increase in inventories	(1,290)	(1,126)
Increase (decrease) in accounts payable	(17)	566
Increase (decrease) in accrued liabilities	(803)	595

Net cash provided by operating activities of continuing operations	4,873	6,268
Net cash provided by operating activities of discontinued operation	—	50

Net cash provided by operating activities	4,873	6,318

Cash flows from investing activities:
Payments for property, plant and equipment	(5,694)	(4,646)
Disposal of assets	507	241
Proceeds from sale of McLane	—	1,500
Investment in international operations	(315)	—
Other investing activities	(151)	125

Net cash used in investing activities of continuing operations	(5,653)	(2,780)
Net cash used in investing activities of discontinued operation	—	(176)

Net cash used in investing activities	(5,653)	(2,956)

Cash flows from financing activities:
Increase (decrease) in commercial paper	3,559	(2,473)
Proceeds from issuance of long-term debt	2,034	4,627
Dividends paid	(1,112)	(788)
Payment of long-term debt	(578)	(1,361)
Purchase of Company stock	(3,508)	(1,447)
Other financing activities	(116)	(113)

Net cash provided by (used in) financing activities	279	(1,555)

Effect of exchange rates on cash	11	(93)

Net increase (decrease) in cash and cash equivalents	(490)	1,714
Cash and cash equivalents at beginning of year *	5,199	2,758

Cash and cash equivalents at end of period	$4,709	$4,472

Supplemental disclosure of cash flow information:
Income taxes paid	$3,348	$2,317
Interest paid	$435	$442

*	Includes cash and cash equivalents of discontinued operation of $22 million at January 31, 2003.

See accompanying notes.

Page 4 of 21 (Form 10-Q)

WAL-MART STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of July 31, 2004 and 2003, and the related consolidated statements of income for the three and six-month periods ended July 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

In February 2004, the Company completed its purchase of Bompreço S.A. Supermercados do Nordeste (“Bompreço”), a supermarket chain in northern Brazil with 118 hypermarkets, supermarkets and mini-markets. The purchase price was approximately $315 million, net of cash acquired. The results of operations for Bompreço, which were not material to the Company, have been included in the Company’s consolidated financial statements since the date of acquisition.

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 7.7 million and 10.3 million for the three months ended July 31, 2004, and 2003, respectively, and 7.8 million and 9.8 million for the six months ended July 31, 2004 and 2003, respectively.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all domestic merchandise inventories, except SAM’S CLUB merchandise, which is based on average cost using the LIFO method. Inventories of international operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. The Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Segments

The Company and its subsidiaries are principally engaged in the operation of mass merchandising stores located in all 50 states, Argentina, Canada, Germany, Puerto Rico, South Korea and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Brazil and Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Discount Stores, Supercenters and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. At July 31, 2004, the Company owned approximately 37% of The Seiyu, Ltd. (“Seiyu”) with warrants to purchase up to approximately 69% of that company. Seiyu operates over 400 stores located throughout Japan. The Company includes its ownership interest in Seiyu, which is accounted for under the equity method, in the “Other” caption. The Company’s share of Seiyu’s results was not material to the three and six months ended July 31, 2004 and 2003. The amounts under the caption “Other” in the following table also include unallocated corporate overhead.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income from continuing operations before income taxes and minority interest appear in the following tables.

Page 5 of 21 (Form 10-Q)

Net sales by operating segment were as follows (in millions):

	Quarter Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Wal-Mart Stores	$46,914	$42,570	$90,485	$81,187
SAM’S CLUB	9,416	8,553	18,057	16,375
International	13,392	11,514	25,943	21,792

Total net sales	$69,722	$62,637	$134,485	$119,354

Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Quarter Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Wal-Mart Stores	$3,685	$3,317	$6,806	$6,069
SAM’S CLUB	352	309	619	513
International	748	561	1,311	945
Other	(381)	(395)	(728)	(648)

Operating income	4,404	3,792	8,008	6,879
Interest expense, net	239	215	447	425

Income from continuing operations before income taxes and minority interest	$4,165	$3,577	$7,561	$6,454

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	July 31, 2004	July 31, 2003	January 31, 2004
International	$9,819	$9,268	$9,577
SAM’S CLUB	305	305	305

Total goodwill	$10,124	$9,573	$9,882

The change in International segment goodwill during the second quarter of fiscal 2005 was primarily the result of foreign exchange rate fluctuations due mostly to the strengthening of the British Pound. Goodwill also increased by an insignificant amount as the result of the Company’s purchase of Bompreço.

NOTE 5. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which consist primarily of currency translation and hedge accounting adjustments. Comprehensive income was $2.2 billion and $3.3 billion for the three months ended July 31, 2004, and 2003, respectively, and $5.0 billion and $5.1 billion for the six months ended July 31, 2004 and 2003, respectively.

NOTE 6. Common Stock Dividends

During the first quarter of fiscal 2005, the Company’s Board of Directors declared an annual dividend of $0.52 per share, or $2.2 billion, on shares of the Company’s common stock. Historically, the Company’s Board of Directors has declared the Company’s dividends quarterly. The fiscal 2005 dividend is payable in equal quarterly per share amounts on April 5, June 7, and September 7, 2004 and January 3, 2005 to holders of record on March 19, May 21, August 20 and December 17, 2004, respectively.

NOTE 7. New Accounting Pronouncement

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) as amended by FIN 46-R. This interpretation addresses the consolidation of business enterprises (“variable interest entities”) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests or sufficient equity, a company’s exposure (“variable interest”) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and the results of operations of the variable interest entity in its financial statements.

Page 6 of 21 (Form 10-Q)

The Company adopted the provisions of FIN 46-R for the year ended January 31, 2004, for any variable interest entities created after January 31, 2003, and any variable interest entities that are special purpose entities. This adoption had no impact on our financial statements. At April 30, 2004, the Company adopted the provisions of FIN 46-R for variable interest entities created before February 1, 2003. This adoption did not have a material impact on the Company’s financial condition or results of operations.

NOTE 8. Contingencies

The Company is involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. The lawsuits discussed below, if decided adversely to or settled by the Company, may result in liability material to the Company’s financial condition or results of operations. The Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company’s consolidated financial statements.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly Associates who allege, among other things, that the Company forced them to work “off the clock” and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied or overturned in North Carolina, Georgia, Texas (state court), Ohio, Louisiana, Wisconsin, West Virginia, Florida, Arkansas, Maryland, Massachusetts, Indiana, and Michigan. Some or all of the requested classes have been certified in Minnesota, California, Oregon, Texas (federal court), and Colorado.

Two putative class actions have been filed in California challenging the methodology of payments made under various Associate incentive bonus plans, and a third putative class action in California asserts that the Company has omitted to include bonus payments in calculating Associates’ regular rate of pay for purposes of determining overtime.

The Company is currently a defendant in three putative class actions brought on behalf of assistant store managers who challenge their exempt status under the FLSA, two of which are pending in federal court in Michigan, and one of which is pending in federal court in New Mexico. A similar putative class action challenging the exempt status of Wal-Mart assistant store managers under California law has been filed in Los Angeles County Superior Court. No determination has been made as to class certification in any of these cases.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, compensatory damages including front pay and back pay, punitive damages, and attorneys’ fees. Following a hearing on class certification on September 24, 2003, on June 21, 2004, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the District Court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female Associates.

The Company believes that the District Court’s ruling is incorrect. The United States Court of Appeals for the Ninth Circuit has granted the Company’s petition for discretionary review of the ruling. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company. However, because of the uncertainty of the outcome of the appeal from the District Court’s certification decision, because of the uncertainty of the balance of the proceedings contemplated by the District Court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation.

The Company is a defendant in four putative class-action lawsuits, three of which are pending in Texas, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate-Owned Life Insurance (“COLI”) policies lacked an insurable interest in the lives of the employees who were insured under the policies, and

Page 7 of 21 (Form 10-Q)

seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs assert other causes of action, and seek punitive damages. In January 2004, the parties to the first-filed Texas lawsuit signed a settlement agreement, which received preliminary approval from the court on July 30, 2004. If finally approved by the court, the settlement will include all Texas COLI claimants who do not opt out of the settlement class. The amount to be paid by Wal-Mart under the contemplated settlement will not have a material impact on the Company’s financial condition or results of operations. In the Oklahoma litigation, the court has deferred ruling on plaintiffs’ request to add 11 additional states to the litigation, pending a ruling on the Company’s motion for summary judgment.

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

The Company is a defendant in a lawsuit that was filed on August 24, 2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is an action brought by the EEOC on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, Distribution Center from 1995 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The class seeks back pay for those females not selected for hire or transfer during the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification.

NOTE 9. Discontinued Operation

On May 23, 2003, the Company completed the sale of McLane Company, Inc. (“McLane”) for $1.5 billion in cash. In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and notes reflect the operations of McLane as a discontinued operation.

Following is summarized financial information for McLane operations (in millions):

	Quarter Ended July 31, 2003	Six Months Ended July 31, 2003
Net sales	$1,106	$4,327

Income from discontinued operation	$16	$67
Income tax expense	(6)	(25)
Gain on sale of McLane, net of $147 income tax expense	151	151

Income from discontinued operation, net of tax	$161	$193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our financial statements as of January 31, 2004, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended January 31, 2004.

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

Page 8 of 21 (Form 10-Q)

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

On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. (“McLane”), one of our wholly-owned subsidiaries, for $1.5 billion. On May 23, 2003, the transaction was completed. As a result of this sale, we have classified McLane as a discontinued operation in the financial statements and these discussions and comparisons of the current and prior fiscal year periods ended July 31.

Key Items in the Second Quarter of Fiscal 2005

Significant financial items related to the second quarter of fiscal 2005 include:

•	Net sales for the second quarter of fiscal 2005 increased 11.3% to $69.7 billion when compared with $62.6 billion in the second quarter of fiscal 2004. Income from continuing operations increased 16.1% to $2.7 billion.

•	Total assets increased 11.3% when compared with July 31, 2003 to $110.1 billion at July 31, 2004. During the first half of fiscal 2005, we made $5.7 billion of capital expenditures.

•	Domestic comparative store sales increased 4.1% for the quarter ended July 31, 2004, which compares with a 3.2% increase for the quarter ended July 31, 2003. Comparative store sales at our Wal-Mart Stores segment increased 3.2% for the second quarter of fiscal 2005 compared with 3.1% in the second quarter of fiscal 2004. SAM’S CLUB’s comparative store sales increased 8.8% in the second quarter of fiscal 2005 compared with 3.6% in the second quarter of fiscal 2004.

•	When compared with the second quarter of fiscal 2004, net sales at our International segment increased 16.3%, including a favorable impact of $465 million from changes in foreign currency rates.

•	When compared with the second quarter of fiscal 2004, our Wal-Mart Stores, SAM’S CLUB and International segment operating income for the second quarter of fiscal 2005 increased 11.1%, 13.9% and 33.3%, respectively. For each segment, segment operating income grew faster than segment net sales. Operating income in fiscal 2004 was impacted by a change in accounting for supplier allowance programs.

Results of Operations

Quarter ended July 31, 2004

The Company and each of its operating segments had net sales for the quarters ended July 31, 2004 and 2003 as follows (in millions):

	Quarter ended July 31, 2004		Quarter ended July 31, 2003
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$46,914	67.3%	$42,570	68.0%	10.2%
SAM’S CLUB	9,416	13.5%	8,553	13.6%	10.1%
International	13,392	19.2%	11,514	18.4%	16.3%

Total Net Sales	$69,722	100.0%	$62,637	100.0%	11.3%

The increase in our net sales resulted from our domestic and international expansion programs and a domestic comparative store sales increase of 4.1% for the quarter ended July 31, 2004.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the other segments are largely due to the faster pace of sales growth in the International segment and the favorable impact of foreign exchange on the International segment’s net sales in the second quarter of fiscal 2005 which amounted to $465 million. The slight decrease in the SAM’S CLUB segment’s net sales as a percent of total net sales also resulted from the more rapid development of new stores in the Wal-Mart Stores segment than the SAM’S CLUB segment.

Our total gross profit as a percentage of net sales (our “gross margin”) increased from 22.9% in the second quarter of fiscal 2004 to 23.2% during the second quarter of fiscal 2005. Additionally, because the Wal-Mart Stores and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the increase in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Page 9 of 21 (Form 10-Q)

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.0% for the second quarter of fiscal 2005, up from 17.8% in the corresponding period in fiscal 2004. This increase was primarily due to increases in wage, utility and insurance costs. During the quarter, our Wal-Mart Stores and SAM’S CLUB segments implemented a new job classification and pay structure for all hourly field Associates in the United States. The job classification and pay structure is designed to help maintain internal equity and external competitiveness.

Interest, net, as a percentage of net sales remained relatively unchanged in the second quarter of fiscal 2005 when compared with the second quarter of fiscal 2004. Interest on debt increased from the second quarter of fiscal 2004 due to a higher level of borrowings during fiscal 2005.

In the second quarter of fiscal 2005, we earned income from continuing operations of $2.7 billion, a 16.1% increase over the second quarter of fiscal 2004. Net income for the second quarter of fiscal 2005 increased 8.5% over the second quarter of fiscal 2004 largely as a result of the increase in income from continuing operations described above, net of the $161 million decrease in income from McLane, net of tax, which was disposed in the second quarter of fiscal 2004 and accounted for as a discontinued operation in that quarter. Our effective income tax rate for the second quarter of fiscal 2005 and 2004 was 35%.

Six months ended July 31, 2004

The Company and each of its operating segments had net sales for the six months ended July 31, 2004 and 2003 as follows (in millions):

	Six months ended July 31, 2004		Six months ended July 31, 2003
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$90,485	67.3%	$81,187	68.0%	11.5%
SAM’S CLUB	18,057	13.4%	16,375	13.7%	10.3%
International	25,943	19.3%	21,792	18.3%	19.0%

Total net sales	$134,485	100.0%	$119,354	100.0%	12.7%

The increase in our net sales resulted from our domestic and international expansion programs and a domestic comparative store sales increase of 5.2% for the six months ended July 31, 2004.

During the first half of fiscal 2005, foreign exchange had a $1.5 billion favorable impact on the International segment’s net sales which increased that segment’s net sales as a percentage of total net sales. The impact of foreign exchange on the International segment also caused a corresponding decrease in the Wal-Mart Stores and SAM’S CLUB segment net sales as a percentage of total net sales. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percent of total net sales resulted from the more rapid development of new stores in the International segment and the Wal-Mart Stores segment than the SAM’S CLUB segment.

Gross margin increased from 22.7% in the first half of fiscal 2004 to 23.0% during the first half of fiscal 2005. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating expenses as a percentage of net sales were 18.1% for the first half of fiscal 2005, up from 17.9% in the corresponding period in fiscal 2004. This increase was primarily due to increases in wage, insurance and utility costs.

Interest, net, as a percentage of net sales remained relatively unchanged in the first half of fiscal 2005 when compared with the first half of fiscal 2004. Interest on debt increased from the first half of fiscal 2004 due to a higher level of borrowings during fiscal 2005.

In the first half of fiscal 2005, we earned income from continuing operations of $4.8 billion, a 17.1% increase over the first half of fiscal 2004. Net income for the first six months of fiscal 2005 increased 11.9% over the first six months of fiscal 2004 largely as a result of the increase in income from continuing operations described above, net of the $193 million decrease in income from McLane, net of tax, which was disposed in the first half of fiscal 2004 and accounted for as a discontinued operation in that period. Our effective income tax rate for the first half of fiscal 2005 and 2004 was 35%.

Page 10 of 21 (Form 10-Q)

Wal-Mart Stores Segment

Quarter ended July 31, 2004

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2004	$46,914	10.2%	$3,685	11.1%	7.9%
2003	$42,570	10.2%	$3,317	9.3%	7.8%

The second quarter fiscal 2005 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion since July 31, 2003 has consisted of the opening of 43 Discount Stores (including the expansion or relocation of 4 existing Discount Stores, net of closures), 19 Neighborhood Markets and 80 Supercenters. Additionally, 149 Supercenters have been expanded, relocated or converted from existing Discount Stores since July 31, 2003. The comparative store sales increase for the segment was 3.2% for the second quarter of fiscal 2005. The increase in comparative store sales is primarily due to the increase in grocery sales over the second quarter of fiscal 2004, as well as increased sales in the pets, household paper goods, electronics, intimate apparel, toys and health and beauty aids categories. These increases were partially offset by weaker sales in the lawn and garden, cameras and accessories, automotive and hardware categories.

Segment operating income as a percent of segment net sales remained relatively unchanged, despite an increase in operating expenses as a percent of segment net sales. Operating expenses as a percent of segment net sales increased 0.2%, primarily as a result of higher wage, utility and insurance costs. An increase in gross margin offset the increase in operating expenses. The increase in gross margin resulted from continued reductions in merchandise costs from our global sourcing initiatives and a lower amount of markdowns, primarily in apparel, taken during the second quarter of fiscal 2005.

Six months ended July 31, 2004

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$90,485	11.5%	$6,806	12.1%	7.5%
2003	$81,187	9.6%	$6,069	8.7%	7.5%

The sales increase for the six months ended July 31, 2004 for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and a 4.5% comparative store sales increase. The increase in comparative store sales is largely due to increased grocery sales, increases in the pets, household paper goods, electronics, intimate apparel, toys and health and beauty aids categories and the impact of leap year on the first half of fiscal 2005, which added an additional day of sales when compared to the first six months of fiscal 2004. These increases were partially offset by weaker sales in other categories such as lawn and garden, cameras and accessories, automotive and hardware.

Segment operating income as a percent of segment net sales remained unchanged, despite an increase in operating expenses as a percent of segment net sales. Operating expenses as a percent of segment net sales increased 0.2%, primarily as a result of higher wage, utility and insurance costs. An increase in gross margin offset the increase in operating expenses. The increase in gross margin resulted from increased sales of items carrying higher margins and a decrease in markdowns, primarily in apparel, in the first six months of fiscal 2005. Also, continued reductions in merchandise costs from our global sourcing initiatives positively impacted gross margin.

Page 11 of 21 (Form 10-Q)

SAM’S CLUB Segment

Quarter ended July 31, 2004

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2004	$9,416	10.1%	$352	13.9%	3.7%
2003	$8,553	7.7%	$309	12.8%	3.6%

The SAM’S CLUB segment’s net sales increase for the second quarter of fiscal 2005 resulted from the growth in comparative Club sales and the segment’s continued expansion activities since July 31, 2003, which have resulted in the opening of 11 new Clubs and the relocation or expansion of 17 Clubs. The SAM’S CLUB second quarter comparative sales increase of 8.8% was due to our continued focus on the business member and strong sales in fresh categories, such as meat, bakery, produce, and floral, and specialty categories, such as fuel, photo, optical and pharmacy.

The increase in the segment’s operating income as a percentage of segment net sales for the second quarter of fiscal year 2005 resulted primarily from a reduction in operating expenses as a percentage of segment sales due to continued leverage of sales growth.

Six months ended July 31, 2004

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$18,057	10.3%	$619	20.7%	3.4%
2003	$16,375	7.5%	$513	4.7%	3.1%

The SAM’S CLUB segment’s net sales increase for the first half of fiscal 2005 resulted from sales increases in comparable Clubs and the segment’s continued expansion activities since July 31, 2003. The SAM’S CLUB comparative sales increase was 8.8% for the first half of fiscal 2005. Comparative Club sales grew in the first half of fiscal 2005 due to our continued focus on the business member, sales increases in fresh and specialty categories and the impact of leap year on the first half of fiscal 2005, which added an additional day of sales when compared to the first half of fiscal 2004.

The increase in the segment’s operating income as a percentage of segment sales for the first six months of fiscal year 2005 primarily resulted from, a 0.1% decrease in operating expenses as a percentage of segment net sales and the adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” during the first half of fiscal 2004. The decrease in operating expenses as a percentage of segment sales is due to continued leverage of sales growth. The adoption of EITF 02-16 in fiscal 2004 resulted in a decrease to the SAM’S CLUB segment operating income in the first half of fiscal 2004 of $37 million.

International Segment

Quarter ended July 31, 2004

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2004	$13,392	16.3%	$748	33.3%	5.6%
2003	$11,514	18.8%	$561	18.9%	4.9%

International segment net sales for the second quarter of fiscal 2005, when compared to net sales in the same period in fiscal 2004, increased as a result of improved operating results, continued expansion activities within the segment and favorable exchange rate movements (primarily in the British Pound, Euro and Canadian Dollar). Expansion in the International segment since July 31, 2003 has consisted of the opening of 114 new units (including the relocation or expansion of 24 units, net of closures). Additionally, the second quarter of fiscal 2005 reflects a full quarter’s results of Bompreço S.A. Supermercados do Nordeste (“Bompreço”), the acquisition of which resulted in the addition of 118 hypermarkets, supermarkets and mini-markets in northern Brazil. Bompreço generated $258 million in net sales during the second quarter of fiscal 2005. Changes in foreign currency rates had a favorable impact of $465 million on segment net sales during the quarter.

Page 12 of 21 (Form 10-Q)

The International segment’s operating income increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 primarily as a result of a $19 million favorable impact of changes in foreign currency rates and the decrease of operating expenses as a percentage of segment net sales resulting from continued leverage of sales growth and cost control measures in the segment.

Six months ended July 31, 2004

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$25,943	19.0%	$1,311	38.7%	5.1%
2003	$21,792	16.6%	$945	16.5%	4.3%

International segment net sales for the first half of fiscal 2005, when compared to net sales in the same period in fiscal 2004, increased as a result of improved operating results, continued expansion activities within the segment and favorable exchange rate movements (primarily in the British Pound, Euro and Canadian Dollar). Changes in foreign currency rates had a favorable impact of $1.5 billion on net sales during the six months ended July 31, 2004.

The International segment’s operating income increased from the first half of fiscal 2004 to the first half of fiscal 2005, primarily as a result of a $57 million favorable impact from changes in foreign currency rates, a decrease in operating expenses as a percentage of segment net sales and the adoption of EITF 02-16 during the first half of fiscal 2004. Segment operating expenses decreased as a percentage of segment net sales because of continued leverage of sales growth and cost control measures in the segment. The adoption of EITF 02-16 in fiscal 2004 resulted in a decrease of $81.5 million to International segment operating income for the first half of fiscal 2004.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by operating activities of continuing operations in the first six months of fiscal 2005 were $4.9 billion, compared with $6.3 billion for the comparable period in fiscal 2004. The decrease in operating cash flow from continuing operations is primarily attributable to differences in the timing of payroll, income and other taxes and supplier payments in 2005 compared with 2004.

During the first six months of fiscal 2005, we paid dividends of $1.1 billion, made $5.7 billion in capital expenditures, issued long-term debt totaling $2.0 billion, issued $3.6 billion of commercial paper (net of commercial paper repaid in that period) and repurchased 61.4 million of the outstanding shares of our common stock for approximately $3.5 billion.

Working Capital

Current liabilities exceeded current assets at July 31, 2004 by $7.4 billion, an increase of $4.4 billion from January 31, 2004. The ratio of our current assets to our current liabilities was 0.8 to 1.0 at July 31, 2004, 0.9 to 1.0 at January 31, 2004, and 1.0 to 1.0 at July 31, 2003. The decrease in the ratio from January 31, 2004 to July 31, 2004 is due to an increase in dividends payable, resulting from an annual dividend being declared in the first quarter of fiscal 2005 (as opposed to dividends being declared quarterly in previous years), and the timing of items discussed under the heading “Overview.” Also contributing to the decrease in the ratio is the increase in our commercial paper borrowings.

Company Share Repurchase Program and Common Stock Dividends

During January 2004, our Board of Directors authorized a new $7.0 billion share repurchase program. We have repurchased $4.0 billion of shares under this repurchase program, $559 million of which were purchased prior to fiscal 2005. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. At July 31, 2004, approximately $3.0 billion of additional shares may be repurchased under the current authorization.

Page 13 of 21 (Form 10-Q)

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

If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our objective is to maintain a debt to total capitalization ratio of approximately 40%. At July 31, 2004, July 31, 2003 and January 31, 2004, the ratio of our debt to our total capitalization was 42%, 38% and 38%, respectively. The increase in the debt to total capitalization ratio is largely due to the impact of our share repurchase program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. During the second quarter of fiscal 2005, we entered into interest rate swap agreements to exchange a fixed rate of interest for a floating rate of interest on $1.5 billion notional principal. These swap agreements mature in May 2013. Our market risks at July 31, 2004 are similar to those disclosed in our Form 10-K for the year ended January 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for

Page 14 of 21 (Form 10-Q)

such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, US Dist. Ct. (“USDC”), Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Richards v. WM, Circuit Ct. of Harrison County, WV, 6/26/98; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Orange County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03 (removed to USDC Central Dist. of CA, 07/22/04); Chabak v. WM, Superior Ct. of CA, Alameda County, 10/30/03 (removed to USDC Northern Dist. of CA, 11/25/03); Fries v. SAM’S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04 (removed to USDC Central Dist. of CA, 07/30/04).

Exempt Status Cases: Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02; Comer v. WM, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 06/24/04; Sepulveda v. WM, Superior Ct. of CA, Los Angeles County, CA, 1/14/04.

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

The United States Environmental Protection Agency (“EPA”) and the states of Tennessee and Utah have alleged that the Company and some of its construction contractors have violated the EPA’s stormwater regulations at specified sites around the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by a national consent decree entered into between the Company and the EPA in August 2001. Serving the Notice of Dispute initiated an informal dispute resolution process in accordance with the terms of the consent decree. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay a $3.1 million civil penalty and entering into a new consent decree. The parties are awaiting entry by the court of the final Consent Decree.

Page 15 of 21 (Form 10-Q)

In August 2003, the Company was served with a grand jury subpoena in connection with an investigation by the Office of District Attorney of Harris County, Texas, seeking information related to the waste disposal activities of one of the Company’s photo processing labs. The Company is cooperating with the investigation.

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

III. IMMIGRATION MATTER: On or about October 30, 2003, Wal-Mart was formally advised by the United States Attorney for the Middle District of Pennsylvania that it was the “target” of a federal grand jury investigation. The notice from the government did not identify the nature of the allegations against Wal-Mart, but rather generally indicated that Wal-Mart was the target of a grand jury investigation assessing potential violations of Federal law including conspiracy, aiding and abetting, transporting illegal aliens, and encouraging illegal aliens to reside in the United States, all for the purpose of commercial advantage or private financial gain, and aiding and abetting the unlawful employment of illegal aliens. Based on subsequent discussions with the government, Wal-Mart has learned the grand jury investigation relates to its relationship with certain third-party contractors providing floor cleaning services to certain Wal-Mart stores, and those contractors’ alleged employment of individuals who may be in the United States illegally. Recently, Wal-Mart has entered into discussions with the U.S. Attorney in an effort to resolve the government’s investigation on a civil basis. The Company does not believe any amounts paid to resolve the matter will have any material effect on the financial condition or results of operations of the Company.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

In January 2004, our Board of Directors authorized and we announced a new $7.0 billion share repurchase program. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire if and when we have repurchased an aggregate of $7.0 billion of shares pursuant to this program.

The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended July 31, 2004 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 1, 2004 through May 31, 2004	12,490	$55.11	12,375	$3,833,378
June 1, 2004 through June 30, 2004	5,303	$53.94	5,292	$3,547,963
July 1, 2004 through July 31, 2004	10,450	$52.69	10,450	$2,997,342

Total second quarter	28,243	$54.00	28,117	$2,997,342

(1)	Includes a nominal amount of shares repurchased from Associates to satisfy the exercise price and tax withholding of certain stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held on June 4, 2004, in Fayetteville, Arkansas.

Page 16 of 21 (Form 10-Q)

Election of Directors

At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 15, 2004. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes
James W. Breyer	3,780,428,589	84,752,204	—	—
M. Michele Burns	3,794,366,377	70,814,416	—	—
Thomas M. Coughlin	3,808,109,807	57,070,986	—	—
David D. Glass	3,802,964,849	62,215,944	—	—
Roland A. Hernandez	3,789,927,438	72,253,355	—	—
Dawn G. Lepore	3,763,918,611	101,262,182	—	—
John D. Opie	3,763,986,438	101,194,355	—	—
J. Paul Reason	3,795,104,228	70,076,565	—	—
H. Lee Scott, Jr.	3,813,299,742	51,881,051	—	—
Jack C. Shewmaker	3,805,428,314	59,752,479	—	—
Jose H. Villarreal	3,764,029,079	101,151,714	—	—
John T. Walton	3,753,090,260	112,090,533	—	—
S. Robson Walton	3,807,273,987	57,906,806	—	—
Christopher J. Williams	3,765,180,628	100,000,165	—	—

Company Proposals

The shareholders voted upon and approved the ASDA Colleague Share Ownership Plan. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,395,046,199	61,861,781	31,239,115	377,033,698

The shareholders also voted upon and approved the ASDA Sharesave Plan. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,382,758,632	74,233,662	31,154,801	377,033,698

The shareholders also voted upon and approved Wal-Mart’s Associate Stock Purchase Plan, as amended. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,360,646,610	97,891,542	29,608,943	377,033,698

The shareholders also voted upon and approved ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,758,134,456	79,994,695	27,051,642	—

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding an independent chairman. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
596,987,452	2,857,620,212	33,539,431	377,033,698

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of a “sustainability” report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
465,857,210	2,823,781,549	198,508,336	377,033,698

Page 17 of 21 (Form 10-Q)

The shareholders then voted upon and rejected a shareholder proposal regarding equity compensation. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
447,489,860	2,844,518,447	196,138,788	377,033,698

The shareholders voted upon and rejected a shareholder proposal regarding genetically engineered food products. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
109,686,285	3,179,105,817	199,354,993	377,033,698

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of an equal employment opportunity report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
526,211,017	2,742,230,298	219,705,780	377,033,698

Last, the shareholders then voted upon and rejected a shareholder proposal regarding shareholder approval of participation in the Officer Deferred Compensation Plan. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
630,631,740	2,820,539,695	36,975,660	377,033,698

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

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as an exhibit to this Form 10-Q:

Exhibit 3	(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

Exhibit 3	(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

Page 18 of 21 (Form 10-Q)

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 31.1	Chief Executive Officer Section 302 Certification

Exhibit 31.2	Chief Financial Officer Section 302 Certification

Exhibit 32.1	Chief Executive Officer Section 906 Certification

Exhibit 32.2	Chief Financial Officer Section 906 Certification

Exhibit 99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004, as amended

(b)	Reports on Form 8-K.

The Company furnished a report on Form 8-K on May 13, 2004 providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on May 13, 2004 disclosing information regarding the Company’s results of operations for its fiscal quarter ended April 30, 2004.

The Company filed a report on Form 8-K on May 21, 2004 reporting under Item 5. “Other Events and Required FD Disclosure” that upon the election of Christopher J. Williams on June 4, 2004 to the Board of Directors of the Company, and during the tenure of his directorship, the Company will not engage The Williams Capital Group, L.P. to perform any investment banking services for the Company. Christopher J. Williams serves as the Chairman of the Board and Chief Executive Officer of The Williams Capital Group, L.P., an investment bank that has been engaged by the Company in a small amount of customary investment banking services during fiscal year 2004.

Page 19 of 21 (Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 3, 2004	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and
Chief Executive Officer

Date: September 3, 2004	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date: September 3, 2004	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Senior Vice President and Controller
(Principal Accounting Officer)

Page 20 of 21 (Form 10-Q)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

12	Ratio of Earnings to Fixed Charges

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Section 906 Certification

32.2	Chief Financial Officer Section 906 Certification

99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004, as amended

Page 21 of 21 (Form 10-Q)