Form 10-Q
period 2004-10-31
WAL MART STORES INC
filed 2004-12-03
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2004.

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

Common Stock, $.10 Par Value – 4,234,867,066 shares as of November 23, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues:
Net sales	$68,520	$62,480	$203,005	$181,835
Other income, net	741	555	2,165	1,656

	69,261	63,035	205,170	183,491
Costs and expenses:
Cost of sales	52,567	48,292	156,069	140,508
Operating, selling, general and administrative expenses	12,910	11,344	37,308	32,704

Operating income	3,784	3,399	11,793	10,279

Interest:
Debt	248	168	649	512
Capital leases	57	64	189	202
Interest income	(64)	(26)	(149)	(83)

Interest, net	241	206	689	631

Income from continuing operations before income taxes and minority interest	3,543	3,193	11,104	9,648
Provision for income taxes	1,207	1,117	3,853	3,377

Income from continuing operations before minority interest	2,336	2,076	7,251	6,271
Minority interest	(50)	(48)	(148)	(131)

Income from continuing operations	2,286	2,028	7,103	6,140
Income from discontinued operation, net of tax	—	—	—	193

Net income	$2,286	$2,028	$7,103	$6,333

Basic net income per common share:
Income from continuing operations	$0.54	$0.46	$1.67	$1.40
Income from discontinued operation	—	—	—	0.05

Basic net income per common share	$0.54	$0.46	$1.67	$1.45

Diluted net income per common share:
Income from continuing operations	$0.54	$0.46	$1.66	$1.40
Income from discontinued operation	—	—	—	0.04

Diluted net income per common share	$0.54	$0.46	$1.66	$1.44

Weighted-average number of common shares:
Basic	4,242	4,362	4,266	4,375
Diluted	4,249	4,372	4,274	4,385

Dividends declared per common share – See Note 7	$—	$0.09	$0.52	$0.27

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

	October 31, 2004 (Unaudited)	October 31, 2003 (Unaudited)	January 31, 2004 *
ASSETS
Cash and cash equivalents	$4,639	$3,312	$5,199
Receivables	1,418	1,112	1,254
Inventories	33,347	31,285	26,612
Prepaid expenses and other	1,573	1,083	1,356

Total current assets	40,977	36,792	34,421

Property, plant and equipment, at cost	80,421	69,203	71,601
Less accumulated depreciation	(18,545)	(15,593)	(15,684)

Property, plant and equipment, net	61,876	53,610	55,917

Property under capital leases	4,465	4,245	4,286
Less accumulated amortization	(1,798)	(1,651)	(1,673)

Property under capital leases, net	2,667	2,594	2,613

Goodwill	10,191	9,446	9,882
Other assets and deferred charges	2,378	2,383	2,079

Total assets	$118,089	$104,825	$104,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$7,569	$4,709	$3,267
Accounts payable	22,133	20,300	18,932
Dividends payable	537	—	—
Accrued liabilities	12,325	10,185	10,741
Accrued income taxes	525	679	1,377
Long-term debt due within one year	3,721	2,913	2,904
Obligations under capital leases due within one year	206	181	196

Total current liabilities	47,016	38,967	37,417

Long-term debt	19,099	16,951	17,102
Long-term obligations under capital leases	3,048	2,997	2,997
Deferred income taxes and other	2,588	2,317	2,289
Minority interest	1,452	1,422	1,484

Common stock and capital in excess of par value	2,723	2,513	2,566
Retained earnings	40,850	39,750	40,206
Other accumulated comprehensive income	1,313	(92)	851

Total shareholders’ equity	44,886	42,171	43,623

Total liabilities and shareholders’ equity	$118,089	$104,825	$104,912

*	The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date and condensed.

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$7,103	$6,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,161	2,813
Other	311	120
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(44)	460
Increase in inventories	(6,632)	(6,630)
Increase in accounts payable	3,099	3,655
Increase in accrued liabilities	450	1,202

Net cash provided by operating activities of continuing operations	7,448	7,760
Net cash provided by operating activities of discontinued operation	—	50

Net cash provided by operating activities	7,448	7,810

Cash flows from investing activities:
Payments for property, plant and equipment	(9,260)	(7,403)
Disposal of assets	742	191
Proceeds from sale of McLane	—	1,500
Investment in international operations	(315)	—
Other investing activities	(23)	172

Net cash used in investing activities of continuing operations	(8,856)	(5,540)
Net cash used in investing activities of discontinued operation	—	(176)

Net cash used in investing activities	(8,856)	(5,716)

Cash flows from financing activities:
Increase in commercial paper	4,302	635
Proceeds from issuance of long-term debt	4,831	5,610
Dividends paid	(1,664)	(1,180)
Payment of long-term debt	(2,081)	(3,500)
Purchase of Company stock	(4,398)	(3,105)
Other financing activities	(181)	(70)

Net cash provided by (used in) financing activities	809	(1,610)

Effect of exchange rates on cash	39	70

Net increase (decrease) in cash and cash equivalents	(560)	554
Cash and cash equivalents at beginning of year *	5,199	2,758

Cash and cash equivalents at end of period	$4,639	$3,312

Supplemental disclosure of cash flow information:
Income taxes paid	$4,597	$3,363
Interest paid	$918	$835

*	Includes cash and cash equivalents of discontinued operation of $22 million at January 31, 2003.

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income for the three and nine-month periods ended October 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 7 million and 10 million for the three months ended October 31, 2004, and 2003, respectively, and 8 million and 10 million for the nine months ended October 31, 2004 and 2003, respectively.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all merchandise inventories in the United States, except SAM’S CLUB merchandise, which is based on average cost using the LIFO method. Inventories outside of the United States are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At October 31, 2004, the Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Long-term Debt

In the first quarter of fiscal 2005, the Company sold notes totaling $2.0 billion. These notes bear interest of 4.125% and mature in 2012. During the third quarter of fiscal 2005, the Company sold $1.8 billion (£1.0 billion) of 5.250% notes due 2036 and $1.0 billion of floating rate notes due 2007. The floating rate notes accrue interest at the three month LIBOR rate less 0.140%. The proceeds from the sale of these notes were used for general corporate purposes and to repay commercial paper. The notes issued in the nine months ended October 31, 2004 are senior, unsecured and unsubordinated debt securities. During the nine months ended October 31, 2004, we repaid $2.1 billion of notes.

During the nine months ended October 31, 2003, we issued $5.6 billion of notes and repaid $3.5 billion of notes.

NOTE 5. Segments

The Company and its subsidiaries are principally engaged in the operation of mass merchandising stores located in all 50 states, Argentina, Canada, Germany, Puerto Rico, South Korea and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Brazil and Mexico. The Company’s segments, Wal-Mart Stores, SAM’S CLUB and International, are identified based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Discount Stores, Supercenters and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. At October 31, 2004, the Company owned approximately 37% of The Seiyu, Ltd. (“Seiyu”) with warrants to purchase up to approximately 69% of that company. Seiyu operates over 400 stores located throughout Japan. The Company includes its ownership interest in Seiyu, which is accounted for under the equity method, in the “Other” caption. The Company’s share of Seiyu’s results was not material to the three and nine months ended October 31, 2004 and 2003. The amounts under the caption “Other” in the following table also include unallocated corporate overhead.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead. Information on segments and the reconciliation to income from continuing operations before income taxes and minority interest appear in the following tables.

Net sales by operating segment were as follows (in millions):

	Quarter Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Wal-Mart Stores	$45,888	$42,386	$136,373	$123,574
SAM’S CLUB	9,082	8,607	27,139	24,982
International	13,550	11,487	39,493	33,279

Total net sales	$68,520	$62,480	$203,005	$181,835

Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Quarter Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Wal-Mart Stores	$3,115	$2,967	$9,921	$9,036
SAM’S CLUB	306	270	925	783
International	698	564	2,009	1,509
Other	(335)	(402)	(1,062)	(1,049)

Operating income	3,784	3,399	11,793	10,279
Interest, net	241	206	689	631

Income from continuing operations before income taxes and minority interest	$3,543	$3,193	$11,104	$9,648

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	October 31, 2004	October 31, 2003	January 31, 2004
International	$9,886	$9,141	$9,577
SAM’S CLUB	305	305	305

Total goodwill	$10,191	$9,446	$9,882

The change in International segment goodwill during the nine months ended October 31, 2004 was primarily the result of foreign exchange rate fluctuations due mostly to the strengthening of the British Pound. Goodwill also increased by an insignificant amount as the result of the Company’s purchase of Bompreço.

NOTE 6. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which consist primarily of currency translation and the effects of hedge accounting. Comprehensive income was $2.5 billion and $1.7 billion for the three months ended October 31, 2004, and 2003, respectively, and $7.6 billion and $6.8 billion for the nine months ended October 31, 2004 and 2003, respectively.

NOTE 7. Common Stock Dividends

        During the first quarter of fiscal 2005, the Company’s Board of Directors declared an annual dividend of $0.52 per share, or $2.2 billion, on shares of the Company’s common stock. Historically, the Company’s Board of Directors has declared the Company’s dividends quarterly. The fiscal 2005 dividend is payable in equal quarterly per share amounts on April 5, June 7, and September 7, 2004 and January 3, 2005 to holders of record on March 19, May 21, August 20 and December 17, 2004, respectively. The portions of the annual dividend payable on April 5, June 7 and September 7, 2004, totaled $0.39 per share and were paid on those dates.

NOTE 8. New Accounting Pronouncement

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

NOTE 9. Contingencies

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

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly Associates who allege, among other things, that the Company forced them to work “off the clock” and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied or overturned in North Carolina, Georgia, Texas (state court), Ohio, Louisiana, Wisconsin, West Virginia, Florida, Arkansas, Maryland, Massachusetts, Indiana, and Michigan. Some or all of the requested classes have been certified in Minnesota, California, Oregon, Texas (federal court), Washington, and Colorado.

A putative class action is pending in California challenging the methodology of payments made under various Associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating Associates’ regular rate of pay for purposes of determining overtime.

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

The Company is a defendant in four putative class-action lawsuits, three of which are pending in Texas, and one in Oklahoma. In each lawsuit, the plaintiffs seek a declaratory judgment that Wal-Mart and the other defendants who purchased Corporate-Owned Life Insurance (“COLI”) policies lacked an insurable interest in the lives of the employees who were insured under the policies, and seek to recover the proceeds of the policies under theories of unjust enrichment and constructive trust. In some of the suits, the plaintiffs assert other causes of action, and seek punitive damages. In January 2004, the parties to the first-filed Texas lawsuit signed a settlement agreement, which received final approval from the court on October 28, 2004. The settlement will include all Texas COLI claimants who do not opt out of the settlement class. The amount to be paid by Wal-Mart under the settlement will not have a material impact on the Company’s financial condition or results of operations. In the Oklahoma litigation, the court has deferred ruling on plaintiffs’ request to add 11 additional states to the litigation, pending a ruling on the Company’s motion for summary judgment.

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

NOTE 10. Discontinued Operation

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

Following is summarized financial information for McLane operations (in millions):

Nine Months Ended October 31, 2003
Net sales	$4,327

Income from discontinued operation	$67
Income tax expense	(25)
Gain on sale of McLane, net of $147 income tax expense	151

Income from discontinued operation, net of tax	$193

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

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparative store sales. Segment operating income refers to income from continuing operations before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead. Comparative store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. We consider comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since that date. Stores that were expanded or relocated during that period are not included in the calculation. Comparative store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

On May 2, 2003, we announced that we had entered into an agreement to sell McLane Company, Inc. (“McLane”), one of our wholly-owned subsidiaries, for $1.5 billion. On May 23, 2003, the transaction was completed. As a result of this sale, we have classified McLane as a discontinued operation in the financial statements and these discussions and comparisons of the current and prior fiscal year periods ended October 31.

Key Items in the Third Quarter of Fiscal 2005

Significant financial items related to the third quarter of fiscal 2005 include:

•	Net sales for the third quarter of fiscal 2005 increased 9.7% to $68.5 billion when compared with $62.5 billion in the third quarter of fiscal 2004. Income from continuing operations increased 12.7% to $2.3 billion when compared with the third quarter of fiscal 2004.

•	Total assets increased 12.7% when compared with October 31, 2003, to $118.1 billion at October 31, 2004. During the nine months ended October 31, 2004, we made $9.3 billion of capital expenditures which represents an increase of 25.1% over capital expenditures of $7.4 billion for the first nine months of fiscal 2004.

•	Comparative store sales in the United States increased 1.7% for the quarter ended October 31, 2004 and 6.1% for the quarter ended October 31, 2003. Comparative store sales at our Wal-Mart Stores segment increased 1.3% in the third quarter of fiscal 2005 and 5.7% in the third quarter of fiscal 2004. SAM’S CLUB’s comparative store sales increased 4.0% in the third quarter of fiscal 2005 and 8.0% in the third quarter of fiscal 2004.

•	Net sales at our International segment were $13.6 billion, an increase of 18.0% when compared with the third quarter of fiscal 2004. Changes in foreign currency rates had a favorable impact of $714 million on our International segment net sales in the third quarter of fiscal 2005.

•	When compared with the third quarter of fiscal 2004, our SAM’S CLUB and International segment operating income for the third quarter of fiscal 2005 increased 13.3% and 23.8%, respectively. Operating income in these segments grew faster than segment net sales. Our Wal-Mart Stores segment operating income grew 5.0% when compared to the third quarter of fiscal 2004, although operating income did not grow faster than segment net sales because of increased operating expenses as a percentage of segment net sales.

Results of Operations

Our consolidated and segment results of operations are discussed below. The overall Company’s results should be considered in conjunction with the discussion of our individual segments’ results of operations.

Quarter ended October 31, 2004

The Company and each of its operating segments had net sales for the quarters ended October 31, 2004 and 2003 as follows (in millions):

	Quarter ended October 31, 2004		Quarter ended October 31, 2003
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$45,888	66.9%	$42,386	67.8%	8.3%
SAM’S CLUB	9,082	13.3%	8,607	13.8%	5.5%
International	13,550	19.8%	11,487	18.4%	18.0%

Total net sales	$68,520	100.0%	$62,480	100.0%	9.7%

The increase in our net sales resulted from our expansion programs and a comparative store sales increase of 1.7% in the United States for the quarter ended October 31, 2004.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the other segments are largely due to the faster pace of sales growth in the International segment and the favorable impact of foreign exchange on the International segment’s net sales in the third quarter of fiscal 2005 which amounted to $714 million. The decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales also resulted from the more rapid development of new stores in the Wal-Mart Stores segment than in the SAM’S CLUB segment.

Our total gross profit as a percentage of net sales (our “gross margin”) increased from 22.7% in the third quarter of fiscal 2004 to 23.3% during the third quarter of fiscal 2005. Because the Wal-Mart Stores and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increase in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.8% for the third quarter of fiscal 2005, up from 18.2% in the corresponding period in fiscal 2004. This increase was primarily due to a faster rate of growth in operating expenses in our Wal-Mart Stores and International segments, which have higher operating expenses as a percentage of segment net sales than our SAM’S CLUB segment. Operating expenses in the third quarter of fiscal 2005 were impacted by the Wal-Mart Stores and SAM’S CLUB segments’ implementation of a new job classification and pay structure for all hourly field Associates in the United States. The job classification and pay structure, which was implemented in the second quarter of fiscal 2005, is designed to help maintain internal equity and external competitiveness.

Interest, net, as a percentage of net sales increased slightly in the third quarter of fiscal 2005 when compared with the third quarter of fiscal 2004. Interest on debt increased from the third quarter of fiscal 2004 due to higher borrowing levels and higher interest rates during fiscal 2005.

In the third quarter of fiscal 2005, we earned net income of $2.3 billion, a 12.7% increase over the third quarter of fiscal 2004. Our effective income tax rates for the third quarter of fiscal 2005 and 2004 were 34.1% and 35.0%, respectively. The reduction in our effective tax rate is primarily due to the passage of the Working Families Tax-Relief Act of 2004 in October 2004 which retroactively extended the work opportunity tax credit for fiscal 2004. As a result of this retroactive extension, the effective income tax rate for the third quarter of fiscal 2005 reflects a cumulative adjustment to arrive at a 34.7% effective income tax rate for the nine months ended October 31, 2004.

Nine months ended October 31, 2004

The Company and each of its operating segments had net sales for the nine months ended October 31, 2004 and 2003 as follows (in millions):

	Nine months ended October 31, 2004		Nine months ended October 31, 2003
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$136,373	67.2%	$123,574	68.0%	10.4%
SAM’S CLUB	27,139	13.4%	24,982	13.7%	8.6%
International	39,493	19.4%	33,279	18.3%	18.7%

Total net sales	$203,005	100.0%	$181,835	100.0%	11.6%

The increase in our net sales resulted from our expansion programs and a comparative store sales increase of 4.1% in the United States for the nine months ended October 31, 2004.

During the nine months ended October 31, 2004, foreign exchange had a $2.2 billion favorable impact on the International segment’s net sales which increased that segment’s net sales as a percentage of total net sales. The impact of foreign exchange on the International segment also caused a corresponding decrease in the Wal-Mart Stores and SAM’S CLUB segment net sales as a percentage of total net sales. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the International segment and the Wal-Mart Stores segment than the SAM’S CLUB segment.

Gross margin increased from 22.7% in the nine months ended October 31, 2003 to 23.1% in the nine months ended October 31, 2004. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating expenses as a percentage of net sales were 18.4% for the nine months ended October 31, 2004, up from 18.0% in the corresponding period in fiscal 2004. This increase was primarily due to faster growth in operating expenses at our Wal-Mart Stores segment relative to our other segments.

Interest, net, as a percentage of net sales remained relatively unchanged in the nine months ended October 31, 2004, when compared with the same period in fiscal 2004. Interest on debt in the first nine months of fiscal 2005 increased from the same period in fiscal 2004 because of higher borrowing levels and higher interest rates during fiscal 2005.

In the nine months ended October 31, 2004, we earned income from continuing operations of $7.1 billion, a 15.7% increase over the corresponding period in fiscal 2004. Net income for the first nine months of fiscal 2005 increased 12.2% over the first nine months of fiscal 2004 largely as a result of the increase in income from continuing operations described above, net of the $193 million decrease in net income from McLane, which was disposed in the first half of fiscal 2004 and accounted for as a discontinued operation in that period. Our effective income tax rates for the nine months ended October 31, 2004 and 2003 were 34.7% and 35.0%, respectively.

Wal-Mart Stores Segment

Quarter ended October 31, 2004

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2004	$45,888	8.3%	$3,115	5.0%	6.8%
2003	$42,386	12.8%	$2,967	10.9%	7.0%

The third quarter fiscal 2005 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion since October 31, 2003 has consisted of the opening of 38 Discount Stores (including the expansion or relocation of 1 existing Discount Store, net of closures), 16 Neighborhood Markets and 90 Supercenters. Additionally, 151 Supercenters have been expanded, relocated or converted from existing Discount Stores since October 31, 2003. The comparative store sales increase for the segment was 1.3% for the third quarter of fiscal 2005. The increase in comparative store sales is primarily due to increased sales in food categories over the third quarter of fiscal 2004 predominantly offset by weaker sales in certain general merchandise categories.

Segment operating income as a percentage of segment net sales decreased slightly, due to an increase in operating expenses as a percentage of segment net sales. Operating expenses as a percentage of segment net sales increased 0.7%, primarily as a result of higher wage and accident costs. Wages were impacted by the rollout of the new job classification and pay structure program discussed previously. Accident costs rose due to increases in customer claims, costs associated with lost-time Associate claims, and healthcare costs. An increase in gross margin partially offset the increase in operating expenses. The increase in gross margin resulted from continued reductions in merchandise costs from supply chain efficiencies, a decrease in shrinkage and markdowns during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and a shift in mix among categories.

Nine months ended October 31, 2004

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$136,373	10.4%	$9,921	9.8%	7.3%
2003	$123,574	10.7%	$9,036	9.4%	7.3%

The sales increase for the nine months ended October 31, 2004 for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and a 3.4% comparative store sales increase. The increase in comparative store sales is largely due to increased sales in food categories, partially offset by weaker sales in certain general merchandise categories. Additionally, the impact of leap year on the first nine months of fiscal 2005 added an additional day of sales when compared to the first nine months of fiscal 2004.

Segment operating income as a percentage of segment net sales remained unchanged, despite an increase in operating expenses as a percentage of segment net sales. Operating expenses as a percentage of segment net sales increased 0.4% primarily as a result of higher wage and accident costs. An increase in gross margin offset the increase in operating expenses. The increase in gross margin resulted from continued reductions in merchandise costs from supply chain efficiencies, a decrease in shrinkage and markdowns during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 and a shift in mix among categories.

SAM’S CLUB Segment

Quarter ended October 31, 2004

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2004	$9,082	5.5%	$306	13.3%	3.4%
2003	$8,607	11.2%	$270	12.5%	3.1%

The SAM’S CLUB segment’s net sales increase for the third quarter of fiscal 2005 resulted from the growth in comparative Club sales and the segment’s continued expansion activities since October 31, 2003, which have resulted in the opening of 17 new Clubs and the relocation or expansion of 17 existing Clubs. The SAM’S CLUB third quarter comparative sales increase of 4.0% was due to our continued focus on the business member, resulting in strong sales in key business categories.

The increase in the segment’s operating income as a percentage of segment net sales for the third quarter of fiscal 2005 resulted primarily from an increase in gross margin. The increase in gross margin is primarily a result of strong sales increases in higher margin categories. The gross margin improvement was partially offset by an increase in operating expenses as a percentage of segment net sales due to higher wage costs. Wages were impacted by the rollout of the new job classification and pay structure program discussed previously.

Nine months ended October 31, 2004

Nine Months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$27,139	8.6%	$925	18.1%	3.4%
2003	$24,982	8.7%	$783	7.3%	3.1%

The SAM’S CLUB segment’s net sales increase for the first nine months of fiscal 2005 resulted from sales increases in comparable Clubs and the segment’s continued expansion activities since October 31, 2003. The SAM’S CLUB comparative sales increase was 7.2% for the first nine months of fiscal 2005. Comparative Club sales grew in the first nine months of fiscal 2005 due to our continued focus on the business member, resulting in strong sales in key business categories.

The increase in the segment’s operating income as a percentage of segment net sales for the first nine months of fiscal 2005 was positively impacted by the adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” during the first nine months of fiscal 2004. The adoption of EITF 02-16 in fiscal 2004 resulted in a decrease to the SAM’S CLUB segment operating income in the first nine months of fiscal 2004 of $43 million. Additionally, operating income was favorably impacted in the first nine months of fiscal 2005 by gross margin improvement due to stronger sales in higher margin categories.

International Segment

Quarter ended October 31, 2004

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2004	$13,550	18.0%	$698	23.8%	5.2%
2003	$11,487	15.7%	$564	28.5%	4.9%

International segment net sales for the third quarter of fiscal 2005, when compared to net sales in the same period in fiscal 2004, increased as a result of improved operating results, continued expansion activities within the segment and favorable exchange rate movements (primarily in the British Pound and Canadian Dollar). Expansion in the International segment since October 31, 2003 has consisted of the opening of 93 new units (including the relocation or expansion of 12 units, net of closures). Additionally, the acquisition of Bompreço S.A. Supermercados do Nordeste (“Bompreço”) during the first quarter of fiscal 2005 resulted in the addition of 118 hypermarkets, supermarkets and mini-markets in northern Brazil. Changes in foreign currency rates had a favorable impact of $714 million on segment net sales during the third quarter of fiscal 2005.

The International segment’s operating income increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 primarily as a result of the impact of greater sales increases in markets with higher operating income as a percentage of net sales. Additionally, the third quarter of fiscal 2005 includes a $38 million favorable impact from changes in foreign currency rates.

Nine months ended October 31, 2004

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2004	$39,493	18.7%	$2,009	33.1%	5.1%
2003	$33,279	16.3%	$1,509	20.7%	4.5%

The International segment net sales for the nine months ended October 31, 2004, when compared to net sales in the same period in fiscal 2004, increased as a result of improved operating results, continued expansion activities within the segment, the acquisition of Bompreço and favorable exchange rate movements (primarily in the British Pound and Canadian Dollar). Changes in foreign currency rates had a favorable impact of $2.2 billion on net sales during the nine months ended October 31, 2004.

The International segment’s operating income for the first nine months of fiscal 2005 increased from fiscal 2004 primarily as a result of the impact of greater sales increases in markets with higher operating income as a percentage of net sales and the effects of the adoption of EITF 02-16 in fiscal 2004. The adoption of EITF 02-16 in fiscal 2004 resulted in a decrease of $84 million to International segment operating income for the first nine months of last year. Operating income for the International segment for the nine months ended October 31, 2004, includes a $95 million favorable impact from changes in foreign currency rates.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by operating activities of continuing operations in the first nine months of fiscal 2005 were $7.4 billion, compared with $7.8 billion for the comparable period in fiscal 2004. The decrease in cash flows provided by operating activities of continuing operations is primarily attributable to differences in the timing of payroll, income and other taxes and supplier payments as well as the timing of the collection of receivables in fiscal 2005 compared with fiscal 2004.

During the first nine months of fiscal 2005, we paid dividends of $1.7 billion, issued long-term debt totaling $4.8 billion, issued $4.3 billion of commercial paper (net of commercial paper repaid in that period), repurchased 77 million outstanding shares of our common stock for approximately $4.4 billion and repaid approximately $2.1 billion of notes.

We made $9.3 billion in capital expenditures during the first nine months of fiscal 2005. Total fiscal 2005 capital expenditures are expected to be approximately $12 billion. Capital expenditures for fiscal 2006 are expected to be approximately $14 billion. These fiscal 2006 expenditures will be for the construction of 40 to 45 new Discount Stores, 240 to 250 new Supercenters (with relocations or expansions accounting for approximately 160 of those Supercenters), 25 to 30 new Neighborhood Markets, 30 to 40 new SAM’S CLUBs and 155 to 165 new units in our International segment (with relocations or expansions accounting for approximately 30 of these units).

Working Capital

Current liabilities exceeded current assets at October 31, 2004 by $6.0 billion, an increase of $3.0 billion from January 31, 2004. The ratio of our current assets to our current liabilities was 0.9 to 1.0 at October 31, 2004, January 31, 2004 and October 31, 2003. Decreases in cash and cash equivalents and accrued income taxes and increases in commercial paper and dividends payable offset to leave the ratio relatively unchanged from January 31, 2004 to October 31, 2004. The increase in dividends payable resulted from an annual dividend being declared in the first quarter of fiscal 2005, as opposed to dividends being declared quarterly in previous years.

Company Share Repurchase Program and Common Stock Dividends

During the nine months ended October 31, 2004, we repurchased $4.4 billion of shares under our share repurchase programs. During January 2004, our Board of Directors authorized a $7.0 billion share repurchase program. We repurchased $4.6 billion of shares under this repurchase program, $559 million of which were purchased prior to fiscal 2005. In September 2004, our Board of Directors approved a new $10.0 billion share repurchase program, separate from and replacing the previous $7.0 billion program. The increased authorization contemplates possible repurchases of our shares that may become available for purchase as a result of the S&P Index Float Adjustment scheduled to be implemented in March and September of 2005. Through October 31, 2004, we have repurchased $187 million of shares under the $10.0 billion share repurchase program. Under our share repurchase programs, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. At October 31, 2004, approximately $9.8 billion of additional shares may be repurchased under the current authorization.

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

Capital Resources

In the first quarter of fiscal 2005, we sold notes totaling $2.0 billion. These notes bear interest of 4.125% and mature in February 2011. The proceeds from the sale of these notes were used for general corporate purposes.

During the third quarter of fiscal 2005, we sold $1.8 billion (£1.0 billion) of 5.250% notes due September 2035 and $1.0 billion of floating rate notes due March 2006. The floating rate notes accrue interest at the three month LIBOR rate less 0.140%. Proceeds from the issuance of the 5.250% notes due 2035 were converted to US Dollars. The proceeds from the sale of the notes in the third quarter of fiscal 2005 were used to repay commercial paper and for other general corporate purposes.

Following these debt issuances, we may issue an additional $2.8 billion of debt in the public markets under a shelf registration statement previously filed with the United States Securities and Exchange Commission.

If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our objective is to maintain a debt to total capitalization ratio averaging 40%. At October 31, 2004, October 31, 2003 and January 31, 2004, the ratio of our debt to our total capitalization was 43%, 40% and 38%, respectively. The increase in the debt to total capitalization ratio is largely due to the impact of our share repurchase program.

Forward-looking Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include statements under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to our capital expenditures, our ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities and our ability to sell our long-term securities. These statements are identified by the use of the words “anticipate,” “expect” and “plan,” and other, similar words. These forward-looking statements are subject to risks, uncertainties and other factors, such as, our results of operations and capital market conditions, including interest rate fluctuations and other risks. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our fiscal year 2004, which was filed with the SEC on April 9, 2004. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. During the second quarter of fiscal 2005, we entered into interest rate swap agreements to exchange a fixed rate of interest for a floating rate of interest on $1.5 billion notional principal. These swap agreements mature in May 2013. Our market risks at October 31, 2004, are similar to those disclosed in our Form 10-K for the year ended January 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Hummel v. WM, Common Pleas Ct. of Philadelphia County, PA, 8/30/04; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM’S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04.

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

In the Spring of 2003, an investigation was initiated by the Florida Department of Environmental Protection (“FDEP”) in connection with the Company’s alleged failure to comply with certain rules and regulations governing the ownership and operation of above-ground storage tank systems as set forth in Chapter 62-761, Florida Administrative Code. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay a $750,000 civil penalty plus $15,000 for the FDEP’s costs in this matter, and entering into a consent order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2004, our Board of Directors authorized a $7.0 billion share repurchase program. In September 2004, our Board of Directors approved a new $10.0 billion share repurchase program, separate from and replacing the previous $7.0 billion program. Shares purchased under our share repurchase programs are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire if and when we have repurchased an aggregate of $10.0 billion of shares pursuant to the program.

The following table sets forth information on the Company’s common stock repurchase program activity based on trade date for the quarter ended October 31, 2004 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 1, 2004 through August 31, 2004	7,682	$52.95	7,678	$2,590,811
September 1, 2004 through September 30, 2004	4,427	$52.91	4,421	$9,994,696
October 1, 2004 through October 31, 2004	3,439	$52.79	3,439	$9,813,160

Total third quarter	15,548	$52.90	15,538	$9,813,160

(1)	Includes a nominal amount of shares repurchased from Associates to satisfy the exercise price and tax withholding of certain stock option exercises.

Item 6. Exhibits

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

Exhibit 3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

Exhibit 10.1*	Notification of Restricted Stock Award and Terms and Conditions of Award

Exhibit 10.2*	Notice of Non Qualified Stock Option Grant

Exhibit 12*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004, as amended

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: December 3, 2004	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and
Chief Executive Officer

Date: December 3, 2004	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date: December 3, 2004	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Senior Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3(ii)	By-Laws of the Company, as amended June 3, 1993, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 1994. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

10.1*	Notification of Restricted Stock Award and Terms and Conditions of Award

10.2*	Notice of Non Qualified Stock Option Grant

12*	Ratio of Earnings to Fixed Charges

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2004, as amended

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.