Form 10-K
period 2005-01-31
WAL MART STORES INC
filed 2005-03-31
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2005,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0415188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

702 S.W. 8th Street Bentonville, Arkansas	72716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (479) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange Pacific Stock Exchange

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

As of July 31, 2004, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing price of those shares on the New York Stock Exchange on July 31, 2004, was $133,475,003,872. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 4,233,002,095 shares of common stock outstanding as of March 21, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2005, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K (this “Form 10-K”). Portions of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, are incorporated by reference into Parts II and III of this Form 10-K. Those materials are included as exhibits to this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as “we,” “Wal-Mart” or the “Company”) expects or anticipates will or may occur in the future, including the amount and nature of future capital expenditures, opening of additional stores and clubs in the United States, opening of additional units in the other countries in which we operate, conversion of Discount Stores into Supercenters, anticipated levels of change in comparative store sales from one period to another period, expansion and other development trends of retail industry, our business strategy, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, our liquidity and ability to access the capital markets, our anticipated earnings per share for certain periods, and other similar matters. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance, business strategy, plans, goals and objectives. These factors include: the cost of goods, labor costs, the cost of fuel and electricity, the cost of healthcare, competitive pressures, inflation, accident-related costs, consumer buying patterns and debt levels, weather patterns, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, changes in tax law, the outcome of legal proceedings to which we are a party, unemployment levels, interest rate fluctuations, changes in employment legislation and other capital market, economic and geo-political conditions. The foregoing list of factors that may affect our performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

Our business operations, financial condition and results of operations are subject to certain risks. For further information, see the caption “Risk Factors” under “Item 1. Business.”

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

PART I

ITEM 1. BUSINESS

General

Wal-Mart Stores, Inc. (“Wal-Mart” or the “Company”) operates retail stores in various formats around the world. Wal-Mart is committed to growing by improving the standard of living for our customers throughout the world. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity. Our fiscal year ends on January 31. During the fiscal year ended January 31, 2005, we had net sales of $285.2 billion.

Our Wal-Mart Stores segment is the largest segment of our business, accounting for 67.3% of our fiscal 2005 sales. This segment consists of three different retail formats, all of which operate in the United States, including:

•	Discount Stores, which average approximately 100,000 square feet in size and offer a wide assortment of general merchandise and a limited variety of food products;

•	Supercenters, which average approximately 187,000 square feet in size and offer a wide assortment of general merchandise and a full-line supermarket; and

•	Neighborhood Markets, which average approximately 43,000 square feet in size and offer a full-line supermarket and a limited assortment of general merchandise.

Our SAM’S CLUB segment consists of membership warehouse clubs which operate in the United States and accounts for 13.0% of our fiscal 2005 sales. Our focus for SAM’S CLUB is to provide exceptional value on brand-name merchandise at “members only” prices for both business and personal use. Our SAM’S CLUBs average approximately 128,000 square feet in size.

Our International segment consists of retail operations in eight countries and Puerto Rico. This segment generated 19.7% of our fiscal 2005 sales. The International segment includes several different formats of retail stores and restaurants, including Discount Stores, Supercenters and SAM’S CLUBs that operate outside the United States. Additionally, we own an unconsolidated minority interest of approximately 37% of The Seiyu, Ltd. (“Seiyu”), a retailer in Japan.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716.

The Development of Our Company

Although Wal-Mart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a Discount Store, was opened. In fiscal 1984, we opened our first three SAM’S CLUBs, and in fiscal 1988, we opened our first Supercenter. In fiscal 1999, we opened our first Neighborhood Market.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we had a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand and at January 31, 2005, we had international operations in Argentina, Brazil, Canada, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. We also operate through joint ventures in China and own a minority interest in Seiyu.

At January 31, 2005, we operated in the United States 1,353 Discount Stores, 1,713 Supercenters, 551 SAM’S CLUBs and 85 Neighborhood Markets. Internationally, at January 31, 2005, the Company operated units in Argentina (11), Brazil (149), Canada (262), Germany (91), South Korea (16), Mexico (679), Puerto Rico (54) and the United Kingdom (282). We also operated 43 stores through joint ventures in China at January 31, 2005. Additionally, Seiyu then operated 403 stores throughout Japan.

Our growth, measured both by our net sales and net income, occurs in large measure as a result of our domestic and international expansion programs along with comparative store sales increases. We consider comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and which have not been expanded or relocated since that date. Comparative store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

The following tables provide summary information concerning the additions of units and square footage for Discount Stores, Supercenters, Neighborhood Markets and SAM’S CLUBs in the United States, and international units in each of our fiscal years from 2001 through 2005.

WAL-MART STORES SEGMENT STORE COUNT

FISCAL YEARS ENDED JANUARY 31, 2001 THROUGH 2005

STORE COUNT (1)

	Wal-Mart Discount Stores				Wal-Mart Supercenters
Fiscal Year	Opened	Closed	Conversions (2)	Total	Opened (2)	Total
Balance Forward				1,801		721
2001	41	2	104	1,736	167	888
2002	33	1	121	1,647	178	1,066
2003	43	—	122	1,568	192	1,258
2004	41	1	130	1,478	213	1,471
2005	36	2	159	1,353	242	1,713

	Neighborhood Markets		Total Wal-Mart Segment
Fiscal Year	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward		7			2,529
2001	12	19	116	2	2,643
2002	12	31	102	1	2,744
2003	18	49	131	—	2,875
2004	15	64	139	1	3,013
2005	21	85	140	2	3,151

(1)	Totals and Ending Balances are as of January 31, of the years shown.
(2)	Includes conversions and relocations of Discount Stores to Supercenters.
(3)	Total opened, net of conversions and relocations of Discount Stores to Supercenters.

WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2001 THROUGH 2005

NET SQUARE FOOTAGE (in thousands) (1)

	Wal-Mart Discount Stores		Wal-Mart Supercenters
Fiscal Year	Net Reductions (2)	Total	Net Additions (3)	Total
Balance Forward		170,786		130,713
2001	(5,411)	165,375	31,885	162,598
2002	(7,689)	157,686	34,844	197,442
2003	(5,773)	151,913	37,169	234,611
2004	(6,848)	145,065	40,456	275,067
2005	(9,584)	135,481	44,989	320,056

	Neighborhood Markets		Total Wal-Mart Segment
Fiscal Year	Net Additions	Total	Net Additions	Total
Balance Forward		320		301,819
2001	578	898	27,052	328,871
2002	520	1,418	27,675	356,546
2003	743	2,161	32,139	388,685
2004	617	2,778	34,225	422,910
2005	843	3,621	36,248	459,158

(1)	Totals are as of January 31, of the years shown.
(2)	Includes the square footage of new Discount Stores opened, net of Discount Stores closed, converted or expanded into Supercenters or relocated into Supercenters.
(3)	Includes conversions and relocations of Discount Stores to Supercenters.

SAM’S CLUB SEGMENT CLUB COUNT

AND NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2001 THROUGH 2005

	CLUB COUNT (1)			NET SQUARE FOOTAGE (in thousands) (1)
Fiscal Year	Opened	Closed	Total	Net Additions	Total
Balance Forward			462		56,227
2001	13	—	475	1,774	58,001
2002	25	—	500	3,778	61,779
2003	25	—	525	3,968	65,747
2004	13	—	538	2,397	68,144
2005	13	—	551	2,533	70,677

(1)	Totals are as of January 31, of the years shown.

INTERNATIONAL SEGMENT UNIT COUNT

FISCAL YEARS ENDED JANUARY 31, 2001 THROUGH 2005

STORE COUNT (1)

	Argentina	Brazil				Canada
Fiscal Year	Wal-Mart Supercenters	Wal-Mart Supercenters	SAM’S CLUBs	Other (2)	Total	Wal-Mart Stores	SAM’S CLUBs	Total
2001	11	12	8	—	20	174	—	174
2002	11	12	8	2	22	196	—	196
2003	11	12	8	2	22	213	—	213
2004	11	13	10	2	25	231	4	235
2005	11	17	12	120	149	256	6	262

	China				Germany	South Korea
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Neighborhood Market	Total	Supercenters	Wal-Mart Supercenters
2001	10	1	—	11	93	6
2002	15	3	1	19	95	9
2003	20	4	2	26	94	15
2004	28	4	2	34	92	15
2005	38	3	2	43	91	16

	Mexico				Puerto Rico
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Other(3)	Total	Wal-Mart Stores	Wal-Mart Supercenters	SAM’S CLUBs	Amigo Stores	Total
2001	32	38	413	483	9	—	6	—	15
2002	62	46	427	535	9	1	7	—	17
2003	75	50	456	581	9	1	9	33	52
2004	83	53	487	623	9	3	9	32	53
2005	89	61	529	679	9	4	9	32	54

	United Kingdom				Store Count
Fiscal Year	ASDA Stores	ASDA Supercenters	Other	Total	Grand Total
2001	238	3	—	241	1,054
2002	244	6	—	250	1,154
2003	248	10	—	258	1,272
2004	253	12	2	267	1,355
2005	256	19	7	282	1,587

(1)	Totals are as of January 31, of the years shown.
(2)	Includes 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004.
(3)	At January 31, 2005, includes 162 Bodegas (combination discount and grocery stores), 50 Suburbias (specialty department stores), 48 Superamas (traditional supermarkets) and 269 Vips (restaurants) compared to 140 Bodegas, 52 Suburbias, 44 Superamas and 251 Vips at January 31, 2004. Excludes Vips franchises for all years presented.

INTERNATIONAL SEGMENT NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2001 THROUGH 2005

NET SQUARE FOOTAGE (in thousands) (1)

	Argentina		Brazil		Canada
Fiscal Year	Net Reductions	Total	Net Additions (2)	Total	Net Additions	Total
Balance Forward		2,341		2,216		19,460
2001	(166)	2,175	819	3,035	1,020	20,480
2002	—	2,175	108	3,143	2,488	22,968
2003	—	2,175	—	3,143	1,774	24,742
2004	—	2,175	227	3,370	2,469	27,211
2005	—	2,175	8,023	11,393	2,742	29,953

	China		Germany		South Korea
Fiscal Year	Net Additions	Total	Net Additions / (Reductions)	Total	Net Additions	Total
Balance Forward		812		9,295		625
2001	837	1,649	(93)	9,202	223	848
2002	1,266	2,915	4,217	13,419	850	1,698
2003	1,110	4,025	(157)	13,262	1,194	2,892
2004	1,688	5,713	6	13,268	17	2,909
2005	1,837	7,550	(118)	13,150	195	3,104

	Mexico		Puerto Rico		United Kingdom		Grand Total
Fiscal Year	Net Additions	Total	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		19,719		1,749		18,825		75,042
2001	2,310	22,029	35	1,784	453	19,278	5,438	80,480
2002	6,904	28,933	320	2,104	942	20,220	17,095	97,575
2003	3,173	32,106	1,078	3,182	721	20,941	8,893	106,468
2004	3,228	35,334	296	3,478	1,026	21,967	8,957	115,425
2005	3,799	39,133	118	3,596	1,361	23,328	17,957	133,382

(1)	Totals are as of January 31, of the years shown.
(2)	Includes 7,581 square feet for the 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004.

Much of our growth internationally in recent years has resulted from our acquisition of existing operations in various countries. During May 2002, the Company acquired its initial 6.1% stake in Seiyu, a Japanese retail chain, for approximately $51 million. In December 2002, the Company acquired 192.8 million additional shares in Seiyu for approximately $432 million through the exercise of the first in the series of warrants previously granted to us. Following this exercise and our purchase of 29.3 million additional Seiyu shares in other Seiyu securities offerings, our ownership percentage in Seiyu increased to approximately 37%. Through a series of warrants exercisable through 2007, we can contribute approximately ¥235 billion, or $2.3 billion at a January 31, 2005 exchange rate of 103.68 yen per dollar, for additional shares of Seiyu stock. If the next tranche of warrants is exercised in December 2005, the Company will own more than 50% of Seiyu. If all the warrants are exercised, we will own approximately 70% of the stock of Seiyu by the end of December 2007.

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

We have provided additional information regarding the accounting treatment of the acquisitions discussed above in Note 6 to the Consolidated Financial Statements which appear in our Annual Report to Shareholders and are incorporated by reference herein and have been included as an exhibit to this Annual Report.

Our Industry Segments

Our retail operations serve our customers primarily through three segments. We identify those segments based on management responsibility within the United States and in total for international units. The Wal-Mart Stores segment includes our Discount Stores, Supercenters and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of our operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. Our share of the results of our unconsolidated 37% minority interest in the Japanese retailer, Seiyu, is not included in the International segment. You will find information concerning the financial results of our operating segments and the total assets of each of those segments in Note 11 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Results of Operations and Financial Condition. We have incorporated our Consolidated Financial Statements as of January 31, 2005 and for the year then ended, the Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Results of Operations and Financial Condition by reference herein to our Annual Report to Shareholders, which is included as an exhibit to this Annual Report on Form 10-K.

Wal-Mart Stores Operating Segment

The Wal-Mart Stores segment had net sales of $191.8 billion, $174.2 billion and $157.1 billion for the fiscal years ended January 31, 2005, 2004, and 2003, respectively. During the most recent fiscal year, no single Discount Store, Supercenter or Neighborhood Market location accounted for as much as 1% of total Company sales or net income.

General We operate Wal-Mart Discount Stores in all 50 states, Supercenters in 45 states and Neighborhood Markets in 14 states. Our Discount Stores range in size from 30,000 square feet to 220,000 square feet, with the average size of a Discount Store being approximately 100,000 square feet. Supercenters range in size from 100,000 square feet to 261,000 square feet, with the average size of a Supercenter being approximately 187,000 square feet. Neighborhood Markets range in size from 38,000 square feet to 55,000 square feet, with the average size being approximately 43,000 square feet. Customers can also access a broad assortment of merchandise and services on-line at www.walmart.com.

Merchandise Wal-Mart Discount Stores and the general merchandise area of Supercenters carry apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and pet accessories, cameras and supplies, health and beauty aids, pharmaceuticals, jewelry and optical and provide photo processing services. In addition, our stores offer an assortment of grocery merchandise. The grocery assortment in our Supercenters consists of a full line of grocery items including meat, produce, deli, bakery, dairy, frozen foods and dry grocery. Most of our Discount Stores carry a limited assortment of dry grocery merchandise while a number of our larger Discount Stores in some markets carry a broader assortment of grocery items, including perishable items. Neighborhood Markets are generally organized into departments such as: dry grocery, meat, produce, deli, bakery, dairy, frozen foods, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods, general merchandise and pet supplies.

Nationally advertised merchandise accounts for a significant portion of sales in the Wal-Mart Stores segment. We also market lines of merchandise under our private-label store brands including “Sam’s Choice,” “One Source,” “Great Value,” “Everstart,” “Everactive,” “Ol’ Roy,” “Puritan,” “Equate,” “No Boundaries,” “George,” “Athletic Works” and “Kid Connection.” The Company also markets lines of merchandise under licensed brands, some of which include “Faded Glory,” “General Electric,” “Disney,” “Catalina,” “McDonald’s,” “Mary-Kate and Ashley” and “Starter.”

During the fiscal year ended January 31, 2005, sales in Discount Stores and Supercenters (which are subject to seasonal variance) by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Grocery, candy and tobacco	28%
Hardgoods	19%
Softgoods and domestics	16%
Pharmaceuticals	9%
Electronics	9%
Health and beauty aids	7%
Sporting goods and toys	6%
Stationery and books	3%
Photo processing	1%
Jewelry	1%
Shoes	1%

100%

Operations Hours of operation for nearly all Supercenters and an increasing number of Discount Stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining Discount Stores and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 p.m., seven days a week. The retail stores in our Wal-Mart Stores segment maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses; however, we also accept personal checks, credit cards and pin-based debit cards at all Discount Store, Supercenter and Neighborhood Market locations.

Seasonal Aspects of Operations The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition Our Discount Stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national chains. Our Supercenters compete with other supercenter-type stores, discount stores, supermarkets and specialty stores, many of which are national or regional chains. We also compete with other retailers for new store sites. As of January 31, 2005, the Wal-Mart Stores segment ranked first, based on net sales, among all retail department store chains and among all discount department store chains.

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

Distribution During fiscal 2005, approximately 81% of the Wal-Mart Stores segment’s purchases of merchandise were shipped from Wal-Mart’s 99 distribution centers, of which 37 are general merchandise distribution centers, 34 are grocery distribution centers, seven are clothing distribution centers and 16 are specialty distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. In addition to serving the Wal-Mart Stores segment, some of our grocery distribution centers also serve our SAM’S CLUB segment for perishable items. The specialty distribution centers ship merchandise such as jewelry, tires, optical, product returns, and pharmaceuticals. Additionally, the Company operates four import distribution centers and one distribution center for online orders placed via Walmart.com. The 99 distribution centers are located throughout the continental United

States. Eleven distribution centers are located in Texas, nine in Arkansas; eight in Georgia; seven in California; five in Indiana; four in each of Florida, New York and Ohio; three in each of Alabama, Missouri, North Carolina, Pennsylvania and Virginia; two each in Arizona, Illinois, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Utah and Wisconsin; and one each in Colorado, Delaware, Iowa, Kansas, Maryland, Michigan, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, Oklahoma, Oregon and Washington. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

SAM’S CLUB Operating Segment

The SAM’S CLUB segment had net sales of $37.1 billion, $34.5 billion and $31.7 billion for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income.

General We operate SAM’S CLUBs in 48 states. Facility sizes for SAM’S CLUBs generally range between 70,000 and 190,000 square feet, with the average SAM’S CLUB facility being approximately 128,000 square feet. SAM’S CLUB provides to its members a broad assortment of merchandise and services on-line at www.samsclub.com.

Merchandise SAM’S CLUB offers bulk displays of brand name merchandise, including hardgoods, some softgoods, institutional-size grocery items, and selected private-label items under the “MEMBER’S MARK,” “BAKERS & CHEFS” and “SAM’S CLUB” brands. Generally, each SAM’S CLUB also carries software, electronics, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh departments, which include bakery, meat, produce, floral and Sam’s Cafe. Additionally, a significant number of our clubs offer photo processing, pharmaceuticals, optical departments and gasoline stations.

During the fiscal year ended January 31, 2005, sales in the SAM’S CLUB segment, which are subject to seasonal variance, by product category were as follows:

CATEGORY	PERCENTAGE OF SALES
Food	31%
Sundries	28%
Hardgoods	19%
Service Businesses	16%
Softgoods	6%

100%

Operations Operating hours for SAM’S CLUBs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits Business Members to shop before the regular opening hours Monday through Saturday, starting at 7:00 a.m.

SAM’S CLUBs are membership only, cash-and-carry operations. Limited credit facilities are available, including the “SAM’S Direct” commercial finance program and “Business Revolving Credit” available to qualifying business members. Also, we make a “Personal Credit” program available to qualifying club members and accept the Discover Card in all clubs. Credit extended to members under these programs is without recourse to the Company. Typical club Members include business owners and operators. Individuals who are not business owners can become “Advantage” members by paying a membership fee. In fiscal 2005, business members paid an annual membership fee of $30 for the primary membership card with a spouse card available at no additional cost. In addition, business members can add up to eight business associates for $30 each. The annual membership fee for an individual “Advantage” member is $35 for the primary membership card with a spouse card available at no additional cost. The SAM’S CLUB PLUS Membership program offers additional benefits and value on services. The annual membership fee for a PLUS Member is $100.

Seasonal Aspects of Operations The SAM’S CLUB operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition SAM’S CLUBs compete with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors. We also compete with other retailers for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of small business members determines our competitive position in the warehouse club industry.

Distribution During fiscal 2005, approximately 62% of the SAM’S CLUB purchases were shipped from the SAM’S CLUB segment’s dedicated distribution facilities and some of our grocery distribution centers for perishable items. Suppliers shipped the balance of the SAM’S CLUB purchases directly to SAM’S CLUB locations. The principal focus of our SAM’S CLUB’s distribution operations is on crossdocking product, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers without storage in between. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour. A combination of seven Company-owned and operated distribution facilities and twelve third-party owned and operated facilities constitute the overall distribution structure for the SAM’S CLUB segment. Two of the Company-owned and operated facilities are located in Texas with single facilities located in Arizona, Arkansas, Colorado, Minnesota and Indiana. The third-party owned and operated facilities are in California, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. SAM’S CLUB uses a combination of our private truck fleet as well as common carriers to transport our non-perishable merchandise from distribution centers to our clubs. We contract with common carriers to transport our perishable grocery merchandise from distribution centers to our clubs.

International Operating Segment

Our International segment is comprised of our operations through wholly-owned subsidiaries in Argentina, Canada, Germany, Puerto Rico, South Korea, and the United Kingdom, our operations through majority-owned subsidiaries in Brazil and Mexico and our operations through joint ventures in China. Wal-Mart’s portion of the results of our unconsolidated 37% minority interest in Japanese retailer, Seiyu, is included in the Other segment. The International segment’s net sales for the fiscal years ended January 31, 2005, 2004 and 2003, were $56.3 billion, $47.6 billion and $40.8 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company sales or net income.

General Operating formats vary by country, and include Discount Stores in Canada and Puerto Rico; Supercenters in Argentina, Brazil, China, Germany, South Korea, Mexico, Puerto Rico and the United Kingdom; SAM’S CLUBs in Brazil, Canada, China, Mexico, and Puerto Rico; Superamas (traditional supermarket), Bodegas (combination discount and grocery store), Suburbias (specialty department store) and Vips (restaurant) in Mexico; Todo Dias (combination discount and grocery store) and Balaios (discount food and general merchandise store) in Brazil; Neighborhood Markets (traditional supermarkets) in China; ASDA stores (combination grocery and apparel store) and George stores (apparel store) in the United Kingdom; and Amigo supermarkets in Puerto Rico.

Merchandise The merchandising strategy for the International operating segment is similar to that of our operations in the United States in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

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

Competition The International operating segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety, specialty and wholesale sectors of the retail market in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International operating segment determines, to a large extent, our competitive position. In our international units, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

Distribution The International operating segment operates export consolidation facilities in California, Florida, Pennsylvania and Texas in support of product flow to its Mexican, Canadian, Asian, and Latin American markets. We operate a total of 58 distribution facilities that are located in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico and the United Kingdom. Through these facilities, we process and distribute both imported and domestic product to the operating units. During fiscal 2005, approximately 76% of the International operating segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International operating segment’s purchases directly to our stores in the various countries in which we operate. A combination of Company-owned and operated distribution facilities and third-party facilities makes up the overall distribution structure for the International operating segment.

Employees (“Associates”)

As of January 31, 2005, the Company employed approximately 1.7 million Associates worldwide, with approximately 1.3 million Associates in the United States and approximately 410,000 Associates in foreign countries. In the United States, the Company offers a broad range of company paid benefits to our Associates, including a profit sharing and 401(k) plan, store discount cards, bonuses based on Company performance, discounted stock purchase program and life insurance. The Company also offers health care benefits to eligible full-time and part-time Associates. After the first year, the Company’s medical plan has no lifetime maximum for most expenses.

In our operations outside the United States, the Company provides a variety of Associate benefits which vary based on customary local practices and statutory requirements.

Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only ones that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

General economic and other conditions, both domestically and internationally, may adversely affect our financial performance.

General economic conditions may adversely affect our financial performance. Higher interest rates, higher fuel and other energy costs, higher labor and healthcare costs, unfavorable foreign exchange rates and economic factors that adversely affect consumer demand for the merchandise we offer, change the mix of products sold to one with a lower average gross margin, result in increased cost of sales, slower inventory turnover and greater markdowns on inventory could adversely affect the financial performance of our Wal-Mart Stores and SAM’S CLUBs operations in the United States. High levels of unemployment, inflation, changes in tax and other laws, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in those countries.

We may face impediments to our expansion in the United States, including conversions of Discount Stores into Supercenters.

The growth in the net sales and operating net income of our Wal-Mart Stores segment and our SAM’S CLUB segment depends to a substantial degree on our expansion programs. Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the United States and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional Discount Stores, Supercenters, Neighborhood Markets and SAM’S CLUBs and to convert Discount Stores into Supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats may affect our ability to open new stores and clubs, to convert Discount Stores into Supercenters or to relocate or expand existing units. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our Discount Stores into Supercenters. If we are unable to open new Discount Stores, Supercenters, Neighborhood Markets or SAM’S CLUBs or continue to convert Discount Stores into Supercenters, our financial performance could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts, our financial performance could be adversely affected.

Impediments to the expansion of our International operations could adversely affect our financial performance.

Our business strategy for our International segment includes expansion by selective acquisitions and strategic alliances that add new stores and markets to our existing International business, as well as by opening of new units in the countries in which we are currently operating. As in the United States, our ability to open new stores in our current markets depends in large measure upon our ability to locate, hire and retain qualified personnel and our ability to acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units. In addition, access to local suppliers of certain types of goods may limit our ability to add new units in certain markets. If we do not effectively execute our expansion plans for our International segment, our financial performance could be adversely affected.

We can give no assurance that we will continue to identify suitable acquisition candidates at acceptable prices or be successful in consummating the acquisition of any such candidate. In addition, while we believe we will be ultimately able to integrate successfully any newly acquired operations into our existing operations, no certainty exists that future acquisitions or alliances will be successfully integrated into our operations or can be successfully integrated in a reasonable time. Our failure to identify appropriate candidates for acquisition or alliance or to integrate effectively future acquisitions and alliances into our existing operations could adversely affect our financial performance.

Failure to attract and retain qualified Associates and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations in the United States and abroad depends on our ability to attract and retain a large and growing number of qualified Associates. Our ability to meet our labor needs generally while controlling our Associate wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, to attract or to retain qualified personnel or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

We face strong competition from other retailers and wholesale club operators.

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products, services and other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Wal-Mart Stores segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, as well as internet-based retailers and catalog businesses. Our SAM’s CLUB segment competes with other wholesale club operators. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarket, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection, services offered to customers, location and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks, Store Within a Store and Store of the Community, have allowed us to successfully compete against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods sold. Our ability to respond effectively to competitive pressures and changes in the retail markets could affect our financial performance. See “Item 1. Business.” below for additional discussion of our competitive situation.

Certain segments of the retail industry are currently undergoing some consolidation, which could result in increased competition and significantly alter the dynamics of the retail marketplace. Such consolidation may result in competitors with greater financial resources, better access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations could result in the provision of a wider variety of products and services at competitive prices by such consolidated companies, which could adversely affect our financial performance.

Risks associated with the vendors from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our vendors must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards, and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, suppliers’ failure to meet our vendor standards, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could adversely affect our financial performance.

Our International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate.

We currently conduct operations in Argentina, Brazil, Canada, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom, as well as through joint venture agreements in China. We also own a minority interest in Seiyu, a retailer in Japan. During fiscal 2005, our International operations generated 19.7% of our net sales. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations and other matters in any of the countries or regions in which we currently operate or intend to operate in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, which could adversely affect our financial performance. Other factors which may impact our International operations include foreign trade, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

We are subject to certain legal proceedings that may affect our financial condition and results of operation.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to the Company’s financial condition or results of operations. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified currently includes approximately 1.6 million present and former female Associates. The plaintiffs in this case allege we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. The U.S. District Court hearing this case has issued an order granting in part and denying in part the plaintiffs’ motion for class certification. We discuss this case and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 8 to our consolidated financial statements, which is incorporated by reference in this Form 10-K.

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website, the address of which is: http://investor.walmartstores.com/phoenix.zhtml?c=112761&p=irol-sec. Our Senior Financial Officer Code of Ethics and our Statement of Ethics can be located in the Corporate Governance section of the Investor Relations webpage at http://investor.walmartstores.com. These documents, as well as our SEC filings are available in print to any shareholder who requests a copy from our Investor Relations Department.

ITEM 2. PROPERTIES

The number and location of United States and international Wal-Mart Discount Stores, Supercenters and SAM’S CLUBs and other formats is incorporated by reference to the table under the caption “Fiscal 2005 End-of-Year Store Count” included in our Annual Report to Shareholders for the year ended January 31, 2005, which information we have included as an exhibit to this Annual Report on Form 10-K.

United States As of January 31, 2005, in the United States, we owned 2,303 of the properties on which Discount Stores, Neighborhood Markets and Supercenters were located and 407 of the properties on which our SAM’S CLUBs were located. In some cases, we own the land associated with leased buildings in which our Discount Stores, Neighborhood Markets, Supercenters and SAM’S CLUBs are located. In the United States, we either lease the remaining buildings in which our present stores and clubs are located from a commercial property developer, lease them pursuant to sale/leaseback arrangements or lease them from a local governmental entity in connection with industrial revenue bond financing arrangements. All store leases provide for fixed annual rentals and, in many cases, the leases provide for additional rent based on sales volume.

We use independent contractors to construct our buildings.

As of January 31, 2005, we operated 99 Wal-Mart distribution facilities. We lease 15 of the distribution facilities under industrial development bond and other financing arrangements that provide us with the option to purchase those facilities at the end of the lease term for nominal amounts. We own seven SAM’S CLUB distribution facilities.

We own the office facilities in Bentonville, Arkansas that serve as our home office. We lease an office facility in Brisbane, California that serves as the home office for Walmart.com

International We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2005, we owned 9 properties in Argentina, 80 properties in Brazil, 80 properties in Canada, 1 property in China, 19 properties in Germany, 16 properties in South Korea, 344 properties in Mexico, 10 properties in Puerto Rico and 180 properties in the United Kingdom in which the operating units are located, with the remaining units in each country being leased. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Our International operations are supported by 58 distribution facilities as of January 31, 2005. Of these 58 distribution facilities, we owned 32 and leased 10. Third parties owned and operated the remaining 16 distribution facilities.

ITEM 3. LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data,” in Note 8 to our financial statements, which is captioned “Litigation,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Hummel v. WM, Common Pleas Ct. of Philadelphia County, PA, 8/30/04; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM’S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04.

Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 01/27/05; Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02; Comer v. WM, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 06/24/04; Sepulveda v. WM, Superior Ct. of CA, Los Angeles County, CA, 1/14/04.

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

III. IMMIGRATION MATTER: On March 18, 2005, the U.S. Attorney’s Office for the Middle District of Pennsylvania announced the conclusion and settlement, on a civil basis, of its grand jury investigation into the Company’s potential violations of Federal immigration laws involving certain third-party contractors that provided floor cleaning services to certain Wal-Mart stores, and those contractors’ alleged employment of undocumented workers. As part of the civil settlement, the Company has agreed to cooperate with the government’s ongoing investigation; to pay $11 million to support future law enforcement activities by the Bureau of Immigration and Customs Enforcement; to provide training to store managers on relevant immigration laws and regulations; and to put controls in place to ensure that third-party contractors are taking reasonable steps to comply with immigration laws.

On November 10, 2003, a civil action was filed against the Company in the United States District Court for the District of New Jersey, captioned Zavala, et al. v. Wal-Mart Corporation, et al., Case No. 03-CV-5309. This complaint asserts claims under the Fair Labor Standards Act (“FLSA”), the Racketeer Influenced Corrupt Organizations Act, and various statutory causes of action and common law torts arising from the Company’s relationship with certain third-party contractors responsible for providing floor cleaning services in its stores. In December 2004, the district court conditionally certified the plaintiffs’ wage claims for notice purposes under the FLSA. Any potential liability on the part of the Company cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required by this item is incorporated by reference to the “Number of Shareholders of Record” under the caption “11-Year Financial Summary”, and all the information under the captions “Market Price of Common Stock,” “Listings—Stock Symbol: WMT” and “Dividends Per Common Share” included in the Annual Report to Shareholders for the year ended January 31, 2005. Such information is included in an exhibit to this Annual Report on Form 10-K.

Information about our equity compensation plans is incorporated by reference to all information under the caption “Equity Compensation Plan Information” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on Friday, June 3, 2005 (the “Proxy Statement”).

In September 2004, our Board of Directors approved a new $10.0 billion share repurchase program, separate from and replacing the previous $7.0 billion program approved in January 2004. Shares purchased under our share repurchase programs are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period during which we can make our share repurchases under the current program. The current program will expire if and when we have repurchased an aggregate of $10.0 billion of shares pursuant to the program.

The following table sets forth information on the Company’s common stock repurchase program activity based on trade date for the quarter ended January 31, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
November 1, 2004 through November 30, 2004	522	$53.26	520	$9,785,470
December 1, 2004 through December 31, 2004	2,330	$52.68	2,330	$9,662,728
January 1, 2005 through January 31, 2005	3	$53.15	—	$9,662,728

Total fourth quarter	2,855	$52.78	2,850	$9,662,728

(1)	Includes a nominal amount of shares repurchased from Associates to satisfy the exercise price and tax withholding of certain stock option exercises.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption “11-Year Financial Summary” included in the Annual Report to Shareholders for the year ended January 31, 2005. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated by reference to all information under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2005. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is incorporated by reference to all information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2005. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Auditors” included in the Annual Report to Shareholders for the year ended January 31, 2005. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended January 31, 2005 and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Business Experience	Current Position Held Since	Age
Michael T. Duke	Executive Vice President and President and Chief Executive Officer of the Wal-Mart Stores Division. From July 2000 to April 2003, he served as Executive Vice President of Administration. From March 2000 to July 2000, he served as Executive Vice President of Logistics. From July 1995 to March 2000, he served as Senior Vice President of Logistics. Prior to July 1995, he served as Senior Vice President of Distribution.	2003	55

David D. Glass	Chairman, Executive Committee of the Board. Prior to January 2000, he served as President and Chief Executive Officer of the Company.	2000	69

Charles M. Holley, Jr.	Senior Vice President and Controller. From March 1999 to January 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Wal-Mart International. From October 1996 to March 1999 he served as Vice President and Chief Financial Officer of Wal-Mart International.	2003	48

Thomas D. Hyde	Executive Vice President and Corporate Secretary. From July 2001 to June 2002, he served as Executive Vice President and Senior General Counsel. Prior to July 2001, he served as Senior Vice President and General Counsel of Raytheon Company since 1992.	2001	56

Lawrence V. Jackson	Executive Vice President, People Division. Before joining Wal-Mart, he served as President and Chief Operating Officer of Dollar General Corporation since September 2003. Prior to Dollar General Corporation, he was Senior Vice President of supply operations for Safeway Inc.	2004	51

John B. Menzer	Executive Vice President and President and Chief Executive Officer of Wal-Mart International. Prior to June 1999, he served as Executive Vice President and Chief Financial Officer of the Company.	1999	54

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer. From February 1997 to January 2000, he served as Senior Vice President and Chief Financial Officer of Black & Decker Corporation. Prior to February 1997, he served as Vice President and Chief Financial Officer of Black & Decker Corporation.	2000	52

H. Lee Scott, Jr.	President and Chief Executive Officer. From January 1999 to January 2000, he served as Vice Chairman and Chief Operating Officer of the Company. From January 1998 to January 1999, he served as Executive Vice President and President and Chief Executive Officer of the Wal-Mart Stores Division. Prior to January 1998, he served as Executive Vice President – Merchandising of the Company.	2000	56

B. Kevin Turner	Executive Vice President and President and Chief Executive Officer of the SAM’S CLUB Division. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of the Information Systems Division. From March 2000 to September 2001, he served as Senior Vice President and Chief Information Officer of the Information Systems Division.	2002	39

S. Robson Walton	Chairman of the Board.	1992	60

Additional information regarding our Board and Committee Governing Documents, our Audit Committee, our director nomination process, and our Codes of Ethics for senior financial officers and other Associates required by this item is incorporated by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to all information under the caption entitled “Compensation of Directors,” “Compensation, Nominating and Governance Committee Report on Executive Compensation,” “Summary Compensation,” “Option Grants In Last Fiscal Year,” “Long-Term Incentive Plan-Awards in Fiscal 2005,” “Termination of Employment Arrangements” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” included in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to all information under the caption entitled “Stock Ownership”, subcaptions “Holdings of Major Shareholders” and “Holdings of Officers and Directors” included in our Proxy Statement. In addition, please refer to Part II, Item 5 of this Annual Report on Form 10-K for information relating to Equity Compensation.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Consolidated Financial Statements

The financial statements listed in the following table which are included in our Annual Report to Shareholders, are incorporated by reference herein or filed as part of this Annual Report on Form 10-K. The financial statements can be located at Exhibit 13 filed herewith.

Annual Report to Shareholders (page)
Covered by Report of Independent Registered Public Accounting Firm:

Consolidated Statements of Income for each of the three years in the period ended January 31, 2005	33

Consolidated Balance Sheets at January 31, 2005 and 2004	34

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended January 31, 2005	35

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2005	36

Notes to Consolidated Financial Statements, except Note 12	37

Not Covered by Report of Independent Registered Public Accounting Firm:

Note 12—Quarterly Financial Data (Unaudited)	49

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K:

3	(a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1989, the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K dated June 27, 1999.

3	(b)	Amended and Restated Bylaws of the Company-are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

4	(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4	(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4	(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4(e)	Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4(g)	Indenture dated as of July 5, 2001, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4(h)	Indenture dated as of December 11, 2002, between the Company and Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

+ 10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Registration Statement on Form S-8 (File Number 2-94358).

+ 10(c)	1991 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(h) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1992. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10(d)	1993 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1984 is incorporated herein by reference to Exhibit 10(i) from the Annual Report on Form 10-K of the Company for the year ended January 31, 1993. This document is located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-6991.

+ 10(e)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+ 10(f)	Wal-Mart Stores, Inc. Director Compensation Plan is incorporated herein by reference to Exhibit 4(d) to Registration Statement on Form S-8 (File Number 333-24259).

+ 10(g)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003 is incorporated herein by reference to Exhibit 10(g) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ 10(h)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997.

+ 10(i)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ 10(j)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

+ 10(k)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 as amended through January 15, 2004 is incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ 10(l)	Wal-Mart Stores, Inc. Management Incentive Plan of 1998 as amended and restated effective February 1, 2003 is incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+*10(m)	The Rules of the Asda Sharesave Plan 2000, as amended June 4, 2004.

+*10(n)	The Asda Colleague Share Ownership Plan 1999, as amended June 4, 2004.

+10(o)	Retirement Agreement, dated January 22, 2005 between the Company and Thomas M. Coughlin is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2005.

+*10(p)	Notice of Non Qualified Stock Option Grant, as amended January 3, 2005.

+*10(q)	Notification of Restricted Stock Award and Terms and Conditions of Award, as amended January 3, 2005.

+*10(r)	Notification of Stock Value Equivalent Award and Terms and Conditions of Award.

+10(s)	Form of Post -Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete, Together with Summary of Material Differences From Form of Agreement Filed is incorporated by reference to Exhibit 10(o) from Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed August 26, 2004.

+*10(t)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004.

*12	Statement re computation of ratios.

*13	The Annual Report to Shareholders for the fiscal year ending January 31, 2005. All information incorporated by reference in Items 1, 2, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2005 is filed with the Commission. The balance of this information in the Annual Report to Shareholders will be furnished to the Commission in accordance with Item 601(13) of Regulation S-K.

*21	List of the Company’s Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31	Chief Executive Officer and Chief Financial Officer Section 302 Certifications.

**32	Chief Executive Officer and Chief Financial Officer Section 906 Certifications.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 31, 2005	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 31, 2005	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President, Chief Executive Officer and Director

DATE: March 31, 2005	By	/s/ S. Robson Walton
S. Robson Walton Chairman of the Board and Director

DATE: March 31, 2005	By	/s/ David D. Glass
David D. Glass Chairman, Executive Committee of the Board and Director

DATE: March 31, 2005	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 31, 2005	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Senior Vice President and Controller (Principal Accounting Officer)

DATE: March 31, 2005	By	/s/ James W. Breyer
James W. Breyer Director

DATE: March 31, 2005	By	/s/ M. Michele Burns
M. Michele Burns Director

DATE: March 31, 2005	By	/s/ Douglas N. Daft
Douglas N. Daft Director

DATE: March 31, 2005	By	/s/ Roland A. Hernandez
Roland A. Hernandez Director

DATE: March 31, 2005	By	/s/ John D. Opie
John D. Opie Director

DATE: March 31, 2005	By	/s/ J. Paul Reason
J. Paul Reason Director

DATE: March 31, 2005	By	/s/ Jack C. Shewmaker
Jack C. Shewmaker Director

DATE: March 31, 2005	By	/s/ Jose H. Villarreal
Jose H. Villarreal Director

DATE: March 31, 2005	By	/s/ John T. Walton
John T. Walton Director

DATE: March 31, 2005	By	/s/ Christopher J. Williams
Christopher J. Williams Director