Form 10-Q
period 2005-04-30
WAL MART STORES INC
filed 2005-06-03
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2005.

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
Common Stock, $.10 Par Value - 4,182,021,601 shares as of May 23, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended April 30,
	2005	2004
Revenues:
Net sales	$70,908	$64,763
Other income, net	772	680
	71,680	65,443
Costs and expenses:
Cost of sales	54,571	49,969
Operating, selling, general and administrative expenses	13,168	11,869
Operating income	3,941	3,605

Interest:
Debt	199	185
Capital leases	53	65
Interest income	(52)	(42)
Interest, net	200	208

Income before income taxes and minority interest	3,741	3,397
Provision for income taxes	1,212	1,189
Income before minority interest	2,529	2,208
Minority interest	(68)	(42)
Net income	$2,461	$2,166

Basic and diluted net income per common share	$0.58	$0.50

Weighted-average number of common shares:
Basic	4,228	4,294
Diluted	4,234	4,302

Dividends declared per common share	$0.60	$0.52

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	April 30, 2005	April 30, 2004	January 31, 2005
ASSETS
Cash and cash equivalents	$4,955	$3,828	$5,488
Receivables	1,520	1,230	1,715
Inventories	31,349	28,320	29,447
Prepaid expenses and other	1,817	1,375	1,841
Total current assets	39,641	34,753	38,491

Property, plant and equipment, at cost	85,954	74,913	84,041
Less accumulated depreciation	(19,579)	(16,612)	(18,637)
Property, plant and equipment, net	66,375	58,301	65,404

Property under capital leases, net	2,928	2,563	2,799
Goodwill	10,786	10,134	10,803
Other assets and deferred charges	2,485	2,269	2,427
Total assets	$122,215	$108,020	$119,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$7,017	$4,161	$3,812
Accounts payable	22,910	19,489	21,671
Dividends payable	1,946	1,642	—
Accrued liabilities	11,056	9,895	12,161
Accrued income taxes	1,971	1,588	1,281
Long-term debt due within one year	4,040	4,498	3,759
Obligations under capital leases due within one year	228	189	223
Total current liabilities	49,168	41,462	42,907

Long-term debt	18,232	17,468	20,087
Long-term obligations under capital leases	3,396	3,032	3,243
Deferred income taxes and other	2,867	2,215	2,951
Minority interest	1,361	1,271	1,340

Commitments and contingencies

Common stock and capital in excess of par value	2,827	2,613	2,848
Retained earnings	42,153	38,292	43,854
Other accumulated comprehensive income	2,211	1,667	2,694
Total shareholders’ equity	47,191	42,572	49,396
Total liabilities and shareholders’ equity	$122,215	$108,020	$119,924

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Three Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,461	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,132	1,037
Other	(44)	147
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	185	137
Increase in inventories	(1,917)	(1,630)
Increase (decrease) in accounts payable	1,040	(7)
Decrease in accrued liabilities	(344)	(983)
Net cash provided by operating activities	2,513	867

Cash flows from investing activities:
Payments for property, plant and equipment	(2,772)	(2,645)
Disposal of assets	301	242
Investment in international operations	—	(315)
Other investing activities	(25)	(64)
Net cash used in investing activities	(2,496)	(2,782)

Cash flows from financing activities:
Increase in commercial paper	3,205	894
Proceeds from issuance of long-term debt	—	2,015
Payment of long-term debt	(1,508)	(37)
Dividends paid	(635)	(558)
Purchase of Company stock	(1,415)	(1,943)
Other financing activities	(156)	106
Net cash provided by (used in) financing activities	(509)	477

Effect of exchange rates on cash	(41)	67
Net decrease in cash and cash equivalents	(533)	(1,371)
Cash and cash equivalents at beginning of year	5,488	5,199
Cash and cash equivalents at end of period	$4,955	$3,828

Supplemental disclosure of cash flow information:
Income taxes paid	$810	$973
Interest paid	$339	$293

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of income and condensed consolidated statements of cash flows for the quarters ended April 30, 2005 and 2004, are unaudited. The condensed consolidated balance sheet as of January 31, 2005 is derived from the audited financial statements at that date.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Such adjustments are of a normal recurring nature. Additionally, certain reclassifications have been made to prior periods to conform to the current period presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders for the fiscal year ended January 31, 2005. Therefore, the interim financial statements should be read in conjunction with that annual report to shareholders.

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 6.0 million and 8.5 million shares for the quarters ended April 30, 2005, and 2004, respectively.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all merchandise inventories in the United States, except SAM’S CLUB merchandise, which is based on average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. The Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Segments

The Company is principally engaged in the operation of mass merchandising stores located in all 50 states, Argentina, Brazil, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, through joint ventures in China, and through a majority-owned subsidiary in Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Supercenters, Discount Stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea and the United Kingdom. The amounts under the caption “Other” in the following table are unallocated corporate overhead, including our real estate operations in the United States. The Company’s portion of the results of our unconsolidated minority interest in The Seiyu, Ltd. is also included under the caption “Other.”

The Company measures the profit of its segments as “segment operating income,” which is defined as income before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income before income taxes and minority interest appear in the following tables.

Net sales by operating segment were as follows (in millions):

	Quarter Ended April 30,
	2005	2004
Wal-Mart Stores	$47,641	$43,571
SAM’S CLUB	9,155	8,641
International	14,112	12,551
Total net sales	$70,908	$64,763

Segment operating income and the reconciliation to income before income taxes and minority interest are as follows (in millions):

	Quarter Ended April 30,
	2005	2004
Wal-Mart Stores	$3,307	$3,121
SAM’S CLUB	295	267
International	667	563
Other	(328)	(346)
Operating income	3,941	3,605
Interest expense, net	200	208
Income before income taxes and minority interest	$3,741	$3,397

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	April 30, 2005	April 30, 2004	January 31, 2005
International	$10,481	$9,829	$10,498
SAM’S CLUB	305	305	305
Total goodwill	$10,786	$10,134	$10,803

The change in the International segment’s goodwill since the first quarter of fiscal 2005 is primarily the result of foreign exchange rate fluctuations.

NOTE 5. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting adjustments. Comprehensive income was $2.0 billion and $2.8 billion for the quarters ended April 30, 2005, and 2004, respectively.

NOTE 6. Common Stock Dividends

During the first quarter of fiscal 2006, the Company’s Board of Directors declared an annual dividend of $0.60 per share on shares of the Company’s common stock. The fiscal 2006 dividend is payable in four equal quarterly installments on April 4, June 6, and September 6, 2005 and January 3, 2006 to holders of record on March 18, May 20, August 19 and December 16, 2005, respectively. A $0.52 per share annual dividend was declared in the first quarter of fiscal 2005 and paid in four equal quarterly installments.

NOTE 7. Income Taxes

The Company’s effective tax rate for the first quarter of fiscal 2006 was 32.4% which is less than the Company's underlying estimated annual effective tax rate due to non-cash tax adjustments of $77 million in the quarter primarily resulting from the Company's assessment of the outcome of certain tax matters. With the impact of the lower rate for the first quarter, the full year rate is currently forecast to be approximately 34.2%, although there may be quarterly volatility.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur. Currently, no effective tax rate impact is expected from the repatriation of cash under the American Jobs Creation Act.

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

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly Associates who allege, among other things, that the Company forced them to work “off the clock” and failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied or overturned in Arizona, Arkansas, Florida, Georgia, Indiana, Louisiana, Maryland, Michigan, North Carolina, Ohio, Texas (state court), West Virginia, and Wisconsin. Some or all of the requested classes have been certified in California, Colorado, Massachusetts, Minnesota, New Mexico, Oregon, and Washington. Conditional certifications for notice purposes under the FLSA have been allowed in Georgia, Michigan, and Texas (federal court).

A putative class action is pending in California challenging the methodology of payments made under various Associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating Associates’ regular rate of pay for purposes of determining overtime.

The Company is currently a defendant in six putative class actions brought on behalf of assistant store managers who challenge their exempt status under state and federal courts, which are pending in California, Michigan, New Mexico, and Tennessee. Conditional certification for notice purposes under FLSA has been granted in one of these cases (Comer v. WM). Otherwise, no determination has been made as to class certification in any of these cases.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. Following a hearing on class certification on September 24, 2003, on June 21, 2004, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the District Court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female Associates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our financial statements as of January 31, 2005, and the year then ended, and Management’s Discussion and Analysis of Results of Operations and Financial Condition both contained in our Annual Report to Shareholders for the year ended January 31, 2005, which is included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2005.

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

Throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, we discuss segment operating income and comparative store sales. Segment operating income refers to income before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead. Comparative store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. We consider comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and have not been expanded or relocated since that date. Stores that were expanded or relocated during that period are not included in the calculation. Comparative store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

Key Items in the First Quarter

Significant financial items related to the first quarter of fiscal 2006 include:

•	Net sales for the first quarter of fiscal 2006 increased 9.5% to $70.9 billion from $64.8 billion in the first quarter of fiscal 2005.

•
    Net income increased 13.6% to $2.5 billion, or $0.58 per share, in the first quarter of fiscal 2006. Net income for the first quarter of fiscal 2006 includes the favorable impact of two items amounting to $145 million after tax, or $0.03 per share: $77 million from favorable tax resolutions and positive legal developments of $68 million after tax.

•	Total assets increased 13.1% to $122.2 billion at April 30, 2005 when compared to April 30, 2004. During the first quarter of fiscal 2006, we made $2.8 billion of capital expenditures.

•
    Domestic comparative store sales increased 2.9% for the quarter ended April 30, 2005, which compares to a 6.4% increase for the quarter ended April 30, 2004. Comparative store sales at our Wal-Mart Stores segment increased 2.8% for the first quarter of fiscal 2006 compared with 5.9% in the first quarter of fiscal 2005. SAM’S CLUB’s comparative store sales increased 3.5% in the first quarter of fiscal 2006 compared with 8.8% in the first quarter of fiscal 2005.

•	Net sales at our International segment increased 12.4% when compared with the first quarter of fiscal 2005.

•
    When compared with the first quarter of fiscal 2005, our International and SAM’S CLUB segment operating income for the first quarter of fiscal 2006 increased 18.5% and 10.5%, respectively. Operating income in these segments grew faster than segment net sales. Our Wal-Mart Stores segment operating income grew 6.0% which was slower than the growth in segment net sales primarily because sales were below plan and because operating expenses increased as a percentage of segment net sales.

•	Our Board of Directors declared an annual dividend of $0.60 per share, payable in equal quarterly installments. This dividend represents an increase of 15% over fiscal year 2005.

Results of Operations

The Company and each of its operating segments had net sales for the quarters ended April 30, 2005 and 2004 as follows (dollars in millions):

	Quarter ended April 30, 2005		Quarter ended April 30, 2004
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$47,641	67.2%	$43,571	67.3%	9.3%
SAM’S CLUB	9,155	12.9%	8,641	13.3%	5.9%
International	14,112	19.9%	12,551	19.4%	12.4%
Total net sales	$70,908	100.0%	$64,763	100.0%	9.5%

The increase in our net sales for the quarter ended April 30, 2005 resulted from our expansion programs and a comparative store sales increase of 2.9% in the United States.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the other segments are largely due to the favorable impact of foreign exchange on the International segment’s net sales in the first quarter of fiscal 2006 which amounted to $386 million. The decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores segment than the SAM’S CLUB segment.

Our total gross profit as a percentage of sales (our “gross margin”) increased from 22.8% in the first quarter of fiscal 2005 to 23.0% during the first quarter of fiscal 2006. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.6% for the first quarter of fiscal 2006, up from 18.3% in the corresponding period in fiscal 2005. This increase was primarily due to increases in wage, utility and fuel costs. These costs were partially offset by the impact of positive legal developments previously discussed which resulted in favorable adjustments to our litigation accruals.

Interest, net, remained relatively unchanged in the first quarter of fiscal 2006 when compared with the first quarter of fiscal 2005.

Our effective income tax rate for the first quarter of fiscal 2006 was 32.4% which is compared to 35.0% in the first quarter of fiscal 2005. The effective tax rate for the first quarter of fiscal 2006 is less than the Company's underlying estimated annual effective tax rate due to non-cash tax adjustments of $77 million in the quarter primarily resulting from the Company's assessment of the outcome of certain tax matters.

Net income for the first quarter of fiscal 2006 increased 13.6% over the first quarter of fiscal 2005 largely as a result of the increase in operating income and the $145 million favorable impact of positive legal developments and tax resolutions previously discussed.

Wal-Mart Stores Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2005	$ 47,641	9.3%	$ 3,307	6.0%	6.9%
2004	$ 43,571	12.8%	$ 3,121	13.4%	7.2%

The first quarter fiscal 2006 sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion in the Wal-Mart Stores segment since April 30, 2004 has consisted of the opening of 36 Discount Stores (including the expansion of one Discount Store), 19 Neighborhood Markets and 228 Supercenters (including 143 conversions of existing Discount Stores into Supercenters). The comparative store sales increase for the segment was 2.8% for the first quarter of fiscal 2006. The increase occurred despite the impact of leap year on the first quarter of fiscal 2005, which added an additional day of sales in the prior year first quarter.

Segment operating income as a percent of segment net sales decreased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to a reduction in gross margin as a percent of segment sales and an increase in operating expenses. Gross margin as a percent of segment sales decreased for the first time in recent quarters as the Company experienced margin pressures from increasing transportation costs resulting from higher fuel prices as well as from sales mix, with stronger sales in lower margin departments. Operating expenses as a percent of segment net sales increased as the segment experienced pressures from wage, insurance, utility and maintenance costs during the first quarter of fiscal 2006.

The segment operating income increase of 13.4% in the quarter ended April 30, 2004 benefited from a comparison to the quarter ended April 30, 2003 in which the Wal-Mart Stores segment recognized a $51 million charge resulting from the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”).

We anticipate that high fuel costs and fuel surcharges will continue to exert pressure on our gross margin. Additionally, we anticipate the impact of higher fuel costs on our customers could continue to place pressure on our Wal-Mart Stores segment’s net sales.

SAM’S CLUB Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2005	$ 9,155	5.9%	$ 295	10.5%	3.2%
2004	$ 8,641	10.5%	$ 267	30.9%	3.1%

The SAM’S CLUB segment’s sales increase for the first quarter of fiscal 2006 resulted from the growth in comparative Club sales and the segment’s continued expansion activities since April 30, 2004, which resulted in the opening of 14 new Clubs and the relocation or expansion of 19 existing Clubs. First quarter comparative Club sales increased 3.5%, including a 1.2% contribution from gasoline sales. Our continued focus on the business member has resulted in strong sales in key business categories. Sales comparisons in the current quarter were negatively impacted due to one less day of sales, as last year was a leap year.

The increase in the segment’s operating income as a percentage of segment net sales for the first quarter of fiscal year 2006 resulted primarily from leveraging expenses and a slight improvement in gross margin. The increase in gross margin is primarily a result of strong sales increases in higher margin categories.

The segment’s operating income increase of 30.9% in the quarter ended April 30, 2004 benefited from a comparison to the quarter ended April 30, 2003 in which the SAM’S CLUB segment recognized a $36 million charge resulting from the adoption of EITF 02-16.

International Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2005	$ 14,112	12.4%	$ 667	18.5%	4.7%
2004	$ 12,551	22.1%	$ 563	46.6%	4.5%

International segment net sales for the first quarter of fiscal 2006, when compared to net sales in the same period in fiscal 2005, increased as a result of favorable exchange rate movements (primarily in the British Pound, Euro and Canadian Dollar), continued expansion activities within the segment and improved operating results. Expansion in the International segment since April 30, 2004, has consisted of the opening of 114 additional units (net of five closures) and the relocation or expansion of 38 units. Changes in foreign currency rates had a favorable impact of $386 million on net sales during the quarter.

The International segment’s operating income increased as a percentage of segment net sales from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 as a result of increases in gross margin and other income as a percentage of segment net sales, partially offset by an increase in operating expenses as a percentage of net sales. Gross margin increased because of a shift in sales to higher margin categories and reduced markdown activity in Mexico, Germany, China, and Korea. Other income was positively impacted by real estate development activities within the segment. Operating expenses in the International segment increased as a percentage of segment net sales reflecting a higher base wage and overall expense pressures from current sales growth trends in Canada and the United Kingdom. The first quarter of fiscal 2005 includes two months of operations from our acquisition of Bompreço S.A. Supermercados do Nordeste in Brazil (“Bompreço”) while the first quarter of fiscal 2006 includes a full quarter of operations for Bompreço. Changes in foreign currency rates had a favorable impact of $13 million on operating income during the first quarter of fiscal 2006.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by operating activities of continuing operations in the first quarter of fiscal 2006 were $2.5 billion, compared with $867 million for the comparable period in fiscal 2005. The increase in operating cash flow from continuing operations is primarily attributable to differences in the timing of supplier and tax payments in fiscal 2006 compared with fiscal 2005.

During the first three months of fiscal 2006, we paid dividends of $635 million, made $2.8 billion in capital expenditures, issued $3.2 billion of commercial paper (net of commercial paper repaid in that period), repaid $1.5 billion of long-term debt and paid $1.4 billion for the repurchase of outstanding shares of our common stock.

On June 2, 2005, we executed the sale of $1.25 billion of 4.125% notes due July 2010, and $750 million of 4.5% notes due July 2015. This transaction is expected to close on or about June 9, 2005.

Working Capital

Current liabilities exceeded current assets at April 30, 2005 by $9.5 billion, an increase of $5.1 billion from January 31, 2005. The ratio of our current assets to our current liabilities was 0.8 to 1.0, at April 30, 2005, 0.9 to 1.0 at January 31, 2005, and 0.8 to 1.0 at April 30, 2004. The decrease in the ratio from January 31, 2005 to April 30, 2005 is due to an increase in dividends payable, resulting from an annual dividend being declared in the first quarter of fiscal 2006, and the timing of items discussed under the heading “Overview.”

Company Stock Repurchase Program and Common Stock Dividends

We repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. During the first quarter of fiscal 2006, we repurchased $1.7 billion of shares under this repurchase program. At April 30, 2005, approximately $8.0 billion of additional shares may be repurchased under the current authorization. There is no expiration date governing the period over which we can make our share repurchases. Under the program, repurchased shares are constructively retired and returned to unissued status. Share repurchases are generally settled in cash within three days of our purchase date.

We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock. The authorization approved in September 2004, in part, contemplated repurchases of our shares that become available for purchase as a result of the Standard & Poors (“S&P”) Index float adjustment, a portion of which was implemented in March with the remaining portion planned for implementation in September 2005. Under the float adjustment, share counts used to determine the S&P indices will reflect only those shares that are available to investors, not all outstanding shares. The float adjustment will exclude shares closely held by control groups. As a result, our relative weight in the S&P declined in March 2005 and will further decline in September 2005. As was the case in March 2005, we expect that the September 2005 adjustment in the S&P indices will cause investment funds that base their portfolio allocations on S&P indices to sell a portion of the shares of the Company they hold in order to rebalance their funds based on the new S&P index weightings.

In March 2005, we announced that we had increased the annual dividend on our common stock by 15% to $0.60 per share. The fiscal 2006 dividend is payable in four equal quarterly installments on April 4, June 6, and September 6, 2005 and January 3, 2006 to holders of record on March 18, May 20, August 19 and December 16, 2005, respectively. We have increased our dividend every year since our first declared dividend in March 1974.

Capital Resources

If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our current strategy is to maintain a debt to total capitalization ratio averaging 40%. At April 30, 2005, April 30, 2004 and January 31, 2005, the ratio of our debt to our total capitalization was 41%, 41% and 39%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2005 are similar to those disclosed in our Form 10-K for the year ended January 31, 2005.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on page 30 of the Annual Report to Shareholders for the year ended January 31, 2005, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2005, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against the Company in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carr v. WM, Superior Ct. of Fulton County, GA, 8/14/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Hummel v. WM, Common Pleas Ct. of Philadelphia County, PA, 8/30/04; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM’S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04.

Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 01/27/05; Ramsey v. WM, USDC, Western Dist. of MI, Northern Div., 12/23/02; Comer v. WM, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 06/24/04; Sepulveda v. WM, Superior Ct. of CA, Los Angeles County, CA, 1/14/04; Reiner v. WM, Superior Ct. of CA, Orange County, CA, 2/15/05.

Dukes v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

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

The EPA has alleged that the Company has violated certain air quality restrictions at various locations in Massachusetts and Connecticut, including state and local restrictions on the amount of time truck engines are allowed to idle. The parties are currently negotiating toward a resolution of the matter.

The District Attorney for the County of Solano, California, has alleged that the Company’s store in Vacaville, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. The parties are currently negotiating toward a resolution of the matter.

Item 2(c). Purchases of Equity Securities

We repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program which will expire if and when we have repurchased an aggregate of $10 billion of shares.

The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended April 30, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1 through February 28, 2005	9	$51.79	—	$9,662,728
March 1 through March 31, 2005	12,791	$51.24	12,789	$9,007,372
April 1 through April 30, 2005	21,771	$47.37	21,770	$7,975,998
Total first quarter	34,571	$48.81	34,559	$7,975,998

(1)  Includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 7 to our financial statements regarding the forecasted full year tax rate for our fiscal year 2006 and statements under the subcaption “Wal-Mart Stores Segment” under the caption “Results of Operations” and under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to the potential impact of fuel costs on our results of operations, our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities and our ability to sell our long-term debt securities. These statements are identified by the use of the words “forecast,” “anticipate” and “plan.” These forward-looking statements are subject to risks, uncertainties and other factors, including, fuel price movements, interest rate fluctuations, other capital market conditions, and other factors and risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2005. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.
Exhibit 12*	Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Chief Executive Officer Section 302 Certification
Exhibit 31.2*	Chief Financial Officer Section 302 Certification
Exhibit 32.1**	Chief Executive Officer Section 906 Certification
Exhibit 32.2**	Chief Financial Officer Section 906 Certification
Exhibit 99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2005.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 3, 2005	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer

Date: June 3, 2005	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: June 3, 2005	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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

3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.
12*	Ratio of Earnings to Fixed Charges
31.1*	Chief Executive Officer Section 302 Certification
31.2*	Chief Financial Officer Section 302 Certification
32.1**	Chief Executive Officer Section 906 Certification
32.2**	Chief Financial Officer Section 906 Certification
99	All information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2005.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.