Form 10-Q
period 2005-07-31
WAL MART STORES INC
filed 2005-08-31
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2005.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value - 4,162,697,163 shares as of August 25, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenues:
Net sales	$76,811	$69,722	$147,718	$134,485
Other income, net	709	737	1,480	1,408
	77,520	70,459	149,198	135,893

Costs and expenses:
Cost of sales	58,787	53,533	113,357	103,503
Operating, selling, general and administrative expenses	14,054	12,522	27,221	24,382
Operating income	4,679	4,404	8,620	8,008

Interest:
Debt	301	216	500	400
Capital leases	60	67	114	132
Interest income	(59)	(44)	(112)	(85)
Interest, net	302	239	502	447

Income before income taxes and minority interest	4,377	4,165	8,118	7,561
Provision for income taxes	1,503	1,458	2,715	2,646
Income before minority interest	2,874	2,707	5,403	4,915
Minority interest	(69)	(56)	(137)	(98)
Net income	$2,805	$2,651	$5,266	$4,817

Net income per common share:
Basic	$0.67	$0.62	$1.25	$1.13
Diluted	$0.67	$0.62	$1.25	$1.12

Weighted-average number of common shares:
Basic	4,175	4,264	4,201	4,279
Diluted	4,180	4,272	4,206	4,287

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	July 31, 2005	July 31, 2004	January 31, 2005
ASSETS
Cash and cash equivalents	$5,673	$4,709	$5,488
Receivables	1,682	1,280	1,715
Inventories	30,918	28,266	29,762
Prepaid expenses and other	2,120	1,585	1,841
Total current assets	40,393	35,840	38,806

Property, plant and equipment, at cost	88,979	77,342	84,066
Less accumulated depreciation	20,369	17,478	18,637
Property, plant and equipment, net	68,610	59,864	65,429

Property under capital leases, net	3,029	2,651	2,718
Goodwill	10,413	10,124	10,803
Other assets and deferred charges	2,320	2,303	2,427
Total assets	$124,765	$110,782	$120,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$9,054	$6,827	$3,812
Accounts payable	22,624	19,771	21,987
Dividends payable	1,269	1,088	—
Accrued liabilities	11,884	10,825	12,149
Accrued income taxes	1,021	637	1,281
Long-term debt due within one year	3,080	4,415	3,759
Obligations under capital leases due within one year	233	202	223
Total current liabilities	49,165	43,765	43,211

Long-term debt	20,209	17,044	20,087
Long-term obligations under capital leases	3,499	3,100	3,171
Deferred income taxes and other	2,792	2,277	2,978
Minority interest	1,379	1,229	1,340

Commitments and contingencies

Common stock and capital in excess of par value	2,874	2,643	2,848
Retained earnings	43,122	39,427	43,854
Other accumulated comprehensive income	1,725	1,297	2,694
Total shareholders’ equity	47,721	43,367	49,396
Total liabilities and shareholders’ equity	$124,765	$110,782	$120,183

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Six Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,266	$4,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,310	2,068
Other	(250)	28
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	61	70
Increase in inventories	(1,112)	(1,290)
Increase (decrease) in accounts payable	749	(17)
Decrease in accrued liabilities	(556)	(803)
Net cash provided by operating activities	6,468	4,873

Cash flows from investing activities:
Payments for property, plant and equipment	(6,473)	(5,694)
Disposal of assets	430	507
Investment in international operations	—	(315)
Other investing activities	(88)	(232)
Net cash used in investing activities	(6,131)	(5,734)

Cash flows from financing activities:
Increase in commercial paper	5,242	3,559
Proceeds from issuance of long-term debt	2,000	2,034
Dividends paid	(1,262)	(1,112)
Payment of long-term debt	(2,041)	(578)
Purchase of Company stock	(3,580)	(3,508)
Other financing activities	(422)	(35)
Net cash provided by (used in) financing activities	(63)	360

Effect of exchange rates on cash	(89)	11
Net increase (decrease) in cash and cash equivalents	185	(490)
Cash and cash equivalents at beginning of year	5,488	5,199
Cash and cash equivalents at end of period	$5,673	$4,709

Supplemental disclosure of cash flow information:
Income taxes paid	$3,337	$3,348
Interest paid	$630	$435

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of July 31, 2005 and 2004, and the related consolidated statements of income and condensed consolidated statements of cash flows for the three and six-month periods ended July 31, 2005 and 2004, are unaudited. The condensed consolidated balance sheet as of January 31, 2005, is derived from the audited financial statements at that date.

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

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 4.9 million and 7.7 million shares for the quarters ended July 31, 2005 and 2004, respectively, and 5.3 million and 7.8 million for the six months ended July 31, 2005 and 2004, respectively.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all merchandise inventories in the United States, except SAM’S CLUB merchandise, which is based on the cost LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. The Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Long-term Debt

During the second quarter of fiscal 2006, the Company sold $1.25 billion of 4.125% notes due 2010 and $750 million of 4.5% notes due 2015. The proceeds from the sale of these notes were used to repay outstanding short-term commercial paper indebtedness. The notes are senior, unsecured debt securities. During the six months ended July 31, 2005, we repaid $2.0 billion of notes.

During the six months ended July 31, 2004, we issued $2.0 billion of notes and repaid $578 million of notes.

NOTE 5. Segments

The Company and its subsidiaries are principally engaged in the operation of retail stores located in all 50 states, Argentina, Brazil, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, through joint ventures in China, and through a majority-owned subsidiary in Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Supercenters, Discount Stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, South Korea, Puerto Rico and the United Kingdom. The amounts under the caption “Other” in the following table are unallocated corporate overhead, including our real estate operations in the United States. The Company’s portion of the results of our unconsolidated minority interest in The Seiyu, Ltd., is also included under the caption “Other.”

The Company measures the profit of its segments as “segment operating income,” which is defined as income before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income before income taxes and minority interest appears in the following tables.

        Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Wal-Mart Stores	$51,809	$46,914	$99,449	$90,485
SAM’S CLUB	9,969	9,416	19,124	18,057
International	15,033	13,392	29,145	25,943
Total net sales	$76,811	$69,722	$147,718	$134,485

Segment operating income and the reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Wal-Mart Stores	$3,992	$3,685	$7,298	$6,806
SAM’S CLUB	371	352	666	619
International	750	748	1,417	1,311
Other	(434)	(381)	(761)	(728)
Operating income	4,679	4,404	8,620	8,008
Interest expense, net	302	239	502	447
Income before income taxes and minority interest	$4,377	$4,165	$8,118	$7,561

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	July 31, 2005	July 31, 2004	January 31, 2005
International	$10,108	$9,819	$10,498
SAM’S CLUB	305	305	305
Total goodwill	$10,413	$10,124	$10,803

The change in the International segment’s goodwill since July 31, 2004, is primarily the result of foreign exchange rate fluctuations.

NOTE 6. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting. Comprehensive income was $2.3 billion and $2.2 billion for the three months ended July 31, 2005 and 2004, respectively, and $4.3 billion and $5.0 billion for the six months ended July 31, 2005 and 2004, respectively.

NOTE 7. Common Stock Dividends

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

NOTE 8. Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2006 was 34.3% compared to the Company’s underlying estimated annual effective tax rate of 34.7%. The Company’s effective tax rate for the first quarter of fiscal 2006 was 32.4% due to non-cash tax adjustments of $77 million in that quarter primarily resulting from the Company's assessment of the favorable outcome of certain tax matters. With the impact of the lower rates for the first and second quarters, the full year rate is currently forecast to be approximately 34.1%, although there may be quarterly volatility.

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

NOTE 9. Contingencies

The Company is involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. The lawsuits discussed below, if decided adversely to or settled by the Company, may result in liability material to the Company's financial condition or results of operations. The Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company's consolidated financial statements.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly Associates who allege, among other things, that the Company forced them to work “off the clock,” or failed to provide work breaks, or otherwise claim they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied or overturned in cases pending in Arizona, Arkansas, Florida, Georgia, Indiana, Louisiana, Maryland, Michigan, Nevada, North Carolina, Ohio, Texas, West Virginia, and Wisconsin. Some or all of the requested classes have been certified in cases pending in California, Colorado, Massachusetts, Minnesota, New Mexico, Oregon, and Washington. Conditional certifications for notice purposes under the FLSA have been allowed in cases in Georgia, Michigan, and Texas.

The Company is a defendant in Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. The case is set for jury trial beginning on September 6, 2005, in the Superior Court of Alameda County, California. The Company believes that it has substantial factual and legal defenses to the allegations at issue. If a judgment is entered against the Company on the claims asserted, however, it is estimated that the damages could be approximately $110 million, exclusive of attorneys' fees, costs of court, and punitive damages, if any.

A putative class action is pending in California challenging the methodology of payments made under various Associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating Associates' regular rate of pay for purposes of determining overtime.

The Company is currently a defendant in four putative class actions brought on behalf of assistant store managers who challenge their exempt status under state and federal laws, which are pending in California, Michigan, New Mexico, and Tennessee. Conditional certification for notice purposes under FLSA has been granted in one of these cases (Comer v. Wal-Mart Stores, Inc.). Otherwise, no determination has been made as to class certification in any of these cases.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company's retail stores and wholesale clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. Following a hearing on class certification on September 24, 2003, on June 21, 2004, the District Court issued an order granting in part and denying in part the plaintiffs' motion for class certification. The class, which was certified by the District Court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female Associates.

The Company believes that the District Court's ruling is incorrect. The United States Court of Appeals for the Ninth Circuit has granted the Company's petition for discretionary review of the ruling. The Court of Appeals heard oral argument from counsel in the case on August 8, 2005. There is no indication at this time as to when a decision will be rendered. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company. However, because of the uncertainty of the outcome of the appeal from the District Court's certification decision, because of the uncertainty of the balance of the proceedings contemplated by the District Court, and because the Company's liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation.

The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class-action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company's motion to reconsider that ruling. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001, to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest, and attorneys' fees. The complaint alleges that the Company's Health Plan violates Title VII's prohibition against gender discrimination in that the Health Plan's Reproductive Systems provision does not provide coverage for prescription contraceptives.

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

NOTE 10. Subsequent Events

On August 15, 2005, the Company sold $800 million of 4.75% notes due 2010. In addition, the Company sold $2.5 billion of 5.25% notes due 2035 on August 31, 2005. These notes are senior, unsecured debt securities. The net proceeds of the sale of these notes were used to repay outstanding short-term commercial paper indebtedness and for other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q and our financial statements as of January 31, 2005, and the year then ended, and Management’s Discussion and Analysis of Results of Operations and Financial Condition both contained in our Annual Report to Shareholders for the year ended January 31, 2005, which is included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2005.

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

Key Items in the Second Quarter

Significant financial items related to the second quarter of fiscal 2006 include:

•	Net sales for the second quarter of fiscal 2006 increased 10.2% to $76.8 billion from $69.7 billion in the second quarter of fiscal 2005.

•	Net income increased 5.8% to $2.8 billion, or $0.67 per share, in the second quarter of fiscal 2006.

•
Comparative store sales in the United States increased 3.5% for the quarter ended July 31, 2005, which compares with a 4.2% increase for the quarter ended July 31, 2004. Comparative store sales at our Wal-Mart Stores segment increased 3.6% for the second quarter of fiscal 2006 compared with 3.3% in the second quarter of fiscal 2005. SAM’S CLUB’s comparative store sales increased 2.9% in the second quarter of fiscal 2006 compared with 8.8% in the second quarter of fiscal 2005.

•
When compared with the second quarter of fiscal 2005, our Wal-Mart Stores, SAM’S CLUB and International segment operating income for the second quarter of fiscal 2006 increased 8.3%, 5.4% and 0.3%, respectively. Segment operating income growth in our segments was slower than the growth in the segments’ net sales primarily because sales were below plan and because operating expenses increased at a greater rate than segment net sales.

•	Total assets increased 12.6% to $124.8 billion at July 31, 2005 when compared with July 31, 2004. During the first half of fiscal 2006, we made $6.5 billion of capital expenditures.

Results of Operations

Quarter ended July 31, 2005

The Company and each of its operating segments had net sales for the quarters ended July 31, 2005 and 2004 as follows (dollars in millions):

	Quarter ended July 31, 2005		Quarter ended July 31, 2004
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$51,809	67.4%	$46,914	67.3%	10.4%
SAM’S CLUB	9,969	13.0%	9,416	13.5%	5.9%
International	15,033	19.6%	13,392	19.2%	12.3%
Total net sales	$76,811	100.0%	$69,722	100.0%	10.2%

The increase in our net sales for the quarter ended July 31, 2005 resulted from our expansion programs and a comparative store sales increase of 3.5% in the United States.

The increase in the International segment’s net sales as a percentage of total net sales is largely due to the $679 million favorable impact of foreign exchange on the International segment’s net sales in the second quarter of fiscal 2006. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the SAM’S CLUB segment.

Our total gross profit as a percentage of sales (our “gross margin”) increased from 23.2% in the second quarter of fiscal 2005 to 23.5% during the second quarter of fiscal 2006. Because the Wal-Mart Stores segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.3% for the second quarter of fiscal 2006, up from 18.0% in the corresponding period in fiscal 2005. This increase was primarily due to increases in payroll, utility, maintenance and repair costs.

Other income, net, in the second quarter of fiscal 2006 declined from the second quarter of fiscal 2005. The decrease was largely due to the impact of an international payroll tax settlement received in the second quarter of fiscal 2005.

Interest, net, increased as a percentage of net sales in the second quarter of fiscal 2006 when compared with the second quarter of fiscal 2005 largely due to higher borrowing levels in fiscal 2006 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate for the second quarter of fiscal 2006 was 34.3% which compares with 35.0% in the second quarter of fiscal 2005. The effective tax rate for the second quarter of fiscal 2006 is less than the Company’s underlying estimated annual effective tax rate of 34.7%.

Net income for the second quarter of fiscal 2006 increased 5.8% over the second quarter of fiscal 2005 largely as a result of the increase in operating income.

Six months ended July 31, 2005

The Company and each of its operating segments had net sales for the six months ended July 31, 2005 and 2004 as follows (in millions):

	Six months ended July 31, 2005		Six months ended July 31, 2004
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$99,449	67.3%	$90,485	67.3%	9.9%
SAM’S CLUB	19,124	13.0%	18,057	13.4%	5.9%
International	29,145	19.7%	25,943	19.3%	12.3%
Total net sales	$147,718	100.0%	$134,485	100.0%	9.8%

The increase in our net sales resulted from our domestic and international expansion programs and a comparative store sales increase in the United States of 3.2% for the six months ended July 31, 2005.

The increase in the International segment’s net sales as a percentage of total net sales is largely due to the $1.1 billion favorable impact of foreign exchange on the International segment’s net sales in the first half of fiscal 2006. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the SAM’S CLUB segment.

Gross margin increased from 23.0% in the first half of fiscal 2005 to 23.3% during the first half of fiscal 2006. Because the Wal-Mart segment and International segment sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating expenses as a percentage of net sales were 18.4% for the first half of fiscal 2006, up from 18.1% in the corresponding period in fiscal 2005. This increase was primarily due to increases in utility, maintenance and repair costs. Increases in these costs were partially offset by the impact of positive legal developments occurring in the first quarter of fiscal 2006 which resulted in a $68 million after-tax adjustment to our litigation accruals.

Other income, net, as a percentage of net sales in the first half of fiscal 2006 was unchanged from the corresponding period in fiscal 2005.

Interest, net, as a percentage of net sales remained relatively unchanged in the first half of fiscal 2006 when compared with the first half of fiscal 2005. Interest on debt increased from the first half of fiscal 2005 due to a higher level of borrowings in fiscal 2006 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate for the six months ended July 31, 2005, was 33.4% which compares with 35.0% in the six months ended July 31, 2004. The effective tax rate for the first half of fiscal 2006 is less than the Company’s underlying estimated annual effective tax rate of 34.7% primarily due to non-cash tax adjustments in the first quarter of $77 million resulting from the Company's assessment of the favorable outcome of certain tax matters.

Net income for the six months ended July 31, 2005, increased 9.3% over the six months ended July 31, 2004, largely as a result of the increase in operating income and the $145 million favorable impact of positive legal developments and tax resolutions previously discussed.

Wal-Mart Stores Segment

Quarter ended July 31, 2005

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2005	$ 51,809	10.4%	$ 3,992	8.3%	7.7%
2004	$ 46,914	10.2%	$ 3,685	11.1%	7.9%

The second quarter fiscal 2006 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion since July 31, 2004 has consisted of the opening of 34 Discount Stores, 20 Neighborhood Markets and 97 Supercenters. Additionally, 156 Supercenters have been expanded, relocated or converted from existing Discount Stores since July 31, 2004. The comparative store sales increase for the segment was 3.6% for the second quarter of fiscal 2006.

For the segment, operating income as a percentage of segment net sales declined due to an increase in operating expenses as a percentage of net sales, which was partially offset by an increase in gross margin. Operating expenses as a percentage of segment net sales increased 0.3%, primarily as a result of higher payroll, utility, and maintenance and repair costs. The increase in gross margin for the quarter occurred primarily due to increased margins in the food and specialty areas. Our specialty area includes portions of the business that require specific product knowledge or individualized service such as our Tire & Lube Express, pharmacies, vision centers and one hour photo. Segment gross margin increased despite rising fuel costs and freight surcharges and the unfavorable impact of food sales increasing at a faster rate than the sales for general merchandise and specialty. Food sales generate lower gross margins than general merchandise or specialty sales.

We anticipate that high fuel costs and fuel surcharges will continue to exert pressure on our gross margin. Additionally, we anticipate that the impact of higher fuel costs on our customers will continue to place pressure on our Wal-Mart Stores segment’s net sales.

Six months ended July 31, 2005

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 99,449	9.9%	$ 7,298	7.2%	7.3%
2004	$ 90,485	11.5%	$ 6,806	12.1%	7.5%

The sales increase for the six months ended July 31, 2005, for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and a 3.2% comparative store sales increase. The increase occurred despite the impact of leap year on the first six months of fiscal 2005, which added an additional day of sales in the prior year.

For the segment, operating income as a percentage of segment net sales declined primarily due to an increase in operating expenses as a percentage of segment net sales, partially offset by a small increase in gross margin. Operating expenses as a percent of segment net sales increased 0.3% as a result of higher payroll, utility and maintenance and repair costs. The increase in gross margin occurred primarily due to higher margins in the general merchandise, food and specialty areas. The Wal-Mart Stores gross margin for the first half of fiscal 2006 increased despite the impact of rising fuel costs and freight surcharges and an increase in food sales as a percent of total segment net sales.

The segment operating income increase of 12.1% in the six months ended July 31, 2004 benefited from a comparison to the six months ended July 31, 2003 in which the Wal-Mart Stores segment recognized a $69 million charge resulting from the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16").

SAM’S CLUB Segment

Quarter ended July 31, 2005

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2005	$ 9,969	5.9%	$ 371	5.4%	3.7%
2004	$ 9,416	10.1%	$ 352	13.9%	3.7%

The SAM’S CLUB segment’s sales increase for the second quarter of fiscal 2006 resulted from growth in comparative Club sales and the segment’s continued expansion activities since July 31, 2004, which resulted in the opening of 17 new Clubs, and the relocation or expansion of 24 Clubs. The second quarter comparative sales increase of 2.9% was due to our continued focus on the business member.

The SAM’S CLUB segment’s operating income as a percentage of segment net sales for the second quarter of fiscal 2006 remained unchanged from the second quarter of fiscal 2005.

Six months ended July 31, 2005

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 19,124	5.9%	$ 666	7.6%	3.5%
2004	$ 18,057	10.3%	$ 619	20.7%	3.4%

The SAM’S CLUB segment’s net sales increase for the first half of fiscal 2006 resulted from sales increases in comparable Clubs and the segment’s continued expansion activities since July 31, 2004. The SAM’S CLUB comparative sales increase was 3.2% for the first half of fiscal 2006. Comparative Club sales grew in the first half of fiscal 2006 due to our continued focus on the business member. The increase occurred despite the impact of leap year on the first six months of fiscal 2005, which added an additional day of sales in the prior year.

The SAM’S CLUB segment’s operating income as a percentage of segment net sales for the first six months of fiscal 2006 remained relatively unchanged from the same period in fiscal 2005.

The SAM’S CLUB segment’s operating income increase of 20.7% in the six months ended July 31, 2004 benefited from a comparison to the six months ended July 31, 2003 during which the segment recognized a $37 million charge resulting from the adoption of EITF 02-16.

International Segment

Quarter ended July 31, 2005

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2005	$ 15,033	12.3%	$ 750	0.3%	5.0%
2004	$ 13,392	16.3%	$ 748	33.3%	5.6%

International segment net sales for the second quarter of fiscal 2006, when compared to net sales in the same period in fiscal 2005, increased as a result of continued expansion activities and growth in existing units. Favorable exchange rate movements in all currencies (primarily in the Canadian Dollar, British Pound and Mexican Peso) had a positive impact of $679 million on segment net sales during the quarter. Expansion in the International segment since July 31, 2004 consisted of the opening of 123 new units, net of closures. In addition, 45 existing units were either relocated or expanded. Mexico, Brazil, Argentina and China recorded strong comparisons versus last year while United Kingdom and Germany comparisons were weaker than expected.

The International segment’s operating income as a percentage of segment net sales in the second quarter of fiscal 2006 declined from the second quarter of fiscal 2005 because of increased operating expenses as a percentage of segment net sales, partially offset by an increase in gross margin and a $30 million favorable net impact of changes in foreign currency rates. Operating expenses as a percentage of segment net sales increased largely due to a $36 million charge to restructure our operations in the United Kingdom, where we are experiencing a difficult economic and competitive environment that is causing slower than planned sales growth. Other increases to operating expenses as a percentage of segment net sales resulted from higher utility and advertising costs. Additionally, in fiscal 2005, operating income was positively impacted by a payroll tax settlement in the segment. Gross margin as a percentage of segment net sales showed broad improvement in the second quarter of fiscal 2006 due to favorable shifts in product mix and increased global sourcing.

Six months ended July 31, 2005

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 29,145	12.3%	$ 1,417	8.1%	4.9%
2004	$ 25,943	19.0%	$ 1,311	38.7%	5.1%

International segment net sales for the first half of fiscal 2006, when compared to net sales in the same period in fiscal 2005, increased as a result of continued expansion activities within the segment, growth in existing units and favorable exchange rate movements in most currencies (primarily in the British Pound and Canadian Dollar). Changes in foreign currency rates had a favorable impact of $1.1 billion on net sales during the six months ended July 31, 2005.

The International segment’s operating income as a percentage of segment net sales remained relatively unchanged from the first half of fiscal 2005 to the first half of fiscal 2006. Segment gross margin was broadly higher in the first half of fiscal 2006. This increase was offset by an increase in operating expenses as a percentage of segment net sales due to the $36 million restructuring charge in the United Kingdom and increases in utility and advertising costs. The net impact of changes in foreign currency rates favorably impacted the segment’s operating income by $43 million in the six months ended July 31, 2005.

Liquidity and Capital Resources

Overview

Cash flows from operating activities provide us with a significant source of liquidity. Cash flows provided by operating activities in the six months ended July 31, 2005 were $6.5 billion, compared with $4.9 billion for the six months ended July 31, 2004. The increase in operating cash flow from continuing operations is primarily attributable to differences in the timing of supplier, payroll and tax payments in fiscal 2006 compared with fiscal 2005.

During the first six months of fiscal 2006, we paid dividends of $1.3 billion, made $6.5 billion in capital expenditures, issued $5.2 billion of commercial paper (net of commercial paper repaid in that period), repaid $2.0 billion of long-term debt and paid $3.6 billion for the repurchase of outstanding shares of our common stock.

In June 2005, we sold $1.25 billion of 4.125% notes due July 2010, and $750 million of 4.5% notes due July 2015. In August 2005, we sold $800 million of 4.75% notes due August 2010 and $2.5 billion of 5.25% notes due 2035.

Working Capital

Current liabilities exceeded current assets at July 31, 2005 by $8.8 billion, an increase of $4.4 billion from January 31, 2005. The ratio of our current assets to our current liabilities was 0.8 to 1.0, at July 31, 2005, 0.9 to 1.0 at January 31, 2005, and 0.8 to 1.0 at July 31, 2004. The decrease in the ratio from January 31, 2005 to July 31, 2005 is due to an increase in commercial paper and the timing of items discussed under the heading “Overview.”

Company Stock Repurchase Program and Common Stock Dividends

We repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. During the first half of fiscal 2006, we repurchased $3.6 billion of shares under this repurchase program. At July 31, 2005, approximately $6.1 billion of additional shares may be repurchased under the current authorization. There is no expiration date governing the period over which we can make our share repurchases. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock.

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

Capital Resources

If our operating cash flows are not sufficient to pay increased dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our current strategy is to maintain a debt to total capitalization ratio averaging 40%. At July 31, 2005, July 31, 2004 and January 31, 2005, the ratio of our debt to our total capitalization was 43%, 42% and 39%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2005 are similar to those disclosed in our Form 10-K for the year ended January 31, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against the Company in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 9 to our financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit's name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Culver v. WM, USDC, Dist. of CO, 12/10/1996; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Hummel v. WM, Common Pleas Ct. of Philadelphia County, PA, 8/30/04; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George's County, MD, 7/31/02; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM'S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04.

Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 01/27/05; Comer v. WM, USDC, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 06/24/04; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

Dukes v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

Mauldin v. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01.

EEOC (Smith) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

During fiscal 2001, the State of Connecticut filed suit against the Company in the Superior Court for the Judicial District of Hartford alleging various violations of state environmental laws and alleging that the Company failed to obtain the appropriate permits or failed to maintain required records relating to storm water management practices at 12 stores. In December 2003, the State filed an amended complaint alleging that the Company also had discharged wastewater associated with vehicle maintenance activities and photo processing activities without proper permits. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay $1.15 million and implementing some new compliance procedures. The parties are awaiting entry by the court of the final Stipulated Agreement.

The United States Environmental Protection Agency (“EPA”) and the states of Tennessee and Utah have alleged that the Company and some of its construction contractors have violated the EPA's stormwater regulations at specified sites around the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by a national consent decree entered into between the Company and the EPA in August 2001. Serving the Notice of Dispute initiated an informal dispute resolution process in accordance with the terms of the consent decree. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay a $3.1 million civil penalty, implementing a Supplemental Environmental Project valued at $250,000 and implementing new compliance procedures. The parties are awaiting entry by the court of the final Consent Decree.

The EPA has alleged that the Company has violated certain air quality restrictions at various locations in Massachusetts and Connecticut, including state and local restrictions on the amount of time truck engines are allowed to idle. The parties are currently negotiating toward a resolution of the matter.

The District Attorney for Solano County, California, has alleged that the Company's store in Vacaville, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged or returned product containing dry granular fertilizer and pesticides on or about April 3, 2002. The parties are currently negotiating toward a resolution of the matter.

The District Attorney for Orange County, California, has alleged that the Company’s store in Foothill Ranch, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged product containing dry granular pesticide on or about January 24, 2005. The parties are currently negotiating toward a resolution of the matter.

The EPA has alleged that the Company and one of its construction contractors have violated the EPA's stormwater regulations at a site in Caguas, Puerto Rico. The Administrative Complaint filed by the agency proposes an administrative penalty in the amount of $157,500. The parties are currently negotiating toward a resolution of this matter.

Item 2(c). Purchases of Equity Securities

We repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program which will expire if and when we have repurchased an aggregate of $10.0 billion of shares.

The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended July 31, 2005 (amounts in thousands, except per share amounts):
Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1 through May 31, 2005	19,753	$48.38	19,730	$7,021,444
June 1 through June 30, 2005	19,505	$48.12	19,503	$6,082,967
July 1 through July 31, 2005	2	$48.28	—	$6,082,967
Total second quarter	39,260	$48.25	39,233	$6,082,967

(1) Includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held on June 3, 2005, in Fayetteville, Arkansas.

Election of Directors

At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 15, 2005. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes
James W. Breyer	3,825,635,824	46,228,781	—	—
M. Michele Burns	3,826,712,476	45,152,129	—	—
Douglas N. Daft	3,826,637,082	45,227,523	—	—
David D. Glass	3,799,704,279	72,160,326	—	—
Roland A. Hernandez	3,717,691,289	154,173,316	—	—
John D. Opie	3,824,008,244	47,856,361	—	—
J. Paul Reason	3,827,118,075	44,746,530	—	—
H. Lee Scott, Jr.	3,805,022,379	66,842,226	—	—
Jack C. Shewmaker	3,798,190,404	73,674,201	—	—
Jose H. Villarreal	3,824,085,058	47,779,547	—	—
John T. Walton (1)	3,799,727,284	72,137,321	—	—
S. Robson Walton	3,801,313,973	70,550,632	—	—
Christopher J. Williams	3,824,466,507	47,398,098	—	—
Linda S. Wolf	3,826,379,929	45,484,676	—	—

(1) John T. Walton passed away on June 27, 2005.

Company Proposals

The shareholders voted upon and approved the Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, as amended. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,132,475,699	328,928,993	28,417,982	382,041,931

The shareholders also voted upon and approved ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,796,061,979	48,425,367	25,391,680	1,985,579

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding an executive compensation framework. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
542,334,603	2,915,644,956	31,843,115	382,041,931

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of a “sustainability” report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
532,611,446	2,761,635,750	195,575,478	382,041,931

The shareholders then voted upon and rejected a shareholder proposal regarding the preparation of an equity compensation report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
499,706,731	2,822,227,698	167,888,245	382,041,931

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a political contributions report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
304,225,363	3,020,284,271	165,313,040	382,041,931

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of an equal employment opportunity report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
623,023,605	2,696,008,686	170,790,383	382,041,931

The shareholders then voted upon and rejected a shareholder proposal regarding a majority vote standard for the election of Company directors. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
771,668,097	2,686,437,150	31,717,427	382,041,931

The shareholders also voted upon and rejected a shareholder proposal regarding board independence. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
465,211,881	2,993,998,296	30,612,497	382,041,931

Lastly, the shareholders voted upon and rejected a shareholder proposal regarding “performance-vesting shares.” The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
340,722,073	3,117,318,398	31,782,203	382,041,931

Item 5. Other Information

The Company's Chief Executive Officer has certified to the Pacific Stock Exchange that he is not aware of any violation by the Company of the Pacific Stock Exchange Corporate Governance Rules, as required by Rule 5.3(m) of the Corporate Governance Rules.

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 8 to our financial statements regarding the forecasted full year tax rate for our fiscal year 2006 and statements under the subcaption “Wal-Mart Stores Segment” under the caption “Results of Operations” and under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to the potential impact of fuel costs on our results of operations, our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities and our ability to sell our long-term debt securities. These statements are identified by the use of the words “forecast,”“anticipate” and “plan.” These forward-looking statements are subject to risks, uncertainties and other factors, including, fuel price movements, interest rate fluctuations, other capital market conditions, and other factors and risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2005. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: August 31, 2005	By:	/s/ H. Lee Scott, Jr.
President and Chief Executive Officer

Date: August 31, 2005	By:	/s/ Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: August 31, 2005	By:	/s/ Charles M. Holley, Jr.
Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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