Form 10-Q
period 2005-10-31
WAL MART STORES INC
filed 2005-12-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2005.

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
Common Stock, $.10 Par Value - 4,163,490,196 shares as of November 22, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenues:
Net sales	$75,436	$68,520	$223,155	$203,005
Other income, net	817	762	2,371	2,227
	76,253	69,282	225,526	205,232

Costs and expenses:
Cost of sales	57,988	52,567	171,346	156,070
Operating, selling, general and administrative expenses	14,216	12,931	41,511	37,369
Operating income	4,049	3,784	12,669	11,793

Interest:
Debt	348	248	847	649
Capital leases	60	57	174	189
Interest income	(59)	(64)	(170)	(149)
Interest, net	349	241	851	689

Income before income taxes and minority interest	3,700	3,543	11,818	11,104
Provision for income taxes	1,254	1,207	3,969	3,853
Income before minority interest	2,446	2,336	7,849	7,251
Minority interest	(72)	(50)	(209)	(148)
Net income	$2,374	$2,286	$7,640	$7,103

Net income per common share:
Basic	$0.57	$0.54	$1.82	$1.67
Diluted	$0.57	$0.54	$1.82	$1.66

Weighted-average number of common shares:
Basic	4,165	4,242	4,189	4,266
Diluted	4,169	4,249	4,194	4,274

Dividends declared per common share	$—	$—	$0.60	$0.52

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	October 31, 2005	October 31, 2004	January 31, 2005
ASSETS
Cash and cash equivalents	$4,535	$4,639	$5,488
Receivables	1,846	1,418	1,715
Inventories	36,573	33,680	29,762
Prepaid expenses and other	1,970	1,574	1,841
Total current assets	44,924	41,311	38,806

Property and equipment, at cost	91,781	80,988	84,037
Less accumulated depreciation	20,883	18,545	18,637
Property and equipment, net	70,898	62,443	65,400

Property under capital leases, net	3,086	2,627	2,718
Goodwill	10,467	10,191	10,803
Other assets and deferred charges	2,424	2,485	2,427
Total assets	$131,799	$119,057	$120,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$6,774	$7,569	$3,812
Accounts payable	25,115	23,113	21,987
Dividends payable	645	537	—
Accrued liabilities	12,702	12,258	12,120
Accrued income taxes	650	525	1,281
Long-term debt due within one year	4,172	3,721	3,759
Obligations under capital leases due within one year	257	206	223
Total current liabilities	50,315	47,929	43,182

Long-term debt	23,249	19,099	20,087
Long-term obligations under capital leases	3,547	3,048	3,171
Deferred income taxes and other	3,391	2,626	2,978
Minority interest	1,379	1,261	1,340

Commitments and contingencies

Common stock and capital in excess of par value	2,925	2,723	2,848
Retained earnings	45,495	40,850	43,854
Accumulated other comprehensive income	1,498	1,521	2,694
Total shareholders’ equity	49,918	45,094	49,396
Total liabilities and shareholders’ equity	$131,799	$119,057	$120,154

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Nine Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,640	$7,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,514	3,161
Other	567	311
Changes in certain assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(74)	(44)
Increase in inventories	(6,673)	(6,632)
Increase in accounts payable	3,182	3,099
Increase (decrease) in accrued liabilities	(42)	450
Net cash provided by operating activities	8,114	7,448

Cash flows from investing activities:
Payments for property and equipment	(10,405)	(9,260)
Disposal of assets	739	742
Investment in international operations	(307)	(315)
Other investing activities	(122)	(99)
Net cash used in investing activities	(10,095)	(8,932)

Cash flows from financing activities:
Increase in commercial paper	2,962	4,302
Proceeds from issuance of long-term debt	6,940	4,831
Dividends paid	(1,887)	(1,664)
Payment of long-term debt	(2,722)	(2,081)
Purchase of Company stock	(3,580)	(4,398)
Other financing activities	(615)	(105)
Net cash provided by financing activities	1,098	885

Effect of exchange rates on cash	(70)	39
Net decrease in cash and cash equivalents	(953)	(560)
Cash and cash equivalents at beginning of year	5,488	5,199
Cash and cash equivalents at end of period	$4,535	$4,639

Supplemental disclosure of cash flow information:
Income taxes paid	$4,630	$4,597
Interest paid	$1,057	$918

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of income and condensed consolidated statements of cash flows for the three and nine-month periods ended October 31, 2005 and 2004, are unaudited. The condensed consolidated balance sheet as of January 31, 2005, is derived from the audited financial statements at that date.

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

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 4 million and 7 million shares for the quarters ended October 31, 2005 and 2004, respectively, and 5 million and 8 million for the nine months ended October 31, 2005 and 2004, respectively.

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

NOTE 4. Acquisitions

In September 2005, the Company completed its purchase of a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer with more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. Concurrent with the purchase of the investment in CARHCO, the Company entered into an agreement to purchase an additional 17.7% of CARHCO in March 2006 and an option agreement that will allow the Company to purchase up to an additional 24% beginning in September 2010. To the extent that the Company does not exercise its option to purchase the additional 24% of CARHCO, the minority shareholders will have certain put rights that could require the Company to purchase the additional 24% after September 2012.

During the third quarter of fiscal 2006, the Company announced its intention to purchase an additional interest in The Seiyu, Ltd. (“Seiyu”) on December 21, 2005, for an additional ¥67.5 billion investment (approximately $584 million using the exchange rate in effect at October 31, 2005). This transaction will make us the majority owner of Seiyu and is subject to the approval of Seiyu’s shareholders and other conditions. Following this additional investment, we anticipate consolidating Seiyu as a majority owned subsidiary in our financial statements.

NOTE 5. Long-term Debt

During the third quarter of fiscal 2006, the Company sold $800 million of 4.75% notes due 2010, $2.5 billion of 5.25% notes due 2035 and $1.5 billion of floating rate notes due 2007. The floating rate notes bear interest equal to the three-month LIBOR rate minus 0.1025%. During the second quarter of fiscal 2006, the Company sold $1.25 billion of 4.125% notes due 2010 and $750 million of 4.5% notes due 2015. The proceeds from the sale of these notes were used to repay outstanding short-term commercial paper indebtedness. The notes are senior, unsecured debt securities. During the nine months ended October 31, 2005, we repaid $2.7 billion of notes.

During the nine months ended October 31, 2004, we issued $4.8 billion of notes and repaid $2.1 billion of notes.

NOTE 6. Segments

The Company and its subsidiaries are principally engaged in the operation of retail stores located in the United States, Argentina, Brazil, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, through joint ventures in China, and through a majority-owned subsidiary in Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s Supercenters, Discount Stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations in Argentina, Brazil, Canada, China, Germany, Mexico, South Korea, Puerto Rico and the United Kingdom. The amounts under the caption “Other” in the following table are unallocated corporate overhead, including our real estate operations in the United States. The Company’s portion of the results of our unconsolidated minority interest in Seiyu and CARHCO are also included under the caption “Other.”

The Company measures the profit of its segments as “segment operating income,” which is defined as income before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income before income taxes and minority interest appears in the following tables.

Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Wal-Mart Stores	$50,243	$45,888	$149,693	$136,373
SAM’S CLUB	10,019	9,082	29,143	27,139
International	15,174	13,550	44,319	39,493
Total net sales	$75,436	$68,520	$223,155	$203,005

Segment operating income and the reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Wal-Mart Stores	$3,312	$3,115	$10,610	$9,921
SAM’S CLUB	342	306	1,008	925
International	797	698	2,214	2,009
Other	(402)	(335)	(1,163)	(1,062)
Operating income	4,049	3,784	12,669	11,793
Interest expense, net	349	241	851	689
Income before income taxes and minority interest	$3,700	$3,543	$11,818	$11,104

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	October 31, 2005	October 31, 2004	January 31, 2005
International	$10,162	$9,886	$10,498
SAM’S CLUB	305	305	305
Total goodwill	$10,467	$10,191	$10,803

The change in the International segment’s goodwill since October 31, 2004, is primarily the result of foreign exchange rate fluctuations and certain purchase accounting and other adjustments.

NOTE 7. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of foreign currency translation and hedge accounting. Comprehensive income was $2.1 billion and $2.5 billion for the three months ended October 31, 2005 and 2004, respectively, and $6.4 billion and $7.6 billion for the nine months ended October 31, 2005 and 2004, respectively.

NOTE 8. Common Stock Dividends

During the first quarter of fiscal 2006, the Company’s Board of Directors declared an annual dividend of $0.60 per share on shares of the Company’s common stock. The fiscal 2006 dividend is payable in four equal quarterly installments on April 4, June 6, and September 6, 2005 and January 3, 2006 to holders of record on March 18, May 20, August 19 and December 16, 2005, respectively. A $0.52 per share annual dividend was declared in the first quarter of fiscal 2005 and paid in four equal quarterly installments during fiscal 2005.

NOTE 9. Income Taxes

In determining the quarterly provision for income taxes for fiscal 2006, the Company uses an estimated annual effective tax rate of 34.6% based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant discrete items are separately recognized in the income tax provision in the quarter in which they occur. Currently, no repatriation of cash is planned under the American Jobs Creation Act.

Favorable discrete items recorded in the third quarter of fiscal 2006 caused the Company’s effective tax rate for the quarter to be 33.9%. With the impact of the discrete items recorded in the nine months ended October 31, 2005, the full year effective tax rate is currently forecasted to be approximately 33.9%, although there may be volatility from discrete items occurring in the fourth quarter of fiscal 2006.

NOTE 10. Contingencies

The Company is involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. The lawsuits, or groups of related lawsuits, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly Associates who allege, among other things, that the Company forced them to work “off the clock,” or failed to provide work breaks, or otherwise claim they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class certification has yet to be addressed in a majority of the cases. Class certification has been denied or overturned in cases pending in Arizona, Arkansas, Florida, Georgia, Indiana, Louisiana, Maryland, Michigan, Nevada, New Jersey, North Carolina, Ohio, Texas, West Virginia, and Wisconsin. Some or all of the requested classes have been certified in cases pending in California, Colorado, Massachusetts, Minnesota, Missouri, New Mexico, Oregon, and Washington. Conditional certifications for notice purposes under the FLSA have been allowed in cases in Georgia, Michigan, and Texas. The Company cannot estimate the possible loss or range of loss which may arise from these lawsuits.

The Company is a defendant in Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. The trial began on September 6, 2005, in the Superior Court of Alameda County, California. The Company believes that it has substantial factual and legal defenses to the allegations at issue. If a judgment is entered against the Company on the claims asserted, however, it is estimated that the damages could be approximately $66 million, exclusive of attorneys' fees, interest, and punitive damages, if any.

A putative class action is pending in California challenging the methodology of payments made under various Associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating Associates' regular rate of pay for purposes of determining overtime. As to the first case (Cruz v. Wal-Mart Stores, Inc.), the Company cannot estimate the possible loss or range of loss which may arise. The parties have entered into an agreement to settle the second case (Fries v. Wal-Mart Stores, Inc.), which must be approved by the court in order to become effective. If approved by the court, the settlement will include all class members who do not opt out of the settlement class. The amount to be paid by Wal-Mart under the settlement will not have a material impact on the Company's financial condition or results of operations.

The Company is currently a defendant in four putative class actions brought on behalf of assistant store managers who challenge their exempt status under state and federal laws, which are pending in California, Michigan, New Mexico, and Tennessee. Conditional certification for notice purposes under FLSA has been granted in one of these cases (Comer v. Wal-Mart Stores, Inc.). Otherwise, no determination has been made as to class certification in any of these cases. The Company cannot estimate the possible loss or range of loss which may arise from these lawsuits.

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

The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class-action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company's motion to reconsider that ruling. The class is composed of female Wal-Mart Associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001, to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest, and attorneys' fees. The complaint alleges that the Company's Health Plan violates Title VII's prohibition against gender discrimination in that the Health Plan's Reproductive Systems provision does not provide coverage for prescription contraceptives. The Company cannot estimate the possible loss or range of loss which may arise from this litigation.

The Company is a defendant in a lawsuit that was filed on August 24, 2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is an action brought by the EEOC on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, Distribution Center from 1995 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The class seeks back pay for those females not selected for hire or transfer during the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification. The Company cannot estimate the possible loss or range of loss which may arise from this litigation.

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

Key Items in the Third Quarter

       Significant financial items related to the third quarter of fiscal 2006 include:

•	Net sales for the third quarter of fiscal 2006 increased 10.1% to $75.4 billion from $68.5 billion in the third quarter of fiscal 2005.

•
Net income increased 3.8% to $2.4 billion, or $0.57 per share, in the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2006 included three items netting to an unfavorable after tax impact of $80 million or $0.02 per share: approximately $40 million of costs incurred as a result of hurricanes Katrina, Rita and Wilma; and in our Wal-Mart Stores segment, $69 million of expense from adjustments to our product warranty liabilities partially offset by $29 million of other income resulting from the Visa MasterCard antitrust litigation settlement.

•
Comparative store sales in the United States increased 3.8% for the quarter ended October 31, 2005. Comparative store sales at our Wal-Mart Stores and SAM’S CLUB segments increased 2.9% and 8.1%, respectively, in the third quarter of fiscal 2006. Fuel sales at SAM’S CLUB contributed 2.8 percentage points to that segment’s comparative store sales increase.

•
When compared with the third quarter of fiscal 2005, our Wal-Mart Stores, SAM’S CLUB and International segment operating income for the third quarter of fiscal 2006 increased 6.3%, 11.8% and 14.2%, respectively. Our SAM’S CLUB and International segments grew segment operating income faster than segment net sales. Segment operating income at our Wal-Mart Stores segment grew slower than the growth in the segment’s net sales primarily because of the net impact of the hurricanes, our warranty liabilities adjustment and our recovery in the Visa MasterCard settlement.

•	Total assets increased 10.7% to $131.8 billion at October 31, 2005 when compared with October 31, 2004. During the first nine months of fiscal 2006, we made $10.4 billion of capital expenditures.

•
In September 2005, we purchased a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer with more than 360 supermarkets and other stores in five Central American countries. Also during the quarter, we announced our intention to purchase an additional interest in The Seiyu, Ltd. (“Seiyu”) on December 21, 2005, for an additional ¥67.5 billion investment (approximately $584 million using the exchange rate in effect at October 31, 2005). This transaction will make us the majority owner of Seiyu and is subject to the approval of Seiyu’s shareholders and other conditions.

Results of Operations

Quarter ended October 31, 2005

The Company and each of its operating segments had net sales for the quarters ended October 31, 2005 and 2004 as follows (dollars in millions):

	Quarter ended October 31, 2005		Quarter ended October 31, 2004
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$50,243	66.6%	$45,888	66.9%	9.5%
SAM’S CLUB	10,019	13.3%	9,082	13.3%	10.3%
International	15,174	20.1%	13,550	19.8%	12.0%
Total net sales	$75,436	100.0%	$68,520	100.0%	10.1%

The increase in our net sales for the quarter ended October 31, 2005 resulted from our expansion programs and a comparative store sales increase of 3.8% in the United States.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the Wal-Mart Stores segment’s percentage of total sales are largely due to the $464 million favorable impact of foreign exchange on the International segment’s net sales in the third quarter of fiscal 2006.

Our total gross profit as a percentage of sales (our “gross margin”) decreased from 23.3% in the third quarter of fiscal 2005 to 23.1% during the third quarter of fiscal 2006. This decrease was primarily the result of the previously mentioned warranty liabilities adjustment and the impact of rising fuel and transportation costs on our cost of sales.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.8% for the third quarter of fiscal 2006, down from 18.9% in the corresponding period in fiscal 2005. This decrease was primarily due to lower payroll costs during the third quarter of fiscal 2006. The decrease was partially offset by costs associated with hurricanes Katrina, Rita and Wilma and increases in utility and maintenance and repair costs.

Other income, net, as a percentage of net sales in the third quarter of fiscal 2006 remained relatively unchanged from the third quarter of fiscal 2005.

Interest, net, increased as a percentage of net sales in the third quarter of fiscal 2006 when compared with the third quarter of fiscal 2005 as a result of higher borrowing levels in fiscal 2006 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate for the third quarter of fiscal 2006 was 33.9% which compares with 34.1% in the third quarter of fiscal 2005. The effective tax rate for the third quarter of fiscal 2006 was less than the Company’s underlying estimated annual effective tax rate of 34.6% due to favorable discrete items recognized in the quarter.

Net income for the third quarter of fiscal 2006 increased 3.8% over the third quarter of fiscal 2005.

Nine months ended October 31, 2005

The Company and each of its operating segments had net sales for the nine months ended October 31, 2005 and 2004 as follows (in millions):

	Nine months ended October 31, 2005		Nine months ended October 31, 2004
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$149,693	67.1%	$136,373	67.2%	9.8%
SAM’S CLUB	29,143	13.1%	27,139	13.4%	7.4%
International	44,319	19.8%	39,493	19.4%	12.2%
Total net sales	$223,155	100.0%	$203,005	100.0%	9.9%

The increase in our net sales resulted from our expansion programs and a comparative store sales increase in the United States of 3.4% for the nine months ended October 31, 2005.

The increase in the International segment’s net sales as a percentage of total net sales is largely due to the $1.5 billion favorable impact of foreign exchange on the International segment’s net sales in the nine months ended October 31, 2005. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the SAM’S CLUB segment.

Gross margin increased from 23.1% in the nine months ended October 31, 2004, to 23.2% during the nine months ended October 31, 2005. Because the Wal-Mart Stores segment and International segment net sales yield higher gross margins than does the SAM’S CLUB segment, the change in percent of total net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin. The increase in gross margin for the first nine months of fiscal 2006 occurred despite the impact of the third quarter warranty liabilities adjustment.

Operating expenses as a percentage of net sales were 18.6% for the nine months ended October 31, 2005, up from 18.4% in the nine months ended October 31, 2004. This increase was primarily due to increases in utility, maintenance and repair costs as a percentage of net sales partially offset by a decrease in payroll costs as a percentage of net sales.

Other income, net, as a percentage of net sales in the first nine months of fiscal 2006 was relatively unchanged from the corresponding period in fiscal 2005.

Interest, net, increased as a percentage of net sales in the nine months ended October 31, 2005, when compared with the nine months ended October 31, 2004, as a result of higher borrowing levels in fiscal 2006 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate for the nine months ended October 31, 2005, was 33.6% which compares with 34.7% in the nine months ended October 31, 2004. The effective tax rate for the nine months ended October 31, 2005, was less than the Company’s underlying estimated annual effective tax rate of 34.6% due to favorable discrete items recognized in that period, including non-cash tax adjustments in the first quarter of $77 million resulting from the Company's assessment of the favorable outcome of certain tax matters.

Net income for the nine months ended October 31, 2005, increased 7.6% over the nine months ended October 31, 2004.

Wal-Mart Stores Segment

Quarter ended October 31, 2005

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2005	$ 50,243	9.5%	$ 3,312	6.3%	6.6%
2004	$ 45,888	8.3%	$ 3,115	5.0%	6.8%

The third quarter fiscal 2006 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion since October 31, 2004 has consisted of the opening of 27 Discount Stores, 20 Neighborhood Markets and 87 Supercenters. Additionally, 156 Supercenters have been expanded, relocated or converted from existing Discount Stores since October 31, 2004. The comparative store sales increase for the segment was 2.9% for the third quarter of fiscal 2006.

For the segment, operating income as a percentage of segment net sales declined due to a decrease in gross margin, which was partially offset by improvements in both operating expenses and other income as a percentage of net sales. The decrease in gross margin for the quarter occurred primarily due to rising fuel and transportation costs and the unfavorable impact of an adjustment to our product warranty liabilities. Additionally, gross margin decreased due to the impact of food sales increasing at a faster rate than the sales of general merchandise and specialty areas. Food sales typically generate lower gross margins than general merchandise or specialty sales. Our specialty area includes portions of the business that require specific product knowledge or individualized service such as our Tire & Lube Express, pharmacies, vision centers and one hour photo. Operating expenses as a percentage of segment net sales decreased 0.09%, primarily as a result of lower payroll and accident costs, offset by higher utility costs. We recorded the impact of the Visa MasterCard antitrust litigation settlement in other income which benefited segment operating income in the third quarter of fiscal 2006.

We anticipate that high fuel costs and fuel surcharges will continue to exert pressure on our gross margin. Additionally, we anticipate that the impact of higher fuel costs on our customers will continue to place pressure on our Wal-Mart Stores segment’s net sales.

Nine months ended October 31, 2005

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 149,693	9.8%	$ 10,610	6.9%	7.1%
2004	$ 136,373	10.4%	$ 9,921	9.8%	7.3%

The sales increase for the nine months ended October 31, 2005, for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and a 3.1% comparative store sales increase. The increase occurred despite the impact of leap year on the first nine months of fiscal 2005, which added an additional day of sales in fiscal 2005.

For the segment, operating income as a percentage of segment net sales declined primarily due to an increase in operating expenses as a percentage of segment net sales and a decrease in gross margin. Operating expenses as a percent of segment net sales increased 0.1% as a result of utility and maintenance and repair costs. The decrease in gross margin occurred primarily due to higher fuel and transportation costs, the unfavorable impact of an adjustment to our product warranty liabilities and the impact of food sales increasing at a faster rate than the sales of general merchandise and specialty products.

The segment operating income increase of 9.8% in the nine months ended October 31, 2004, benefited from a comparison to the nine months ended October 31, 2003, in which the Wal-Mart Stores segment recognized a $69 million charge resulting from the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16").

SAM’S CLUB Segment

Quarter ended October 31, 2005

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2005	$ 10,019	10.3%	$ 342	11.8%	3.4%
2004	$ 9,082	5.5%	$ 306	13.3%	3.4%

The SAM’S CLUB segment’s sales increase for the third quarter of fiscal 2006 resulted from growth in comparative Club sales and the segment’s continued expansion activities since October 31, 2004, which resulted in the opening of 7 new Clubs, and the relocation or expansion of 17 Clubs. During the third quarter of fiscal 2006, one Club was closed. The third quarter comparative sales increase of 8.1% was due to our continued focus on the business member and significant growth in sales at our fuel stations which added 2.8 percentage points to the comparative store sales increase.

The SAM’S CLUB segment’s operating income as a percentage of segment net sales for the third quarter of fiscal 2006 remained unchanged from the third quarter of fiscal 2005.

Nine months ended October 31, 2005

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 29,143	7.4%	$ 1,008	9.0%	3.5%
2004	$ 27,139	8.6%	$ 925	18.1%	3.4%

The SAM’S CLUB segment’s net sales increase for the first nine months of fiscal 2006 resulted from sales increases in comparable Clubs and the segment’s continued expansion activities since October 31, 2004. The SAM’S CLUB comparative sales increase was 5.0% for the first nine months of fiscal 2006. Comparative Club sales grew in the first nine months of fiscal 2006 primarily due to our continued focus on the business member. The increase occurred despite the impact of leap year on the first nine months of fiscal 2005, which added an additional day of sales in the prior year.

The SAM’S CLUB segment’s operating income as a percentage of segment net sales for the first nine months of fiscal 2006 improved slightly from the same period in fiscal 2005.

The SAM’S CLUB segment’s operating income increase of 18.1% in the nine months ended October 31, 2004 benefited from a comparison to the nine months ended October 31, 2003 during which the segment recognized a $43 million charge resulting from the adoption of EITF 02-16.

International Segment

Quarter ended October 31, 2005

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2005	$ 15,174	12.0%	$ 797	14.2%	5.3%
2004	$ 13,550	18.0%	$ 698	23.8%	5.2%

International segment net sales for the third quarter of fiscal 2006, when compared to net sales in the same period in fiscal 2005, increased as a result of continued expansion activities and growth in existing units. Favorable exchange rate movements in most currencies (primarily in the Canadian Dollar and Mexican Peso) had a positive impact of $464 million on segment net sales during the quarter. Expansion in the International segment since October 31, 2004 consisted of the opening of 147 new units, net of closures. In addition, 42 existing units were either relocated or expanded. Mexico, Brazil, Argentina and China recorded strong comparisons versus last year while United Kingdom and Germany comparisons were weaker than expected. Growth in the previous year’s third quarter benefited from the acquisition of Bompreço S.A. Supermercados do Nordeste (“Bompreço”) in March 2004 as well as more favorable currency translation.

The International segment’s operating income as a percentage of segment net sales in the third quarter of fiscal 2006 increased from the third quarter of fiscal 2005 because of improvements in gross margin and operating expenses as a percentage of segment net sales, partially offset by a decrease in other income as a percentage of segment net sales. Operating expenses as a percentage of segment net sales decreased largely due to lower wages and other operating costs resulting from restructuring our operations in the United Kingdom in the second quarter of fiscal 2006. We continue to experience a difficult economic and competitive environment in our European operations that is causing slower than planned sales growth. The impact of the restructuring was partially offset by higher utility costs and costs related to the acquisition of CARHCO. Gross margin as a percentage of segment net sales improved in the third quarter of fiscal 2006 despite a shift in product mix toward fuel which carries lower margins. Other income as a percentage of segment net sales declined during the third quarter of fiscal 2006 because of gains on the sale of property that occurred in the third quarter of fiscal 2005. Changes in foreign currency rates had a $20 million favorable impact on segment operating income during the third quarter of fiscal 2006.

Nine months ended October 31, 2005

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2005	$ 44,319	12.2%	$ 2,214	10.2%	5.0%
2004	$ 39,493	18.7%	$ 2,009	33.1%	5.1%

International segment net sales for the first nine months of fiscal 2006, when compared to net sales in the same period in fiscal 2005, increased as a result of continued expansion activities within the segment, growth in existing units and favorable exchange rate movements in most currencies (primarily in the Mexican Peso, British Pound and Canadian Dollar). Changes in foreign currency rates had a favorable impact of $1.5 billion on net sales during the nine months ended October 31, 2005. Growth in the previous year’s comparable period benefited from the acquisition of Bompreço in March 2004 as well as more favorable currency translation.

The International segment’s operating income as a percentage of segment net sales was down slightly from the same period in fiscal 2005 primarily due to an increase in operating expenses as a percentage of segment net sales and a decrease in other income as a percentage of segment net sales, partially offset by an increase in segment gross margin. Segment operating expenses increased as a percentage of segment net sales because of the second quarter restructuring charge in the United Kingdom and increases in utility and advertising costs. Other income was positively impacted in the nine months ended October 31, 2004, by a payroll tax settlement in the segment. Segment gross margin was broadly higher in the first nine months of fiscal 2006 due to favorable shifts in product mix and increased global sourcing. The net impact of changes in foreign currency rates favorably impacted the segment’s operating income by $64 million in the nine months ended October 31, 2005.

Liquidity and Capital Resources

Overview

Cash flows from operating activities provide us with a significant source of liquidity. Cash flows provided by operating activities in the nine months ended October 31, 2005, were $8.1 billion, compared with $7.4 billion for the nine months ended October 31, 2004. The increase in cash provided by operating activities is primarily attributable to an increase in net income and differences in the timing of supplier, payroll and tax payments in fiscal 2006 compared with fiscal 2005.

During the first nine months of fiscal 2006, we paid dividends of $1.9 billion, made $10.4 billion in capital expenditures, issued $3.0 billion of commercial paper (net of commercial paper repaid in that period), repaid $2.7 billion of long-term debt and paid $3.6 billion for the repurchase of outstanding shares of our common stock.

During the third quarter of fiscal 2006, the Company sold $800 million of 4.75% notes due 2010, $2.5 billion of 5.25% notes due 2035 and $1.5 billion of floating rate notes due 2007. The floating rate notes bear interest equal to the three-month LIBOR rate minus 0.1025%. During the second quarter of fiscal 2006, the Company sold $1.25 billion of 4.125% notes due 2010 and $750 million of 4.5% notes due 2015. The proceeds from the sale of these notes were used to repay outstanding short-term commercial paper indebtedness.

Working Capital

Current liabilities exceeded current assets at October 31, 2005, by $5.4 billion, an increase of $1.0 billion from January 31, 2005. The ratio of our current assets to our current liabilities was 0.9 to 1.0, at October 31, 2005 and 2004 and January 31, 2005.

Company Stock Repurchase Program and Common Stock Dividends

We repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. During the first half of fiscal 2006, we repurchased $3.6 billion of shares under this repurchase program. No shares of our common stock were repurchased under this program in the third quarter of fiscal 2006. At October 31, 2005, approximately $6.1 billion of additional shares may be repurchased under the current authorization. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $10 billion of our shares under the program. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our cost of borrowing, and the market price of the stock.

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

Capital Resources

If our operating cash flows are not sufficient to pay increased dividends and to fund our capital expenditures and acquisitions, including our additional investments in Seiyu and CARHCO, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our current strategy is to maintain a debt to total capitalization ratio averaging 40%. At October 31, 2005, October 31, 2004 and January 31, 2005, the ratio of our debt to our total capitalization was 43%, 43% and 39%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2005 are similar to those disclosed in our Form 10-K for the year ended January 31, 2005.

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

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited that those we maintain with respect to our consolidated subsidiaries.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Curless v. WM, USDC, Dist. of WY, 10/26/05; Culver v. WM, USDC, Dist. of CO, 12/10/96; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 9/9/99; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Harrison v. WM, Superior Ct. of Forsyth County, NC, 11/29/00; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Hummel v. WM, Common Pleas Ct. of Philadelphia County, PA, 8/30/04; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George's County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

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

Dukes v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

Mauldin v. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01.

EEOC (Smith) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

During fiscal 2001, the State of Connecticut filed suit against the Company in the Superior Court for the Judicial District of Hartford alleging various violations of state environmental laws and alleging that the Company failed to obtain the appropriate permits or failed to maintain required records relating to storm water management practices at 12 stores. In December 2003, the State filed an amended complaint alleging that the Company also had discharged wastewater associated with vehicle maintenance activities and photo processing activities without proper permits. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by paying $1.15 million and implementing new compliance procedures.

The United States Environmental Protection Agency (“EPA”) and the states of Tennessee and Utah have alleged that the Company and some of its construction contractors have violated the EPA's stormwater regulations at specified sites around the country. On July 31, 2003, the Company served the EPA with a Notice of Dispute as required by a national consent decree entered into between the Company and the EPA in August 2001. Serving the Notice of Dispute initiated an informal dispute resolution process in accordance with the terms of the consent decree. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by paying a $3.1 million civil penalty, implementing new compliance procedures, and agreeing to implement a Supplemental Environmental Project valued at $250,000.

The EPA has alleged that the Company has violated certain air quality restrictions at various locations in Massachusetts and Connecticut, including state and local restrictions on the amount of time truck engines are allowed to idle. The Company has settled these allegations without admitting any wrongdoing or violations of the regulations by agreeing to pay a $50,000 civil penalty, to implement new compliance procedures, and to implement a Supplemental Environmental Project valued at $100,000.

The District Attorney for Solano County, California, has alleged that the Company's store in Vacaville, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged or returned product containing dry granular fertilizer and pesticides on or about April 3, 2002. The parties are currently negotiating toward a resolution of this matter.

The District Attorney for Orange County, California, has alleged that the Company’s store in Foothill Ranch, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged product containing dry granular pesticide on or about January 24, 2005. The parties are currently negotiating toward a resolution of this matter.

The EPA has alleged that the Company and one of its construction contractors have violated the EPA's stormwater regulations at a site in Caguas, Puerto Rico. The Administrative Complaint filed by the agency proposes an administrative penalty in the amount of $157,500. The parties are currently negotiating toward a resolution of this matter.

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office in Los Angeles, California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has also received administrative document requests from the California Department of Toxic Substances Control requesting similar documents and information with respect to two of the Company’s distribution facilities. California local government authorities and the State of Nevada have also initiated investigations into this matter. The Company is cooperating fully with the respective authorities.

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

We did not purchase any shares of our common stock under our share repurchase program during the quarter ended October 31, 2005. At October 31, 2005, $6.1 billion of shares may be repurchased under our program. A nominal amount of shares were repurchased from employees during the third quarter of fiscal 2006 to satisfy the exercise price of certain stock option exercises.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 4 to our financial statements regarding our anticipation that we will consolidate The Seiyu, Ltd., into our consolidated financial statements upon acquiring a majority of the equity interests in The Seiyu, Ltd., a statement in Note 9 to our financial statements regarding the forecasted full year tax rate for our fiscal year 2006 and statements under the subcaption “Wal-Mart Stores Segment” under the caption “Results of Operations” and under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to the potential impact of fuel costs on our results of operations, our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities and our ability to sell our long-term debt securities. These statements are identified by the use of the words “forecasted,”“anticipate” and “plan.” These forward-looking statements are subject to risks, uncertainties and other factors, including, fuel price movements, interest rate fluctuations, other capital market conditions, and other factors and risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2005. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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
Exhibit 10.1
Notice of Performance-Based Restricted Stock Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 28, 2005.

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

WAL-MART STORES, INC.

Date: December 2, 2005	By:	/s/ H. Lee Scott, Jr.
President and Chief Executive Officer

Date: December 2, 2005	By:	/s/ Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: December 2, 2005	By:	/s/ Charles M. Holley, Jr.
Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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
10.1
Notice of Performance-Based Restricted Stock Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 28, 2005.

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