Form 10-K
period 2006-01-31
WAL MART STORES INC
filed 2006-03-29
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2006,

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer   ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 31, 2005, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2005, was $120,277,375,660. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 4,167,233,525 shares of common stock outstanding as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended January 31, 2006 (Annual Report)	Parts I and II

Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2006 (Proxy Statement)	Part III

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2006, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K (this “Form 10-K”). Portions of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 (our “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K. Those portions of our Annual Report to Shareholders are included as an exhibit to this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as “we,” “Wal-Mart” or the “Company”) expects or anticipates will or may occur in the future, including the amount and nature of future capital expenditures, opening of additional stores and clubs in the United States, opening of additional units in the other countries in which we operate, conversion of Discount Stores into Supercenters, anticipated levels of change in comparative store sales from one period to another period, expansion and other development trends of retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, our liquidity and ability to access the capital markets, our anticipated earnings per share for certain periods, and other similar matters. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance, business strategy, plans, goals and objectives. These factors include: the cost of goods, labor costs, the cost of fuel and electricity, the cost of healthcare benefits, insurance costs, competitive pressures, inflation, accident-related costs, consumer buying patterns and debt levels, weather patterns, catastrophic events, transport of goods from foreign suppliers, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, changes in tax and other laws and regulations that affect our business, the outcome of legal proceedings to which we are a party, unemployment levels, interest rate fluctuations, changes in employment legislation and other capital market, economic and geo-political conditions. The foregoing list of factors that may affect our performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements except to the extent required by applicable laws.

Our business operations, financial condition and results of operations are subject to certain risks. For further information, see “Item 1A. RISK FACTORS.”

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

PART I

ITEM 1. BUSINESS

General

Wal-Mart Stores, Inc. (“Wal-Mart” or the “Company”) operates retail stores in various formats around the world. Wal-Mart is committed to growing by improving the standard of living for our customers throughout the world. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity. Our fiscal year ends on January 31. During the fiscal year ended January 31, 2006, we had net sales of $312.4 billion.

Our Wal-Mart Stores segment is the largest segment of our business, accounting for 67.2% of our fiscal 2006 sales. This segment consists of three different traditional retail formats, all of which operate in the United States, and Wal-Mart’s online retail format, Walmart.com. Our traditional Wal-Mart Stores retail formats include:

•	Supercenters, which average approximately 187,000 square feet in size and offer a wide assortment of general merchandise and a full-line supermarket;

•	Discount Stores, which average approximately 102,000 square feet in size and offer a wide assortment of general merchandise and a limited variety of food products; and

•	Neighborhood Markets, which average approximately 42,000 square feet in size and offer a full-line supermarket and a limited assortment of general merchandise.

Our SAM’S CLUB segment consists of membership warehouse clubs, which operate in the United States, and the segment’s online retail format, samsclub.com. SAM’S CLUB accounted for 12.7% of our fiscal 2006 sales. Our focus for SAM’S CLUB is to provide exceptional value on brand-name merchandise at “members only” prices for both business and personal use. Our SAM’S CLUBs average approximately 129,000 square feet in size.

At January 31, 2006, our International segment consisted of retail operations in nine countries and Puerto Rico. This segment generated 20.1% of our fiscal 2006 sales. The International segment includes several different formats of retail stores and restaurants, including Discount Stores, Supercenters and SAM’S CLUBs that operate outside the United States. Additionally, at January 31, 2006, we owned an unconsolidated minority interest of approximately 33.3% of Central American Retail Holding Company (“CARHCO”), a retailer that operates more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. In February 2006, we acquired an additional 17.7% interest in CARHCO, to give us majority ownership of CARHCO.

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

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand, and at January 31, 2006, we had international operations in Argentina, Brazil, Canada, Germany, Japan, Mexico, Puerto Rico, South Korea and the United Kingdom. We also operate through joint ventures in China, and at January 31, 2006, owned a minority interest in CARHCO.

At January 31, 2006, we operated 1,209 Discount Stores, 1,980 Supercenters, 567 SAM’S CLUBs and 100 Neighborhood Markets in the United States. Internationally, at January 31, 2006, the Company operated units in Argentina (11), Brazil (295), Canada (278), Germany (88), Japan (398), Mexico (774), Puerto Rico (54), South Korea (16) and the United Kingdom (315). We also operated 56 stores through joint ventures in China at January 31, 2006.

Our growth, measured both by our net sales and net income, occurs in large measure as a result of our domestic and international expansion programs along with comparative store sales increases. For fiscal 2006 and prior years, we considered comparative store sales to be sales at stores that were open as of February 1st of the prior fiscal year and which had not been expanded or relocated since that date. Comparative store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies. Beginning in fiscal 2007, we changed our method of calculating comparative store sales. These changes are described in our Current Report on Form 8-K that we furnished to the SEC on February 2, 2006.

The following tables provide summary information concerning the additions of units and square footage for Discount Stores, Supercenters, Neighborhood Markets and SAM’S CLUBs in the United States, and international units in each of our fiscal years from fiscal 2002 through fiscal 2006.

WAL-MART STORES SEGMENT STORE COUNT

FISCAL YEARS ENDED JANUARY 31, 2002 THROUGH 2006

STORE COUNT (1)

	Wal-Mart Discount Stores				Wal-Mart Supercenters
Fiscal Year	Opened	Closed	Conversions (2)	Total	Opened (2)	Total
Balance Forward				1,736		888
2002	33	1	121	1,647	178	1,066
2003	43	—	122	1,568	192	1,258
2004	41	1	130	1,478	213	1,471
2005	36	2	159	1,353	242	1,713
2006	24	2	166	1,209	267	1,980

	Neighborhood Markets		Total Wal-Mart Segment
Fiscal Year	Opened	Total	Opened (3)	Closed	Ending Balance
Balance Forward		19			2,643
2002	12	31	102	1	2,744
2003	18	49	131	—	2,875
2004	15	64	139	1	3,013
2005	21	85	140	2	3,151
2006	15	100	140	2	3,289

(1)	Totals and Ending Balances are as of January 31, of the years shown.
(2)	Includes conversions and relocations of Discount Stores to Supercenters.
(3)	Total opened, net of conversions and relocations of Discount Stores to Supercenters.

WAL-MART STORES SEGMENT NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2002 THROUGH 2006

NET SQUARE FOOTAGE (in thousands) (1)

	Wal-Mart Discount Stores		Wal-Mart Supercenters
Fiscal Year	Net Reductions (2)	Total	Net Additions (3)	Total
Balance Forward		165,375		162,598
2002	(7,689)	157,686	34,844	197,442
2003	(5,773)	151,913	37,169	234,611
2004	(6,848)	145,065	40,456	275,067
2005	(9,584)	135,481	44,989	320,056
2006	(11,874)	123,607	50,655	370,711

	Neighborhood Markets		Total Wal-Mart Segment
Fiscal Year	Net Additions	Total	Net Additions	Total
Balance Forward		898		328,871
2002	520	1,418	27,675	356,546
2003	743	2,161	32,139	388,685
2004	617	2,778	34,225	422,910
2005	843	3,621	36,248	459,158
2006	597	4,218	39,378	498,536

(1)	Totals are as of January 31, of the years shown.
(2)	Includes the square footage of new Discount Stores opened, net of Discount Stores closed, converted or expanded into Supercenters or relocated into Supercenters.
(3)	Includes conversions and relocations of Discount Stores to Supercenters.

SAM’S CLUB SEGMENT CLUB COUNT

AND NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2002 THROUGH 2006

	CLUB COUNT (1)			NET SQUARE FOOTAGE (in thousands) (1)
Fiscal Year	Opened	Closed	Total	Net Additions	Total
Balance Forward			475		58,001
2002	25	—	500	3,778	61,779
2003	25	—	525	3,968	65,747
2004	13	—	538	2,397	68,144
2005	13	—	551	2,533	70,677
2006	17	1	567	2,714	73,391

(1)	Totals are as of January 31, of the years shown.

INTERNATIONAL SEGMENT UNIT COUNT

FISCAL YEARS ENDED JANUARY 31, 2002 THROUGH 2006

STORE COUNT (1)

	Argentina	Brazil				Canada
Fiscal Year	Wal-Mart Supercenters	Wal-Mart Supercenters	SAM’S CLUBs	Other (2)	Total	Wal-Mart Stores	SAM’S CLUBs	Total
2002	11	12	8	2	22	196	—	196
2003	11	12	8	2	22	213	—	213
2004	11	13	10	2	25	231	4	235
2005	11	17	12	120	149	256	6	262
2006	11	23	15	257	295	272	6	278

	China				Germany	Japan (3)
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Neighborhood Markets	Total	Supercenters	Seiyu Units
2002	15	3	1	19	95	—
2003	20	4	2	26	94	—
2004	28	4	2	34	92	—
2005	38	3	2	43	91	—
2006	51	3	2	56	88	398

	Mexico				Puerto Rico
Fiscal Year	Wal-Mart Supercenters	SAM’S CLUBs	Other (4)	Total	Wal-Mart Stores	Wal-Mart Supercenters	SAM’S CLUBs	Amigo Stores	Total
2002	62	46	427	535	9	1	7	—	17
2003	75	50	456	581	9	1	9	33	52
2004	83	53	487	623	9	3	9	32	53
2005	89	61	529	679	9	4	9	32	54
2006	105	70	599	774	9	5	9	31	54

	South Korea	United Kingdom				Store Count
Fiscal Year	Wal-Mart Supercenters	ASDA Stores	ASDA Supercenters	Other	Total	Grand Total
2002	9	244	6	—	250	1,154
2003	15	248	10	—	258	1,272
2004	15	253	12	2	267	1,355
2005	16	256	19	7	282	1,587
2006	16	279	21	15	315	2,285

(1)	Store counts and totals are as of January 31, of the years shown.
(2)	Includes 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004 and 139 units acquired from Sonae Distribuição Brasil S.A. in December 2005.
(3)	Excludes 45 Wakana units, which are take-out restaurants generally less than 1,000 square feet in size.
(4)	At January 31, 2006, included 187 Bodegas (combination discount and grocery stores), 53 Suburbias (specialty department stores), 55 Superamas (traditional supermarkets), 286 Vips (restaurants) and 18 units of other formats compared to 162 Bodegas (combination discount and grocery stores), 50 Suburbias (specialty department stores), 48 Superamas (traditional supermarkets) and 269 Vips (restaurants) at January 31, 2005. Excludes Vips franchises for all years presented.

INTERNATIONAL SEGMENT NET SQUARE FOOTAGE GROWTH

FISCAL YEARS ENDED JANUARY 31, 2002 THROUGH 2006

NET SQUARE FOOTAGE (in thousands) (1)

	Argentina	Brazil		Canada
Fiscal Year	Total	Net Additions (2)	Total	Net Additions	Total
Balance Forward	2,175		3,035		20,480
2002	2,175	108	3,143	2,488	22,968
2003	2,175	—	3,143	1,774	24,742
2004	2,175	227	3,370	2,469	27,211
2005	2,175	8,023	11,393	2,742	29,953
2006	2,175	11,832	23,225	1,777	31,730

	China		Germany		Japan		Mexico
Fiscal Year	Net Additions	Total	Net Additions (Reductions)	Total	Net Additions	Total	Net Additions	Total
Balance Forward		1,649		9,202		—		22,029
2002	1,266	2,915	4,217	13,419	—	—	6,904	28,933
2003	1,110	4,025	(157)	13,262	—	—	3,173	32,106
2004	1,688	5,713	6	13,268	—	—	3,228	35,334
2005	1,837	7,550	(118)	13,150	—	—	3,799	39,133
2006	2,711	10,261	(565)	12,585	28,618	28,618	5,522	44,655

	Puerto Rico		South Korea		United Kingdom		Grand Total
Fiscal Year	Net Additions	Total	Net Additions	Total	Net Additions	Total	Net Additions	Total
Balance Forward		1,784		848		19,278		80,480
2002	320	2,104	850	1,698	942	20,220	17,095	97,575
2003	1,078	3,182	1,194	2,892	721	20,941	8,893	106,468
2004	296	3,478	17	2,909	1,026	21,967	8,957	115,425
2005	118	3,596	195	3,104	1,361	23,328	17,957	133,382
2006	178	3,774	—	3,104	2,204	25,532	52,277	185,659

(1)	Totals are as of January 31, of the years shown.
(2)	Includes 7,581 square feet for the 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004 and 11,017 square feet for the 139 units acquired from Sonae Distribuição Brasil S.A. in December 2005.

Much of our growth internationally in recent years has resulted from our acquisition of existing operations in various countries. During May 2002, the Company acquired its initial 6.1% stake in The Seiyu, Ltd. (“Seiyu”), a Japanese retail chain. Through a series of transactions, our ownership percentage in Seiyu was increased to approximately 37% at January 31, 2005. In December 2005, the Company purchased an additional interest in Seiyu, bringing our total ownership percentage in Seiyu to 53.3%, and began consolidating Seiyu as a majority-owned subsidiary.

During the past two fiscal years, we acquired two retailers in Brazil. In December 2005, we completed the purchase of Sonae Distribuição Brasil S.A., a retail operation in Southern Brazil consisting of 139 hypermarkets, supermarkets and wholesale units. In February 2004, the Company completed its purchase of Bompreço S.A. Supermercados do Nordeste (“Bompreço”), a supermarket chain in Northern Brazil with 118 hypermarkets, supermarkets and mini-markets.

In September 2005, the Company acquired a 33.3% interest in CARHCO, a retailer with more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. In February 2006, we acquired an additional 17.7% of CARHCO making us the majority shareholder of that entity. Following our acquisition of majority ownership, CARHCO’s name was changed to Wal-Mart Centro America.

We have provided additional information regarding the accounting treatment of the acquisitions discussed above in Note 6 to the Consolidated Financial Statements, which appear in our Annual Report to Shareholders and are incorporated by reference herein and have been included as an exhibit to this Annual Report.

Our Industry Segments

Our retail operations serve our customers primarily through three segments. We identify those segments based on management responsibility within the United States and in total for international units. The Wal-Mart Stores segment includes our Supercenters, Discount Stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of our operations in Argentina, Brazil, Canada, China, Germany, Mexico, Puerto Rico, South Korea, the United Kingdom and, beginning in December 2005, Japan. At January 31, 2006, our share of the results of our unconsolidated minority interest in CARHCO was not included in the International segment, but, following our February 2006 acquisition of an additional 17.7% of CARHCO, will be included in the International segment. You will find information concerning the financial results of our operating segments and the total assets of each of those segments in Note 11 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Results of Operations and Financial Condition. We have incorporated by reference herein our Consolidated Financial Statements as of January 31, 2006, and for the year then ended, the Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Results of Operations and Financial Condition that are contained in our Annual Report to Shareholders, portions of which are included as an exhibit to this Annual Report on Form 10-K.

Wal-Mart Stores Operating Segment

The Wal-Mart Stores segment had net sales of $209.9 billion, $191.8 billion and $174.2 billion for the fiscal years ended January 31, 2006, 2005, and 2004, respectively. During the most recent fiscal year, no single Supercenter, Discount Store or Neighborhood Market location accounted for as much as 1% of total Company sales or net income.

General. We operate Wal-Mart Discount Stores in all 50 states, Supercenters in 47 states and Neighborhood Markets in 15 states. Our Discount Stores range in size from 30,000 square feet to 224,000 square feet, with an average size of approximately 102,000 square feet. Supercenters range in size from 99,000 square feet to 261,000 square feet, with an average size of approximately 187,000 square feet. Neighborhood Markets range in size from 38,000 square feet to 56,000 square feet, with an average size of approximately 42,000 square feet. Customers can also access a broad assortment of merchandise and services online at www.walmart.com.

Merchandise. Wal-Mart Discount Stores and the general merchandise area of Supercenters carry apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and pet accessories, cameras and supplies, health and beauty aids, pharmaceuticals, jewelry and optical and provide photo processing services. In addition, our stores offer an assortment of grocery merchandise. The grocery assortment in our Supercenters consists of a full line of grocery items including meat, produce, deli, bakery, dairy, frozen foods and dry grocery. Most of our Discount Stores carry a limited assortment of dry grocery merchandise while a number of our larger Discount Stores in some markets carry a broader assortment of grocery items, including perishable items. Neighborhood Markets are generally organized into departments such as: dry grocery, meat, produce, deli, bakery, dairy, frozen foods, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods, general merchandise and pet supplies.

Nationally advertised merchandise represents a significant portion of sales in the Wal-Mart Stores segment. We also market lines of merchandise under our private-label store brands including “Sam’s Choice,” “Great Value,” “Everstart,” “Ol’ Roy,” “Puritan,” “Equate,” “No Boundaries,” “George,” “Athletic Works,” “Durabrand,” “ILO,” “HomeTrends,” “Mainstays,” “Parent’s Choice,” “Ozark Trail,” “Relion” and “Kid Connection.” The Company also markets lines of merchandise under licensed brands, some of which include “Faded Glory,” “General Electric,” “Disney,” “McDonald’s,” “Mary-Kate and Ashley,” “Metro 7” and “Starter.”

Sales in Discount Stores and Supercenters, which are subject to seasonal variance, by product category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2006	JANUARY 31, 2005
Grocery, candy and tobacco	30%	28%
Hardgoods	19%	19%
Softgoods and domestics	15%	16%
Electronics	10%	9%
Pharmaceuticals	8%	9%
Health and beauty aids	7%	7%
Sporting goods and toys	5%	6%
Stationery and books	3%	3%
Photo processing	1%	1%
Jewelry	1%	1%
Shoes	1%	1%

	100%	100%

Operations. Hours of operation for nearly all Supercenters and an increasing number of Discount Stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining Discount Stores and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 p.m., seven days a week. The retail stores in our Wal-Mart Stores segment generally maintain uniform prices, except where lower prices are necessary to meet local competition. Sales are primarily on a cash-and-carry basis with the objective of maximizing sales volume and inventory turnover while minimizing expenses; however, we accept a variety of payment methods. In addition, our pharmacy departments accept payments for prescription drugs through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Wal-Mart Stores operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition. Our Discount Stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national chains. Our Supercenters compete with other supercenter-type stores, discount stores, supermarkets, department, drug, variety and specialty stores, many of which are national or regional chains. We also compete with other retailers for new store sites.

Our ability to offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet the competitive pressures within our industry. These programs include the following:

•	Every day Low Prices (“EDLP”) – our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity;

•	Rollbacks – our commitment to pass continually internal and external cost savings on to the customer by lowering prices on selected goods;

•	Store Within a Store – a program to provide accountability to assistant managers and department managers as to merchandise planning and overall department performance; and

•	Store of the Community – a program to ensure that the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located.

In addition to these programs, we believe our broad assortment of merchandise that provides one-stop shopping, our high in-stock levels that provide confidence to our customers that we will have what they need, and our long operating hours that allow customers to shop at their convenience provide us with an additional competitive advantage.

Distribution. During fiscal 2006, approximately 81% of the Wal-Mart Stores segment’s purchases of merchandise were shipped from 114 distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. Wal-Mart owns and operates 39 general merchandise distribution centers, 35 grocery distribution centers, seven apparel and shoes distribution centers, 12 specialty distribution centers, three import distribution centers and one distribution center that supports Walmart.com. Additionally, third-party operators are used in 18 distribution centers of which two are grocery distribution centers, five are specialty distribution centers and two are import distribution centers and eight support Walmart.com. One of our three owned import facilities is operated by a third-party. The specialty distribution centers ship merchandise such as jewelry, tires, optical, product returns, and pharmaceuticals. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

The 114 distribution centers are located throughout the continental United States. Fourteen distribution centers are located in Texas; ten in Arkansas; nine in California; eight in Georgia; six in Indiana; five in Florida; four in each of New York, Ohio and Pennsylvania; three in each of Alabama, Illinois, Kentucky, Missouri, North Carolina, Tennessee, Utah and Virginia; two in each of Arizona, Louisiana, Mississippi, Oklahoma, South Carolina, and Wisconsin; and one each in Colorado, Delaware, Iowa, Kansas, Maine, Michigan, Maryland, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, Oregon and Washington.

In addition to servicing the Wal-Mart Stores segment, some of our Wal-Mart distribution centers also service our SAM’S CLUB segment for perishable items, jewelry, tires and product returns.

SAM’S CLUB Operating Segment

The SAM’S CLUB segment had net sales of $39.8 billion, $37.1 billion and $34.5 billion for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company sales or net income.

General. We operate SAM’S CLUBs in 48 states. Facility sizes for SAM’S CLUBs generally range between 70,000 and 190,000 square feet, with the average SAM’S CLUB facility being approximately 129,000 square feet. SAM’S CLUB provides to its members a broad assortment of merchandise and services online at www.samsclub.com.

Merchandise. SAM’S CLUB offers bulk displays of brand name merchandise, including hardgoods, some softgoods, institutional-size grocery items, and selected private-label items under the “MEMBER’S MARK,” “BAKERS & CHEFS” and “SAM’S CLUB” brands. Generally, each SAM’S CLUB also carries software, electronics, jewelry, sporting goods, toys, tires, stationery and books. Most clubs have fresh departments, which include bakery, meat, produce, floral and Sam’s Cafe. Additionally, a significant number of our clubs offer photo processing, pharmaceuticals, optical departments and gasoline stations.

Sales in the SAM’S CLUB segment, which are subject to seasonal variance, by product category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2006	JANUARY 31, 2005
Sundries	31%	31%
Food	30%	31%
Hardgoods	23%	23%
Service Businesses	11%	9%
Softgoods	5%	6%

	100%	100%

Certain fiscal 2005 amounts in the preceding table have been reclassed to conform to current period presentation.

Operations. Operating hours for SAM’S CLUBs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits business members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

SAM’S CLUBs are membership-only operations. A variety of payment methods are accepted at our clubs. Additionally, SAM’S CLUB issues Private Label and Discover accounts that are without recourse to the Company. Members include both small business owners and individual consumers. Individuals who are not business owners can become “Advantage” members. The annual membership fee for business members is $35 for the primary membership card with a spouse card available at no additional cost. In addition, business members can add up to eight business associates for $35 each. The annual membership fee for an individual “Advantage” member is $40 for the primary membership card with a spouse card available at no additional cost. SAM’S CLUB PLUS is a premium membership program that offers additional benefits and services. The annual membership fee for a PLUS member is $100.

Seasonal Aspects of Operations. The SAM’S CLUB operating segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in our fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during our first fiscal quarter.

Competition. SAM’S CLUBs compete with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors. We compete with other retailers for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of small business members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2006, approximately 66% of the SAM’S CLUB non-fuel purchases were shipped from the SAM’S CLUB segment’s dedicated distribution facilities and some of the Wal-Mart Stores segment’s grocery distribution centers for perishable items. Suppliers shipped the balance of the SAM’S CLUB purchases directly to SAM’S CLUB locations. The principal focus of our SAM’S CLUB’s distribution operations is on crossdocking product, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers without extra storage. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour. A combination of seven Company-owned and operated distribution facilities, thirteen third-party owned and operated facilities, and two third-party owned and operated import distribution centers constitute the overall distribution structure for the SAM’S CLUB segment. To support the samsclub.com business, SAM’S CLUB uses one third-party owned and operated distribution center in Texas. Two of the Company-owned and operated facilities are located in Texas with single facilities located in Arizona, Arkansas, Colorado, Indiana and Minnesota. Of the third-party owned and operated facilities, two are in California and one is in each of Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. The third-party operated import facilities are located in California and South Carolina. SAM’S CLUB uses a combination of our private truck fleet as well as common carriers to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

International Operating Segment

Our International segment is comprised of our operations through wholly-owned subsidiaries in Argentina, Brazil, Canada, Germany, Puerto Rico, South Korea, and the United Kingdom, our operations through majority-owned subsidiaries in Japan and Mexico and our operations through joint ventures in China. Wal-Mart’s portion of the results of our unconsolidated 33.3% minority interest in the CARHCO were included in the Company’s Other segment at January 31, 2006. We acquired a controlling interest in CARHCO in February 2006, and after that date CARHCO will be consolidated into our International segment. CARHCO has retail operations in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

The International segment’s net sales for the fiscal years ended January 31, 2006, 2005 and 2004, were $62.7 billion, $56.3 billion and $47.6 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company sales or net income.

General.

At January 31, 2006, our international operating formats varied by country and included:

•	Discount Stores in Canada and Puerto Rico;

•	Supercenters in Argentina, Brazil, China, Germany, Japan, Mexico, Puerto Rico, South Korea and the United Kingdom;

•	SAM’S CLUBs in Brazil, Canada, China, Mexico, and Puerto Rico; and

•	Neighborhood Markets in China.

Some of the more significant other formats that we operated at January 31, 2006, included:

•	Todo Dia (combination discount and grocery stores), Balaio (discount food and general merchandise stores), Bompreço (supermarkets), Hipermercado BIG (hypermarkets), Mercadorama (supermarkets), Nacional (supermarkets) and Maxxi Atacado (wholesale units) in Brazil;

•	Seiyu stores (supermarkets, discount and department stores), Livin stores (department stores) and Sunny (supermarkets) in Japan;

•	Superama (supermarkets), Bodega (combination discount and grocery stores), Suburbia (department stores) and Vips (restaurants) in Mexico;

•	ASDA stores (combination grocery and apparel stores), George stores (apparel stores) and ASDA Living stores (general merchandise stores) in the United Kingdom; and,

•	Amigo supermarkets in Puerto Rico.

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

Competition. The International operating segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety, specialty and wholesale sectors of the retail market in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International operating segment determines, to a large extent, our competitive position. In our international units, our ability to operate effectively the food departments has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. We utilize a total of 85 distribution facilities that are located in Argentina, Brazil, Canada, China, Germany, Japan, Mexico, Puerto Rico and the United Kingdom. Through these facilities, we process and distribute both imported and domestic product to the operating units of the International segment. During fiscal 2006, approximately 79% of the International operating segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International operating segment’s purchases directly to our stores in the various countries in which we operate. A combination of Company-owned and operated distribution facilities and third-party facilities makes up the overall distribution structure for the International operating segment. The International operating segment operates export consolidation facilities in California, Florida, Pennsylvania and Texas in support of product flow to our Mexican, Canadian, Asian, and Latin American markets.

Employees

As of January 31, 2006, the Company employed approximately 1.8 million employees (“associates”) worldwide, with approximately 1.3 million associates in the United States and approximately 500,000 associates in foreign countries. In the United States, the Company offers a broad range of company-paid benefits to our associates, including a profit sharing and 401(k) plan, store discount cards, bonuses based on Company performance, discounted stock purchase program and life insurance. The Company also offers health care benefits to eligible full-time and part-time associates. After the first year, the Company’s medical plan has no lifetime maximum for most expenses.

In our operations outside the United States, the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. Additional information can be found at www.walmartfacts.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current

Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings, our Senior Financial Officer Code of Ethics and our Statement of Ethics can be found on the Investor Relations page of our website at www.walmartstores.com/investors. These documents, as well as our SEC filings are available in print to any shareholder who requests a copy from our Investor Relations Department.

A description of any substantive amendment or waiver of Wal-Mart’s Code of Ethics for the CEO and Senior Financial Officers will be disclosed on the Investor Relations page of our website under the Corporate Governance section. Any such description will be located on our website for a period of twelve months following the amendment or waiver.

ITEM 1A. RISK FACTORS

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

General economic factors, both domestically and internationally, may adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, and other economic factors could adversely affect consumer demand for the products and services we sell through our Wal-Mart Stores segment and SAM’S CLUB segment, change the mix of products we sell to one with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect the operations and operating results of our Wal-Mart Stores segment and SAM’S CLUB segment. High levels of unemployment, inflation, changes in tax and other laws, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in those countries.

We may face impediments to our expansion in the United States, including conversions of Discount Stores into Supercenters, which could adversely affect our financial performance.

The growth in the net sales and operating net income of our Wal-Mart Stores segment and our SAM’S CLUB segment depends to a substantial degree on our expansion programs. Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the United States and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional Supercenters, Discount Stores, Neighborhood Markets and SAM’S CLUBs and to convert existing Discount Stores into Supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites, may affect our ability to open new stores and clubs, to convert Discount Stores into Supercenters or to relocate or expand existing units. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our Discount Stores into Supercenters. If we are unable to open new Supercenters, Discount Stores, Neighborhood Markets or SAM’S CLUBs or continue to convert Discount Stores into Supercenters, our financial performance could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts, our financial performance could be adversely affected.

Impediments to the expansion of our International operations could adversely affect our financial performance.

Our business strategy for our International segment includes expansion by selective acquisitions and strategic alliances that add new stores and markets to our existing International business, as well as opening new units in the countries in which we have existing operations. In the countries in which we have existing operations, new units may be opened in the formats already existing in those countries or may be opened in newly introduced formats, such as Supercenters or SAM’S Clubs, not previously operated in those markets. As in the United States, our ability to open new stores or to expand or relocate existing stores in a market served by our International segment depends in large measure upon our ability to locate, hire and retain qualified personnel and our ability to acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units or to expand existing units. In addition, access to local suppliers of certain types of goods may limit our ability to add new units or to expand product selections in existing units in certain markets. Moreover, cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in the consumers in those markets not being as receptive to our retail concepts as we anticipate those consumers will be. If we do not effectively execute our expansion plans for our International segment, our financial performance could be adversely affected.

We may be unable to continue to identify suitable acquisition candidates at acceptable prices and may not be successful in consummating the acquisition of any such candidate identified. Although we believe we will be ultimately able to integrate successfully any newly acquired operations into our existing operations, no certainty exists that future acquisitions or alliances will be successfully integrated into our operations or can be successfully integrated in a reasonable time. Our failure to identify appropriate candidates for acquisition or alliance or to integrate effectively future acquisitions and alliances into our existing operations could adversely affect the growth of our International segment and our future financial performance.

Failure to attract and retain qualified associates and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations in the United States and abroad depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs generally, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, to attract or to retain qualified personnel or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Wal-Mart Stores segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, as well as internet-based retailers and catalog businesses. Our SAM’S CLUB segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks, Store Within a Store and Store of the Community, have allowed us to compete successfully against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods sold. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business.” above for additional discussion of our competitive situation in our various operating segments.

Although the retail industry as a whole is highly fragmented, certain segments of the retail industry are currently undergoing some consolidation, which could result in increased competition and significantly alter the dynamics of the retail marketplace. Such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. Such business combinations could result in the provision of a wider variety of products and services at competitive prices by such consolidated companies, which could adversely affect our financial performance.

Risks associated with the suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Our International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in Argentina, Brazil, Canada, Costa Rico, El Salvador, Germany, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, South Korea and the United Kingdom, as well as through joint venture agreements in China. During fiscal 2006, our International operations generated 20.1% of our net sales. As a result of recent acquisitions of operations in foreign countries, we expect that our International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our International operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Natural disasters and geo-political events costs could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located and attacks disrupting transportation systems, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more stores, clubs and distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply or products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores within a country in which we are operating and the temporary reduction in the availability of products in our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

We expect that the significant property damage experienced by the Company and others during last year’s hurricanes will result in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. As a result the Company will likely face higher property insurance premiums, an increase in retained risk, or a combination of the two, which could adversely affect our financial performance.

We are subject to certain legal proceedings that may adversely affect our financial condition and results of operation.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial condition and results of operations. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes approximately 1.6 million present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. The U.S. District Court hearing this case has issued an order granting in part and denying in part the plaintiffs’ motion for class certification. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 8 to our consolidated financial statements, which are part of our Annual Report to Shareholders which is incorporated by reference in this Form 10-K and is included as an exhibit to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The number and location of United States and international Wal-Mart Discount Stores, Supercenters and SAM’S CLUBs and other formats are incorporated by reference to the table under the caption “Fiscal 2006 End-of-Year Store Count” included in our Annual Report to Shareholders for the year ended January 31, 2006, which information we have included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2006, in the United States, we owned 2,589 of the buildings in which Discount Stores, Neighborhood Markets and Supercenters operated and 437 of the buildings in which our SAM’S CLUBs operated. Land on which our stores are located is either owned or leased by the Company. In the United States, we either lease the remaining buildings in which our stores and clubs operate from a commercial property developer, lease them pursuant to sale/leaseback arrangements or lease them from a local governmental entity in connection with industrial revenue bond financing arrangements. All store leases provide for fixed annual rentals and, in some cases, the leases provide for additional rent based on sales volume.

We use independent contractors to construct our buildings.

For details on our distribution centers, see the caption “Distribution” provided for each of our segments under Item 1. Business.

We own the office facilities in Bentonville, Arkansas that serve as our home office. We lease an office facility in Brisbane, California that serves as the home office for Walmart.com

International. We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2006, we owned nine properties in Argentina, 107 properties in Brazil, 96 properties in Canada, no properties in China, 19 properties in Germany, 86 properties in Japan, 16 properties in South Korea, 395 properties in Mexico, 10 properties in Puerto Rico and 202 properties in the United Kingdom in which operating units are located, with the remaining units in each country being leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Our International operations are supported by 85 distribution facilities as of January 31, 2006. Of these 85 distribution facilities, we owned 38 and leased 29. Third parties owned and operated the remaining 18 distribution facilities.

ITEM 3. LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Note 8 to our financial statements, which is captioned “Litigation,” contained in the portions of our Annual Report to Shareholders, which are incorporated herein by reference and are an exhibit to this Annual Report on Form 10-K, and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Curless v. WM, USDC, Dist. of WY, 10/26/05; Culver v. WM, USDC, Dist. of CO, 12/10/96; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Gamble v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Kuhlmann (In Re: Wal-Mart Employee Litigation) v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM, USDC, Middle Dist. of FL, 1/23/06; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Middle Dist. of FL, 1/18/06; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI,11/1/05; Presley/Yates v. WM, USDC, Dist. of CO, 7/31/95; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Eastern Dist. of NY, 1/5/06; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM’S and WM, Superior Ct. of CA, Los Angeles County, 06/28/04.

Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 01/27/05; Comer v. WM, USDC, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 06/24/04; Salvador v. SAM’S, USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

Dukes v. WM: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

Mauldin v. WM: Mauldin v. WM, USDC, Northern Dist. of GA, Atlanta Div., 10/16/01.

EEOC (Smith) v. WM: EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

The District Attorney for Solano County, California, has alleged that the Company’s store in Vacaville, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged or returned product containing dry granular fertilizer and pesticides on or about April 3, 2002. The parties are currently negotiating toward a resolution of this matter.

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

The EPA has alleged that the Company and one of its construction contractors have violated the EPA’s stormwater regulations at a site in Caguas, Puerto Rico. The Administrative Complaint filed by the agency proposes an administrative penalty in the amount of $157,500. The parties are currently negotiating toward a resolution of this matter.

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations.

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the Company’s handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company’s distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the Company’s handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. The Company is cooperating fully with the respective authorities.

The Company cannot estimate the possible loss or range of loss which may arise from this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required by this item is incorporated by reference to the “Number of Shareholders of Record” under the caption “11-Year Financial Summary”, and all the information under the captions “Market Price of Common Stock,” “Listings—Stock Symbol: WMT” and “Dividends Per Common Share” included in the Annual Report to Shareholders for the year ended January 31, 2006. Such information is included in an exhibit to this Annual Report on Form 10-K.

From time to time, we repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program which will expire if and when we have repurchased an aggregate of $10.0 billion of shares.

We did not purchase any shares of our common stock under our share repurchase program during the quarter ended January 31, 2006. At January 31, 2006, $6.1 billion of shares may be repurchased under our program. A nominal amount of shares were repurchased from employees during the fourth quarter of fiscal 2006 to satisfy the exercise price and tax withholding of certain stock option exercises.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption “11-Year Financial Summary” included in the Annual Report to Shareholders for the year ended January 31, 2006. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to all information under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2006. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to all information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the Annual Report to Shareholders for the year ended January 31, 2006. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Auditors” included in the Annual Report to Shareholders for the year ended January 31, 2006. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended January 31, 2006, and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Executive Vice President, President and Chief Executive Officer, Wal-Mart Stores Division U.S. From February 2005 to September 2005, he served as Executive Vice President and Chief Operating Officer, Wal-Mart Stores Division. From December 2002 to February 2005, he served as President and Chief Executive Officer, Wal-Mart de Mexico. From July 2001 to December 2002, he served as Senior Vice President and Chief Operating Officer, Wal-Mart de Mexico. Prior to July 2001, he served as President and Chief Executive Officer of Honeywell Transportation and Power Systems since 2000.	2005	51

Michael T. Duke	Vice Chairman, Responsible for Wal-Mart International. From April 2003 to September 2005, he served as Executive Vice President and President and Chief Executive Officer, Wal-Mart Stores Division. From July 2000 to April 2003, he served as Executive Vice President, Administration.	2005	56

David D. Glass	Chairman of the Executive Committee of the Board of Directors.	2000	70

Charles M. Holley, Jr.	Senior Vice President, Finance. From January 2003 to December 2005 he served as Senior Vice President and Controller. From March 1999 to January 2003, he served as Senior Vice President, Finance and Chief Financial Officer, Wal-Mart International.	2005	49

Thomas D. Hyde	Executive Vice President and Corporate Secretary. From June 2003 to June 2005, he served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2003, he served as Executive Vice President, Senior General Counsel. Prior to July 2001, he served as Senior Vice President and General Counsel of Raytheon Company since 1992.	2005	57

Lawrence V. Jackson	Executive Vice President, People Division. Before joining Wal-Mart, he served as President and Chief Operating Officer of Dollar General Corporation since September 2003. Prior to Dollar General Corporation, he was Senior Vice President of supply operations for Safeway Inc.	2004	52

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, SAM’S CLUB. From August 2002 to August 2005, he served as Executive Vice President, Merchandising and Replenishment, SAM’S CLUB. Prior to that Mr. McMillon served as Senior Vice President, General Merchandise Manager from October 1999 to August 2002.	2005	39

John B. Menzer	Vice Chairman, Responsible for U.S. From June 1999 to September 2005, he served as Executive Vice President and President and Chief Executive Officer, Wal-Mart International.	2005	55

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer.	2000	53

H. Lee Scott, Jr.	President and Chief Executive Officer.	2000	57

S. Robson Walton	Chairman of the Board of Directors.	1992	61

Additional information regarding our Board and Committee Governing Documents, our Audit Committee, our director nomination process, and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement. In addition, Item 1. Business, above contains information relating to the availability of a copy of this code on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to all information under the caption entitled “Compensation of Directors,” “Compensation, Nominating and Governance Committee Report on Executive Compensation,” “Summary Compensation,” “Option Grants In Last Fiscal Year,” “Long-Term Incentive Plan-Awards in Fiscal 2006,” “Termination of Employment Arrangements” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” included in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to all information under the caption entitled “Stock Ownership”, subcaptions “Holdings of Major Shareholders” and “Holdings of Officers and Directors” and under the caption “Equity Compensation Plan Information” included in our Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Consolidated Financial Statements

The financial statements listed in the following table, which are included in our Annual Report to Shareholders, are incorporated herein by reference to the portions of this Annual Report on Form 10-K filed as Exhibit 13 hereto.

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K:

3(a)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(b)	Amended and Restated Bylaws of the Company-are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

4(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4(e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4(g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4(h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4(i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512)

+ 10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b)from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

+ 10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+ 10(c)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003 is incorporated herein by reference to Exhibit 10(g) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ 10(d)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997, filed on April 21, 1997.

+ 10(e)	1996 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998, filed on April 23, 1998.

+ 10(f)	1997 Amendment to the Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 10(k) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998, filed on April 23, 1998.

+ 10(g)	Wal-Mart Stores, Inc. Stock Incentive Plan of 1998 as amended through January 15, 2004 is incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ 10(h)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2003 is incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+ 10(i)	The Rules of the Asda Sharesave Plan 2000, as amended June 4, 2004, are incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+ 10(j)	The Asda Colleague Share Ownership Plan 1999, as amended June 4, 2004, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+ 10(k)	Retirement Agreement, dated January 22, 2005 between the Company and Thomas M. Coughlin is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2005.

+ 10(l)	Form of Notice of Non Qualified Stock Option Grant, as amended January 3, 2005, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+ 10(m)	Form of Notification of Restricted Stock Award and Terms and Conditions of Award, as amended January 3, 2005, is incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+ 10(n)	Form of Notification of Stock Value Equivalent Award and Terms and Conditions of Award, is incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(o)	Form of Post -Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete, Together with Summary of Material Differences From Form of Agreement Filed is incorporated by reference to Exhibit 10(o) from Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on August 26, 2004.

+ 10(p)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(q)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, as amended January 1, 2005, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(r)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(s)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(t)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(u)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Based Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated September 28, 2005.

+10(v)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated December 12, 2005.

+10(w)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated December 12, 2005.

+10(x)	Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (As Amended Effective January 1, 2005) is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 7, 2005.

+10(y)	Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective January 1, 2005 (except as otherwise provided therein) is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 7, 2005.

*12	Ratio of Earnings to Fixed Charges.

*13	The Annual Report to Shareholders for the fiscal year ending January 31, 2006. All information incorporated by reference in Items 1, 2, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2006 is filed with the Commission. The balance of this information in the Annual Report to Shareholders is furnished to the Commission in accordance with Item 601(13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certifications.

**32.2	Chief Financial Officer Section 906 Certifications.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 29, 2006	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 29, 2006	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer and Director

DATE: March 29, 2006	By	/s/ S. Robson Walton
S. Robson Walton Chairman of the Board and Director

DATE: March 29, 2006	By	/s/ David D. Glass
David D. Glass Chairman of the Executive Committee of the Board, and Director

DATE: March 29, 2006	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 29, 2006	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Senior Vice President, Finance (Principal Accounting Officer)

DATE: March 29, 2006	By	/s/ James W. Breyer
James W. Breyer Director

DATE: March 29, 2006	By	/s/ M. Michele Burns
M. Michele Burns Director

DATE: March 29, 2006	By	/s/ Douglas N. Daft
Douglas N. Daft Director

DATE: March 29, 2006	By	/s/ Roland A. Hernandez
Roland A. Hernandez Director

DATE: March 29, 2006	By	/s/ John D. Opie
John D. Opie Director

DATE: March 29, 2006	By	/s/ J. Paul Reason
J. Paul Reason Director

DATE: March 29, 2006	By	/s/ Jack C. Shewmaker
Jack C. Shewmaker Director

DATE: March 29, 2006	By	/s/ Jose H. Villarreal
Jose H. Villarreal Director

DATE: March 29, 2006	By	/s/ Jim C. Walton
Jim C. Walton Director

DATE: March 29, 2006	By	/s/ Christopher J. Williams
Christopher J. Williams Director

DATE: March 29, 2006	By	/s/ Linda S. Wolf
Linda S. Wolf Director