Form 10-Q
period 2006-04-30
WAL MART STORES INC
filed 2006-06-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2006.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act). Check One:
Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value - 4,167,775,477 shares as of May 25, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended April 30,
	2006	2005
Revenues:
Net sales	$79,613	$70,908
Other income, net	855	772
	80,468	71,680
Costs and expenses:
Cost of sales	60,851	54,571
Operating, selling, general and administrative expenses	15,166	13,168
Operating income	4,451	3,941

Interest:
Debt	367	199
Capital leases	70	53
Interest income	(69)	(52)
Interest, net	368	200

Income before income taxes and minority interest	4,083	3,741
Provision for income taxes	1,388	1,212
Income before minority interest	2,695	2,529
Minority interest	(80)	(68)
Net income	$2,615	$2,461

Basic and diluted net income per common share	$0.63	$0.58

Weighted-average number of common shares:
Basic	4,167	4,228
Diluted	4,170	4,234

Dividends declared per common share	$0.67	$0.60

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	April 30, 2006	April 30, 2005	January 31, 2006
ASSETS
Cash and cash equivalents	$5,858	$4,955	$6,414
Receivables	2,507	1,520	2,662
Inventories	32,206	31,349	32,191
Prepaid expenses and other	2,961	1,817	2,557
Total current assets	43,532	39,641	43,824

Property and equipment, at cost	100,456	85,954	97,302
Less accumulated depreciation	(22,505)	(19,579)	(21,427)
Property and equipment, net	77,951	66,375	75,875

Property under capital leases, net	3,507	2,928	3,415
Goodwill	12,902	10,786	12,188
Other assets and deferred charges	2,593	2,485	2,885
Total assets	$140,485	$122,215	$138,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$3,653	$7,017	$3,754
Accounts payable	25,383	22,910	25,373
Dividends payable	2,305	1,946	—
Accrued liabilities	12,779	11,056	13,465
Accrued income taxes	1,969	1,971	1,340
Long-term debt due within one year	5,528	4,040	4,595
Obligations under capital leases due within one year	248	228	299
Total current liabilities	51,865	49,168	48,826

Long-term debt	25,036	18,232	26,429
Long-term obligations under capital leases	4,000	3,396	3,742
Deferred income taxes and other	4,730	2,867	4,552
Minority interest	1,540	1,361	1,467

Commitments and contingencies

Common stock and capital in excess of par value	3,070	2,827	3,013
Retained earnings	49,020	42,153	49,105
Other accumulated comprehensive income	1,224	2,211	1,053
Total shareholders’ equity	53,314	47,191	53,171
Total liabilities and shareholders’ equity	$140,485	$122,215	$138,187

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Three Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,615	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,311	1,132
Other	(83)	(44)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	231	185
Decrease (increase) in inventories	242	(1,917)
Increase (decrease) in accounts payable	(455)	1,040
Decrease in accrued liabilities	(121)	(344)
Net cash provided by operating activities	3,740	2,513

Cash flows from investing activities:
Payments for property, plant and equipment	(3,220)	(2,772)
Proceeds from disposal of assets	258	301
Investment in international operations, net of cash acquired	(68)	—
Other investing activities	67	(25)
Net cash used in investing activities	(2,963)	(2,496)

Cash flows from financing activities:
Increase (decrease) in commercial paper	(112)	3,205
Proceeds from issuance of long-term debt	1,284	—
Payment of long-term debt	(1,757)	(1,508)
Dividends paid	(698)	(635)
Purchase of Company stock	—	(1,415)
Other financing activities	(87)	(156)
Net cash used in financing activities	(1,370)	(509)

Effect of exchange rates on cash	37	(41)
Net decrease in cash and cash equivalents	(556)	(533)
Cash and cash equivalents at beginning of year	6,414	5,488
Cash and cash equivalents at end of period	$5,858	$4,955

Supplemental disclosure of cash flow information:
Income taxes paid	$777	$810
Interest paid	$510	$339

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of income and condensed consolidated statements of cash flows for the quarters ended April 30, 2006 and 2005, are unaudited. The condensed consolidated balance sheet as of January 31, 2006 is derived from the audited financial statements at that date.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual report to shareholders for the fiscal year ended January 31, 2006. Therefore, the interim financial statements should be read in conjunction with that annual report to shareholders.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average outstanding common shares. Diluted net income per common share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a weighted-average of 3 million and 6 million shares for the quarters ended April 30, 2006 and 2005, respectively. Approximately 62 million and 59 million share options that were outstanding at April 30, 2006 and 2005, respectively, were not included in the diluted net income per common share calculation because their effect would be antidilutive as the underlying option price and unrecognized compensation expense, if any, exceeded the average market price of the Company’s common stock for the period.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all merchandise inventories in the United States, except SAM’S CLUB merchandise and merchandise in our distribution warehouses, which are based on average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At April 30, 2006 and 2005, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

NOTE 4. Acquisitions

During December 2005, the Company purchased an additional interest in The Seiyu, Ltd. (“Seiyu”), for approximately $570 million, bringing the Company’s total investment in Seiyu, including adjustments arising from the equity method of accounting, to $1.2 billion. Seiyu is a retailer in Japan, which operates 398 stores selling apparel, general merchandise, food and certain services. Following this additional purchase, the Company owns approximately 53.3% of Seiyu. Beginning on the date of the controlling interest purchase, the Company began consolidating Seiyu as a majority-owned subsidiary using a December 31 fiscal year-end. Seiyu’s results of operations are not material to the Company. As a result of the initial consolidation of Seiyu, total assets and liabilities of $6.7 billion and $5.6 billion, respectively, were recorded in our financial statements. Goodwill recorded in the consolidation amounted to approximately $1.5 billion. The amount of assets and liabilities recorded in the consolidation of Seiyu are preliminary estimates made by management and will be finalized upon completion of the valuation of tangible and intangible assets and liabilities.

The minority interest in Seiyu is represented, in part, by shares of Seiyu’s preferred stock that are convertible into shares of Seiyu common stock. If the minority holder of Seiyu’s preferred stock proposes to sell or convert its shares of preferred stock, the Company has the right to purchase those shares at a predetermined price.

Through a warrant exercisable through December 2007, the Company can contribute approximately ¥154.6 billion, or $1.4 billion at an April 30, 2006, exchange rate of 113.83 yen per dollar, for approximately 539 million additional common shares of Seiyu stock. If the warrant is exercised, we would own approximately 71% of the stock of Seiyu. These calculations assume no conversion of Seiyu’s preferred stock into common shares and no other issuances of Seiyu common shares.

In December 2005, the Company completed the purchase of Sonae Distribuição Brasil S.A. (“Sonae”), a retail operation in Southern Brazil consisting of 139 hypermarkets, supermarkets and warehouse units. The purchase price was approximately $720 million. Assets recorded in the acquisition of Sonae were $1.3 billion and liabilities assumed were $566 million. As a result of the Sonae acquisition, we recorded goodwill of $305 million and other identifiable intangible assets of $89 million. Sonae’s results of operations, which were not material to the Company, are included in our consolidated financial statements following the date of acquisition using a December 31 fiscal year-end.

In September 2005, the Company acquired a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer with more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The purchase price was approximately $318 million, including transaction costs. In fiscal 2006, the Company accounted for its investment in CARHCO under the equity method. Concurrent with the purchase of the investment in CARHCO, the Company entered into an agreement to purchase an additional 17.7% of CARHCO in the first quarter of fiscal 2007 and an option agreement that will allow the Company to purchase up to an additional 24% beginning in September 2010. To the extent that the Company does not exercise its option to purchase the additional 24% of CARHCO, the minority shareholders will have certain put rights that could require the Company to purchase the additional 24% after September 2012.

In February 2006, the Company purchased the additional 17.7% of CARHCO for a purchase price of approximately $212 million. Following this purchase, the Company began consolidating CARHCO as a majority-owned subsidiary using a December 31 fiscal year-end. CARHCO’s results of operations were not material to the Company. As a result of the consolidation of CARHCO, total assets and liabilities of $1.3 billion and $576 million, respectively, were recorded in our financial statements. Goodwill and identifiable intangible assets recorded in the consolidation amounted to approximately $412 million and $97 million, respectively.

NOTE 5. Long-term Debt and Financial Instruments

During the first quarter of fiscal 2007, Wal-Mart Stores, Inc., repaid $1.0 billion of debt. Additionally, during March 2006, Wal-Mart Stores, Inc., borrowed ¥50.0 billion, or $439 million using an April 30, 2006, exchange rate of 113.83 yen per dollar, under a short-term bridge loan. The bridge loan matures in June 2006 and carries interest of 0.21%. This bridge loan was designated as a hedge of our net investment in Seiyu.

Prior to entering into the ¥50.0 billion bridge loan, the Company paid $25 million to settle a receive fixed-rate, pay fixed-rate cross-currency interest rate swap with a notional amount of approximately ¥52.1 billion. This cross-currency interest rate swap was designated as a net investment hedge of our investment in Seiyu.

During the first quarter of fiscal 2007, Seiyu repaid ¥86.5 billion, or approximately $735 million, of debt and issued ¥87.2 billion, or approximately $741 million, of notes. These notes carry varying interest rates ranging from 0.46% to 2.64% and varying maturity dates up to March 2009.

NOTE 6. Segments

The Company is principally engaged in the operation of mass merchandising stores located in all 50 states of the United States, Argentina, Brazil, Canada, Germany, South Korea, Puerto Rico and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico and Nicaragua. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s supercenters, discount stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations outside of the United States. The amounts under the caption “Other” in the following table are unallocated corporate overhead, including our real estate operations in the United States. For the periods prior to the Company’s majority ownership of Seiyu and CARHCO, the Company’s portion of the results of our unconsolidated minority interest in those entities was also included under the caption “Other.”

The Company measures the profit of its segments as “segment operating income,” which is defined as income before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income before income taxes and minority interest appear in the following tables.

Net sales by operating segment were as follows (in millions):

	Quarter Ended April 30,
	2006	2005
Wal-Mart Stores	$52,499	$47,641
SAM’S CLUB	9,775	9,155
International	17,339	14,112
Total net sales	$79,613	$70,908

Segment operating income and the reconciliation to income before income taxes and minority interest are as follows (in millions):

	Quarter Ended April 30,
	2006	2005
Wal-Mart Stores	$3,981	$3,307
SAM’S CLUB	319	295
International	713	667
Other	(562)	(328)
Operating income	4,451	3,941
Interest expense, net	368	200
Income before income taxes and minority interest	$4,083	$3,741

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	April 30, 2006	April 30, 2005	January 31, 2006
International	$12,597	$10,481	$11,883
SAM’S CLUB	305	305	305
Total goodwill	$12,902	$10,786	$12,188

The change in the International segment’s goodwill since the first quarter of fiscal 2006 is primarily the result of the Seiyu, Sonae and CARHCO acquisitions and foreign exchange rate fluctuations.

NOTE 7. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting adjustments. Comprehensive income was $2.8 billion and $2.0 billion for the quarters ended April 30, 2006, and 2005, respectively.

NOTE 8. Common Stock Dividends

During the first quarter of fiscal 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.67 per share. The annual dividend will be paid in four quarterly installments on April 3, June 5, and September 5, 2006, and January 2, 2007 to holders of record on March 17, May 19, August 18 and December 15, 2006, respectively. A $0.60 per share annual dividend was declared in the first quarter of fiscal 2006 and paid in four equal quarterly installments.

NOTE 9. Income Taxes

The Company’s fiscal 2007 first quarter effective tax rate was 34.0%. The Company expects the fiscal 2007 annual effective tax rate to be between 34% and 35%, before consideration of tax law changes or other significant tax matters that may occur during the remainder of the year. Significant factors that could impact the annual effective tax rate include changes in management’s assessment of the outcome of certain tax matters, Work Opportunity Tax Credit renewal legislation and the composition of taxable income between domestic and international.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecast annual income, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

NOTE 10. Contingencies

The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under the Fair Labor Standards Act (“FLSA”), corresponding state statutes, or other laws. The plaintiffs in these lawsuits are current and former hourly associates who allege, among other things, that the Company forced them to work “off the clock,” or failed to provide work breaks, or otherwise claim they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. As of May 22, 2006, class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in eleven of these cases; has been granted in whole or in part in eight of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another five such cases, certification was denied and the case was then dismissed, and in one additional such case, certification was granted and the case was then dismissed. The Company cannot estimate the possible loss or range of loss which may arise from these lawsuits.

One of the cases discussed above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A jury trial on the plaintiffs’ claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. The Company believes that it has substantial defenses to the claims at issue, and intends to challenge the verdict in post-trial motions and, if necessary, on appeal. Meanwhile, the plaintiffs’ claims for injunctive relief have been set for trial in June 2006.

A putative class action is pending in California challenging the methodology of payments made under various associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating associates’ regular rate of pay for purposes of determining overtime. As to the first case (Cruz v. Wal-Mart Stores, Inc.), the Company cannot estimate the possible loss or range of loss which may arise. The parties have entered into an agreement to settle the second case (Fries v. Wal-Mart Stores, Inc.), which has been approved by the court. The amount to be paid by Wal-Mart under the settlement will not have a material impact on the Company’s financial condition or results of operations.

The Company is currently a defendant in five putative class actions brought on behalf of assistant store managers who challenge their exempt status under state and federal laws, which are pending in California, Michigan, New Mexico and Tennessee. Conditional certification for notice purposes under the FLSA has been granted in one of these cases (Comer v. Wal-Mart Stores, Inc.). In another, class certification has been denied (Sepulveda v. Wal-Mart Stores, Inc.). The Company cannot estimate the possible loss or range of loss which may arise from these lawsuits.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. Following a hearing on class certification on September 24, 2003, on June 21, 2004, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the District Court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female associates.

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

The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class-action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company’s motion to reconsider that ruling. The class is composed of female Wal-Mart associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001, to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest and attorneys’ fees. The complaint alleges that the Company’s Health Plan violates Title VII’s prohibition against gender discrimination in that the Health Plan’s Reproductive Systems provision does not provide coverage for prescription contraceptives. The Company cannot estimate the possible loss or range of loss which may arise from this litigation.

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

The Company cannot estimate the possible loss or range of loss which may arise from these matters.

NOTE 11. Subsequent Events

            In May 2006, we sold ¥50.0 billion of 1.78% notes. These notes mature in May 2011 and were designated as a hedge of our net investment in Seiyu. Concurrent with the sale of these notes, we repaid the ¥50.0 billion bridge loan discussed in Note 5.

In May 2006, we announced the sale of our retail business in South Korea, which operates 16 stores, to Shinsegae Co., Ltd., for Won 825 billion. This transaction is subject to approval by the Korea Fair Trade Commission and will close if, and when, that approval is received. Based on the May 29, 2006, exchange rate of 947.50 won per dollar, the transaction would result in a gain of approximately $209 million. However, the Korean won to U.S. dollar exchange rate is subject to fluctuations up to the closing date of the transaction. Accordingly, any resulting gain may be different than the above described amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our financial statements as of January 31, 2006, and the year then ended, and Management’s Discussion and Analysis of Results of Operations and Financial Condition both contained in our Annual Report to Shareholders for the year ended January 31, 2006, which is included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2006.

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

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparative store sales. Segment operating income refers to income before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead. Comparative store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. Sales for stores are included in comparative store sales in the thirteenth month following their grand opening, expansion or relocation. Comparative store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

Key Items in the First Quarter

Significant financial items related to the first quarter of fiscal 2007 include:

•	Net sales for the first quarter of fiscal 2007 increased 12.3% to $79.6 billion from $70.9 billion in the first quarter of fiscal 2006.

•
Net income increased 6.3% to $2.615 billion, or $0.63 per share, in the first quarter of fiscal 2007 from $2.461 billion, or $0.58 per share, in the first quarter of fiscal 2006. Net income for the first quarter of fiscal 2006 included the favorable impact of two items amounting to $145 million after tax, or $0.03 per share: $77 million from favorable tax resolutions and positive legal developments of $68 million after tax.

•	Total assets increased 14.9% to $140.5 billion at April 30, 2006 when compared to April 30, 2005. During the first quarter of fiscal 2007, we made $3.2 billion of capital expenditures.

•
Inventory management initiatives for the Company were successful, primarily at our Wal-Mart Stores and SAM’S CLUB segments. At April 30, 2006, consolidated inventories were $32.2 billion, slightly higher than January 31, 2006 inventories. Despite increases in inventory resulting from acquisitions, our internal goal of growing inventory at a rate less than half the growth rate of sales was met for the first quarter of fiscal 2007. Additionally, our inventory management initiatives contributed to an increase in cash provided by operating activities, which was $3.7 billion in the first quarter of fiscal 2007, a 48.8% increase over the first quarter of fiscal 2006.

•
Comparative store sales in the United States increased 3.9% for the quarter ended April 30, 2006. Comparative store sales at our Wal-Mart Stores segment increased 3.8% for the first quarter of fiscal 2007, while SAM’S CLUB’s comparative store sales increased 4.8%, including 0.5% from the impact of fuel sales, in the first quarter of fiscal 2007.

•
Net sales at our International segment increased 22.9% when compared with the first quarter of fiscal 2006. Fiscal 2007 sales in the International segment include sales from the consolidation of Seiyu, Ltd., and CARHCO and the acquisition of Sonae. These entities contributed 15.3 percentage points to the increase in the International segment net sales.

•
When compared with the first quarter of fiscal 2006, our segment operating income for the Wal-Mart Stores and SAM’S CLUB segments for the first quarter of fiscal 2007 increased 20.4% and 8.1%, respectively. Segment operating income in these segments grew faster than segment net sales. Our International segment operating income grew 6.9% which was slower than the growth in segment net sales.

•	Our Board of Directors declared an annual dividend of $0.67 per share for fiscal 2007, payable in equal quarterly installments. This dividend represents an increase of 11.7% over fiscal year 2006.

Acquisitions and Divestiture

During December 2005, the Company purchased an additional interest in The Seiyu, Ltd. (“Seiyu”), for approximately $570 million. Seiyu is a retailer in Japan, which operates 398 stores selling apparel, general merchandise, food and certain services. Following this additional purchase, the Company owns approximately 53.3% of Seiyu. Beginning on the date of the controlling interest purchase, the Company began consolidating Seiyu as a majority-owned subsidiary using a December 31 fiscal year-end.

In December 2005, the Company completed the purchase of Sonae Distribuição Brasil S.A. (“Sonae”), a retail operation in Southern Brazil consisting of 139 hypermarkets, supermarkets and warehouse units. Sonae’s results of operations are included in our consolidated financial statements following the date of acquisition using a December 31 fiscal year-end.

In September 2005, the Company acquired a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer with more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. In February 2006, the Company purchased an additional 17.7% of CARHCO for a purchase price of approximately $212 million. Following this purchase, the Company began consolidating CARHCO as a majority-owned subsidiary using a December 31 fiscal year-end.

In May 2006, we announced the sale of our retail business in South Korea, which operates 16 stores, to Shinsegae Co., Ltd., for Won 825 billion. This transaction is subject to approval by the Korea Fair Trade Commission and will close if, and when, that approval is received. Based on the May 29, 2006, exchange rate of 947.50 won per dollar, the transaction would result in a gain of approximately $209 million. However, the Korean won to U.S. dollar exchange rate is subject to fluctuations up to the closing date of the transaction. Accordingly, any resulting gain may be different than the above described amount.

Results of Operations

The Company and each of its operating segments had net sales for the quarters ended April 30, 2006 and 2005, as follows (dollars in millions):

	Quarter ended April 30, 2006		Quarter ended April 30, 2005
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$52,499	65.9%	$47,641	67.2%	10.2%
SAM’S CLUB	9,775	12.3%	9,155	12.9%	6.8%
International	17,339	21.8%	14,112	19.9%	22.9%
Total net sales	$79,613	100.0%	$70,908	100.0%	12.3%

The increase in our net sales for the quarter ended April 30, 2006 resulted from our expansion programs, acquisition activity and a comparative store sales increase of 3.9% in the United States.

The increase in the International segment’s net sales as a percentage of total net sales and the corresponding decrease in the Wal-Mart Stores and SAM’S CLUB segments are largely due to the consolidation of Seiyu and CARHCO and the acquisition of Sonae. These entities contributed 15.3 percentage points to the increase in the International segment’s net sales. The decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales also resulted from the more rapid development of new stores in the Wal-Mart Stores segment as compared to the SAM’S CLUB segment.

Our total gross profit as a percentage of net sales (our “gross margin”) increased from 23.0% in the first quarter of fiscal 2006 to 23.6% during the first quarter of fiscal 2007. Because the Wal-Mart Stores segment and International segment net sales yield higher gross margins than does the SAM’S CLUB segment, the greater increases in net sales for the Wal-Mart Stores and International segments had a favorable impact on the Company’s total gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 19.0% for the first quarter of fiscal 2007, up from 18.6% in the corresponding period in fiscal 2006. This increase was primarily due to increases in utility costs. Additionally, operating expenses in the first quarter of fiscal 2006 included the impact of positive legal developments previously discussed which resulted in favorable adjustments to our litigation accruals.

Interest, net, as a percentage of net sales increased $168 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The increase was due to higher borrowing levels and higher interest rates since the first quarter of fiscal 2006. The increase in interest, net, consisted of a $103 million increase due to higher borrowing levels, $32 million due to higher interest rates, and a $33 million prior year benefit from a refund of IRS interest paid, reversal of interest on income tax accruals for prior years, and reduced levels of interest on fiscal 2006 income tax accruals.

            Our effective income tax rate for the first quarter of fiscal 2007 was 34.0% which compares with 32.4% in the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2006 included the favorable impact of non-cash tax adjustments of $77 million in the quarter resulting from the Company’s assessment of the outcome of certain tax matters.

Net income for the first quarter of fiscal 2007 increased 6.3% over the first quarter of fiscal 2006 largely as a result of the 12.9% increase in operating income, offset by the $145 million favorable impact of positive legal developments and tax resolutions recorded in fiscal 2006.

Wal-Mart Stores Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2006	$ 52,499	10.2%	$ 3,981	20.4%	7.6%
2005	$ 47,641	9.3%	$ 3,307	6.0%	6.9%

The first quarter fiscal 2007 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion in the Wal-Mart Stores segment since April 30, 2005 has consisted of the opening of 102 supercenters, 24 discount stores, 18 Neighborhood Markets. Additionally, 1 discount store was expanded and 159 supercenters have been expanded, relocated or converted from existing discount stores during this time period. Also, since April 30, 2005, 2 discount stores were closed. The comparative store sales increase for the segment was 3.8% for the first quarter of fiscal 2007.

Segment operating income as a percent of segment net sales increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to increased margins across all divisions and a slight decrease in operating expenses as a percentage of segment net sales. Gross margin as a percentage of segment net sales increased despite increased product transportation costs and the unfavorable impact of our lower margin food division growing at a higher rate than our general merchandise and specialty divisions. Operating expenses as a percent of segment net sales decreased slightly as associate payroll expenses improved by better matching associate scheduling to customer shopping patterns. However, increased utility costs continue to exert pressure on operating expenses.

We anticipate higher maintenance expenses during the remainder of the year as we progress with our store remodel program. Additionally, continued pressure from utility costs and new associate benefit programs will place pressure on expected wages savings in our Wal-Mart Stores segment’s operating expenses.

SAM’S CLUB Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2006	$ 9,775	6.8%	$ 319	8.1%	3.3%
2005	$ 9,155	5.9%	$ 295	10.5%	3.2%

The SAM’S CLUB segment net sales increase for the first quarter of fiscal 2007 resulted from the growth in comparative Club sales and continued expansion activities since April 30, 2005, which resulted in the opening of 17 new Clubs and the relocation or expansion of 19 existing Clubs. One Club has closed since April 30, 2005.. First quarter comparative Club sales increased 4.8%. Fuel sales contributed 0.5% to the SAM’S CLUB comparative Club sales increase.

The increase in segment operating income as a percentage of segment net sales for the first quarter of fiscal 2007 resulted primarily from an improvement in gross margin and increased membership income, partially offset by higher operating expenses. The increase in gross margin is due primarily to beneficial sales mix and improved inventory management. The first quarter of fiscal 2007 also included an $11 million charge related to the closing of two SAM’S CLUBs on May 1, 2006.

International Segment

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2006	$ 17,339	22.9%	$ 713	6.9%	4.1%
2005	$ 14,112	12.4%	$ 667	18.5%	4.7%

International segment net sales for the first quarter of fiscal 2007, when compared to net sales in the same period in fiscal 2006, increased as a result of continued expansion activities within the segment, the acquisition of controlling interests in Seiyu and CARHCO and the acquisition of Sonae. Collectively, Seiyu, CARHCO and Sonae added 913 units to the International segment and contributed 15.3 percentage points to the increase in the International segment’s net sales. Expansion in the International segment since April 30, 2005, consists of 170 additional units (net of fourteen closures) and the relocation or expansion of 29 units. Changes in foreign currency rates had an insignificant impact on net sales during the quarter.

The International segment’s operating income decreased as a percentage of segment net sales from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 as a result of increased operating expenses as a percentage of segment net sales and a reduction in other income as a percentage of segment net sales, partially offset by an improvement in segment gross margin. Gross margin increased because of a shift in sales to higher margin categories and reduced markdown activity in Mexico, Canada, South Korea and Brazil. Other income was negatively impacted by lower level of real estate development activities within the segment when compared to the same period of last year. Operating expenses in the International segment increased as a percentage of segment net sales primarily as a result of the dilutive effect of the acquisitions. Additionally, the increase in operating expenses as a percentage of segment net sales reflects a higher wages and overall expense pressures from current sales growth trends in Argentina, United Kingdom and South Korea, partially offset by the leveraging of fixed expenses in Mexico, Canada and Brazil. Changes in foreign currency rates had an insignificant impact on operating income during the first quarter of fiscal 2007.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities provide us with a significant source of liquidity. Cash flows provided by operating activities in the first quarter of fiscal 2007 were $3.7 billion, compared with $2.5 billion for the comparable period in fiscal 2006. The increase in cash provided by operating activities is primarily attributable to inventory management initiatives in fiscal 2007.

During the first three months of fiscal 2007, we paid dividends of $698 million, made $3.2 billion in capital expenditures, repaid $112 million of commercial paper (net of commercial paper issued in the period), repaid $2.3 billion of long-term debt and issued $1.8 billion of long-term debt.

During March 2006, the Company borrowed ¥50.0 billion, or $439 million using an April 30, 2006, exchange rate of 113.83 yen per dollar, under a short-term bridge loan. The bridge loan matures in June 2006 and carries interest of 0.21%. This bridge loan was designated as a hedge of our net investment in Seiyu. In May 2006, we sold ¥50.0 billion of 1.78% notes. These notes mature in May 2011 and were designated as a hedge of our net investment in Seiyu. Concurrent with the sale of these notes, we repaid the ¥50.0 billion bridge loan.

Prior to entering into the ¥50.0 billion bridge loan, we paid $25 million to settle a receive fixed-rate, pay fixed-rate cross-currency interest rate swap with a notional amount of approximately ¥52.1 billion. This cross-currency interest rate swap was designated as a net investment hedge of our investment in Seiyu.

During the first quarter of fiscal 2007, Seiyu repaid ¥86.5 billion, or approximately $735 million, of debt and issued ¥87.2 billion, or approximately $741 million, of notes. These notes carry varying interest rates ranging from 0.46% to 2.64% and varying maturity dates up to March 2009. The consolidation of Seiyu in the fourth quarter of fiscal 2006 increased long-term debt and commercial paper by approximately $3.4 billion.

The significant property damage experienced by the Company and others during last year’s hurricanes resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and higher priced. Accordingly, the Company did not purchase such insurance for our coverage year beginning on April 1. As a result the Company is fully self-insured for losses that may result from named windstorms.

With the level of named windstorm activity and damage in fiscal 2006 and fiscal 2005, if the Company did not have insurance coverage for named windstorms in those years, our earnings per share would have been negatively impacted by 4 cents and 2 cents, respectively. Based on current forecasts for named windstorm activity in the approaching season, it is likely we will incur losses resulting from named windstorms in fiscal 2007.

Working Capital

Current liabilities exceeded current assets at April 30, 2006 by $8.3 billion, an increase of $3.3 billion from January 31, 2006. The ratio of our current assets to our current liabilities was 0.8 to 1.0, at April 30, 2006, 0.9 to 1.0 at January 31, 2006, and 0.8 to 1.0 at April 30, 2005. The decrease in the ratio from January 31, 2006, to April 30, 2006, is primarily due to an increase in dividends payable, resulting from an annual dividend being declared in the first quarter of fiscal 2007.

Company Stock Repurchase Program and Common Stock Dividends

From time to time, we repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. No shares of our common stock were repurchased under this program in the first quarter of fiscal 2007. During first quarter of fiscal 2006, we repurchased $1.4 billion of shares under this program. At April 30, 2006, approximately $6.1 billion of additional shares may be repurchased under our program.

There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $10.0 billion of our shares under the program. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, the ratio of our debt to our total capitalization, our cost of borrowings and the market price of our common stock.

In March 2006, we announced that we had increased the annual dividend on our common stock by 11.7% to $0.67 per share. The fiscal 2007 dividend is payable in four equal quarterly installments on April 3, June 5, and September 5, 2006 and January 2, 2007 to holders of record on March 17, May 19, August 18 and December 15, 2006, respectively. We have increased our dividend every year since our first declared dividend in March 1974.

Capital Resources

If our operating cash flows are not sufficient to pay the increased dividend and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our current strategy is to maintain a debt to total capitalization ratio averaging 40%. At April 30, 2006, April 30, 2005, and January 31, 2006, the ratio of our debt to our total capitalization was 42%, 41% and 42%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2006 are similar to those disclosed in our Form 10-K for the year ended January 31, 2006.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on page 27 of the Annual Report to Shareholders for the year ended January 31, 2006, that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2006, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we have had investments in certain unconsolidated entities. Because we did not control or manage those entities, our controls and procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 10 to the financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM, USDC, Middle Dist. of FL, 1/23/06; Mendoza v. WM, Superior Ct. of CA, Ventura County, 3/2/04; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Middle Dist. of FL, 1/18/06; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI,11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County,2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, USDC, Northern Dist. of CA, 3/20/06; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Thiebes v. WM, USDC, Dist. of OR, 6/30/98;Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Eastern Dist. of NY, 1/5/06; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

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

The Company cannot estimate the possible loss or range of loss which may arise from these matters.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2006, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

            The risk factor titled“Natural disasters and geo-political events costs could adversely affect our financial performance.” in our Annual Report on Form 10-K for the year ended January 31, 2006, is amended in its entirety to read as follows.

Natural disasters and geo-political events costs could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located and attacks disrupting transportation systems, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores within a country in which we are operating and the reduction in the availability of products in our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

The significant property damage experienced by the Company and others during last year’s hurricanes resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and higher priced. Accordingly, the Company did not purchase such insurance for our coverage year beginning on April 1, 2006. As a result the Company is fully self-insured for losses that may result from named windstorms.

Based on current forecasts for named windstorm activity in the approaching season, it is likely we will incur losses resulting from named windstorms in fiscal 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We did not purchase any shares of our common stock under our share repurchase program during the quarter ended April 30, 2006. At April 30, 2006, $6.1 billion of shares may be repurchased under our program. A nominal amount of shares were repurchased from employees during the first quarter of fiscal 2007 to satisfy the exercise price and tax withholding of certain stock option exercises.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 9 to our financial statements regarding the forecasted full year tax rate for our fiscal 2007, statements in Note 11 to our financial statements regarding the sale of our South Korean retail business and statements under the caption “Acquisitions and Divestiture,” the subcaption “Wal-Mart Stores Segment” under the caption “Results of Operations” and under the caption “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above with respect to the sale of our South Korean retail business, the higher maintenance expenses in connection with our remodeling program, potential impact of fuel, utility costs and new associate benefits on our results of operations, our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “forecast,” “fluctuate,” “could result in,” “expects,” “anticipate,” “will place,” “may be different” and “plan.” These forward-looking statements are subject to risks, uncertainties and other factors, including, changes in utility costs, including fuel price movements, increases in facility maintenance expenses, increases in cost of employee benefits, interest rate fluctuations, other capital market conditions, and other factors and risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2006. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.
Exhibit 12*	Ratio of Earnings to Fixed Charges
Exhibit 31.1*	Chief Executive Officer Section 302 Certification
Exhibit 31.2*	Chief Financial Officer Section 302 Certification
Exhibit 32.1**	Chief Executive Officer Section 906 Certification
Exhibit 32.2**	Chief Financial Officer Section 906 Certification
Exhibit 99	All information incorporated by reference in Part I, Item 3, of this Quarterly Report on Form 10-Q from the Annual Report on Form 10-K of the Company for the year ended January 31, 2006.

*    Filed herewith as an Exhibit.
**     Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 2, 2006	By:	/s/ H. Lee Scott, Jr.
President and Chief Executive Officer

Date: June 2, 2006	By:	/s/ Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: June 2, 2006	By:	/s/ Charles M. Holley, Jr.
Senior Vice President, Finance (Principal Accounting Officer)