Form 10-Q
period 2006-07-31
WAL MART STORES INC
filed 2006-08-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2006.

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

Large Accelerated Filer ☒  Accelerated Filer མ  Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value - 4,169,031,858 shares as of August 25, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Net sales	$84,524	$75,932	$163,359	$145,931
Other income, net	906	765	1,746	1,521
	85,430	76,697	165,105	147,452
Costs and expenses:
Cost of sales	64,585	58,089	124,822	111,942
Operating, selling, general and administrative expenses	15,741	13,878	30,683	26,788
Operating income	5,104	4,730	9,600	8,722
Interest:
Debt	387	303	754	500
Capital leases	69	61	137	113
Interest income	(63)	(58)	(131)	(108)
Interest, net	393	306	760	505
Income from continuing operations before income taxes and minority interest	4,711	4,424	8,840	8,217
Provision for income taxes	1,636	1,503	3,025	2,716
Income from continuing operations before minority interest	3,075	2,921	5,815	5,501
Minority interest	(91)	(68)	(170)	(136)
Income from continuing operations	2,984	2,853	5,645	5,365
Discontinued operations	(901)	(48)	(947)	(99)
Net income	$2,083	$2,805	$4,698	$5,266

Basic and diluted net income per common share:
Basic and diluted income per share from continuing operations	$0.72	$0.68	$1.35	$1.28
Basic and diluted loss per share from discontinued operations	(0.22)	(0.01)	(0.22)	(0.03)
Basic and diluted net income per share	$0.50	$0.67	$1.13	$1.25

Weighted-average number of common shares:
Basic	4,168	4,175	4,167	4,201
Diluted	4,172	4,180	4,171	4,206

Dividends declared per common share	—	—	$0.67	$0.60

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	July 31, 2006	July 31, 2005	January 31, 2006
ASSETS
Cash and cash equivalents	$6,386	$5,452	$6,193
Receivables	2,522	1,596	2,575
Inventories	32,087	30,611	31,910
Prepaid expenses and other	3,307	2,006	2,468
Current assets of discontinued operations	1,870	728	679
Total current assets	46,172	40,393	43,825

Property, plant and equipment, at cost	103,121	87,173	95,537
Less accumulated depreciation	(23,198)	(19,854)	(20,937)
Property, plant and equipment, net	79,923	67,319	74,600

Property under capital leases, net	3,259	2,873	3,265
Goodwill	13,269	10,324	12,097
Other assets and deferred charges	2,165	1,944	2,516
Non-current assets of discontinued operations	—	1,912	1,884
Total assets	$144,788	$124,765	$138,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$6,072	$9,054	$3,754
Accounts payable	26,023	22,360	25,101
Dividends payable	1,305	1,268	—
Accrued liabilities	13,028	11,693	13,274
Accrued income taxes	700	1,021	1,340
Long-term debt due within one year	6,235	3,080	4,595
Obligations under capital leases due within one year	196	223	284
Current liabilities of discontinued operations	580	465	477
Total current liabilities	54,139	49,164	48,825

Long-term debt	24,099	20,209	26,429
Long-term obligations under capital leases	3,883	3,417	3,667
Non-current liabilities of discontinued operations	—	136	129
Deferred income taxes and other	4,741	2,739	4,501
Minority interest	1,554	1,379	1,465

Commitments and contingencies

Common stock and capital in excess of par value	3,165	2,874	3,013
Retained earnings	51,091	43,122	49,105
Other accumulated comprehensive income	2,116	1,725	1,053
Total shareholders’ equity	56,372	47,721	53,171
Total liabilities and shareholders’ equity	$144,788	$124,765	$138,187

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)
	Six Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$5,645	$5,365
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,642	2,285
Other	(443)	(193)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	134	50
Decrease (increase) in inventories	134	(1,118)
Increase in accounts payable	224	795
Decrease in accrued liabilities	(1,030)	(545)
Net cash provided by operating activities of continuing operations	7,306	6,639
Net cash used in operating activities of discontinued operations	(46)	(171)
Net cash provided by operations	7,260	6,468

Cash flows from investing activities:
Payments for property, plant and equipment	(6,812)	(6,455)
Disposal of assets	94	372
Investment in international operations	(68)	—
Other investing activities	(18)	(85)
Net cash used in investing activities of continuing operations	(6,804)	(6,168)
Net cash provided by investing activities of discontinued operations	45	37
Net cash used in investing activities	(6,759)	(6,131)

Cash flows from financing activities:
Increase in commercial paper	2,297	5,242
Proceeds from issuance of long-term debt	1,932	2,000
Dividends paid	(1,408)	(1,262)
Payment of long-term debt	(2,797)	(2,041)
Purchase of Company stock	—	(3,580)
Other financing activities	(393)	(422)
Net cash used in financing activities	(369)	(63)

Effect of exchange rates on cash	71	(89)
Net increase in cash and cash equivalents	203	185
Cash and cash equivalents at beginning of year (1)	6,414	5,488
Cash and cash equivalents at end of period (2)	$6,617	$5,673

Supplemental disclosure of cash flow information:
Income taxes paid	$3,332	$3,337
Interest paid	$965	$630

(1)	Includes cash and cash equivalents of discontinued operations of $221 and $383 at January 31, 2006 and January 31, 2005, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $231 and $221 at July 31, 2006 and July 31, 2005, respectively.

See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of income and condensed consolidated statements of cash flows for the three and six-month periods ended July 31, 2006 and 2005, are unaudited. The condensed consolidated balance sheet as of January 31, 2006, is derived from the audited financial statements at that date.

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

NOTE 2. Net Income Per Share

Basic net income per share is based on the weighted-average outstanding common shares. Diluted net income per share is based on the weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants amounting to a collective weighted-average of 4 million and 5 million shares for the quarters and six months ended July 31, 2006 and 2005, respectively. Approximately 61 million and 59 million share options that were outstanding at July 31, 2006 and 2005, respectively, were not included in the diluted net income per common share calculation because their effect would be antidilutive as the underlying option price and unrecognized compensation expense, if any, exceeded the average market price of the Company’s common stock for the period.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s store merchandise inventories. SAM’S CLUB merchandise and merchandise in our domestic distribution centers are valued based on the weighted average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At July 31, 2006 and 2005 and at January 31, 2006, the Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Discontinued Operations

     During the second quarter of fiscal 2007, the Company entered into definitive agreements to dispose of our operations in South Korea and Germany, which were included in our international segment. Consequently, the amounts related to these operations and our provision for the loss on the disposition of our German operations are presented as discontinued operations in our consolidated statements of income and our condensed consolidated statement of cash flows, and the asset groups to be disposed are reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for all years presented.

         In May 2006, the Company announced the sale of its retail business in South Korea, which operates 16 stores, to Shinsegae Co., Ltd., for Won 825 billion, subject to certain closing adjustments. This transaction is subject to approval by the Korea Fair Trade Commission and approval is expected within the next twelve months. The Company has estimated the pre-tax gain from the sale transaction to be approximately $100 to $200 million, which is subject to further analysis of the investment basis and foreign currency translation gains; determination of the fair value of the reporting unit; and subject to any closing adjustments or indemnification obligations. The estimated gain from the sale is based on the August 29, 2006 South Korean Won to U.S. dollar exchange rate of 961.10 Won per dollar and is subject to fluctuations up to the closing date of the transaction. Accordingly, any resulting gain, which will be recorded upon consummation of the transaction, may be different than the above described amount.

In July 2006, the Company agreed to sell its German operations, which operates 85 stores, to Metro AG. Based on the terms of the sale agreement, the Company recorded a loss of $863 million during the second quarter. The amount of the loss on the transaction could increase based on the resolution of any closing adjustments or indemnification obligations. In the event there are any additional charges associated with this divestiture, we will record and report such amounts through discontinued operations in future periods. This transaction is subject to approval by European competition authorities and approval is expected within the next twelve months. Furthermore, the realization of any tax benefit generated by the loss will depend upon the characterization of post-closing matters, the final determination of the tax basis and the timing of potential future capital gains.

Included in discontinued operations as presented in the Company’s consolidated statements of income are net sales and net losses from our South Korean and German operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales	$842	$878	$1,621	$1,787
Net losses	(38)	(48)	(84)	(99)

NOTE 5. Acquisitions

During December 2005, the Company purchased an additional interest in The Seiyu, Ltd. (“Seiyu”), for approximately $570 million, bringing the Company’s total investment in Seiyu, including adjustments arising from the equity method of accounting, to $1.2 billion. Seiyu is a retailer in Japan, which operates 398 stores selling apparel, general merchandise, food and certain services. Following this additional purchase, the Company owned approximately 53.3% of Seiyu common shares. Beginning on the date of the controlling interest purchase, the Company began consolidating Seiyu as a majority-owned subsidiary using a December 31 fiscal year-end. Seiyu’s results of operations were not material to the Company. As a result of the initial consolidation of Seiyu, total assets and liabilities of $6.7 billion and $5.6 billion, respectively, were recorded in our condensed consolidated financial statements. Goodwill recorded in the consolidation amounted to approximately $1.5 billion. The amount of assets and liabilities recorded in the consolidation of Seiyu are preliminary estimates made by management and will be finalized upon completion of the valuation of tangible and intangible assets and liabilities.

The minority interest in Seiyu is represented, in part, by shares of Seiyu’s preferred stock that are convertible into shares of Seiyu common stock. If the minority holder of Seiyu’s preferred stock proposes to sell or convert its shares of preferred stock, the Company has the right to purchase those shares at a predetermined price. In June 2006, the Company purchased certain of the minority holders’ Seiyu preferred shares for approximately $45 million. None of the Seiyu preferred shares owned by the Company, including the preferred shares purchased in June, have been converted into Seiyu common shares. If converted, the Company would own approximately 55.3% of Seiyu’s common shares.

Through a warrant exercisable through December 2007, the Company can contribute approximately ¥154.6 billion, or $1.3 billion at a July 31, 2006, exchange rate of 114.67 yen per dollar, for approximately 539 million additional common shares of Seiyu stock. If the warrant is exercised, the Company would own approximately 71% of the common shares of Seiyu. These calculations assume no conversion of Seiyu’s preferred stock into common shares and no other issuances of Seiyu common shares.

In December 2005, the Company completed the purchase of Sonae Distribuição Brasil S.A. (“Sonae”), a retail operation in Southern Brazil consisting of 139 hypermarkets, supermarkets and warehouse units. The purchase price was approximately $720 million including transaction costs. Assets recorded in the acquisition of Sonae were $1.3 billion and liabilities assumed were $566 million. As a result of the Sonae acquisition, we recorded goodwill of $305 million and other identifiable intangible assets of $89 million. Sonae’s results of operations, which were not material to the Company, are included in our condensed consolidated financial statements following the date of acquisition using a December 31 fiscal year-end.

In September 2005, the Company acquired a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer with more than 360 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The purchase price was approximately $318 million, including transaction costs. In fiscal 2006, the Company accounted for its investment in CARHCO under the equity method. Concurrent with the purchase of the investment in CARHCO, the Company entered into an agreement to purchase an additional 17.7% of CARHCO in the first quarter of fiscal 2007 and an option agreement that will allow the Company to purchase up to an additional 24% beginning in September 2010 from the shareholders of CARHCO. To the extent that the Company does not exercise its option to purchase the additional 24% of CARHCO, the minority shareholders will have certain put rights that could require the Company to purchase the additional 24% after September 2012.

In February 2006, the Company purchased the additional 17.7% of CARHCO for a purchase price of approximately $212 million. Following this purchase, the Company began consolidating CARHCO as a majority-owned subsidiary using a December 31 fiscal year-end. CARHCO’s results of operations were not material to the Company. As a result of the consolidation of CARHCO, total assets and liabilities of $1.3 billion and $576 million, respectively, were recorded in our condensed consolidated financial statements. Goodwill and identifiable intangible assets recorded in the consolidation amounted to approximately $412 million and $97 million, respectively.

NOTE 6. Long-term Debt

During the first half of fiscal 2007, Wal-Mart Stores, Inc., repaid $2.8 billion of debt. Additionally, during March 2006, the Company borrowed ¥50.0 billion under a short-term bridge loan. The bridge loan matured in June 2006. In May 2006, we refinanced the bridge loan through the sale in an underwritten public offering of ¥50.0 billion of our 1.78% notes that are due in 2011. Those notes are designated as a hedge of our net investment in Seiyu.

Prior to entering into the ¥50.0 billion bridge loan, the Company paid $25 million to settle a receive fixed-rate, pay fixed-rate cross-currency interest rate swap with a notional amount of approximately ¥52.1 billion. This cross-currency interest rate swap was designated as a net investment hedge of our investment in Seiyu.

        During the first half of fiscal 2007, Seiyu repaid ¥113.7 billion, or approximately $993 million, of debt and issued ¥110.5 billion, or approximately $965 million, of its notes. The notes issued carry varying interest rates ranging from 0.73% to 2.45% and varying maturity dates up to March 2009. The Company has not guaranteed repayment of any such Seiyu notes.

NOTE 7. Segments

The Company and its subsidiaries are principally engaged in the continuing operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom, through joint ventures in China, and through a majority-owned subsidiary in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua, a majority-owned subsidiary in Japan and a majority-owned subsidiary in Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

The Wal-Mart Stores segment includes the Company’s supercenters, discount stores and Neighborhood Markets in the United States as well as Walmart.com. The SAM’S CLUB segment includes the warehouse membership Clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations outside of the United States. The amounts under the caption “Other” in the second table below are unallocated corporate overhead, including our real estate operations in the United States. For the periods prior to the Company’s majority ownership of Seiyu and CARHCO, the Company’s portion of the results of our unconsolidated minority interest in those entities was also included under the caption “Other.”

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest. Information on segments and the reconciliation to income from continuing operations before income taxes and minority interest appears in the following tables.

Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Wal-Mart Stores	$55,389	$51,809	$107,888	$99,449
SAM’S CLUB	10,472	9,969	20,247	19,124
International	18,663	14,154	35,224	27,358
Total net sales	$84,524	$75,932	$163,359	$145,931

Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Wal-Mart Stores	$4,159	$3,992	$8,141	$7,298
SAM’S CLUB	402	371	720	666
International	997	799	1,751	1,516
Other	(454)	(432)	(1,012)	(758)
Operating income	5,104	4,730	9,600	8,722
Interest expense, net	393	306	760	505
Income from continuing operations before income taxes and minority interest interest and discontinued operations	$4,711	$4,424	$8,840	$8,217

Goodwill is recorded on the balance sheet in the operating segments as follows (in millions):

	July 31, 2006	July 31, 2005	January 31, 2006
International	$12,964	$10,019	$11,792
SAM’S CLUB	305	305	305
Total goodwill	$13,269	$10,324	$12,097

The change in the International segment’s goodwill since the second quarter of fiscal 2006 is primarily the result of the acquisitions and consolidation of Seiyu, Sonae and CARHCO and foreign exchange rate fluctuations.

NOTE 8. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting adjustments. Comprehensive income was $3.0 billion and $2.3 billion for the three months ended July 31, 2006 and 2005, respectively, and $5.8 billion and $4.3 billion for the six months ended July 31, 2006 and 2005, respectively.

NOTE 9. Common Stock Dividends

During the first quarter of fiscal 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.67 per share. The annual dividend will be paid in four equal quarterly installments on April 3, June 5, and September 5, 2006, and January 2, 2007 to holders of record on March 17, May 19, August 18 and December 15, 2006, respectively. A $0.60 per share annual dividend was declared in the first quarter of fiscal 2006 and paid in four equal quarterly installments.

NOTE 10. Income Taxes

The Company’s fiscal 2007 second quarter effective tax rate was 34.7%. The Company expects the fiscal 2007 annual effective tax rate to be between 34% and 35%. Significant factors that could impact the annual effective tax rate include changes in management’s assessment of the outcome of certain tax matters, Work Opportunity Tax Credit renewal legislation and the composition of taxable income between domestic and international operations.

    In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

NOTE 11. Contingencies

The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in eleven of these cases; has been granted in whole or in part in eight of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another five such cases, certification was denied and the case was then dismissed, and in one additional such case, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits.

One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A jury trial on the plaintiffs' claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. Following a bench trial in June, the judge indicated that he will allow some, but not all, of the injunctive relief sought by the plaintiffs. The Company believes it has substantial defenses to the claims at issue, and intends to challenge the trial court proceedings on appeal.

Another of the class-action lawsuits described above, Braun/Hummel v. Wal-Mart Stores, is scheduled for jury trial beginning on September 5, 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. The plaintiffs are seeking approximately $120 million in back pay, statutory penalties in the amount of approximately $84 million, interest, and attorneys' fees. The Company believes it has substantial factual and legal defenses to the allegations at issue and is not able to reasonably estimate the possible loss or range of loss which may result from this lawsuit.

Another of the class-action lawsuits described above, Salvas v. Wal-Mart Stores, is scheduled to go to trial on October 2, 2006, before a jury in Cambridge, Massachusetts. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. The plaintiffs are seeking approximately $90 million in back pay, statutory treble damages, interest and attorneys' fees. The Company believes it has substantial factual and legal defenses to the allegations at issue and is not able to reasonably estimate the possible loss or range of loss which may result from this lawsuit.

A putative class action is pending in California challenging the methodology of payments made under various associate incentive bonus plans, and a second putative class action in California asserts that the Company has omitted to include bonus payments in calculating associates' regular rate of pay for purposes of determining overtime. As to the first case ( Cruz v. Wal-Mart Stores, Inc. ), the Company cannot reasonably estimate the possible loss or range of loss which may arise. The parties have entered into an agreement to settle the second case ( Fries v. Wal-Mart Stores, Inc. ), which has been approved by the court. The amount to be paid by Wal-Mart under the settlement will not have a material impact on the Company's financial condition or results of operations.

The Company is currently a defendant in five putative class actions brought on behalf of salaried managers who challenge their exempt status under state and federal laws, which are pending in California, Michigan, New Mexico and Tennessee. Conditional certification for notice purposes under the FLSA has been granted in one of these cases ( Comer v. Wal-Mart Stores, Inc. ). In another, class certification has been denied ( Sepulveda v. Wal-Mart Stores, Inc. ). The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits.

The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company's retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. Following a hearing on class certification on September 24, 2003, on June 21, 2004, the District Court issued an order granting in part and denying in part the plaintiffs' motion for class certification. The class, which was certified by the District Court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female associates.

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

The Company is a defendant in Mauldin v. Wal-Mart Stores, Inc., a class-action lawsuit that was filed on October 16, 2001, in the United States District Court for the Northern District of Georgia, Atlanta Division. The class was certified on August 23, 2002. On September 30, 2003, the court denied the Company's motion to reconsider that ruling. The class is composed of female Wal-Mart associates who were participants in the Associates Health and Welfare Plan at any time from March 8, 2001, to the present and who were using prescription contraceptives. The class seeks amendment of the Plan to include coverage for prescription contraceptives, back pay for all members in the form of reimbursement of the cost of prescription contraceptives, pre-judgment interest and attorneys' fees. The complaint alleges that the Company's Health Plan violates Title VII's prohibition against gender discrimination in that the Health Plan's Reproductive Systems provision does not provide coverage for prescription contraceptives. The Company cannot reasonably estimate the possible loss or range of loss which may arise from this litigation.

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

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney's Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, and the Hazardous Materials Transportation Statute. This U.S. Attorney's Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company's stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. The Company cannot reasonably estimate the possible loss or range of loss which may arise from this matter.

Additionally, the U.S. Attorney's Office in the Northern District of California has initiated its own investigation regarding the Company's handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company's distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney's Office for documents and administrative interrogatories requesting information, among other things, regarding the Company's handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. The Company is cooperating fully with the respective authorities. The Company cannot reasonably estimate the possible loss or range of loss which may arise from this matter.

NOTE 12. Subsequent Event

   On August 10, 2006, the Company sold $1.0 billion of its money market puttable reset securities due 2026 in a Rule 144A offering. In return for a put option on the notes, the Company received a premium causing the initial effective interest rate on the notes to be 4.11% for the first year term. The initial stated interest rate on these notes is 5.502% per annum. The interest rate on these notes will be reset on July 15 of each year through 2025 and these notes are structured to be remarketed in connection with the annual reset of the interest rate. If, for any reason, the remarketing of the notes does not occur at the time of any interest rate reset, the holders of the notes must sell, and the Company must repurchase, the notes at par.

NOTE 13. Recent Accounting Pronouncements

  The Financial Accounting Standards Board’s Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued July 2006. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements. The interpretation will be effective for the Company beginning the first quarter of its fiscal year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our financial statements as of January 31, 2006, and for the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2006, which is included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2006.

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

    Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparative store sales. Segment operating income refers to income from continuing operations before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead or the results of discontinued operations. Comparative store sales or “comp sales” is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. Sales for stores are included in comparative store sales in the thirteenth month following their grand opening, expansion or relocation. Comparative store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparative store sales varies across the retail industry. As a result, our calculation of comparative store sales is not necessarily comparable to similarly titled measures reported by other companies.

Key Items in the Second Quarter

Significant financial items related to the second quarter of fiscal 2007 include:

  Net sales for the second quarter of fiscal 2007 increased 11.3% to $84.5 billion from $75.9 billion in the second quarter of fiscal 2006.
  Comparative store sales in the United States increased 1.8% for the quarter ended July 31, 2006. Comparative store sales at our Wal-Mart Stores segment increased 1.5% for the second quarter of fiscal 2007, while SAM’S CLUB’s comparative store sales for the second quarter of fiscal 2007 increased 3.6%, including 1.0 percentage point from the impact of fuel sales.
  Net sales at our International segment increased 31.9% when compared with the second quarter of fiscal 2006. Fiscal 2007 sales in the International segment include sales from the consolidation of Seiyu, Ltd. (“Seiyu”) and Central American Retail Holding Company (“CARHCO”) and the acquisition of Sonae Distribuição Brasil S.A. (“Sonae”). These entities contributed 19.2 percentage points to the increase in the International segment net sales.
  Total assets increased 16.0% to $144.8 billion at July 31, 2006 when compared to July 31, 2005. During the second quarter of fiscal 2007, we made $6.8 billion of capital expenditures.
  At July 31, 2006, consolidated inventories were $32.1 billion, slightly higher than January 31, 2006 inventories. Despite increases in inventory resulting from acquisitions, our internal goal of growing inventory at a rate less than half the growth rate of sales was met for the first half of fiscal 2007. Additionally, our inventory management initiatives contributed to an increase in cash provided by operating activities of continuing operations, which was $7.3 billion in the first six-month period of fiscal 2007, a 10.0% increase over same prior year period.
  The Company entered into an agreement to sell its German operations, including 85 stores, to Metro AG and sell its South Korean operations of 16 stores to Shinsegae Co., Ltd. Both transactions are subject to local anti-trust review and will close only after regulatory approval. Each operation to be sold is now accounted for as a discontinued operation in our condensed consolidated financial statements. For further details of these transactions see Note 4 to our condensed consolidated financial statements.

Acquisitions and Discontinued Operations

   As discussed in Notes 4 and 5 to our condensed consolidated financial statements, the Company has acquired or increased its ownership in several entities and entered into agreements to sell its operations in South Korea and Germany since the second quarter of fiscal 2006. As a result, operations for Seiyu, Sonae and CARHCO are now consolidated as majority-owned subsidiaries using December 31 fiscal year-ends. In addition, the operations in South Korea and Germany are now reported as discontinued operations. See Notes 4 and 5 to our condensed consolidated financial statements for further information on these transactions.

Results of Operations

    The following discussion of our Results of Operations is based on our continuing operations and excludes any discussion of our discontinued operations of South Korea and Germany.

Quarter ended July 31, 2006

The Company and each of its operating segments had net sales for the quarters ended July 31, 2006 and 2005 as follows (dollars in millions):

	Quarter ended July 31, 2006		Quarter ended July 31, 2005
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$55,389	65.5%	$51,809	68.2%	6.9%
SAM’S CLUB	10,472	12.4%	9,969	13.1%	5.0%
International	18,663	22.1%	14,154	18.7%	31.9%
Total net sales	$84,524	100.0%	$75,932	100.0%	11.3%

The increase in our net sales for the quarter ended July 31, 2006 resulted primarily from our expansion programs, acquisition activity, and a comparative store sales increase of 1.8% in the United States.

The increase in the International segment’s net sales as a percentage of total net sales is largely due to the acquisitions of Seiyu, CARHCO and Sonae. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the SAM’S CLUB segment. The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower positive comparative store sales for the second quarter of fiscal 2007 as compared to the prior year period and due to the significant increase in the International segment’s net sales.

Our total gross profit as a percentage of sales (our “gross margin”) increased from 23.5% in the second quarter of fiscal 2006 to 23.6% during the second quarter of fiscal 2007. The increase is primarily due to the positive gross margin growth of the International segment along with the increase in the International segment’s net sales in relation to the other segments’ net sales. These positive factors of the International segment are offset almost entirely by the slight decrease in the Wal-Mart Stores segment’s gross margin.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 18.6% for the second quarter of fiscal 2007, up from 18.3% in the corresponding period in fiscal 2006. The increase of operating expenses as a percentage of net sales was primarily due to the impact of the acquisitions and consolidations of Seiyu, CARHCO and Sonae, the higher utility costs of all segments, and higher maintenance and repair expenses of the Wal-Mart Stores segment.

Other income, net, in the second quarter of fiscal 2007 increased from the second quarter of fiscal 2006. The increase was due to other income from the newly consolidated operations of the Seiyu and Sonae acquisitions, the continued growth in our financial services area, which includes money transfer, money order and payroll check cashing services, and increases in our SAM’S CLUB membership fee revenues.

Interest, net, increased as a percentage of net sales in the second quarter of fiscal 2007 when compared with the second quarter of fiscal 2006 largely due to higher borrowing levels in fiscal 2007 and the impact of rising interest rates on our floating rate debt and commercial paper. Our higher borrowing levels were mainly impacted by the acquisitions and consolidations of Seiyu, CARHCO and Sonae.

Our effective income tax rate from continuing operations for the second quarter of fiscal 2007 was 34.7% which compares with 34.0% in the second quarter of fiscal 2006. The effective tax rate for the second quarter of fiscal 2006 was lower than the current year period primarily due to the favorable resolution of certain tax matters in the prior year period.

    Income from continuing operations for the quarter ended July 31, 2006 increased 4.6% over the quarter ended July 31, 2005, largely as a result of a 7.9% increase in operating income, offset in part by the increase in our effective tax rate for the second quarter of fiscal 2007.

Six months ended July 31, 2006

The Company and each of its operating segments had net sales for the six months ended July 31, 2006 and 2005 as follows (in millions):

	Six months ended July 31, 2006		Six months ended July 31, 2005
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$107,888	66.0%	$99,449	68.2%	8.5%
SAM’S CLUB	20,247	12.4%	19,124	13.1%	5.9%
International	35,224	21.6%	27,358	18.7%	28.8%
Total net sales	$163,359	100.0%	$145,931	100.0%	11.9%

The increase in our net sales for the six months ended July 31, 2006 resulted from our domestic and international expansion programs and a comparative store sales increase of 2.8% in the United States.

    The increase in the International segment’s net sales as a percentage of total net sales was largely due to the acquisitions of Seiyu, CARHCO and Sonae. Additionally, the decrease in the SAM’S CLUB segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the SAM’S CLUB segment. The decrease in the Wal-Mart Stores segment’s net sales as a percentage of total net sales was due to lower positive comparative store sales in the first six months of fiscal 2007 when compared to the six months ended July 31, 2005 and the increase in the International segment’s net sales.

Gross margin increased from 23.3% in the first half of fiscal 2006 to 23.6% during the first half of fiscal 2007. The increase is primarily due to the positive gross margin growth of the International segment along with the increase in the International segment’s net sales in relation to the other segments’ net sales.

Operating expenses as a percentage of net sales were 18.8% for the first half of fiscal 2007, up from 18.4% in the corresponding period in fiscal 2006. The increase of operating expenses as a percentage of net sales was primarily due to the impact of the acquisitions and consolidations of Seiyu, CARHCO and Sonae, the higher utility costs of all segments, and higher maintenance and repair expenses of the Wal-Mart Stores segment.

Other income, net, in the first half of fiscal 2007 increased from the first half of fiscal 2006. The increase was due to other income from the newly consolidated operations of the Seiyu and Sonae acquisitions, the continued growth in our financial services area and increases in our SAM’S CLUB membership fee revenues.

Interest, net, as a percentage of net sales increased by 0.2 percentage points in the first half of fiscal 2007 when compared with the first half of fiscal 2006. Interest on debt increased from the first half of fiscal 2006 due to a higher level of borrowings in fiscal 2007 and the impact of rising interest rates on our floating rate debt and commercial paper. Our higher borrowing levels were mainly impacted by the acquisitions and consolidations of Seiyu, CARHCO and Sonae.

Our effective income tax rate for the six months ended July 31, 2006, was 34.2% which compares with 33.1% in the six months ended July 31, 2005. The effective tax rate from continuing operations for the first half of fiscal 2006 included the favorable resolution of certain tax matters.

 Income from continuing operations for the six months ended July 31, 2006, increased 5.2% over the six months ended July 31, 2005, largely as a result of a 10.1% increase in operating income from the prior year period. Income from continuing operations in the six months ended July 31, 2005, had been positively impacted by the $145 million after-tax favorable impact of positive legal developments and tax resolutions recorded in that period.

Wal-Mart Stores Segment

Quarter ended July 31, 2006

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2006	$55,389	6.9%	$4,159	4.2%	7.5%
2005	$51,809	10.4%	$3,992	8.3%	7.7%

The second quarter fiscal 2007 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and sales increases in comparable stores. Expansion since July 31, 2005, has consisted of the opening of 20 discount stores, 15 Neighborhood Markets and 112 supercenters. Additionally, 149 supercenters have been expanded, relocated or converted from existing discount stores since July 31, 2005. The comparative store sales increase for the segment was 1.5% for the second quarter of fiscal 2007.

Segment operating income as a percentage of segment net sales declined slightly due to a 0.1 percentage point decrease in gross margin and a 0.1 percentage point increase in operating expenses as a percentage of segment net sales. While our initial margin on general merchandise in the second quarter of fiscal 2007 improved over that for the second quarter of fiscal 2006 and our inventory reduction programs produced an improvement in markdown activity, the decrease in gross margin occurred primarily due to increased transportation costs resulting from higher fuel prices and the impact of sales in the food division increasing at a faster rate than sales in our general merchandise and specialty divisions. Gross margin was also negatively impacted by accruals for inventory valuation in the second quarter of fiscal 2007. Supercenter food sales grew over 12% for the quarter and supercenter food comparative store sales were above the overall segment comparative store sales growth rate. Food division segment net sales generate lower gross margins than general merchandise or specialty division sales causing negative pressure on the segment’s overall gross margin, when they grow at a faster rate than other product divisions of the business. Our specialty division includes portions of the business that require specific product knowledge or individualized service, such as our pharmacies and vision centers. Operating expenses as a percentage of segment net sales increased primarily as a result of higher utility costs and maintenance and repair expenses.

We anticipate the segment’s merchandising efforts will continue to have a favorable impact on its initial margins, however, we also anticipate that higher fuel costs will continue to exert pressure on the gross margin in the Wal-Mart Stores segment. We also expect that the higher costs of utilities and the costs associated with the segment’s ongoing store remodel program will continue to impact the segment's operating expenses. Furthermore, we anticipate that the impact of higher fuel costs on the consumer’s monthly budget will continue to place pressure on the Wal-Mart Stores segment's net sales.

Six months ended July 31, 2006

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$107,888	8.5%	$8,141	11.6%	7.5%
2005	$99,449	9.9%	$7,298	7.2%	7.3%

         The sales increase for the six months ended July 31, 2006, for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment and a 2.6% comparative store sales increase.

                 Segment operating income as a percentage of segment net sales increased primarily due to an increase in gross margin, slightly offset by a small increase in operating expenses as a percentage of segment net sales. Gross margin for the first half of fiscal 2007 increased despite the impact of rising transportation costs and an increase in food division sales as a percent of total segment net sales. Operating expenses as a percentage of segment net sales increased slightly as a result of higher utility and maintenance and repair costs. Operating expenses as a percentage of segment net sales was positively impacted by improved associate payroll expenses due to better matching of associate scheduling to customer shopping patterns.

We continue to expect that higher utility costs and new associate benefit programs will place continued pressure on our Wal-Mart Stores segment’s operating expenses.

SAM’S CLUB Segment

Quarter ended July 31, 2006

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2006	$10,472	5.0%	$402	8.4%	3.8%
2005	$9,969	5.9%	$371	5.4%	3.7%

The SAM’S CLUB segment net sales increase for the second quarter of fiscal 2007 resulted from the growth in comparative Club sales and continued expansion activities since July 31, 2005, which resulted in the opening of 14 new Clubs and the relocation or expansion of 19 existing Clubs. Fiscal 2007 second quarter comparative Club sales increased 3.6%. Fuel sales contributed 1.0 percentage point to the SAM’S CLUB comparative Club sales increase.

The increase in segment operating income as a percentage of segment net sales for the second quarter of fiscal 2007, which grew faster than segment net sales for the quarter, resulted primarily from an improvement in gross margin and increased membership fee revenue, partially offset by higher operating expenses. The increase in gross margin was primarily due to beneficial sales mix and improved inventory management. Operating expenses as a percentage of segment net sales increased slightly, in part due to higher utility costs.

Six months ended July 31, 2006

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$20,247	5.9%	$720	8.1%	3.6%
2005	$19,124	5.9%	$666	7.6%	3.5%

The SAM’S CLUB segment net sales increase for the first half of fiscal 2007 resulted from the growth in comparative Club sales and continued expansion activities since July 31, 2005. The comparative Club sales increase for the first half of fiscal 2007 was 4.2%, including a 0.8 percentage point contribution from fuel sales.

The SAM’S CLUB segment continued its trend of growing segment operating income faster than segment net sales for the first half of fiscal 2007. The increase in segment operating income as a percentage of segment net sales for the first six months of fiscal 2007 resulted primarily from an improvement in gross margin and a slight increase in membership fee revenue, partially offset by higher operating expenses. The increase in gross margin was primarily due to beneficial sales mix and improved inventory management. Operating expense for the first half of fiscal 2007 also included an $11 million charge related to the closing of two SAM’S CLUBS on May 1, 2006.

International Segment

Quarter ended July 31, 2006

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2006	$18,663	31.9%	$997	24.8%	5.3%
2005	$14,154	13.3%	$799	-1.0%	5.6%

 International segment net sales for the second quarter of fiscal 2007, when compared to net sales in the same period in fiscal 2006, increased as a result of increased sales at existing units, continued expansion activities within the segment, the acquisition of controlling interests in Seiyu and CARHCO and the acquisition of Sonae. Collectively, Seiyu, CARHCO and Sonae added 913 units to the International segment and contributed 19.2 percentage points to the second quarter increase in the International segment’s net sales. Strong sales increases in Mexico, Brazil, China and Argentina contributed to the remaining increase in sales for the second quarter of fiscal 2007. Exchange rate movements (primarily in the Canadian dollar and Brazilian real, partially offset by the British pound) had a favorable impact of $214 million on segment net sales during the quarter. Expansion in the International segment since July 31, 2005 consisted of the opening of 189 new units, net of closures, and relocation or expansion of 28 units.

    The International segment’s operating income decreased as a percentage of segment net sales from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 as a result of increased operating expenses as a percentage of segment net sales, partially offset by an increase in gross margin. Total International gross margin increased slightly because of the impact of acquisitions. The increase in gross margin from the acquisitions was largely offset by a decline in the United Kingdom’s gross margin due to continued competitive pressures in that market. Operating expenses in the International segment increased as a percentage of segment net sales primarily due to the impact of recent acquisitions and consolidations. Overall, Seiyu, CARHCO and Sonae added 7.7 percentage points to the operating income increase. Additionally, the increase in operating expenses as a percentage of segment net sales reflects higher wages and overall expense leveraging pressures on the current sales growth trends in the United Kingdom, partially offset by the leveraging of fixed expenses in Mexico. Changes in foreign currency rates did not have a significant impact on operating income during the second quarter of fiscal 2007.

    The decline in segment operating income from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 was largely the result of a $36 million charge to restructure our operations in the United Kingdom.

Six months ended July 31, 2006

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$35,224	28.8%	$1,751	15.5%	5.0%
2005	$27,358	13.3%	$1,516	5.9%	5.5%

    International segment net sales for the first half of fiscal 2007, when compared to net sales in the same period in fiscal 2006, increased as a result of increased sales at existing units, continued expansion activities within the segment, the acquisition of controlling interests in Seiyu and CARHCO and the acquisition of Sonae. Collectively, Seiyu, CARHCO and Sonae contributed 17.8 percentage points to the increase in the International segment’s net sales. Strong sales increases in Mexico, Brazil, China and Argentina contributed to the remaining increase in sales for the first half of fiscal 2007. Exchange rate movements (primarily in the Canadian dollar and Brazilian real, partially offset by the British pound) had a favorable impact of $243 million on segment net sales during the first half of fiscal 2007.

The International segment’s operating income as a percentage of segment net sales declined from the first half of fiscal 2006 to the first half of fiscal 2007 due to an increase in operating expenses as a percentage of segment net sales, partially offset by an increase in gross margin. Segment gross margin was up approximately 0.5%, despite a decrease in the United Kingdom’s gross margin. This increase was largely due to the impact of Seiyu, CARHCO and Sonae and improvements in gross margin in Mexico and Canada from improved merchandise mix. The improvement of gross margin was more than offset by an increase in operating expenses as a percentage of segment net sales. The increase in operating expenses as a percentage of the International segment’s net sales was largely due to the impact of the recent acquisitions and consolidations and expense leveraging pressures in the United Kingdom, but was partially offset by the leveraging of fixed expenses in Mexico and Canada. The net impact of changes in foreign currency rates favorably impacted the segment’s operating income by $23 million in the six months ended July 31, 2006.

Liquidity and Capital Resources

Overview

Cash flows from continuing operating activities provide us with a significant source of liquidity. Cash flows provided by continuing operating activities in the six months ended July 31, 2006 were $7.3 billion, compared with $6.6 billion for the six months ended July 31, 2005. The increase in operating cash flow from continuing operations was primarily attributable to our 10.1% increase in operating income and our continued inventory management initiatives in fiscal 2007.

During the first six months of fiscal 2007, we paid dividends of $1.4 billion, made $6.8 billion in capital expenditures for continuing operations, issued $2.3 billion of commercial paper (net of commercial paper repaid in that period) and repaid $2.8 billion of long-term debt.

During March 2006, the Company borrowed ¥50.0 billion under a short-term bridge loan. The bridge loan matured in June 2006 and was designated as a hedge of our net investment in Seiyu. In May 2006, we sold ¥50.0 billion of 1.78% notes. These notes mature in May 2011 and were designated as a hedge of our net investment in Seiyu. Concurrent with the sale of these notes, we repaid the ¥50.0 billion bridge loan.

Prior to entering into the ¥50.0 billion bridge loan, we paid $25 million to settle a receive fixed-rate, pay fixed-rate cross-currency interest rate swap with a notional amount of approximately ¥52.1 billion. This cross-currency interest rate swap was designated as a net investment hedge of our investment in Seiyu.

During the first quarter of fiscal 2007, Seiyu repaid ¥113.7 billion, or approximately $993 million, of debt and issued ¥110.5 billion, or approximately $965 million, of notes. The notes issued carry varying interest rates ranging from 0.73% to 2.45% and varying maturity dates up to March 2009. The consolidation of Seiyu in the fourth quarter of fiscal 2006 increased long-term debt and commercial paper by approximately $3.4 billion.

   The significant property damage experienced by the Company and others during last year’s hurricanes resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and carried higher premiums. Accordingly, the Company did not purchase such insurance for our coverage year beginning on April 1, 2006. As a result the Company is fully self-insured for losses that may result from named windstorms.

With the level of named windstorm activity and damage in fiscal 2006 and 2005, if the Company did not have insurance coverage for named windstorms in those years, our earnings per share would have been negatively impacted by 4 cents and 2 cents, respectively. Based on the original forecasts for named windstorm activity in the current season, it is likely we will incur losses resulting from named windstorms in fiscal 2007; however, as of July 31, 2006, named windstorm activity has been minimal and the Company has not incurred any significant losses this hurricane season.

Working Capital

                Current liabilities exceeded current assets at July 31, 2006 by $8.0 billion, an increase of $3.0 billion from January 31, 2006. The ratio of our current assets to our current liabilities was 0.9 to 1.0, at July 31, 2006, 0.9 to 1.0 at January 31, 2006, and 0.8 to 1.0 at July 31, 2005. The ratio was flat from January 31, 2006 to July 31, 2006 due to our inventory management initiatives for fiscal 2007.

Company Stock Repurchase Program and Common Stock Dividends

    From time to time, we repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. No shares of our common stock were repurchased under this program in the first half of fiscal 2007. During the first half of fiscal 2006, we repurchased $3.6 billion of shares under this program. At July 31, 2006, approximately $6.1 billion of additional shares may be repurchased under our program.

    There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $10.0 billion of our shares under the program. Under the program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our current cash needs, our ratio of debt to total capitalization, our cost of borrowings and the market price of our common stock.

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

Capital Resources

If our operating cash flows are not sufficient to pay increased dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. Our current strategy is to maintain a debt to total capitalization ratio averaging 40%. At July 31, 2006, July 31, 2005, and January 31, 2006, the ratio of our debt to our total capitalization was approximately 42%, 43% and 42%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

            Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2006, are similar to those disclosed in our Form 10-K for the year ended January 31, 2006.

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

    An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

    There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 11 to the financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit's name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM , Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM , 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM , Marion County Superior Ct. IN, 8/17/00; Ballard v. WM, Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM , Superior Ct. of WA, King County, 9/10/01; Basco v. WM , USDC, Eastern Dist. of LA, 9/5/00; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM , 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM , Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM , Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM , 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Curless v. WM , USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM , Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM , Circuit Ct., Jackson County, MO, 8/15/01; Hall v . WM , 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM , State Ct. of Chatham County, GA, 3/28/00; Iliadis v. WM , Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM , Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM , USDC, Dist. of ID, 2/3/06; Kuhlmann v. WM , Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM , Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM , 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM , Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM , USDC, Middle Dist. of FL, 1/23/06; Michell v. WM , USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM , USDC, Southern Dist. of MS, 12/30/02; Moore v. WM , USDC, Middle Dist. of FL, 1/18/06; Moore v. WM, Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM , IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM , Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM , Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Osuna v. WM , Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM , Superior Ct., Chatham County, GA, 2/17/05; Pickett v. WM , Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM , Circuit Ct. for Prince George's County, MD, 7/31/02; Poha v. WM , USDC, Dist. of HI, 11/1/05; Pritchett v. WM , Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM , Circuit Ct., Holmes County, MS, 12/30/02; Romero v. WM , Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM , Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM , Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM , Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM , Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM , Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM , USDC, Northern Dist. of CA, 3/20/06; Smith v. WM , Circuit Ct., Holmes County, MS, 12/31/02; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Thiebes v. WM , USDC, Dist. of OR, 6/30/98; Willey v. WM , Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM , Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM , USDC, Eastern Dist. of NY, 1/5/06; Williams v. WM , USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Wilson v. WM , Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM , Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06 ; Works v. WM , Circuit Ct., Miller County, AR, 5/18/05.

California Labor Code Cases: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03; Fries v. SAM'S and WM, Superior Ct. of CA, Los Angeles County, 6/28/04.

Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 1/27/05; Comer v. WM, USDC, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM, USDC, Dist. of NM, 6/24/04; Salvador v. SAM'S, USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

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

The District Attorney for Orange County, California, has alleged that the Company's store in Foothill Ranch, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged product containing dry granular pesticide on or about January 24, 2005. The parties are currently negotiating toward a resolution of this matter.

The EPA has alleged that the Company and one of its construction contractors have violated the EPA's stormwater regulations at a site in Caguas, Puerto Rico. The Administrative Complaint filed by the agency proposes an administrative penalty in the amount of $157,500. The parties are currently negotiating toward a resolution of this matter.

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney's Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, and the Hazardous Materials Transportation Statute. This U.S. Attorney's Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company's stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. The Company cannot reasonably estimate the possible loss or range of loss which may arise from this matter.

    Additionally, the U.S. Attorney's Office in the Northern District of California has initiated its own investigation regarding the Company's handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company's distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney's Office for documents and administrative interrogatories requesting information, among other things, regarding the Company's handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. The Company is cooperating fully with the respective authorities. The Company cannot reasonably estimate the possible loss or range of loss which may arise from this matter.

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

   The risk factor titled “Natural disasters and geo-political events costs could adversely affect our financial performance” in our Annual Report on Form 10-K for the year ended January 31, 2006, is amended in its entirety by the following text.

Natural disasters and geo-political events costs could adversely affect our financial performance.

   The occurrence of one or more natural disasters, such as hurricanes and earthquakes, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located and attacks disrupting transportation and utility systems, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores within a country in which we are operating and the reduction in the availability of products in our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

   The significant property damage experienced by the Company and others during last year’s hurricanes resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and carried higher premiums. Accordingly, the Company did not purchase such insurance for our coverage year beginning on April 1, 2006. As a result the Company is fully self-insured for losses that may result from named windstorms.

   Based on the original forecasts for named windstorm activity in the current season, it is likely we will incur losses resulting from named windstorms in fiscal 2007, although named windstorm activity has been minimal so far in fiscal 2007.

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

               We did not purchase any shares of our common stock under our share repurchase program during the quarter ended July 31, 2006. At July 31, 2006, approximately $6.1 billion of shares may be repurchased under our program. A nominal amount of shares were repurchased from employees during the first half of fiscal 2007 to satisfy the exercise price and tax withholding of certain stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company’s Annual Shareholders’ Meeting was held on June 2, 2006, in Fayetteville, Arkansas.

Election of Directors

   At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 14, 2006. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions	Broker Non-Votes
Aida M. Alvarez	3,798,137,044	37,921,032	—	—
James W. Breyer	3,801,104,624	34,953,452	—	—
M. Michele Burns	3,799,468,817	36,589,259	—	—
James I. Cash Jr.	3,794,362,775	41,695,301	—	—
Douglas N. Daft	3,799,168,744	36,889,332	—	—
David D. Glass	3,788,486,562	47,571,514	—	—
Roland A. Hernandez	3,749,773,936	86,284,140	—	—
H. Lee Scott, Jr.	3,789,676,553	46,381,523	—	—
Jack C. Shewmaker	3,785,702,610	50,355,466	—	—
Jim C. Walton	3,786,038,518	50,019,558	—	—
S. Robson Walton	3,789,460,074	46,598,002	—	—
Christopher J. Williams	3,801,480,714	34,577,362	—	—
Linda S. Wolf	3,796,916,581	39,141,495	—	—

Company Proposals

     The shareholders also voted upon and approved ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
3,791,510,932	25,552,620	18,994,524	—

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding humane poultry slaughter. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
87,609,769	3,135,075,963	175,967,488	437,404,856

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a political contributions report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
372,382,092	2,879,144,347	147,126,781	437,404,856

The shareholders then voted upon and rejected a shareholder proposal regarding a majority vote standard for the election of Company directors. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
752,516,317	2,617,454,824	28,682,079	437,404,856

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of a “sustainability” report. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
350,427,600	2,983,335,822	64,889,798	437,404,856

The shareholders also voted upon and rejected a shareholder proposal regarding compensation disparity. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
123,145,610	3,209,935,174	65,572,436	437,404,856

Lastly, the shareholders voted upon and rejected a shareholder proposal regarding equity compensation glass ceiling. The vote on the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes
331,148,757	2,926,502,454	141,002,009	437,404,856

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 10 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2007, statements in Note 4 to our condensed consolidated financial statements regarding the amount of the gain we may recognize on the sale of our South Korean operations and the amount of loss that we may incur as a result of the sale of our German operations and the anticipated time of receipt of regulatory approval of such sales, statements under the caption “Acquistions and Discontinued Operations,” the subcaption “Wal-Mart Stores Segment” under the caption “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the future impact of our merchandising efforts on our initial margins, the future effect of fuel costs on the net sales and the gross margin of our Wal-Mart Stores segment, future increases in the repair and maintenance expenses of that segment and the future effect of higher utility costs and new associate benefit programs on the segment’s operating expenses, under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “anticipate,” “could increase,” “expect,” "has estimated," “plan,” and “will be recorded” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2006. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

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
Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 as filed with the Securities and Exchange Commission.

* Filed herewith as an Exhibit.
** Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: August 30, 2006	By:	/s/ H. Lee Scott, Jr.
President and Chief Executive Officer

Date: August 30, 2006	By:	/s/ Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: August 30, 2006	By:	/s/ Charles M. Holley, Jr.
Senior Vice President, Finance (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

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
99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 as filed with the Securities and Exchange Commission.

* Filed herewith as an Exhibit.
** Furnished herewith as an Exhibit.