Form 10-Q
period 2006-10-31
WAL MART STORES INC
filed 2006-11-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act). Check One:

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value - 4,168,025,494 shares as of November 24, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenues:
Net sales	$83,543	$74,596	$246,902	$220,527
Other income, net	924	801	2,670	2,322
	84,467	75,397	249,572	222,849

Costs and expenses:
Cost of sales	63,765	57,325	188,587	169,267
Operating, selling, general and administrative expenses	16,237	13,974	46,920	40,762
Operating income	4,465	4,098	14,065	12,820

Interest:
Debt	434	347	1,188	847
Capital leases	55	60	192	173
Interest income	(65)	(57)	(196)	(165)
Interest, net	424	350	1,184	855

Income from continuing operations before income taxes and minority interest	4,041	3,748	12,881	11,965
Provision for income taxes	1,363	1,253	4,388	3,969
Income from continuing operations before minority interest	2,678	2,495	8,493	7,996
Minority interest	(84)	(73)	(254)	(209)
Income from continuing operations	2,594	2,422	8,239	7,787
Income (loss) from discontinued operations, net of tax	53	(48)	(894)	(147)
Net income	$2,647	$2,374	$7,345	$7,640

Basic net income per common share:
Income per share from continuing operations	$0.62	$0.58	$1.98	$1.86
Income (loss) per share from discontinued operations	0.01	(0.01)	(0.22)	(0.04)
Basic net income per common share	$0.63	$0.57	$1.76	$1.82
Diluted net income per common share:
Income per share from continuing operations	$0.62	$0.58	$1.97	$1.86
Income (loss) per share from discontinued operations	0.01	(0.01)	(0.21)	(0.04)
Diluted net income per common share	$0.63	$0.57	$1.76	$1.82
Weighted-average number of common shares:
Basic	4,169	4,165	4,168	4,189
Diluted	4,173	4,169	4,172	4,194
Dividends declared per common share	$—	$—	$0.67	$0.60
See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	October 31, 2006	October 31, 2005	January 31, 2006
ASSETS
Cash and cash equivalents	$5,908	$4,334	$6,193
Receivables	2,477	1,770	2,575
Inventories	38,531	36,272	31,910
Prepaid expenses and other	2,707	1,842	2,468
Current assets of discontinued operations	—	706	679
Total current assets	49,623	44,924	43,825
Property and equipment, at cost	107,073	90,015	95,537
Less accumulated depreciation	(24,159)	(20,391)	(20,937)
Property and equipment, net	82,914	69,624	74,600
Property under capital leases	5,421	5,009	5,392
Less accumulated amortization	(2,313)	(2,075)	(2,127)
Property under capital leases, net	3,108	2,934	3,265
Goodwill	13,257	10,379	12,097
Other assets and deferred charges	2,217	2,051	2,516
Non-current assets of discontinued operations	—	1,887	1,884
Total assets	$151,119	$131,799	$138,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$7,968	$6,774	$3,754
Accounts payable	29,263	24,835	25,101
Dividends payable	607	644	—
Accrued liabilities	14,283	12,514	13,274
Accrued income taxes	252	650	1,340
Long-term debt due within one year	5,490	4,172	4,595
Obligations under capital leases due within one year	300	247	284
Current liabilities of discontinued operations	—	481	477
Total current liabilities	58,163	50,317	48,825

Long-term debt	24,154	23,249	26,429
Long-term obligations under capital leases	3,622	3,467	3,667
Non-current liabilities of discontinued operations	—	133	129
Deferred income taxes and other	4,785	3,336	4,501
Minority interest	1,632	1,379	1,465
Commitments and contingencies
Common stock and capital in excess of par value	3,237	2,925	3,013
Retained earnings	53,738	45,495	49,105
Accumulated other comprehensive income	1,788	1,498	1,053
Total shareholders’ equity	58,763	49,918	53,171
Total liabilities and shareholders’ equity	$151,119	$131,799	$138,187
See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)
	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$8,239	$7,787
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,013	3,459
Other	427	596
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	103	(96)
Increase in inventories	(6,198)	(6,682)
Increase in accounts payable	3,501	3,206
Increase (decrease) in accrued liabilities	25	(29)
Net cash provided by operating activities of continuing operations	10,110	8,241
Net cash used in operating activities of discontinued operations	(45)	(127)
Net cash provided by operations	10,065	8,114

Cash flows from investing activities:
Payments for property and equipment	(11,417)	(10,380)
Proceeds from disposal of property and equipment	262	736
Proceeds from disposal of certain international operations, net	610	—
Investment in international operations, net of cash acquired	(68)	(307)
Other investing activities	(142)	(122)
Net cash used in investing activities of continuing operations	(10,755)	(10,073)
Net cash provided by (used in) investing activities of discontinued operations	44	(22)
Net cash used in investing activities	(10,711)	(10,095)

Cash flows from financing activities:
Increase in commercial paper	4,200	2,962
Proceeds from issuance of long-term debt	3,282	6,940
Dividends paid	(2,118)	(1,887)
Payment of long-term debt	(4,847)	(2,722)
Purchase of Company stock	—	(3,580)
Other financing activities	(424)	(615)
Net cash provided by financing activities	93	1,098

Effect of exchange rates on cash	47	(70)
Net decrease in cash and cash equivalents	(506)	(953)
Cash and cash equivalents at beginning of year (1)	6,414	5,488
Cash and cash equivalents at end of period (2)	$5,908	$4,535

Supplemental disclosure of cash flow information:
Income taxes paid	$4,972	$4,630
Interest paid	$1,505	$1,057

(1)	Includes cash and cash equivalents of discontinued operations of $221 and $383 at January 31, 2006 and January 31, 2005, respectively.
(2)	Includes cash and cash equivalents of discontinued operations of $201 at October 31, 2005.
See accompanying notes.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

    The condensed consolidated balance sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income and condensed consolidated statements of cash flows for the three and nine-month periods ended October 31, 2006 and 2005, are unaudited. The condensed consolidated balance sheet as of January 31, 2006, is derived from the audited financial statements at that date.

    In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Additionally, certain reclassifications have been made to prior periods to conform to the current period presentation. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2006. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders.

NOTE 2. Net Income Per Share

    Basic net income per share is based on the number of weighted-average outstanding common shares. Diluted net income per share is based on the number of weighted-average outstanding common shares including the dilutive effect of stock options and restricted stock grants, which amounted to 4 million shares for the quarters ended October 31, 2006 and 2005 and 4 million and 5 million shares for the nine months ended October 31, 2006 and 2005, respectively. Approximately 62 million and 61 million stock options that were outstanding at October 31, 2006 and 2005, respectively, were not included in the diluted net income per common share calculation because their effect would be antidilutive.

NOTE 3. Inventories

    The Company values inventories at the lower of cost or market as determined by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s store merchandise inventories. Sam’s Club merchandise and merchandise in our domestic distribution centers are valued based on the weighted average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At October 31, 2006 and 2005 and at January 31, 2006, the Company’s inventories valued at LIFO approximate those inventories if they were valued at FIFO.

NOTE 4. Discontinued Operations

    During the second quarter of fiscal 2007, the Company entered into definitive agreements to dispose of our operations in South Korea and Germany, which were included in our International segment. Consequently, the net losses related to these operations, our gain on the disposition of our South Korea operations, and the loss on the disposition of our German operations are presented as discontinued operations in our consolidated statements of income and our condensed consolidated statements of cash flows for all periods presented. Additionally, the asset groups disposed of are reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of October 31, 2005 and January 31, 2006.

    In May 2006, the Company announced the sale of its retail business in South Korea, which operated 16 stores, to Shinsegae Co., Ltd., for Won 825 billion, subject to certain closing adjustments. This transaction was approved by the Korea Fair Trade Commission in September 2006 and closed during the third quarter of fiscal 2007. The Company recorded a pretax gain on the sale of $103 million and tax expense of $63 million during the third quarter of fiscal 2007. In determining the gain on the disposition of our South Korean operations, the Company allocated $206 million of goodwill from the reporting unit. The transaction continues to be subject to certain indemnification obligations. In the event there are any additional charges associated with this divestiture, we will record and report such amounts through discontinued operations in future periods.

    In July 2006, the Company agreed to dispose of its German operations, which operated 85 stores, to Metro AG, and recorded a loss of $863 million during the second quarter of fiscal 2007. The transaction was approved by the European competition authorities and closed during the third quarter of fiscal 2007. An additional loss of $55 million on the disposal was recorded in third quarter of fiscal 2007 as a result of various closing adjustments. In addition, the Company recognized a tax benefit of $126 million related to this transaction in the third quarter of fiscal 2007. The transaction continues to be subject to a post-closing adjustment and other indemnification obligations. In the event there are any additional charges associated with this divestiture, we will record and report such amounts through discontinued operations in future periods.

    The ultimate tax benefit to be realized in relation to the disposition of our German operations is contingent upon the characterization of the loss as a capital loss or an ordinary loss under U.S. tax law and highly factual determinations. The ultimate resolution with the U.S. Internal Revenue Service of the character of the loss as ordinary for tax purposes could result in the recognition of further tax benefits up to an amount that could be material to the Company’s financial results. Any additional tax benefit realized will be recorded and reported in discontinued operations in future periods.

    In addition to the gain and loss on the dispositions noted above, discontinued operations as presented in the Company's consolidated statements of income also include net sales and net operating losses from our South Korean and German operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	$868	$840	$2,489	$2,627
Net losses	(58)	(48)	(142)	(147)

NOTE 5. Acquisitions

    During December 2005, the Company purchased an additional interest in The Seiyu, Ltd. (“Seiyu”), for approximately $570 million, bringing the Company’s total investment in Seiyu, including adjustments arising from the equity method of accounting, to $1.2 billion. Seiyu is a retailer in Japan, which currently operates 391 stores selling apparel, general merchandise, food and certain services. Following this additional purchase, the Company owned approximately 53.3% of Seiyu common shares. Beginning on the date of the controlling interest purchase, the Company began consolidating Seiyu as a majority-owned subsidiary using a December 31 fiscal year-end. Seiyu’s results of operations were not material to the Company. As a result of the initial consolidation of Seiyu, total assets and liabilities of $6.7 billion and $5.6 billion, respectively, were recorded in our condensed consolidated financial statements. Goodwill recorded in the consolidation amounted to approximately $1.5 billion. The amount of assets and liabilities recorded in the consolidation of Seiyu are preliminary estimates made by management and will be finalized upon completion of the valuation of tangible and intangible assets and liabilities.

    The minority interest in Seiyu is represented, in part, by shares of Seiyu’s preferred stock that are convertible into shares of Seiyu common stock. If the minority holder of Seiyu’s preferred stock proposes to sell or convert its shares of preferred stock, the Company has the right to purchase those shares at a predetermined price. In June 2006, the Company purchased certain of the minority holder’s Seiyu preferred shares for approximately $45 million. None of the Seiyu preferred shares owned by the Company, including the preferred shares purchased in June, have been converted into Seiyu common shares. If converted, the Company would own approximately 55.3% of Seiyu’s common shares.

    Through a warrant exercisable through December 2007, the Company can contribute approximately ¥154.6 billion for approximately 539 million additional common shares of Seiyu stock. If the warrant is exercised, the Company would own approximately 71% of the common shares of Seiyu. These calculations assume no conversion of Seiyu’s preferred stock into common shares and no other issuances of Seiyu common shares.

    In December 2005, the Company completed the purchase of Sonae Distribuição Brasil S.A. (“Sonae”), a retail operation in Southern Brazil, which currently operates 138 hypermarkets, supermarkets and warehouse units. The purchase price was approximately $720 million including transaction costs. Assets recorded in the acquisition of Sonae were $1.3 billion and liabilities assumed were $566 million. As a result of the Sonae acquisition, we recorded goodwill of $305 million and other identifiable intangible assets of $89 million. Sonae’s results of operations, which were not material to the Company, are included in our condensed consolidated financial statements following the date of acquisition using a December 31 fiscal year-end.

    In September 2005, the Company acquired a 33.3% interest in Central American Retail Holding Company (“CARHCO”), a retailer which currently operates 394 supermarkets and other stores in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The purchase price was approximately $318 million, including transaction costs. In fiscal 2006, the Company accounted for its investment in CARHCO under the equity method. Concurrent with the purchase of the investment in CARHCO, the Company entered into an agreement to purchase an additional 17.7% of CARHCO in the first quarter of fiscal 2007 and an option agreement that will allow the Company to purchase up to an additional 24% beginning in September 2010 from the shareholders of CARHCO. To the extent that the Company does not exercise its option to purchase the additional 24% of CARHCO, the minority shareholders will have certain put rights that could require the Company to purchase the additional 24% of CARHCO after September 2012.

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

NOTE 6. Long-term Debt

    On August 10, 2006, the Company sold $1.0 billion of its money market puttable reset securities due 2026 in a Rule 144A offering. In return for a call option on the notes, the Company received a premium causing the initial effective interest rate on the notes to be 4.11% for the first year term. The initial stated interest rate on these notes is 5.502% per annum. The interest rate on these notes will be reset on July 15 of each year through 2025 and these notes are structured to be remarketed in connection with the annual reset of the interest rate. If, for any reason, the remarketing of the notes does not occur at the time of any interest rate reset, the holders of the notes must sell, and the Company must repurchase, the notes at par. Due to the remarketing feature of these notes, the notes are classified as long-term debt due within one year.

    During the first nine months of fiscal 2007, Wal-Mart Stores, Inc., repaid $4.8 billion of debt. Additionally, during March 2006, the Company borrowed ¥50.0 billion under a short-term bridge loan. The bridge loan matured in June 2006. In May 2006, we refinanced the bridge loan through the sale in an underwritten public offering of ¥50.0 billion of our 1.78% notes that are due in 2011. Those notes are designated as a hedge of our net investment in Seiyu.

    Prior to entering into the ¥50.0 billion bridge loan, the Company paid $25 million to settle a receive fixed-rate, pay fixed-rate cross-currency interest rate swap with a notional amount of approximately ¥52.1 billion. This cross-currency interest rate swap was designated as a net investment hedge of our investment in Seiyu.

    During the first nine months of fiscal 2007, Seiyu repaid ¥148.5 billion, or approximately $1.3 billion, of debt and issued ¥151.2 billion, or approximately $1.3 billion, of its notes. The notes issued carry varying interest rates ranging from 0.75% to 2.88% and varying maturity dates up to March 2009. The Company has not guaranteed repayment of any such Seiyu notes.

NOTE 7. Segments

    The Company and its subsidiaries are principally engaged in the continuing operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua, Japan and Mexico. The Company identifies segments based on management responsibility within the United States and in total for international units.

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

    The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead and results of discontinued operations. Information on segments and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations appears in the following tables.

    Net sales by operating segment were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Wal-Mart Stores	$54,179	$50,243	$162,067	$149,693
Sam’s Club	10,206	10,019	30,453	29,143
International	19,158	14,334	54,382	41,691
Total net sales	$83,543	$74,596	$246,902	$220,527

    Segment operating income and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations are as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Wal-Mart Stores	$3,639	$3,312	$11,780	$10,610
Sam’s Club	356	342	1,076	1,008
International	997	844	2,747	2,360
Other	(527)	(400)	(1,538)	(1,158)
Operating income	4,465	4,098	14,065	12,820
Interest expense, net	(424)	(350)	(1,184)	(855)
Income from continuing operations before income taxes, minority interest and discontinued operations	$4,041	$3,748	$12,881	$11,965

    Goodwill is recorded on the condensed consolidated balance sheet in the operating segments as follows (in millions):

	October 31, 2006	October 31, 2005	January 31, 2006
International	$12,952	$10,074	$11,792
Sam’s Club	305	305	305
Total goodwill	$13,257	$10,379	$12,097

    The change in the International segment’s goodwill since the third quarter of fiscal 2006 is primarily the result of the acquisitions and consolidations of Seiyu, Sonae and CARHCO along with foreign exchange rate fluctuations.

NOTE 8. Comprehensive Income

    Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which generally consist of currency translation and hedge accounting adjustments. Comprehensive income was $2.3 billion and $2.1 billion for the three months ended October 31, 2006 and 2005, respectively, and $8.1 billion and $6.4 billion for the nine months ended October 31, 2006 and 2005, respectively.

NOTE 9. Common Stock Dividends

    During the first quarter of fiscal 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.67 per share. The annual dividend is paid in four equal quarterly installments. Dividend payment dates for fiscal 2007 are April 3, June 5, and September 5, 2006, and January 2, 2007 to holders of record on March 17, May 19, August 18 and December 15, 2006, respectively. A $0.60 per share annual dividend was declared in the first quarter of fiscal 2006 and paid in four equal quarterly installments.

NOTE 10. Income Taxes

    The Company's effective tax rate was 34.1% for the nine months ended October 31, 2006. The Company expects the fiscal 2007 annual effective tax rate to be approximately 34%. Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters, Work Opportunity Tax Credit renewal legislation and the composition of taxable income between domestic and international operations.

    In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

NOTE 11. Contingencies

    The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's condensed consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

    The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in twelve of these cases; has been granted in whole or in part in seven of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another five such cases, certification was denied and the case was then dismissed, and in one additional such case, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits.

    One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A jury trial on the plaintiffs' claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. Following a bench trial in June, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. The Company believes it has substantial defenses to the claims at issue, and intends to challenge the verdict in post-trial motions and, if necessary, on appeal.

    In another of the class-action lawsuits described above, Braun/Hummel v. Wal-Mart Stores, a jury trial was commenced on September 5, 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. The plaintiffs are now seeking an additional award of approximately $62 million in statutory penalties, plus prejudgment interest and attorneys’ fees. The Company believes it has substantial defenses to the claims at issue, and intends to challenge the verdict in post-trial motions and, if necessary, on appeal.

    Another of the class-action lawsuits described above, Salvas v. Wal-Mart Stores, had been scheduled to go to trial on October 2, 2006, before a jury in Cambridge, Massachusetts. The plaintiffs alleged that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks, and were seeking approximately $90 million in back pay, plus statutory treble damages, interest and attorneys' fees. Shortly before the scheduled trial date, however, the judge took the case off the trial docket in order to consider Wal-Mart’s motion to decertify the class, and on November 7, 2006, the judge entered an order decertifying the class entirely. It is anticipated that the judge will certify his ruling for an immediate appeal. The Company is not able to reasonably estimate the possible loss or range of loss which may result from this lawsuit.

    A putative class action is pending in California challenging the methodology of payments made under various associate incentive bonus plans. The court has made no decision on class certification in this case. The Company cannot reasonably estimate the possible loss or range of loss which may result from this lawsuit.

    The Company is currently a defendant in five putative class actions, which are pending in California, Michigan, New Mexico and Tennessee, brought on behalf of salaried managers who challenge their exempt status under state and federal laws. Conditional certification for notice purposes under the FLSA has been granted in one of these cases (Comer v. Wal-Mart Stores, Inc.). In another, class certification has been denied (Sepulveda v. Wal-Mart Stores, Inc.). The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits.

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

NOTE 12. Recent Accounting Pronouncements

    In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. Historically, the Company has presented sales net of tax collected and will disclose this policy in its future annual financial statements.

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 on February 1, 2007, as required and for which the cumulative effect will be recorded in retained earnings. The Company is currently evaluating the Interpretation to determine the impact, if any, the Interpretation will have on its financial condition, results of operations or liquidity.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

    In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Company will adopt the funded status recognition and disclosure elements as of January 31, 2007, and measurement elements as of January 31, 2009, as required by SFAS 158. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

    In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in which the Staff provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality.  The Company will adopt SAB 108 as of January 31, 2007, as required. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to retained earnings. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

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

    We intend for this discussion to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

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

Key Items in the Third Quarter

    Significant financial items related to the third quarter of fiscal 2007 include:
  Net sales for the third quarter of fiscal 2007 increased 12.0% to $83.543 billion from $74.596 billion in the third quarter of fiscal 2006.
  Comparative store sales in the United States increased 1.2% for the quarter ended October 31, 2006. Comparative store sales at our Wal-Mart Stores segment increased 1.5% for the third quarter of fiscal 2007, while Sam’s Club’s comparative store sales for the third quarter of fiscal 2007 were flat, including a negative 1.8 percentage point impact from fuel sales.
  Net income for the current quarter increased 11.5% to $2.647 billion including a favorable after tax impact of $56 million for property insurance-related gains which were reported as reductions in operating expenses ($52 million in our Wal-Mart Stores segment and $4 million in our Sam’s Club segment). In addition, net income for the quarter ended October 31, 2005, included three items netting to an unfavorable after-tax impact of $80 million: approximately $40 million of costs incurred as a result of hurricanes Katrina, Rita and Wilma; and in our Wal-Mart Stores segment, $69 million of expense related to product warranty programs, partially offset by $29 million of other income resulting from the VISA/MasterCard antitrust litigation settlement.
  Net sales at our International segment increased 33.7% when compared with the third quarter of fiscal 2006. Third quarter fiscal 2007 sales in the International segment include sales from the consolidation of The Seiyu, Ltd. (“Seiyu”) and Central American Retail Holding Company (“CARHCO”) and the acquisition of Sonae Distribuição Brasil S.A. (“Sonae”). These entities contributed 18.6 percentage points to the increase in the International segment net sales in the third quarter of fiscal 2007.
  Total assets increased 14.7% to $151.1 billion at October 31, 2006 when compared to October 31, 2005. During the first nine months of fiscal 2007, we made $11.4 billion of capital expenditures.
  During the third quarter of fiscal 2007, we closed on the dispositions of our South Korean and German operations. Each disposition has been accounted for as discontinued operations in our condensed consolidated financial statements for all periods presented. For further details of these transactions, see Note 4 to our condensed consolidated financial statements.
Acquisitions and Discontinued Operations

    As discussed in Notes 4 and 5 to our condensed consolidated financial statements, the Company has acquired or increased its ownership in several entities and disposed of its operations in South Korea and Germany since the third quarter of fiscal 2006. As a result, operations for Seiyu, Sonae and CARHCO are now consolidated as majority-owned subsidiaries using December 31 fiscal year-ends. In addition, the operations in South Korea and Germany are now reported as discontinued operations.

Results of Operations

    The following discussion of our Results of Operations is based on our continuing operations and excludes any discussion of our discontinued operations of South Korea and Germany.

Quarter ended October 31, 2006

    The Company and each of its operating segments had net sales for the quarters ended October 31, 2006 and 2005 as follows (dollars in millions):

	Quarter ended October 31, 2006		Quarter ended October 31, 2005
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$54,179	64.9%	$50,243	67.4%	7.8%
Sam’s Club	10,206	12.2%	10,019	13.4%	1.9%
International	19,158	22.9%	14,334	19.2%	33.7%
Total net sales	$83,543	100.0%	$74,596	100.0%	12.0%

    The increase in our net sales for the quarter ended October 31, 2006 resulted primarily from our expansion programs, acquisition activity, and a comparative store sales increase of 1.2% in the United States.

    The increase in the International segment’s net sales as a percentage of total net sales is largely due to the acquisitions and consolidations of Seiyu, CARHCO and Sonae. Additionally, the decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the Sam’s Club segment. The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower positive comparative store sales for the third quarter of fiscal 2007 as compared to the prior year period and to the significant increase in the International segment’s net sales.

    Our total gross profit as a percentage of sales (our “gross margin”) increased from 23.2% in the third quarter of fiscal 2006 to 23.7% during the third quarter of fiscal 2007. The increase is primarily due to positive gross margin growth in the International and Wal-Mart Stores segments.

    Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were 19.4% for the third quarter of fiscal 2007, up from 18.7% in the corresponding period in fiscal 2006. The increase of operating expenses as a percentage of net sales was primarily due to: the impact of the acquisitions and consolidations of Seiyu, CARHCO and Sonae; higher utility costs across all segments; and higher maintenance and repair expenses of the Wal-Mart Stores segment.

    Other income, net, in the third quarter of fiscal 2007 increased $123 million from the third quarter of fiscal 2006. The increase was due to other income from the newly consolidated operations of the Seiyu and Sonae acquisitions, the continued growth in our financial services area, which includes money transfer, money order and payroll check cashing services, and increases in our Sam’s Club membership fee revenues.

    Interest, net, as a percentage of net sales, was flat in the third quarter of fiscal 2007 when compared with the third quarter of fiscal 2006 largely due to higher borrowing levels in fiscal 2007 and the impact of rising interest rates on our floating rate debt and commercial paper. Our higher borrowing levels were mainly attributed to the acquisitions and consolidations of Seiyu, CARHCO and Sonae.

    Our effective income tax rate from continuing operations for the third quarter of fiscal 2007 was 33.7% which compares with 33.4% in the third quarter of fiscal 2006. The current period effective tax rate was higher than the corresponding prior year period as the Work Opportunities Tax Credit was in effect for calendar year 2005 but thus far has not been enacted for calendar year 2006. Accordingly, our current fiscal year effective tax rate does not take into consideration the Work Opportunities Tax Credit for fiscal 2007.

Nine months ended October 31, 2006

The Company and each of its operating segments had net sales for the nine months ended October 31, 2006 and 2005 as follows (in millions):

	Nine months ended October 31, 2006		Nine months ended October 31, 2005
	Net sales	Percent of total	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$162,067	65.7%	$149,693	67.9%	8.3%
Sam’s Club	30,453	12.3%	29,143	13.2%	4.5%
International	54,382	22.0%	41,691	18.9%	30.4%
Total net sales	$246,902	100.0%	$220,527	100.0%	12.0%

The increase in our net sales for the nine months ended October 31, 2006 resulted from our domestic and international expansion programs and a comparative store sales increase of 2.3% in the United States.

    The increase in the International segment’s net sales as a percentage of total net sales was largely due to the acquisitions and consolidations of Seiyu, CARHCO and Sonae. Additionally, the decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the Sam’s Club segment. The decrease in the Wal-Mart Stores segment’s net sales as a percentage of total net sales was due to lower positive comparative store sales in the first nine months of fiscal 2007 when compared to the nine months ended October 31, 2005 and the increase in the International segment’s net sales.

    Gross margin increased from 23.2% in the first nine months of fiscal 2006 to 23.6% during the first nine months of fiscal 2007. The increase is primarily due to positive gross margin growth of the International and Wal-Mart Stores segments.

    Operating expenses as a percentage of net sales were 19.0% for the first nine months of fiscal 2007, up from 18.5% in the corresponding period in fiscal 2006. The increase of operating expenses as a percentage of net sales was primarily due to: the impact of the acquisitions and consolidations of Seiyu, CARHCO and Sonae; higher utility costs across all segments; and higher maintenance and repair expenses of the Wal-Mart Stores segment.

Other income, net, in the first nine months of fiscal 2007 increased $348 million from the first nine months of fiscal 2006. The increase was due to other income from the newly consolidated operations of Seiyu and Sonae, the continued growth in our financial services area and increases in our Sam’s Club membership fee revenues.

    Interest, net, as a percentage of net sales, increased 0.1 percentage points in the first nine months of fiscal 2007 when compared with the first nine months of fiscal 2006. Interest on debt increased from the first nine months of fiscal 2006 due to a higher level of borrowings in fiscal 2007 and the impact of rising interest rates on our floating rate debt and commercial paper. Our higher borrowing levels were mainly attributed to the acquisitions and consolidations of Seiyu, CARHCO and Sonae.

Our effective income tax rate from continuing operations for the nine months ended October 31, 2006, was 34.1% which compares with 33.2% for the nine months ended October 31, 2005. The effective tax rate for the nine months ended October 31, 2006 was higher than the corresponding prior year period as the Work Opportunities Tax Credit was in effect for calendar year 2005 but thus far has not been enacted for calendar year 2006. Accordingly, our current fiscal year effective tax rate does not take into consideration the Work Opportunities Tax Credit for fiscal 2007.

Wal-Mart Stores Segment

Quarter ended October 31, 2006

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2006	$54,179	7.8%	$3,639	9.9%	6.7%
2005	$50,243	9.5%	$3,312	6.3%	6.6%

    The third quarter fiscal 2007 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities within the segment, an increase in the average transaction size per customer and sales increases in comparable stores. Expansion since October 31, 2005 has consisted of the opening of 15 discount stores, 14 Neighborhood Markets and 117 supercenters. Additionally, 147 supercenters have been expanded, relocated or converted from existing discount stores since October 31, 2005. The comparative store sales increase for the segment was 1.5% for the third quarter of fiscal 2007 primarily due to an increase in the average transaction size per customer. Customer traffic was down slightly in our comparative stores for the quarter. Comparative store sales were negatively affected by last year’s hurricane recovery sales. Comparative stores that were not impacted by hurricanes in 2005 had a sales increase over 2% for the quarter.

    Segment operating income as a percentage of segment net sales increased by 0.1 percentage points primarily due to a 0.4 percentage point increase in gross margin partially offset by a 0.3 percentage point increase in operating expenses as a percentage of segment net sales. Segment operating income for the current quarter was favorably impacted by property insurance-related gains of $79 million, while segment operating income for the corresponding prior year period was unfavorably affected by our adjustment for certain product warranty liabilities of $105 million and favorably impacted by the $45 million benefit related to the VISA/MasterCard antitrust litigation settlement. The combined effect of these items contributed 4.3 percentage points to the increase in segment operating income.

    Gross margin increased due to improvement in our initial margin on general merchandise and our improved markdown activity as a result of our inventory reduction programs. The increase in gross margin occurred despite sales in our lower margin food division increasing at a faster rate than sales in our higher margin general merchandise and professional services divisions. Our professional services division includes portions of the business that require specific product knowledge or individualized service, such as our pharmacies and vision centers. Gross margin for the third quarter of fiscal 2006 was negatively impacted by the product warranty adjustment of $105 million.

Operating expenses as a percentage of segment net sales increased primarily as a result of costs of our store remodeling programs and an increase in utility costs when compared to the prior year quarter, partially offset by the property insurance-related gains described above. Operating expenses as a percentage of segment net sales were favorably impacted by improved labor productivity in our stores resulting in lower store associate payroll expense as a percentage of net segment sales compared to the prior year quarter.

Nine months ended October 31, 2006

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$162,067	8.3%	$11,780	11.0%	7.3%
2005	$149,693	9.8%	$10,610	6.9%	7.1%

    The Wal-Mart Stores segment sales increase for the nine months ended October 31, 2006, resulted from our continued expansion activities within the segment, an increase in the average transaction size per customer and a 2.2% comparative store sales increase. The comparative stores sales increase occurred primarily due to an increase in the average transaction size per customer. Customer traffic was down slightly in our comparative stores for the nine months ended October 31, 2006.

    Segment operating income as a percentage of segment net sales increased 0.2 percentage points primarily due to a 0.3 percentage point increase in gross margin, partially offset by a 0.1 percentage point increase in operating expenses as a percentage of segment net sales. Segment operating income for the nine months ended October 31, 2006 was favorably impacted by property insurance-related gains of $79 million, while the corresponding prior year period was unfavorably affected by our adjustment for certain product warranty liabilities of $105 million and favorably affected by the $45 million benefit related to the VISA/MasterCard antitrust litigation settlement. The combined effect of these items contributed 1.3 percentage points to the increase in segment operating income.

    Gross margin for the first nine months of fiscal 2007 increased due to the improvement in initial general merchandise margin and a reduction in markdown activity from our inventory reduction programs. The gross margin increase is despite the impact of higher transportation costs and an increase in food division sales as a percent of total segment net sales. Gross margin for the nine months of fiscal 2006 was negatively impacted by the product warranty adjustment of $105 million.

    Operating expenses as a percentage of segment net sales increased primarily as a result of higher utility, maintenance and repair costs, partially offset by property insurance-related gains. Operating expenses as a percentage of segment net sales were positively impacted by associate payroll expense comparisons due to improved labor productivity in our stores.

Sam’s Club Segment

Quarter ended October 31, 2006

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2006	$10,206	1.9%	$356	4.1%	3.5%
2005	$10,019	10.3%	$342	11.8%	3.4%

    Sam’s Club segment net sales increased for the third quarter of fiscal 2007 resulting from continued expansion activities which included opening 20 new Clubs and relocating or expanding 19 existing Clubs since October 31, 2005. Fiscal 2007 third quarter comparative Club sales were flat. Segment net fuel sales had a negative impact of 1.8 percentage points to the Sam’s Club comparative Club sales increase. The lower segment net sales increase in the current quarter compared to the prior year quarter is due to the positive impact on segment net sales of hurricane recovery-related sales in the prior year quarter, and a decline in segment net fuel sales during the current year third quarter.

Segment operating income as a percentage of segment net sales for the third quarter of fiscal 2007 increased slightly due to an improvement in gross margin and increased membership fee revenue, partially offset by higher operating expenses. The 0.3 percentage point increase in gross margin was primarily due to beneficial sales mix. Operating expenses as a percentage of segment net sales increased 0.4 percentage points, in part due to higher utility, repair and maintenance costs.

Segment operating income increased 4.1% for the quarter ended October 31, 2006. Current quarter property insurance-related gains contributed 1.8 percentage points to the increase in segment operating income.

Nine months ended October 31, 2006

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$30,453	4.5%	$1,076	6.7%	3.5%
2005	$29,143	7.4%	$1,008	9.0%	3.5%

    The Sam’s Club segment net sales increase for the first nine months of fiscal 2007 resulted from the growth in comparative Club sales and continued expansion activities since October 31, 2005. The comparative Club sales increase for the first nine months of fiscal 2007 was 2.8%.

The Sam’s Club segment continued its trend of growing segment operating income faster than the segment’s net sales for the first nine months of fiscal 2007. This resulted primarily from a 0.3 percentage point improvement in gross margin due to beneficial sales mix and increases in membership fee revenue, partially offset by higher operating expenses. Operating expenses for the first nine months of fiscal 2007 included an $11 million charge related to closing two Sam’s Clubs on May 1, 2006.

Segment operating income increased 6.7% for the nine-months ended October 31, 2006. Current period property insurance-related gains contributed 0.5 percentage points to the increase in segment operating income.

International Segment

Quarter ended October 31, 2006

Quarter ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year third quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2006	$19,158	33.7%	$997	18.1%	5.2%
2005	$14,334	13.3%	$844	12.7%	5.9%

    International segment net sales for the third quarter of fiscal 2007, when compared to net sales in the same period in fiscal 2006, increased as a result of increased sales at existing units, continued expansion activities within the segment, the acquisition of controlling interests in Seiyu and CARHCO and the acquisition of Sonae. Collectively, the acquisitions of Seiyu, CARHCO and Sonae added 913 units to the International segment and contributed 18.6 percentage points to the third quarter increase in the International segment’s net sales. Strong sales increases in Mexico, Brazil, China and Argentina contributed to the remaining increase in sales for the third quarter of fiscal 2007 when compared to the prior year quarter. Exchange rate movements (primarily in the British pound, Canadian dollar and Brazilian real, partially offset by the Mexican peso) had a favorable impact of $488 million on segment net sales during the quarter.

    International segment operating income decreased as a percentage of segment net sales from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 as a result of increased operating expenses as a percentage of segment net sales, partially offset by an increase in gross margin and other income as a percentage of segment net sales. Total International segment gross margin increased 0.5 percentage points because of the impact of Seiyu, CARHCO and Sonae and an improved gross margin in Mexico and Canada resulting from improved merchandise sales mix. Operating expenses as a percentage of the International segment net sales increased 1.7 percentage points, primarily due to the impact of the recent acquisitions and consolidations. Other income as a percentage of segment net sales increased 0.5 percentage points largely as a result of the recent acquisitions and consolidations and the increases in other income in Canada and the United Kingdom. Changes in foreign currency rates contributed $25 million to the International segment operating income in the third quarter of fiscal 2007.

Nine months ended October 31, 2006

Nine months ended October 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2006	$54,382	30.4%	$2,747	16.4%	5.1%
2005	$41,691	13.3%	$2,360	8.3%	5.7%

    International segment net sales for the first nine months of fiscal 2007, when compared to net sales in the same period in fiscal 2006, increased as a result of increased sales at existing units, continued expansion activities within the segment, the acquisition of controlling interests in Seiyu and CARHCO and the acquisition of Sonae. Collectively, Seiyu, CARHCO and Sonae contributed 18.1 percentage points to the increase in the International segment’s net sales from the prior nine-month period. Strong sales increases in Mexico, Brazil, China and Argentina contributed to the remaining increase in sales for the nine months ended October 31, 2006. Exchange rate movements (primarily in the Canadian dollar and Brazilian real, partially offset by the British pound) had a favorable impact of $731 million on segment net sales during the nine months ended October 31, 2006.

The International segment operating income as a percentage of segment net sales declined from the first nine months of fiscal 2006 to the first nine months of fiscal 2007 largely due to an increase in operating expenses as a percentage of segment net sales, partially offset by an increase in segment gross margin and a slight increase in other income as a percentage of segment net sales. Segment gross margin was up 0.5 percentage points largely due to the impact of Seiyu, CARHCO and Sonae and improvements in gross margin in Mexico and Canada resulting from improved merchandise sales mix. The improvement of gross margin was more than offset by a 1.2 percentage point increase in operating expenses as a percentage of segment net sales. The increase in operating expenses as a percentage of the International segment’s net sales was due to the impact of the recent acquisitions and consolidations. The net impact of changes in foreign currency rates favorably affected the International segment operating income by $48 million in the nine months ended October 31, 2006.

Liquidity and Capital Resources

Overview

    Cash flows from continuing operating activities provide us with a significant source of liquidity. Cash flows provided by continuing operating activities in the nine months ended October 31, 2006 were $10.1 billion, compared with $8.2 billion for the nine months ended October 31, 2005. The increase in operating cash flow from continuing operations was primarily attributable to our 9.7% increase in operating income and our continued inventory management initiatives in fiscal 2007.

    During the first nine months of fiscal 2007, we paid dividends of $2.1 billion, made $11.4 billion in capital expenditures for continuing operations, issued $4.2 billion of commercial paper (net of commercial paper repaid in that period) and repaid $4.8 billion of long-term debt.

    On August 10, 2006, the Company sold $1.0 billion of its money market puttable reset securities due 2026 in a Rule 144A offering. In return for a call option on the notes, the Company received a premium causing the initial effective interest rate on the notes to be 4.11% for the first year term. The initial stated interest rate on these notes is 5.502% per annum. The interest rate on these notes will be reset on July 15 of each year through 2025 and these notes are structured to be remarketed in connection with the annual reset of the interest rate. If, for any reason, the remarketing of the notes does not occur at the time of any interest rate reset, the holders of the notes must sell, and the Company must repurchase, the notes at par. Due to the remarketing feature of these notes, the notes are classified as long-term debt due within one year.

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

    During the first nine months of fiscal 2007, Seiyu repaid ¥148.5 billion, or approximately $1.3 billion, of debt and issued ¥151.2 billion, or approximately $1.3 billion, of its notes. The notes issued carry varying interest rates ranging from 0.75% to 2.88% and varying maturity dates up to March 2009. The Company has not guaranteed repayment of any such Seiyu notes.

Working Capital

    Current liabilities exceeded current assets at October 31, 2006 by $8.5 billion, an increase of $3.5 billion from January 31, 2006. The ratio of our current assets to our current liabilities was 0.9 to 1.0 at October 31, 2006, and 2005 and at January 31, 2006, respectively.

Company Stock Repurchase Program and Common Stock Dividends

From time to time, we repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. No shares of our common stock were repurchased under this program in the first nine months of fiscal 2007. During the first nine months of fiscal 2006, we repurchased $3.6 billion of shares under this program. At October 31, 2006, approximately $6.1 billion of additional shares may be repurchased under our program.

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

In March 2006, we announced that we had increased the annual dividend on our common stock by 11.7% to $0.67 per share. The annual dividend is paid in four equal quarterly installments. Dividend payment dates for fiscal 2007 are April 3, June 5, and September 5, 2006 and January 2, 2007 to holders of record on March 17, May 19, August 18 and December 15, 2006, respectively. We have increased our dividend every year since our first declared dividend in March 1974.

Capital Resources

If our operating cash flows are not sufficient to pay increased dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. At October 31, 2006, October 31, 2005 and January 31, 2006, the ratio of our debt to our total capitalization was approximately 41%, 43% and 42%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper, total long-term debt and total capital lease obligations. Total capitalization is defined as debt plus shareholders' equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

    Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2006 are similar to those disclosed in our Form 10-K for the year ended January 31, 2006.

    The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on page 27 of the Annual Report to Shareholders for the year ended January 31, 2006 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2006, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

    Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Ballard v. WM, Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, 8th Judicial Dist. Ct., Clark County, NV, 8/12/05; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM, USDC, Middle Dist. of FL, 1/23/06; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Middle Dist. of FL, 1/18/06; Moore v. WM, Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George's County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, USDC, Northern Dist. of CA, 3/20/06; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Eastern Dist. of NY, 1/5/06; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Wilson v. WM, Common Pleas Ct. of Butler County, OH, 10/27/03; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06 ; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

    California Labor Code Case: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03.

    Exempt Status Cases: Fox v. WM, USDC, Middle Dist. of TN, 1/27/05; Comer v. WM, USDC, Western Dist. of MI, Northern Div., 2/27/04; Highland v. WM , USDC, Dist. of NM, 6/24/04; Salvador v. SAM'S, USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

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

Named windstorm activity has been minimal so far in fiscal 2007, and the Company has not incurred any significant losses this hurricane season.

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

We did not purchase any shares of our common stock under our share repurchase program during the quarter ended October 31, 2006. At October 31, 2006, approximately $6.1 billion of shares may be repurchased under our program. A nominal amount of shares were repurchased from employees during the first nine months of fiscal 2007 to satisfy the exercise price and tax withholding of certain stock option exercises.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 10 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2007, under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “anticipate,” “expects,” “plan,” or a variation of one of those words in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2006. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: November 30, 2006	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: November 30, 2006	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: November 30, 2006	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Senior Vice President, Finance (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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