Form 10-K
period 2007-01-31
WAL MART STORES INC
filed 2007-03-27
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2007,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-6991.

WAL-MART STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0415188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

702 S.W. 8th Street Bentonville, Arkansas	72716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (479) 273-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered(1)
Common Stock, par value $0.10 per share	New York Stock Exchange

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

As of July 31, 2006, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2006, was $108,716,199,532. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 4,124,451,341 shares of common stock outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Annual Report to Shareholders for the Fiscal Year Ended January 31, 2007 (“Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2007 (“Proxy Statement”)	Part III

(1)	The registrant voluntarily withdrew its listing of shares of its common stock from NYSE Arca, Inc., effective December, 19, 2006, to eliminate duplicative administrative requirements inherent with dual listings as a result of the NYSE Group, Inc.’s recent merger with Archipelago Holdings, the parent company of NYSE Arca, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as “we,” “Wal-Mart” or the “Company”) have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, the amount and nature of future capital expenditures, opening of additional stores and clubs in the United States, opening of additional units in the other countries in which we operate, conversion of discount stores into supercenters, remodeling of or special projects at existing units, anticipated levels of change in comparable store sales from one period to another period, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our financing strategy, expansion and growth of our business, our capital expenditures, changes in our operations, including the mix of products sold, our liquidity and ability to access the capital markets, our anticipated earnings per share for certain periods, our expected comparable store sales for certain periods and other similar matters. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “estimate,” “expect,” “forecast,” “plan,” “will be,” and “will continue.” Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed or implied in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance, business operations, business strategy, plans, goals and objectives. These factors include, but are not limited to: the cost of goods, information security costs, labor costs, the cost of fuel and electricity, the cost of healthcare benefits, insurance costs, the cost of construction materials, competitive pressures, inflation, accident-related costs, consumer buying patterns and debt levels, weather patterns, catastrophic events, transport of goods from foreign suppliers, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect our business, the outcome of legal proceedings to which we are a party, unemployment levels, interest rate fluctuations, changes in employment legislation and other capital market, economic and geo-political conditions and events. Moreover, we typically earn a disproportionate part of annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty. The foregoing list of factors that may affect our performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, as well as other factors, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

For further information regarding certain risks applicable to our business operations, results of operations, financial condition and liquidity, see “Item 1A. Risk Factors.”

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Wal-Mart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change erratically under frequent promotional activity. Our fiscal year ends on January 31. During the fiscal year ended January 31, 2007, we had net sales of $345.0 billion.

Our Wal-Mart Stores segment is the largest segment of our business, accounting for 65.6% of our fiscal 2007 net sales. This segment consists of three different traditional retail formats, all of which operate in the United States, and Wal-Mart’s online retail format, walmart.com. Our traditional Wal-Mart Stores retail formats include:

•	Supercenters, which average approximately 187,000 square feet in size and offer a wide assortment of general merchandise and a full-line supermarket;

•	Discount stores, which average approximately 107,000 square feet in size and offer a wide assortment of general merchandise and a limited variety of food products; and

•	Neighborhood Markets, which average approximately 42,000 square feet in size and offer a full-line supermarket and a limited assortment of general merchandise.

Our Sam’s Club segment consists of membership warehouse clubs, which operate in the United States, and the segment’s online retail format, samsclub.com. Sam’s Club accounted for 12.1% of our fiscal 2007 net sales. Our focus for Sam’s Club is to provide exceptional value on brand-name merchandise at “members only” prices for both business and personal use. Our Sam’s Clubs average approximately 132,000 square feet in size.

At January 31, 2007, our International segment consisted of retail operations in 12 countries and Puerto Rico. This segment generated 22.3% of our fiscal 2007 net sales. The International segment includes several different formats of retail stores and restaurants, including discount stores, supercenters and Sam’s Clubs that operate outside the United States.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA.

The Development of Our Company

Although Wal-Mart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened. In fiscal 1984, we opened our first three Sam’s Clubs, and in fiscal 1988, we opened our first supercenter. In fiscal 1999, we opened our first Neighborhood Market.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand, and at January 31, 2007, we had international operations in Argentina, Brazil, Canada, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, and the United Kingdom. We also operate through joint ventures in China.

At January 31, 2007, we operated 1,075 discount stores, 2,256 supercenters, 579 Sam’s Clubs and 112 Neighborhood Markets in the United States. Internationally, at the end of fiscal year 2007, the Company operated units in Argentina (13), Brazil (299), Canada (289), Costa Rica (137), El Salvador (63), Guatemala (132), Honduras (41), Japan (392), Mexico (889), Nicaragua (40), Puerto Rico (54), and the United Kingdom (335). We also operated 73 stores through joint ventures in China at January 31, 2007. In October 2006, we disposed of our South Korean and German operations.

The following tables provide summary information regarding the numbers, additions and square footage of our discount stores, supercenters, Neighborhood Markets and Sam’s Clubs in the United States, and the numbers and square footage of our units in our international markets for each of our fiscal years from fiscal 2003 through fiscal 2007.

WAL-MART STORES SEGMENT

STORE COUNT AND SQUARE FOOTAGE (1)

FISCAL YEARS ENDED JANUARY 31, 2003 THROUGH 2007

	Wal-Mart Discount Stores					Wal-Mart Supercenters
Fiscal Year	Opened	Closed	Conversions (2)	Total	Square Footage	Opened (2)	Total	Square Footage
Balance Forward				1,647	157,686		1,066	197,442
2003	43	—	122	1,568	151,913	192	1,258	234,611
2004	41	1	130	1,478	145,065	213	1,471	275,067
2005	36	2	159	1,353	135,481	242	1,713	320,056
2006	24	2	166	1,209	123,607	267	1,980	370,711
2007	15	2	147	1,075	114,507	276	2,256	421,211

	Neighborhood Markets			Total Wal-Mart Stores Segment
Fiscal Year	Opened	Total	Square Footage	Opened (3)	Closed	Total	Square Footage
Balance Forward		31	1,418			2,744	356,546
2003	18	49	2,161	131	—	2,875	388,685
2004	15	64	2,778	139	1	3,013	422,910
2005	21	85	3,621	140	2	3,151	459,158
2006	15	100	4,218	140	2	3,289	498,536
2007	12	112	4,672	156	2	3,443	540,390

(1)	Amounts are as of January 31, of the years shown. Square footage is reported in thousands.

(2)	Includes conversions and relocations of discount stores to supercenters.

(3)	Total opened, net of conversions and relocations of discount stores to supercenters.

SAM’S CLUB SEGMENT

CLUB COUNT AND SQUARE FOOTAGE

FISCAL YEARS ENDED JANUARY 31, 2003 THROUGH 2007(1)

Fiscal Year	Opened	Closed	Total	Square Footage
Balance Forward			500	61,779
2003	25	—	525	65,747
2004	13	—	538	68,144
2005	13	—	551	70,677
2006	17	1	567	73,391
2007	15	3	579	76,270

(1)	Amounts are as of January 31, of the years shown. Square footage is reported in thousands.

The number of discount stores, supercenters, Neighborhood Markets and Sam’s Clubs located in each state in the United States at January 31, 2007 is disclosed in our Annual Report to Shareholders under the caption “Fiscal 2007 End-of-Year Store Count” and is incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

INTERNATIONAL SEGMENT

UNIT COUNT AND SQUARE FOOTAGE (1)

FISCAL YEARS ENDED JANUARY 31, 2003 THROUGH 2007

	Argentina		Brazil(2)		Canada
	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	11	2,175	22	3,143	196	22,968
2003	11	2,175	22	3,143	213	24,742
2004	11	2,175	25	3,370	235	27,211
2005	11	2,175	149	11,393	262	29,953
2006	11	2,175	295	23,225	278	31,730
2007	13	2,427	299	23,789	289	33,591

	China		Central America		Japan(3)
	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	19	2,915
2003	26	4,025
2004	34	5,713
2005	43	7,550
2006	56	10,261			398	28,618
2007	73	13,583	413	7,128	392	28,780

	Mexico		Puerto Rico		United Kingdom
	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	535	28,933	17	2,104	250	20,220
2003	581	32,106	52	3,182	258	20,941
2004	623	35,334	53	3,478	267	21,967
2005	679	39,133	54	3,596	282	23,328
2006	774	44,655	54	3,774	315	25,532
2007	889	50,401	54	3,829	335	26,800

	Total International Segment
	Unit Count(4)	Square Footage
Balance Forward	1,050	82,458
2003	1,163	90,314
2004	1,248	99,248
2005	1,480	117,128
2006	2,181	169,970
2007	2,757	190,328

(1)	Unit counts are as of December 31, of the years shown for all countries except Canada and Puerto Rico, which are as of January 31. Square footage is reported in thousands.

(2)	Brazil includes 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004 and 139 units acquired from Sonae Distribuição Brasil S.A. in December 2005.

(3)	Excludes 45 Wakana units, which are take-out restaurants generally less than 1,000 square feet in size.

(4)	Further information regarding our international operating formats by market can be found under the caption “International Segment” below.

Our Industry Segments

Our retail operations serve our customers primarily through three segments. We identify those segments based on management responsibility within the United States and in total for international units. The Wal-Mart Stores segment includes our supercenters, discount stores and Neighborhood Markets in the United States as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of our operations in Argentina, Brazil, Canada, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom. You will find information concerning the financial results of our operating segments in the United States and internationally and the total and long-lived assets of each of those segments in Note 11 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have incorporated by reference herein our Consolidated Financial Statements as of January 31, 2007, and for the year then ended, the Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in our Annual Report to Shareholders, portions of which are included as an exhibit to this Annual Report on Form 10-K.

Wal-Mart Stores Segment

The Wal-Mart Stores segment had net sales of $226.3 billion, $209.9 billion and $191.8 billion for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. During the most recent fiscal year, no single supercenter, discount store or Neighborhood Market location accounted for as much as 1% of total Company net sales or net income.

General. The Wal-Mart Stores segment operates retail stores in all 50 states, with discount stores in 47 states, supercenters in 47 states and Neighborhood Markets in 15 states. Our discount stores range in size from 30,000 square feet to 224,000 square feet, with an average size of approximately 107,000 square feet. Supercenters range in size from 98,000 square feet to 246,000 square feet, with an average size of approximately 187,000 square feet. Neighborhood Markets range in size from 38,000 square feet to 55,000 square feet, with an average size of approximately 42,000 square feet. Customers also can access a broad assortment of merchandise and services online at www.walmart.com.

Merchandise. Wal-Mart discount stores and the general merchandise area of supercenters carry apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and pet accessories, cellular phones and cellular service plan contracts, cameras and supplies, health and beauty aids, pharmaceuticals, jewelry and optical and provide photo processing services. In addition, our stores offer an assortment of grocery merchandise. The Wal-Mart Stores segment also offers financial services and products, including money order sales, wire transfers, check cashing and bill payment. The grocery assortment in our supercenters consists of a full line of grocery items including meat, produce, deli, bakery, dairy, frozen foods, floral and dry grocery. Most of our discount stores carry a limited assortment of dry grocery merchandise, while a number of our larger discount stores in some markets carry a broader assortment of grocery items, including perishable items. Neighborhood Markets are generally organized into departments such as: dry grocery, meat, produce, deli, bakery, dairy, frozen foods, floral, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods, general merchandise and pet supplies.

Nationally advertised merchandise represents a significant portion of sales in the Wal-Mart Stores segment. We also market lines of merchandise under our private-label store brands including “Sam’s Choice,” “Great Value,” “Everstart,” “Ol’ Roy,” “Puritan,” “Equate,” “No Boundaries,” “George,” “Athletic Works,” “Durabrand,” “ILO,” “HomeTrends,” “Mainstays,” “Metro 7,” “Parent’s Choice,” “Ozark Trail,” “Relion,” “White Stag” and “Kid Connection.” The Company also markets lines of merchandise under licensed brands, some of which include “General Electric,” “Disney,” “McDonald’s,” “Mary-Kate and Ashley,” and “Starter.”

Sales in discount stores and supercenters, by product category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2007	JANUARY 31, 2006
Grocery, candy and tobacco	31%	30%
Hardgoods	18%	19%
Softgoods and domestics	15%	15%
Electronics	10%	10%
Pharmaceuticals	9%	8%
Health and beauty aids	7%	7%
Sporting goods and toys	5%	5%
Stationery and books	2%	3%
Photo processing	1%	1%
Jewelry	1%	1%
Shoes	1%	1%

	100%	100%

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining supercenters, discount stores and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. The retail stores in our Wal-Mart Stores segment generally maintain uniform prices, except where lower prices are necessary to meet local competition. We accept a variety of payment methods including credit cards and a private-label store credit card through a third-party provider. In addition, our pharmacy departments accept payments for prescription drugs through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Wal-Mart Stores segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Our discount stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national or regional chains. Our supercenters compete with other supercenter-type stores, hypermarts, discount stores, supermarkets, department, drug, variety and specialty stores, many of which are national or regional chains. We also compete with internet-based retailers and catalog business and with other retailers for new store sites.

Our ability to develop the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

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

In addition to these programs, we believe our broad assortment of merchandise that provides one-stop shopping, our in-stock levels that provide confidence to our customers that we will have what they need, and our long operating hours that allow customers to shop at their convenience provide us with additional competitive advantages.

Distribution. During fiscal 2007, approximately 80% of the Wal-Mart Stores segment’s purchases of merchandise were shipped from 121 distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. Wal-Mart owns and operates 40 general merchandise distribution centers, 38 grocery distribution centers, seven apparel and shoes distribution centers, 12 professional services and specialty distribution centers, two import distribution centers and three distribution centers that support walmart.com. Additionally, third-party operators are used in 19 distribution centers of which two are grocery distribution centers, five are specialty distribution centers, four are import distribution centers and eight support walmart.com. The professional services distribution centers ship merchandise such as jewelry, tires, optical, product returns, and pharmaceuticals. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

The 121 distribution centers are located throughout the continental United States. Fourteen distribution centers are located in Texas; eleven in Arkansas; nine in California; eight in Georgia; six in Indiana; five in each of Florida, Illinois, New York, and Pennsylvania; four in each of Ohio and Virginia; three in each of Alabama, Kentucky, Missouri, North Carolina, Tennessee, and Utah; two in each of Arizona, Louisiana, Mississippi, Nevada, Oklahoma, South Carolina, and Wisconsin; and one each in Colorado, Delaware, Iowa, Kansas, Maryland, Maine, Michigan, Nebraska, New Hampshire, New Jersey, New Mexico, Oregon and Washington.

In addition to servicing the Wal-Mart Stores segment, some of our Wal-Mart distribution centers also service our Sam’s Club segment for perishable items, jewelry, tires and product returns.

Sam’s Club Segment

The Sam’s Club segment had net sales of $41.6 billion, $39.8 billion and $37.1 billion for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales or net income.

General. We operate Sam’s Clubs in 48 states. Facility sizes for Sam’s Clubs generally range between 72,000 and 190,000 square feet, with the average Sam’s Club facility being approximately 132,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

Merchandise. Sam’s Club offers bulk displays of brand name merchandise, including hardgoods, some softgoods, institutional-size grocery items, and selected private-label items under the “MEMBER’S MARK,” “BAKERS & CHEFS” and “SAM’S CLUB” brands. Generally, each Sam’s Club also carries software, electronics, jewelry, exercise equipment, outdoor goods, tires, office supplies and books. Most clubs have fresh departments, which include bakery, meat, produce, floral and Sam’s Cafe. Additionally, a significant number of our clubs offer photo processing, pharmaceuticals, optical departments and gasoline stations.

Sales in the Sam’s Club segment, which are subject to seasonal variance, by product category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2007	JANUARY 31, 2006
Sundries	32%	31%
Food	29%	30%
Hardgoods	23%	23%
Service Businesses	11%	11%
Softgoods	5%	5%

	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 11:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits business members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership-only operations. A variety of payment methods are accepted at our clubs, including MasterCard beginning in fiscal 2007. Additionally, Sam’s Club markets private label and Discover accounts that are without recourse to the Company. Members include both small business owners and individual consumers. Individuals who are not business owners can become Advantage members. The annual membership fee for an individual Advantage member is $40 for the primary membership card, with a spouse card available at no additional cost. The annual membership fee for business members is $35 for the primary membership card, with a spouse/household card available at no additional cost. In addition, business members can add up to eight business associates (add-ons) to their business account for $35 each. Businesses can also purchase Advantage memberships for their employees under a Group Membership Program. Group rates are $30 per group Advantage membership when purchasing 50 - 999 memberships and $25 per group Advantage membership when purchasing 1,000 or more memberships. Sam's Club PLUS is a premium membership program that offers additional benefits and services. The annual fee for a Primary PLUS member (Business or Advantage) is $100. In addition, Business Plus primary members can add up to 16 business associates (add-ons) to their business membership for $35 each.

Seasonal Aspects of Operations. The Sam’s Club segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, internet-based retailers and catalog businesses. We compete with other retailers for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of small business members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2007, approximately 65% of the Sam’s Club non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and some of the Wal-Mart Stores segment’s distribution centers for perishable items, jewelry, tires and product returns. Suppliers shipped the balance of the Sam’s Club purchases directly to Sam’s Club locations. The principal focus of our Sam’s Club’s distribution operations is on crossdocking product, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers without extra storage. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour. A combination of seven Company-owned and operated distribution facilities, 13 third-party owned and operated facilities, and two third-party owned and operated import distribution centers constitute the overall distribution structure for the Sam’s Club segment. To support the samsclub.com business, Sam’s Club uses one third-party owned and operated distribution center in Texas. Two of the Company-owned and operated facilities are located in Texas with single facilities located in Arizona, Arkansas, Colorado, Indiana and Minnesota. Of the third-party owned and operated facilities, two are in California and one is in each of Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania and Washington. The third-party operated import facilities are located in California and South Carolina. Sam’s Club uses a combination of our private truck fleet as well as common carriers to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

International Segment

Our International segment is comprised of our operations through wholly-owned subsidiaries in Argentina, Brazil, Canada, Puerto Rico, and the United Kingdom, our operations through majority-owned subsidiaries in Central America, Japan and Mexico and our operations through joint ventures in China.

The International segment’s net sales from continuing operations for the fiscal years ended January 31, 2007, 2006 and 2005, were $77.1 billion, $59.2 billion and $52.5 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales or net income.

General.

At January 31, 2007, our international operating formats varied by market and included:

•	Argentina - 13 supercenters

•

Brazil - 26 supercenters, 19 Sam’s Clubs, 66 hypermarkets (Hiper Bompreço, Big), 157 supermarkets (Bompreço, Mercadorama, Nacional), 11 cash-n-carry stores (Maxxi Alacado), 15 combination discount and grocery stores (Todo Dia), 3 general merchandise stores (Magazine) and 2 discount stores (Mini Bompreço)

•	Canada - 7 supercenters, 276 discount stores and 6 Sam’s Clubs

•	China - 68 supercenters, 2 Neighborhood Markets and 3 Sam’s Clubs

•	Costa Rica - 4 hypermarkets (Hiper Mas), 23 supermarkets (Más por Menos), 8 warehouse stores (Maxi Bodega) and 102 discount stores (Pali)

•	El Salvador - 2 hypermarkets (Hiper Paiz), 32 supermarkets (La Despensa de Don Juan) and 29 discount stores (Despensa Familiar)

•	Guatemala - 6 hypermarkets (Hiper Paiz), 28 supermarkets (Paiz), 8 warehouse stores (Maxi Bodega), 2 membership clubs (Club Co) and 88 discount stores (Despensa Familiar)

•	Honduras - 1 hypermarket (Hiper Paiz), 6 supermarkets (Paiz), 5 warehouse stores (Maxi Bodega) and 29 discount stores (Despensa Familiar)

•	Japan - 97 hypermarkets (Livin, Seiyu), 293 supermarkets (Seiyu, Sunny) and 2 general merchandise stores (Seiyu)

•

Mexico - 118 supercenters, 77 Sam’s Clubs, 100 supermarkets (Superama, Mi Bodega), 219 combination discount and grocery stores (Bodega), 61 department stores (Suburbia), 312 restaurants and 2 discount stores (Mi Bodega Express)

•	Nicaragua - 5 supermarkets (La Unión) and 35 discount stores (Pali)

•	Puerto Rico - 6 supercenters, 8 discount stores, 9 Sam’s Clubs and 31 supermarkets (Amigo)

•	United Kingdom - 23 supercenters (Asda), 291 supermarkets (Asda), 7 general merchandise stores (Asda Living), 12 apparel stores (George) and 2 discount stores (Asda Essentials)

Merchandise. The merchandising strategy for the International segment is similar to that of our operations in the United States in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, several store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

Operations. The hours of operation for operating units in the International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. While sales are primarily on a cash-and-carry basis, credit cards or other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

Seasonal Aspects of Operations. The International segment’s business is seasonal to a certain extent. Generally, the highest volume of sales occurs in the fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

Competition. The International segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety, specialty stores, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International segment determines, to a large extent, our competitive position. In our international units, our ability to effectively operate the food departments has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. We utilize a total of 126 distribution facilities located in Argentina, Brazil, Canada, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom. Through these facilities, we process and distribute both imported and domestic product to the operating units of the International segment. During fiscal 2007, approximately 78% of the International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s purchases directly to our stores in the various countries in which we operate. A combination of Company-owned and operated distribution facilities and third-party facilities makes up the overall distribution structure for the International segment. The International segment operates export consolidation facilities in California, Florida and Texas in support of product flow to our Mexican, Asian, and Central and South American markets. Additionally, a Wal-Mart Stores segment distribution center in Pennsylvania exports products to our operations in Canada.

Employees

As of January 31, 2007, the Company employed approximately 1.9 million employees (“associates”) worldwide, with approximately 1.36 million associates in the United States and approximately 550,000 associates in foreign countries. Like almost all retailers, the Company has a large number of part-time, hourly employees and experiences significant turnover in employees each year. In the United States, the Company offers a broad range of company-paid benefits to our associates, including a profit sharing and 401(k) plan, store discount cards, bonuses based on Company performance, discounted stock purchase program and life insurance. The Company also offers health care benefits to eligible full-time and part-time associates. After the first year, the Company’s medical plan has no lifetime maximum for most expenses.

In our operations outside the United States, the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. Our SEC filings, our Senior Financial Officer Code of Ethics and our Statement of Ethics can be found on the Investor Relations page of our website at www.walmartstores.com/investors. These documents, as well as our SEC filings, are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.

A description of any substantive amendment or waiver of Wal-Mart’s Code of Ethics for the CEO and Senior Financial Officers will be disclosed on the Investor Relations page of our website at www.walmartstores.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

Information regarding certain financial measures relating to our operating segments and the net sales from our operations in the United States and outside of the United States and our long-lived assets located in and outside the United States are included in our Annual Report to Shareholders under the caption “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 to our Consolidated Financial Statements included therein, which information is incorporated herein by reference. Portions of our Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

General economic factors, both domestically and internationally, may adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, and other economic factors could adversely affect consumer demand for the products and services we sell through our Wal-Mart Stores segment and Sam’s Club segment, change the mix of products we sell to one with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect the operations and operating results of our Wal-Mart Stores segment and Sam’s Club segment. High levels of unemployment, inflation, changes in tax and other laws, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our International segment.

We may face impediments to our expansion in the United States, including conversions of discount stores into supercenters, which may adversely affect our financial performance.

Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the United States and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets and Sam’s Clubs and to convert existing discount stores into supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. If we are unable to open new supercenters, discount stores, Neighborhood Markets or Sam’s Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts, our financial performance could be adversely affected.

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

We may be unable to continue to identify suitable acquisition candidates at acceptable prices and may not be successful in completing the acquisition of any such candidate identified. Although we ultimately believe we will be able to successfully integrate any newly acquired operations into our existing operations, no certainty exists that future acquisitions or alliances will be successfully integrated into our operations or can be successfully integrated in a reasonable time. Our failure to identify appropriate candidates for acquisition or alliance or to integrate effectively future acquisitions and alliances into our existing operations could adversely affect the growth of our International segment and our future financial performance.

Failure to attract and retain qualified associates and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations in the United States and abroad depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, to attract or to retain qualified personnel or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Wal-Mart Stores segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores and hypermarts, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks, Store Within a Store and Store of the Community, have allowed us to compete successfully against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business.” above for additional discussion of our competitive situation in our various operating segments.

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

We currently conduct operations in Argentina, Brazil, Canada, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom, as well as through joint venture agreements in China. During fiscal 2007, our International operations generated 22.3% of our net sales. As a result of recent acquisitions of operations in foreign countries, we expect that our International operations could account for a larger portion of our net sales in future years despite the recent dispositions of our operations in Germany and South Korea. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our International operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Natural disasters and geo-political events costs could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located or terrorist attacks disrupting transportation and utility systems, both internationally and domestically, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores within a country in which we are operating and the reduction in the availability of products in our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

The significant property damage experienced by the Company and others resulting from the hurricanes in fiscal year 2006 resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and carried higher premiums. As a result the Company has chosen to be primarily self-insured for losses that may result from named windstorms.

Named windstorm activity was minimal in fiscal 2007, and the Company did not incur any significant losses this past hurricane season.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes approximately 1.6 million present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. The U.S. district court hearing this case has issued an order granting in part and denying in part the plaintiffs’ motion for class certification, which we have appealed. Recently, a divided three-judge panel of the United States Court of Appeals for the Ninth Circuit upheld the district court’s ruling, and we are now asking that the ruling be reconsidered by a larger panel of that Court of Appeals. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 8 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K and is included as an exhibit to this Annual Report on Form 10-K.

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.walmart.com and www.samsclub.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The number and location of United States and international Wal-Mart discount stores, supercenters and Sam’s Clubs and other formats are incorporated by reference to the table under the caption “Fiscal 2007 End-of-Year Store Count” included in our Annual Report to Shareholders, which information we have included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2007, in the United States, we owned 2,819 of the buildings in which discount stores, Neighborhood Markets and supercenters operated and 457 of the buildings in which our Sam’s Clubs operated. Land on which our stores are located is either owned or leased by the Company. In the United States, we lease the remaining buildings in which our stores and clubs operate from either commercial property developers pursuant to sale/leaseback arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for fixed annual rentals and, in some cases, the leases provide for additional rent based on sales volume.

We use independent contractors to construct our buildings.

For details on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

International. We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2007, we owned 11 properties in Argentina, 117 properties in Brazil, 112 properties in Canada, 38 properties in Costa Rica, two properties in El Salvador, 13 properties in Guatemala, five properties in Honduras, 55 properties in Japan, 398 properties in Mexico, 13 properties in Nicaragua, 10 properties in Puerto Rico and 218 properties in the United Kingdom in which operating units are located, with the remaining units in each such country and the properties in which the operating units are located in China being leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Our International operations are supported by 126 distribution facilities as of January 31, 2007. Of these 126 distribution facilities, we owned 37 and leased 36. Third parties owned and operated the remaining 53 distribution facilities.

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Note 8 to our Consolidated Financial Statements, which is captioned “Litigation,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. Our Consolidated Financial Statements and the notes thereto are included in our Annual Report to Shareholders. Portions of our Annual Report to Shareholders are an exhibit to this Annual Report on Form 10-K, and are incorporated herein by reference. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit's name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Ballard v. WM, Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Foster v. WM, USDC, N. Dist. of CA, 11/27/06; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM, USDC, Middle Dist. of FL, 1/23/06; Michell v. WM, USDC, Eastern Dist. of TX, Marshall Div., 9/13/02; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Middle Dist. of FL, 1/18/06; Moore v. WM, Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Petty v. WM, Common Pleas Ct. of Montgomery County, OH, 5/16/00; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v.

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

The Environmental Protection Agency (“EPA”) has alleged that the Company and one of its construction contractors have violated the EPA’s stormwater regulations at a site in Caguas, Puerto Rico. The Administrative Complaint filed by the agency proposes an administrative penalty in the amount of $157,500. The parties are currently negotiating toward a resolution of this matter.

The Company is involved in discussions with the California Air Resources Board (“CARB”) to resolve a Notice of Violation issued by CARB alleging that the Company sold portable fuel containers and spouts in California which were not compliant with California’s Portable Fuel Containers and Spouts regulations. CARB alleges that in June 2006, the Company offered for sale various non-compliant 5-gallon portable fuel containers. The Company conducted its own research and discovered possible sales of additional items between 2002 and 2006 which may not have been compliant with the regulations. The Company voluntarily reported this additional information to CARB. The parties are currently negotiating toward a resolution of this matter.

The EPA recently approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment. The Company then approached the EPA independently to address these issues, and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment. The parties are currently negotiating toward a resolution of this matter.

On February 1, 2007, the Company received from the EPA a request pursuant to Section 114(a) of the Federal Clean Air Act seeking detailed information regarding all non-essential products containing ozone-depleting substances including products such as Loony String which Wal-Mart may have sold or distributed since January 1, 2002. On March 8, 2007, the EPA issued a revised request for information in which it limited its request to string products including Loony String, Silly String and Fiesta String, and covering the period from 2004 to the present. Wal-Mart is in the process of gathering the information requested.

In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (“USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response and is currently implementing mitigation measures and working with the USACE to resolve the matter.

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

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Executive Vice President, President and Chief Executive Officer, Wal-Mart Stores Division. From February 2005 to September 2005, he served as Executive Vice President, Chief Operating Officer, Wal-Mart Stores Division. From December 2002 to February 2005, he served as President and Chief Executive Officer of Wal-Mart de Mexico. From July 2001 to December 2002, he served as Senior Vice President and Chief Operating Officer of Wal-Mart de Mexico.	2005	52

M. Susan Chambers	Executive Vice President, People Division. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration. From January 2002 to December 2003, she served as Senior Vice President, Insurance and Benefits Administration.	2006	49

Lesile A. Dach	Executive Vice President, Corporate Affairs and Government Relations. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	52

Michael T. Duke	Vice Chairman, Responsible for International. From April 2003 to September 2005, he served as Executive Vice President, President and Chief Executive Officer, Wal-Mart Stores Division. From July 2000 to April 2003, he served as Executive Vice President, Administration.	2005	57

Thomas D. Hyde	Executive Vice President and Corporate Secretary. From June 2003 to June 2005, he served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2003, he served as Executive Vice President and Senior General Counsel.	2005	58

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Sam’s Club. From August 2002 to August 2005, he served as Executive Vice President, Merchandising and Replenishment, Sam’s Club. Prior to that Mr. McMillon served as Senior Vice President, General Merchandise Manager from October 1999 to August 2002.	2005	40

John B. Menzer	Vice Chairman, Responsible for U.S. From June 1999 to September 2005, he served as Executive Vice President, President and Chief Executive Officer, Wal-Mart International.	2005	56

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer.	2000	54

H. Lee Scott, Jr.	President and Chief Executive Officer.	2000	58

S. Robson Walton	Chairman of the Board of Directors.	1992	62

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller. Prior to September 2005, he served as Vice President and Controller at Southwest Airlines Co. since 2001.	2007	47

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Eleven-Year Financial Summary”, “Market price of common stock,” “Listings—Stock Symbol: WMT” and “Dividends paid per share” in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

Our common stock is principally traded in the United States on the New York Stock Exchange. At March 16, 2007, the latest practicable date, there were 312,423 common stock shareholders of record.

From time to time, we repurchase shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. There is no expiration date for or other restriction limiting the period over which we can make our share repurchases under the program, which will expire if and when we have repurchased an aggregate of $10.0 billion of shares under that program. Share repurchase activity for the fourth quarter of fiscal 2007 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
November 1-30, 2006	8,149,600	$47.37	8,149,600	$5.7
December 1-31, 2006	17,601,300	$46.17	17,601,300	4.9
January 1-31, 2007	13,110,600	$47.77	13,110,650	4.3

Total	38,861,500	$46.96	38,861,500	4.3

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption “Eleven-Year Financial Summary” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to all information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to all information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Auditors” included in the Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we may have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in our Annual Report to Shareholders, and are incorporated in this Item 9A by reference. Portions of our Annual Report to Shareholders is included as an exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the Company’s directors, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to all information under the captions entitled “Information About the Board—Proposal No. 1: Nominees for Election to the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 1, 2007 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The information regarding our Audit Committee, including our audit committee financial expert, our director nomination process, and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement. “Item 1. Business,” above contains information relating to the availability of a copy of this code on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to all information under the caption “Executive Compensation,” and under the subcaptions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” that appear under the caption “Corporate Governance” included in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to all information under the subcaptions “Holdings of Major Shareholders” and “Holdings of Officers and Directors” that appear under the caption “Stock Ownership” and all information that appears under the caption “Equity Compensation Plan Information” included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to all information under the caption “Related-Party Transactions” and under the caption “Information About the Board—Director Independence” included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to all information under the caption “Corporate Governance—Audit Committee Pre-Approval Policy” and under the caption “Company Proposal— Proposal No. 2: Ratification of Independent Accountants” included in our Proxy Statement.

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

(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

3	(a)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-13315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3	(b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated September 25, 2006.

4	(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4	(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4	(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4	(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4	(e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4	(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4	(g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4	(h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4	(i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512)

+10	(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b) from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

+10	(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+10(c)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003 is incorporated herein by reference to Exhibit 10(g) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+10(d)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997, filed on April 21, 1997.

+10(e)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2003 is incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+10(f)	The Rules of the Asda Sharesave Plan 2000, as amended June 4, 2004, are incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(g)	The Asda Colleague Share Ownership Plan 1999, as amended June 4, 2004, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(h)	Retirement Agreement, dated January 22, 2005 between the Company and Thomas M. Coughlin is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2005.

+10(i)	Form of Notice of Non Qualified Stock Option Grant, as amended January 3, 2005, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(j)	Form of Notification of Restricted Stock Award and Terms and Conditions of Award, as amended January 3, 2005, is incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(k)	Form of Notification of Stock Value Equivalent Award and Terms and Conditions of Award, is incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(l)	Form of Post -Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete, Together with Summary of Material Differences From Form of Agreement Filed is incorporated by reference to Exhibit 10(o) from Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on August 26, 2004.

+10(m)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(n)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, as amended January 1, 2005, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(o)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(p)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(q)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(r)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Based Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated September 28, 2005.

+10(s)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated December 12, 2005.

+10(t)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated December 12, 2005.

+10(u)	Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (As Amended Effective January 1, 2005) is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(v)	Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective January 1, 2005 (except as otherwise provided therein) is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 7, 2006.

*12	Statement re computation of ratios.

*13	Portions of the Annual Report to Shareholders for the fiscal year ending January 31, 2007. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2006 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certifications.

**32.2	Chief Financial Officer Section 906 Certifications.

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 27, 2007	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 27, 2007	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer and Director

DATE: March 27, 2007	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 27, 2007	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 27, 2007	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)

DATE: March 27, 2007	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 27, 2007	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: March 27, 2007	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: March 27, 2007	By
James I. Cash, Jr.
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2007

DATE: March 27, 2007	By
Roger C. Corbett
Director

DATE: March 27, 2007	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 27, 2007	By	/s/ David D. Glass
David D. Glass
Director

DATE: March 27, 2007	By	/s/ Roland A. Hernandez
Roland A. Hernandez
Director

DATE: March 27, 2007	By	/s/ Jack C. Shewmaker
Jack C. Shewmaker
Director

DATE: March 27, 2007	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 27, 2007	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 27, 2007	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2007