Form 10-Q
period 2007-04-30
WAL MART STORES INC
filed 2007-06-01
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2007.

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

Common Stock, $.10 Par Value – 4,108,777,695 shares as of May 24, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended April 30,
	2007	2006
Revenues:
Net sales	$85,387	$78,835
Membership and other income	1,023	841

	86,410	79,676

Costs and expenses:
Cost of sales	65,311	60,237
Operating, selling, general and administrative expenses	16,249	14,944

Operating income	4,850	4,495

Interest:
Debt	406	367
Capital leases	69	69
Interest income	(83)	(68)

Interest, net	392	368

Income from continuing operations before income taxes and minority interest	4,458	4,127

Provision for income taxes	1,532	1,388

Income from continuing operations before minority interest	2,926	2,739
Minority interest	(100)	(79)

Income from continuing operations	2,826	2,660
Discontinued operations, net of tax	—	(45)

Net income	$2,826	$2,615

Net income per common share:
Basic income per common share from continuing operations	$0.69	$0.64
Basic loss per common share from discontinued operations	—	(0.01)

Basic net income per common share	$0.69	$0.63

Diluted income per common share from continuing operations	$0.68	$0.64
Diluted loss per common share from discontinued operations	—	(0.01)

Diluted net income per common share	$0.68	$0.63

Weighted-average number of common shares:
Basic	4,122	4,167
Diluted	4,128	4,170

Dividends declared per common share	$0.88	$0.67

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	April 30, 2007	April 30, 2006	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,563	$5,690	$7,373
Receivables	2,924	2,430	2,840
Inventories	35,200	31,900	33,685
Prepaid expenses and other	2,892	2,885	2,690
Current assets of discontinued operations	—	2,557	—

Total current assets	47,579	45,462	46,588

Property and equipment, at cost	112,972	98,633	109,798
Less accumulated depreciation	(25,713)	(21,988)	(24,408)

Property and equipment, net	87,259	76,645	85,390

Property under capital leases	5,445	5,552	5,392
Less accumulated amortization	(2,420)	(2,197)	(2,342)

Property under capital leases, net	3,025	3,355	3,050

Goodwill	14,585	12,807	13,759
Other assets and deferred charges	2,974	2,216	2,406

Total assets	$155,422	$140,485	$151,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$4,627	$3,653	$2,570
Accounts payable	27,562	25,115	28,090
Dividends payable	3,088	2,304	—
Accrued liabilities	13,407	12,602	14,675
Accrued income taxes	1,558	1,969	706
Long-term debt due within one year	4,212	5,528	5,428
Obligations under capital leases due within one year	246	239	285
Current liabilities of discontinued operations	—	587	—

Total current liabilities	54,700	51,997	51,754

Long-term debt	29,567	25,036	27,222
Long-term obligations under capital leases	3,548	3,920	3,513
Deferred income taxes and other	5,426	4,678	4,971
Minority interest	2,270	1,540	2,160

Commitments and contingencies

Shareholders' equity:
Common stock and capital in excess of par value	3,284	3,070	3,247
Retained earnings	53,956	49,020	55,818
Accumulated other comprehensive income	2,671	1,224	2,508

Total shareholders’ equity	59,911	53,314	61,573

Total liabilities and shareholders’ equity	$155,422	$140,485	$151,193

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,826	$2,615
Loss from discontinued operations, net of tax	—	45

Income from continuing operations	2,826	2,660
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,488	1,294
Other	470	(99)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	62	219
(Increase) decrease in inventories	(1,280)	259
Decrease in accounts payable	(1,115)	(442)
Decrease in accrued liabilities	(604)	(103)

Net cash provided by operating activities of continuing operations	1,847	3,788
Net cash used in operating activities of discontinued operations	—	(48)

Net cash provided by operating activities	1,847	3,740

Cash flows from investing activities:
Payments for property and equipment	(3,157)	(3,210)
Proceeds from disposal of property and equipment	170	257
Investment in international operations, net of cash acquired	(466)	(68)
Other investing activities	11	67

Net cash used in investing activities of continuing operations	(3,442)	(2,954)
Net cash used in investing activities of discontinued operations	—	(9)

Net cash used in investing activities	(3,442)	(2,963)

Cash flows from financing activities:
Increase (decrease) in commercial paper	1,988	(112)
Proceeds from issuance of long-term debt	3,170	1,284
Payment of long-term debt	(2,232)	(1,757)
Dividends paid	(908)	(698)
Purchase of Company stock	(943)	—
Other financing activities	(276)	(87)

Net cash provided by (used in) financing activities	799	(1,370)

Effect of exchange rates on cash	(14)	37

Net decrease in cash and cash equivalents	(810)	(556)
Cash and cash equivalents at beginning of year (1)	7,373	6,414

Cash and cash equivalents at end of period (2)	$6,563	$5,858

(1)	Includes cash and cash equivalents of discontinued operations of $221 million at January 31, 2006.
(2)	Includes cash and cash equivalents of discontinued operations of $168 million at April 30, 2006.

WAL-MART STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2007 and 2006, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2007, is derived from the audited financial statements at that date.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2007. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and restricted stock grants. The dilutive effect of stock options and restricted stock was 6 million and 3 million shares in the first quarter of fiscal 2008 and 2007, respectively. The Company had approximately 54 million and 62 million option shares outstanding at April 30, 2007 and 2006, respectively, which were not included in the diluted net income per common share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At April 30, 2007 and 2006, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

NOTE 4. Discontinued Operations

During fiscal 2007, the Company disposed of its operations in South Korea and Germany, which were included in our International segment. Consequently, the net losses and cash flow items related to these operations are presented as discontinued operations in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Additionally, the asset groups disposed of are reported as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of April 30, 2006.

Included in discontinued operations as presented in the Company’s Condensed Consolidated Statement of Income for the quarter ended April 30, 2006, are net sales of $778 million and net losses of $45 million from our South Korean and German operations.

NOTE 5. Acquisitions

In February 2007, the Company announced the purchase of a 35% interest in Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner. The purchase price for the 35% interest was $264 million. Also in February 2007, the Company paid $376 million to purchase a loan issued to the selling BCL shareholders that is secured by the pledge of the remaining equity of BCL. Concurrent with the initial investment in BCL, the Company entered into a stockholders agreement which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the purchase agreement, the Company is committed to purchase the remaining interest in BCL on or before February 2010 subject to certain conditions. The final purchase price for the remaining interest will be approximately $320 million, net of loan repayments and subject to reduction under certain circumstances.

After closing on the acquisition, the Company began consolidating BCL using a December 31 fiscal year-end. The Company’s Condensed Consolidated Statement of Income for the quarter ended April 30, 2007 includes the results of BCL for the period commencing upon the acquisition of the Company’s interest in BCL and ending March 31, 2007. BCL’s results of operations were not material to the Company. Assets recorded in the acquisition were approximately $1.2 billion, including approximately $438 million in goodwill, and liabilities assumed were approximately $908 million. The consolidated financial statements of BCL as well as the allocation of the purchase price are preliminary.

NOTE 6. Long-term Debt

During the first three months of fiscal 2008, the Company issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027. Beginning on October 5, 2007, the Company will pay interest on the notes of each series on April 5 and October 5 of each year. Interest started accruing on such notes on April 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027. Additionally, the Company repaid $1.5 billion in principal for certain notes that matured during the first quarter of fiscal 2008.

NOTE 7. Segments

The Company is principally engaged in the continuing operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom, through joint ventures in China, and through majority-owned subsidiaries in Central America, Japan, China and Mexico. The Company identifies segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among business units of the Company.

The Wal-Mart Stores segment includes the Company’s supercenters, discount stores and Neighborhood Markets in the United States, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations outside of the United States. The amounts under the caption “Other” in the table below are unallocated corporate overhead items.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead and results of discontinued operations. At the beginning of fiscal 2008, the Company revised the measurement of segment operating income. The new measurement now includes within each operating segment certain direct income and expense items that had previously been accounted for as unallocated corporate overhead. All prior year measurements of segment operating income have been restated for comparative purposes. Information on segments and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations appears in the following tables.

Net sales by operating segment were as follows (in millions):

	Three Months Ended April 30,
	2007	2006
Net Sales:
Wal-Mart Stores	$55,437	$52,499
Sam's Club	10,323	9,775
International	19,627	16,561

Total Company	$85,387	$78,835

Segment operating income and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations are as follows (in millions):

	Three Months Ended April 30,
	2007	2006
Operating Income:
Wal-Mart Stores	$3,927	$3,858
Sam's Club	363	303
International	903	757
Other	(343)	(423)

Operating income	$4,850	$4,495
Interest expense, net	(392)	(368)

Income from continuing operations before income taxes, minority interest and discontinued operations	$4,458	$4,127

Goodwill is recorded on the condensed consolidated balance sheet in the operating segments as follows (in millions):

	April 30, 2007	April 30, 2006	January 31, 2007
International	$14,280	$12,502	$13,454
Sam’s Club	305	305	305

Total goodwill	$14,585	$12,807	$13,759

The change in the International segment’s goodwill since the first quarter of fiscal 2007 is primarily the result of the acquisition of BCL and foreign exchange rate fluctuations.

NOTE 8. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. Comprehensive income was $3.0 billion and $2.8 billion for the three months ended April 30, 2007 and 2006, respectively.

NOTE 9. Common Stock Dividends

On March 8, 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.88 per share. The annual dividend is payable in four quarterly installments on April 2, 2007, June 4, 2007, September 4, 2007, and January 2, 2008 to holders of record on March 16, May 18, August 17 and December 14, 2007, respectively. A $0.67 per share annual dividend was declared in the first quarter of fiscal 2007 and paid during fiscal year 2007 in four equal quarterly installments.

NOTE 10. Income Taxes

The Company's effective tax rate was 34.4% for the three months ended April 30, 2007. The Company expects the fiscal 2008 annual effective tax rate to be approximately 34-35%. Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters and the composition of taxable income between domestic and international operations.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective February 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $236 million increase in the liability for unrecognized tax benefits relating to continuing operations and a $28 million increase in the related liability for interest and penalties for a total of $264 million. Of this amount, $160 million was accounted for as a reduction to the February 1, 2007 balance of retained earnings, $70 million as an increase to non-current deferred tax assets, and $34 million as an increase to current deferred tax assets.

As of February 1, 2007, after implementation of FIN 48, the Company’s unrecognized tax benefits relating to continuing operations were $779 million. The amount, if recognized, that would affect the Company’s effective tax rate is $529 million at February 1, 2007.

Additionally, the Company has unrecognized tax benefits of $1.733 billion which if recognized would be recorded as discontinued operations. Of this, $1.670 billion relates to a worthless stock deduction to be claimed for the Company’s disposition of its German operations in fiscal year 2007. The Internal Revenue Service often challenges the characterization of a worthless stock deduction and the resolution of any challenges could result in recognition of all, part or none of the deduction. If the deduction is re-characterized as a capital loss, any benefit from such capital loss could only be realized by offset against future capital gains and would expire in 2012.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative expenses. At February 1, 2007, before any tax benefits, the Company had $177 million of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, tax audit resolutions could potentially reduce unrecognized tax benefits by up to approximately $130 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. Such unrecognized taxed benefits are primarily focused on timing recognition issues and resolution of the gain determination on a discontinued operation in fiscal year 2004. As of April 30, 2007, there were no material changes to the amount of unrecognized tax benefits or the related accrued interest and penalties.

As of February 1, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2004 through 2007, for non-U.S. income taxes for the tax years 2002 through 2006, and for state and local income taxes for the fiscal years 1997 through 2006.

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

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in thirteen of these cases; has been granted in whole or in part in eight of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another six such cases, certification was denied and the case was then dismissed, and in one additional such case, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits, except as noted below.

One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A jury trial on the plaintiffs' claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. Following a bench trial in June 2006, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. On December 27, 2006, the judge entered an order awarding the plaintiffs an additional amount of approximately $26 million in costs and attorneys’ fees. The Company believes it has substantial arguments on appeal, and on January 31, 2007, the Company filed its Notice of Appeal.

In another of the class-action lawsuits described above, Braun/Hummel v. Wal-Mart Stores, Inc., a jury trial was commenced on September 5, 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. The plaintiffs are now seeking an additional award of approximately $62 million in statutory penalties, plus prejudgment interest and attorneys’ fees. The Company believes it has substantial defenses to the claims at issue, and intends to challenge the verdict in post-trial motions and, if necessary, on appeal.

Another of the class-action lawsuits described above, Salvas v. Wal-Mart Stores, Inc., had been scheduled to go to trial on October 2, 2006, before a jury in Cambridge, Massachusetts. The plaintiffs alleged that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks, and were seeking approximately $90 million in back pay, plus statutory treble damages, interest and attorneys' fees. Shortly before the scheduled trial date, however, the judge took the case off the trial docket in order to consider Wal-Mart’s motion to decertify the class, and on November 7, 2006, the judge entered an order decertifying the class entirely. It is anticipated that the judge will certify his ruling for an immediate appeal.

The Company is a defendant in Cruz v. Wal-Mart Stores, Inc., a putative class action pending in California, in which the plaintiffs challenge the methodology of payments made under various associate incentive bonus plans. The court has made no decision on class certification in this case. The Company cannot reasonably estimate the possible loss or range of loss which may result from this lawsuit.

The Company is currently a defendant in two putative class actions pending in federal court in California, in which the plaintiffs seek certification of a class of salaried managers who challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification has been denied and the ruling is now on appeal. In the other (Salvador v. SAM’S), certification has not yet been addressed by the trial court. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits. The Company was previously a defendant in three other cases brought on behalf of salaried managers who challenge their exempt status, which were pending in Michigan, New Mexico, and Tennessee. These three lawsuits have been settled and dismissed. The amount paid in settlement of these matters did not have a material impact on the Company’s financial condition or results of operations.

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

The Company believes that the district court's ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company's petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the Court of Appeals issued a decision affirming the district court’s certification order. On February 20, 2007 the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company. However, because of the uncertainty of the outcome of the appeal from the district court's certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company's liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss which may arise from the litigation.

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

NOTE 12. Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. The Company adopted the guidance during the first quarter of fiscal 2008 and consistent with its historical accounting policies the Company has presented sales net of tax collected.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning February 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our financial statements as of January 31, 2007, and for the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2007, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2007.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of April 30, 2007, and for the three months then ended.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. Segment operating income refers to income from continuing operations before net interest expense, income taxes and minority interest. Segment operating income does not include unallocated corporate overhead and discontinued operations. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. We include in our measure of comparable store sales all stores and clubs that have been open for at least the previous 12 months. Additionally, stores and clubs that are relocated, converted or expanded are excluded from comparable store sales for the first 12 months following the relocation, conversion or expansion. Comparable store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

Key Items in the First Quarter

Significant financial items related to the first quarter of fiscal 2008 include:

•

Net sales increased 8.3% to $85.387 billion in the first quarter of fiscal 2008, and income from continuing operations increased 6.2% to $2.826 billion. For the first quarter of fiscal 2008, the foreign currency exchange rates favorably impacted net sales by $622 million.

•

Comparable store sales in the United States increased 0.6% for the quarter ended April 30, 2007. Comparable store sales at our Wal-Mart Stores segment decreased 0.1% for the first quarter of fiscal 2008, while Sam’s Club’s comparable store sales increased 4.1%, including a negative 0.6 percentage point impact from fuel sales.

•

Net cash provided by operating activities of continuing operations was $1.8 billion for the first quarter of fiscal 2008. Additionally, we paid $943 million in cash to repurchase shares of our common stock and paid dividends of $908 million on our common stock, issued $3.2 billion in long-term debt, repaid $2.2 billion of long-term debt and increased our outstanding commercial paper by $2.0 billion (net of issuances).

•

Total assets increased 10.6%, to $155.4 billion at April 30, 2007, when compared to April 30, 2006. During the first quarter of fiscal 2008, we made $3.2 billion of capital expenditures, down almost 2% from the first quarter of fiscal 2007.

•	On March 8, 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.88 per share, an increase of 31.3% over the dividends paid in fiscal 2007.

•

During the first quarter of fiscal 2008, income from continuing operations was positively impacted by the recognition of a federal excise tax refund, with interest, of approximately $97 million pretax related to past sales of prepaid phone cards at both Wal-Mart Stores and Sam’s Club segments and a pretax charge of approximately $83 million as a result of certain litigation.

•

When compared to the first quarter of fiscal 2007, our Wal-Mart Stores segment experienced a 5.6% increase in net sales and a 1.8% increase in operating income. Wal-Mart Stores segment’s operating income was negatively impacted by 0.7 percentage points due to the combined effect of a charge for certain litigation of $73 million and the recognition of an excise tax refund of $46 million on taxes previously paid on past prepaid phone card sales.

•

Sam’s Club’s continued focus on the needs of each individual member helped drive a 5.6% increase in net sales and a 19.8% increase in operating income when comparing the first quarter of fiscal 2008 with that of fiscal 2007. Of the 19.8% increase in Sam’s Club segment’s operating income, 9.6 percentage points was due to the net effect of recognizing an excise tax refund of $39 million on taxes previously paid on past prepaid phone card sales and a charge for certain litigation of $10 million.

•	Our International segment generated an 18.5% increase in net sales and an operating income increase of 19.3% compared to the first quarter of fiscal 2007.

•

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) and have recorded a cumulative effect adjustment to the opening balance of retained earnings of $160 million, representing additional liabilities for unrecognized tax benefits as measured under the new standard.

Acquisitions and Discontinued Operations

As discussed in Notes 4 and 5 to our condensed consolidated financial statements, the Company acquired an interest in Bounteous Company Ltd. (“BCL”) and disposed of its operations in South Korea and Germany since the first quarter of 2007. As a result, operations of BCL are now consolidated using a December 31 fiscal year-end. The operations in South Korea and Germany are now reported as discontinued operations.

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any discussion of our discontinued operations of South Korea and Germany.

Quarter ended April 30, 2007

The Company and each of its operating segments had net sales for the quarters ended April 30, 2007 and 2006 as follows (dollars in millions):

	Three Months Ended April 30,
	2007	Percent of Total	2006	Percent of Total	Percent Change
Net Sales:
Wal-Mart Stores	$55,437	64.9%	$52,499	66.6%	5.6%
Sam's Club	10,323	12.1%	9,775	12.4%	5.6%
International	19,627	23.0%	16,561	21.0%	18.5%

Total net sales	$85,387	100.0%	$78,835	100.0%	8.3%

The increase in our net sales for the quarter ended April 30, 2007 resulted primarily from our U.S. and global expansion programs.

The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to its relatively flat comparable store sales for the first quarter of fiscal 2008 when compared to the prior year period and due to the increase in the International segment’s net sales. The decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than the Sam’s Club segment.

Our total gross profit as a percentage of sales (our “gross margin”) decreased from 23.6% in the first quarter of fiscal 2007 to 23.5% for the first quarter of fiscal 2008. This decrease is primarily due to pressures on Wal-Mart Stores segment gross margin, partially offset by the refund of excise taxes previously paid on past merchandise sales of prepaid phone cards and relatively solid gross margin performance in the International segment.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were essentially flat compared to the corresponding period in fiscal 2007. Operating expenses as a percentage of net sales for the first quarter of fiscal 2008 were negatively impacted by 0.1 percentage point due to a charge for certain litigation. This charge was offset by improved leveraging of all other operating expenses as a percentage of net sales.

Other income, net, in the first quarter of fiscal 2008 increased 21.6% from the first quarter of fiscal 2007 due to continued

growth in our financial services area, which includes money transfer, money order, bill payment and payroll check cashing services, increases in our Sam’s Club membership fee revenues, and increases in recycling income resulting from our sustainability efforts.

Interest, net, increased 6.5% in the first quarter of fiscal 2008 when compared with the same period last year largely due to higher borrowing levels in the first quarter of fiscal 2008 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate from continuing operations for the first quarter of fiscal 2008 was 34.4% which compares with 33.6% in the first quarter of fiscal 2007. The effective income tax rate increased primarily due to increased state taxes and changes in the mix of taxable income among our domestic and international operations.

Wal-Mart Stores Segment

Quarter ended April 30, 2007

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2007	$55,437	5.6%	$3,927	1.8%	7.1%
2006	52,499	10.2%	3,858	17.3%	7.3%

The first quarter of fiscal 2008 net sales increase for the Wal-Mart Stores segment resulted from our continued expansion activities. Comparable store sales decreased by 0.1% for the first quarter of fiscal 2008 primarily due to a decrease in customer traffic and the negative impact of unseasonable weather. Average transaction size per customer was up slightly in our comparable stores for the quarter.

Segment operating income as a percentage of segment net sales decreased 0.1 percentage point in the first quarter of fiscal 2008 due to the charge for certain litigation partially offset by the benefit from the refund of the excise taxes previously paid for prepaid phone card sales. The net impact of these two items was a reduction in segment operating income of approximately 0.7 percentage points over the same quarter in the prior fiscal year. Offsetting these two items were the increases in recycling income and profits from our financial services area.

Gross margin decreased by 0.1 percentage point due to increased markdowns and higher inventory shrinkage, partially offset by the excise tax refund on taxes previously paid on past prepaid phone card sales. Additionally, our gross margin was positively impacted by an increase in our initial margins on general merchandise from last year’s first quarter.

Operating expenses as a percentage of segment net sales increased by 0.3 percentage points due to the charge for certain litigation and our challenges to leverage operating expenses during a difficult sales environment in the first quarter of fiscal 2008.

Sam’s Club Segment

Quarter ended April 30, 2007

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2007	$10,323	5.6%	$363	19.8%	3.5%
2006	9,775	6.8%	303	3.8%	3.1%

The Sam’s Club segment net sales increase for the first quarter of fiscal 2008 resulted from the growth in comparable club sales and continued expansion activities. First quarter fiscal 2008 comparable club sales increased 4.1%, including a 0.6% negative impact from fuel sales.

The increase in segment operating income as a percentage of segment net sales for the first quarter of fiscal 2008 reflects the net positive impact of the excise tax refund and litigation charge that were previously discussed. The net of these two items resulted in 9.6 percentage points of the increase in segment operating income for the first quarter of fiscal 2008 over the same quarter in the prior fiscal year. The remainder of the increase in segment operating income from the prior year quarter resulted primarily from increased membership income and the leveraging of operating expenses, offset by a decrease in gross margin. Furthermore, operating expenses in the first quarter of fiscal 2007 included an $11 million charge related to closing two Sam’s Clubs.

International Segment

Quarter ended April 30, 2007

Quarter ended April 30,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year first quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2007	$19,627	18.5%	$903	19.3%	4.6%
2006	16,561	25.4%	757	6.8%	4.6%

International segment net sales for the first quarter of fiscal 2008, when compared to net sales in the same period in fiscal 2007, increased as a result of increased sales at existing units and continued expansion activities within the segment. Strong sales increases in the United Kingdom, Mexico, Brazil, and China contributed to the remaining increase in sales for the first quarter of fiscal 2008 when compared to the prior year quarter. Exchange rate movements (primarily in the improvement in the British pound versus the dollar, partially offset by the decline in the Mexican peso versus the dollar) had a favorable impact of $622 million on segment net sales during the quarter.

International segment operating income as a percentage of segment net sales remained unchanged from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. The International segment’s gross margin declined by 0.1 percentage points primarily because of a rollback campaign in Mexico, but the effect of that campaign was partially offset by gross margin improvement in the United Kingdom. Operating expenses as a percentage of the International segment net sales were unchanged. Changes in foreign currency rates had an insignificant impact on the International segment operating income in the first quarter of fiscal 2008.

Unit Data By Segment

	April 30, 2007	April 30, 2006	January 31, 2007
Wal-Mart Stores Segment
Discount stores	1,051	1,183	1,075
Supercenters	2,307	2,022	2,256
Neighborhood Markets	118	104	112

Total Wal-Mart Stores Segment	3,476	3,309	3,443

Sam's Club Segment	582	568	579

United States Total	4,058	3,877	4,022

International Segment
Argentina	14	12	13
Brazil	300	293	299
Canada	290	278	289
Central America	422	376	413
Trust-Mart—China	101	—	—
Wal-Mart—China	83	57	73
Japan	391	397	392
Mexico	907	789	889
Puerto Rico	54	54	54
United Kingdom	336	319	335

Total International Segment	2,898	2,575	2,757

Grand Totals	6,956	6,452	6,779

Liquidity and Capital Resources

Overview

Cash flows from operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by continuing operating activities in the three months ended April 30, 2007 were $1.8 billion, compared with $3.8 billion for the three months ended April 30, 2006. The decrease in operating cash flow from continuing operations was primarily attributable to our period over period increase in inventory levels and the timing of payments in our accounts payable cycle. As compared to the prior year period, our inventory levels increased during the first quarter of 2008 as our purchasing volumes were higher than our achieved net sales results, which were lower than planned.

Additionally, in the first quarter of fiscal 2008 we paid $943 million in cash to repurchase our common stock and paid dividends of $908 million, issued $3.2 billion in long-term debt, repaid $2.2 billion of long-term debt and funded an increase in commercial paper of $2.0 billion (net of issuances).

During the first three months of fiscal 2008, we issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027. Beginning on October 5, 2007, we will pay interest on the notes of each series on April 5 and October 5 of each year. Interest started accruing on such notes on April 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027. Additionally, we paid $1.5 billion to pay in full the principal amount of certain notes that matured during the first quarter of fiscal 2008.

Working Capital

Current liabilities exceeded current assets at April 30, 2007 by $7.1 billion, an increase of $2.0 billion from January 31, 2007. The ratio of our current assets to our current liabilities was 0.9 at April 30, 2007, April 30, 2006 and January 31, 2007, respectively. We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders through share repurchases and dividends.

Company Stock Repurchase Program and Common Stock Dividends

From time to time, we have repurchased shares of our common stock under a $10 billion share repurchase program authorized by our Board of Directors in September 2004. During the first three months of fiscal 2008, we repurchased shares of our common stock having an aggregate purchase price of $967 million of shares under this program. No shares of our common stock were repurchased under this program in the first three months of fiscal 2007. At April 30, 2007, approximately $3.3 billion remained of the original $10 billion authorization.

On May 31, 2007, the Board of Directors replaced the $10 billion share repurchase program with a new $15 billion share repurchase program. Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15 billion of our shares under the program. Under the new program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

On March 8, 2007, the Company’s Board of Directors approved an increase in the Company’s annual dividend to $0.88 per share. The annual dividend is payable in four quarterly installments on April 2, 2007, June 4, 2007, September 4, 2007, and January 2, 2008 to holders of record on March 16, May 18, August 17 and December 14, 2007, respectively. A $0.67 per share annual dividend was declared in the first quarter of fiscal 2007 and paid in four equal quarterly installments.

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

To monitor our capacity for long-term financing, we use the ratio of adjusted cash flow from operations to adjusted average debt as our primary leverage metric, which is consistent with one of the methods commonly used by credit rating agencies to determine our credit rating. This metric was 38% for the trailing twelve months ending April 30, 2007 and lower than the 43% for our fiscal year 2007. The measurement of the metric at the end of each time period is well within the appropriate range for maintaining our credit rating. The decrease in the metric is primarily due to the decrease in our cash flows from operating activities of continuing operations as discussed above. A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set for in Exhibit 12.2 along with a reconciliation to the corresponding measurement under generally accepted accounting principles.

We also continue to monitor the ratio of our debt to our total capitalization as additional support for our long-term financing decisions. At April 30, 2007, April 30, 2006 and January 31, 2007, the ratio of our debt to total capitalization was approximately 41.3%, 41.9% and 38.8%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper, total long-term debt and total capital lease obligations. Total capitalization is defined as debt plus shareholders' equity.

Future Expansion

On June 1, 2007, the Company announced its plans to moderate capital investment for U.S. supercenters. This moderation in capital investment results in a growth program of 190 to 200 new U.S. supercenters (with relocations, conversions or expansions accounting for approximately 110 of those supercenters) during this fiscal year and approximately 170 supercenters in each of the next three fiscal years but we will continue to annually review our expansion strategy. In October 2006, the Company had announced that its fiscal year 2008 growth plans included 265 and 270 new supercenters (with relocations, conversions or expansions accounting for approximately 145 of those supercenters). This strategy does not affect the capital investment plans for the Company's Sam's Club or International operations. Capital expenditures for fiscal 2008 are now expected to be approximately $15.5 billion, down from our previous projection of $17 billion. We still plan to finance this expansion during fiscal 2008 primarily out of cash flows from operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2007 are similar to those disclosed in our Form 10-K for the year ended January 31, 2007.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of the Annual Report to Shareholders for the year ended January 31, 2007 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2007, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 11 to our condensed consolidated financial statements, which is captioned “Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit's name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Ballard v. WM, Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; McGlothan v. WM, USDC, Middle Dist. of FL, 1/23/06; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Middle Dist. of FL, 1/18/06; Moore v. WM, Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Petty v. WM, Common Pleas Ct. of Montgomery County, OH, 5/16/00; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George's County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, USDC, Northern Dist. of CA, 3/20/06; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Thiebes v. WM, USDC, Dist. of OR, 6/30/98; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06;; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

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

The Environmental Protection Agency (“EPA”) has alleged that the Company and one of its construction contractors have violated the EPA's stormwater regulations at a site in Caguas, Puerto Rico. The Company has resolved this matter by entering into a consent agreement and final order with the EPA, which requires the payment of an administrative penalty of $24,000 and an agreement to perform a supplemental environmental project involving the acquisition and preservation of wetlands in the amount of $98,000.

The Company is involved in discussions with the California Air Resources Board ("CARB") to resolve a Notice of Violation issued by CARB alleging that the Company sold portable fuel containers and spouts in California which were not compliant with California's Portable Fuel Containers and Spouts regulations. CARB alleges that in June 2006, the Company offered for sale various non-compliant 5-gallon portable fuel containers. The Company conducted its own research and discovered possible sales of additional items between 2002 and 2006 which may not have been compliant with the regulations. The Company voluntarily reported this additional information to CARB. The parties are currently in the process of negotiating a resolution of this matter.

The EPA recently approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment. The Company then approached the EPA independently to address these issues, and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment. The parties are currently negotiating a resolution of this matter.

On February 1, 2007, the Company received from the EPA a request pursuant to Section 114(a) of the Federal Clean Air Act seeking detailed information regarding all non-essential products containing ozone-depleting substances including products such as Loony String which the Company may have sold or distributed since January 1, 2002. On March 8, 2007, the EPA issued a revised request for information in which it limited its request to string products including Loony String, Silly String and Fiesta String, and covering the period from 2004 to the present. The Company submitted an initial response to the EPA on May 8, 2007, and is continuing to gather the requested information. The Company is cooperating fully with the EPA regarding this matter.

In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (“USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response and is currently implementing mitigation measures and working with the agency to resolve the matter.

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

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2007, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we repurchase shares of our common stock under a $10 billion share repurchase program authorized by our Board of Directors in September 2004. Share repurchase activity for the first quarter of fiscal 2008 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2007	7,516,800	$48.31	7,516,800	$3.9
March 1-31, 2007	4,913,147	$47.17	4,913,147	$3.7
April 1-30, 2007	7,730,600	$48.11	7,730,600	$3.3

Total	20,160,547	$47.96	20,160,547	$3.3

On May 31, 2007, the Board of Directors replaced the $10 billion share repurchase program with a new $15 billion share repurchase program. Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15 billion of our shares under the program. Under the new program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Item 5.	Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 10 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2008, a statement in Note 12 to our condensed consolidated financial statements regarding the expected impact of our adoption of SFAS 157 on our financial condition and results of operations, statements under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities and statements under the subcaption “Future Expansion” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding a description of our revised U.S. supercenter growth strategy and capital expenditure plan. These statements are identified by the use of the words “anticipate,” “expected,” “expects,” “plan,” or a variation of one of those words in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2007. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 12.2*	Ratio of Adjusted Cash Flow from Operations to Adjusted Average Debt

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 1, 2007	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer

Date: June 1, 2007	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and Chief Financial Officer

Date: June 1, 2007	By:	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

12.1*	Ratio of Earnings to Fixed Charges

12.2*	Ratio of Adjusted Cash Flow from Operations to Adjusted Average Debt

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.