Form 10-Q
period 2007-07-31
WAL MART STORES INC
filed 2007-09-10
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2007.

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

Common Stock, $.10 Par Value – 4,068,226,506 shares as of August 24, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Net sales	$91,990	$84,524	$177,377	$163,359
Membership and other income	1,022	906	2,045	1,746

	93,012	85,430	179,422	165,105

Costs and expenses:
Cost of sales	70,589	64,585	135,900	124,822
Operating, selling, general and administrative expenses	17,130	15,741	33,379	30,683

Operating income	5,293	5,104	10,143	9,600

Interest:
Debt	446	387	852	754
Capital leases	42	69	111	137
Interest income	(82)	(63)	(165)	(131)

Interest, net	406	393	798	760

Income from continuing operations before income taxes and minority interest	4,887	4,711	9,345	8,840

Provision for income taxes	1,676	1,636	3,208	3,025

Income from continuing operations before minority interest	3,211	3,075	6,137	5,815
Minority interest	(106)	(91)	(206)	(170)

Income from continuing operations	3,105	2,984	5,931	5,645
Loss from discontinued operations, net of tax	(153)	(901)	(153)	(947)

Net income	$2,952	$2,083	$5,778	$4,698

Net income per common share:
Basic income per common share from continuing operations	$0.76	$0.72	$1.44	$1.35
Basic loss per common share from discontinued operations	(0.04)	(0.22)	(0.03)	(0.22)

Basic net income per common share	$0.72	$0.50	$1.41	$1.13

Diluted income per common share from continuing operations	$0.76	$0.72	$1.44	$1.35
Diluted loss per common share from discontinued operations	(0.04)	(0.22)	(0.04)	(0.22)

Diluted net income per common share	$0.72	$0.50	$1.40	$1.13

Weighted-average number of common shares:
Basic	4,102	4,168	4,112	4,167
Diluted	4,108	4,172	4,118	4,171

Dividends declared per common share	$—	$—	$0.88	$0.67

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	July 31, 2007	July 31, 2006	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,094	$6,386	$7,373
Receivables	2,767	2,522	2,840
Inventories	34,184	32,087	33,685
Prepaid expenses and other	3,342	3,307	2,690
Current assets of discontinued operations	—	1,870	—

Total current assets	46,387	46,172	46,588

Property and equipment, at cost	116,654	103,121	109,798
Less accumulated depreciation	(26,773)	(23,198)	(24,408)

Property and equipment, net	89,881	79,923	85,390

Property under capital leases	5,515	5,523	5,392
Less accumulated amortization	(2,448)	(2,264)	(2,342)

Property under capital leases, net	3,067	3,259	3,050

Goodwill	14,655	13,269	13,759
Other assets and deferred charges	2,959	2,165	2,406

Total assets	$156,949	$144,788	$151,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$8,117	$6,072	$2,570
Accounts payable	27,748	26,023	28,090
Dividends payable	1,794	1,305	—
Accrued liabilities	14,056	13,028	14,675
Accrued income taxes	170	700	706
Long-term debt due within one year	3,176	6,235	5,428
Obligations under capital leases due within one year	189	196	285
Current liabilities of discontinued operations	—	580	—

Total current liabilities	55,250	54,139	51,754

Long-term debt	27,966	24,099	27,222
Long-term obligations under capital leases	3,594	3,883	3,513
Deferred income taxes and other	5,449	4,741	4,971
Minority interest	2,404	1,554	2,160

Commitments and contingencies

Shareholders’ equity:
Common stock and capital in excess of par value	3,412	3,165	3,247
Retained earnings	55,414	51,091	55,818
Accumulated other comprehensive income	3,460	2,116	2,508

Total shareholders’ equity	62,286	56,372	61,573

Total liabilities and shareholders’ equity	$156,949	$144,788	$151,193

WAL-MART STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,778	$4,698
Loss from discontinued operations, net of tax	153	947

Income from continuing operations	5,931	5,645
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,060	2,642
Other	68	(443)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	255	134
(Increase) decrease in inventories	(64)	134
(Decrease) increase in accounts payable	(1,134)	224
Decrease in accrued liabilities	(1,524)	(1,030)

Net cash provided by operating activities of continuing operations	6,592	7,306
Net cash used in operating activities of discontinued operations	—	(46)

Net cash provided by operating activities	6,592	7,260

Cash flows from investing activities:
Payments for property and equipment	(6,971)	(6,812)
Proceeds from disposal of property and equipment	319	94
Investment in international operations, net of cash acquired	(467)	(68)
Other investing activities	(61)	(18)

Net cash used in investing activities of continuing operations	(7,180)	(6,804)
Net cash provided by investing activities of discontinued operations	—	45

Net cash used in investing activities	(7,180)	(6,759)

Cash flows from financing activities:
Increase in commercial paper	5,487	2,297
Proceeds from issuance of long-term debt	3,818	1,932
Payment of long-term debt	(5,435)	(2,797)
Dividends paid	(1,811)	(1,408)
Purchase of Company stock	(2,484)	—
Other financing activities	(435)	(393)

Net cash used in financing activities	(860)	(369)

Effect of exchange rates on cash	169	71

Net (decrease) increase in cash and cash equivalents	(1,279)	203
Cash and cash equivalents at beginning of year (1)	7,373	6,414

Cash and cash equivalents at end of period (2)	$6,094	$6,617

(1)	Includes cash and cash equivalents of discontinued operations of $221 million at January 31, 2006.
(2)	Includes cash and cash equivalents of discontinued operations of $231 million at July 31, 2006.

WAL-MART STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of July 31, 2007 and 2006, and the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2007 and 2006, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2007, is derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

General Liability and Workers’ Compensation Change in Estimate

Liabilities associated with general liability and workers’ compensation claims against the Company are estimated by considering the Company’s historical claims experience, including frequency and severity of claims, and certain actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims. During the last few years, we have enhanced how we manage claims. As a result, our loss experience with respect to such claims has improved and the actuarially determined ultimate loss estimates, primarily for fiscal year 2004 through 2007 claims, were reduced during the quarter ended July 31, 2007. The reductions in ultimate loss estimates resulted primarily from improved claims handling experience, which impacts loss development factors and other actuarial assumptions. Due to the beneficial change in estimate of our ultimate losses, accrued liabilities for general liability and workers’ compensation claims were reduced by $196 million after tax, resulting in an increase in net income per basic and diluted common share of $0.05.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and restricted stock grants. The dilutive effect of stock options and restricted stock was 6 million for the second quarter and first six months of fiscal 2008 and 4 million shares for the second quarter and first six months of fiscal 2007, respectively. The Company had approximately 59 million and 61 million option shares outstanding at July 31, 2007 and 2006, respectively, which were not included in the diluted net income per common share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At July 31, 2007 and 2006, our inventories valued at LIFO approximated those inventories had they been valued at FIFO.

NOTE 4. Discontinued Operations

During fiscal 2007, the Company disposed of its operations in South Korea and Germany, which had been included in our International segment. Consequently, the net losses and cash flows related to these operations are presented as discontinued operations in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Additionally, the asset groups disposed of are reported as current assets and current liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of July 31, 2006.

As previously reported, in July 2006 the Company agreed to dispose of its German operations to Metro AG (“Metro”) and reported the disposal as discontinued operations during the second quarter ended July 31, 2006. To reflect recent non-binding discussions with Metro at the end of August 2007, the Company recorded a second quarter 2008 charge of $153 million to discontinued operations related to a post-closing adjustment and certain other indemnification obligations. The Company does not believe that the ultimate resolution of the post-closing adjustment or liabilities, if any, under the indemnifications will have a material impact on the Company’s financial condition or results of operations.

The loss from discontinued operations as presented in the Company’s Condensed Consolidated Statements of Income for the quarter and six months ended July 31, 2006, includes a loss of $863 million on the disposition of our German operations, and net sales and net losses from our South Korean and German operations as follows:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Net Sales	$842	$1,621
Net Losses	(38)	(84)

NOTE 5. Acquisitions

In February 2007, the Company announced the purchase of a 35% interest in Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner. The purchase price for the 35% interest was $264 million. Also in February 2007, the Company paid $376 million to purchase a loan issued to the selling BCL shareholders that is secured by the pledge of the remaining equity of BCL. Concurrently with its initial investment in BCL, the Company entered into a stockholders agreement which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the purchase agreement, the Company is committed to purchase the remaining interest in BCL on or before February 2010 subject to certain conditions. The final purchase price for the remaining interest will be approximately $320 million, net of loan repayments and subject to reduction under certain circumstances.

After closing on the acquisition, the Company began consolidating BCL using a December 31 fiscal year-end. The Company’s Condensed Consolidated Statements of Income for the quarter and six months ended July 31, 2007 includes the results of BCL for the period commencing upon the acquisition of the Company’s interest in BCL and ending June 30, 2007. BCL’s results of operations were not material to the Company. Assets recorded in the acquisition were approximately $1.2 billion, including approximately $438 million in goodwill, and liabilities assumed were approximately $908 million. The consolidated financial statements of BCL, as well as the allocation of the purchase price are preliminary.

NOTE 6. Significant Long-term Debt Transactions

During the first six months of fiscal 2008, the Company issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027. Beginning on October 5, 2007, the Company will pay interest on the notes of each series on April 5 and October 5 of each year. Interest started accruing on such notes on April 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027. Additionally, the Company repaid $4 billion in principal for certain notes that matured during the first six months of fiscal 2008.

NOTE 7. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom and through majority-owned subsidiaries in Central America, Japan, and Mexico. The Company operates retail stores in China through joint ventures and through its controlling interest BCL. The Company identifies segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among business units of the Company.

The Wal-Mart Stores segment includes the Company’s supercenters, discount stores and Neighborhood Markets in the United States, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of the Company’s operations outside of the United States. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead and results of discontinued operations. At the beginning of fiscal 2008, the Company revised the measurement of each segment’s operating income.

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

Net sales by operating segment were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net Sales:
Wal-Mart Stores	$59,013	$55,389	$114,450	$107,888
Sam’s Club	11,377	10,472	21,700	20,247
International	21,600	18,663	41,227	35,224

Total Company	$91,990	$84,524	$177,377	$163,359

Segment operating income and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations are as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Operating Income:
Wal-Mart Stores	$4,273	$4,116	$8,201	$7,974
Sam’s Club	447	402	810	704
International	1,042	991	1,945	1,748
Other	(469)	(405)	(813)	(826)

Operating income	$5,293	$5,104	$10,143	$9,600
Interest expense, net	(406)	(393)	(798)	(760)

Income from continuing operations before income taxes, minority interest and discontinued operations	$4,887	$4,711	$9,345	$8,840

Goodwill is recorded on the Condensed Consolidated Balance Sheets in the operating segments as follows (in millions):

	July 31, 2007	July 31, 2006	January 31, 2007
International	$14,350	$12,964	$13,454
Sam’s Club	305	305	305

Total goodwill	$14,655	$13,269	$13,759

The change in the International segment’s goodwill since the second quarter of fiscal 2007 is primarily the result of the acquisition of BCL and foreign exchange rate fluctuations.

NOTE 8. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. Comprehensive income was $3.7 billion and $6.7 billion for the three and six months ended July 31, 2007 and $3.0 billion and $5.8 billion for the three and six months ended July 31, 2006, respectively.

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

NOTE 10. Income Taxes

The Company’s effective tax rate was 34.3% for the second quarter of fiscal 2008. The Company expects the fiscal 2008 annual effective tax rate to be between 34% and 35%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters and the composition of taxable income between domestic and international operations.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income adjusted for revenues and expenses that do not have tax consequences (permanent items), statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective February 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $236 million increase in the liability for unrecognized tax benefits relating to continuing operations and a $28 million increase in the related liability for interest and penalties for a total of $264 million. Of this amount, $160 million was accounted for as a reduction to the February 1, 2007 balance of retained earnings, $70 million as an increase to non-current deferred tax assets, and $34 million as an increase to current deferred tax assets.

As of February 1, 2007, after implementation of FIN 48, the Company’s unrecognized tax benefits relating to continuing operations were $779 million. The amount, if recognized, that would affect the Company’s effective tax rate is $529 million at February 1, 2007. The difference represents the amount of unrecognized tax benefits for which the ultimate tax consequence is certain, but for which there is uncertainty about the timing of the tax consequence recognition.

Additionally, as of February 1, 2007, the Company had unrecognized tax benefits of $1.733 billion which if recognized would be recorded as discontinued operations. Of this, $1.670 billion related to a worthless stock deduction to be claimed for the Company’s disposition of its German operations in the second quarter of fiscal 2007. In the second quarter of fiscal 2008, unrecognized tax benefits relating to discontinued operations increased by $57 million as a result of the final resolution of outstanding purchase price adjustment claims and certain indemnities in conjunction with the disposition of its German operations. The Internal Revenue Service often challenges the characterization of a worthless stock deduction and the resolution of any challenges could result in recognition of all, part or none of the deduction. If the deduction is re-characterized as a capital loss, any benefit from such capital loss could only be realized by offset against future capital gains and would expire in 2012.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative expenses. At February 1, 2007, before any tax benefits, the Company had $177 million of accrued interest and penalties on unrecognized tax benefits.

In the normal course of business, the Company provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the second quarter of fiscal 2008, unrecognized tax benefits related to continuing operations and accrued interest increased by $36 million and $15 million, respectively. For the first six months of fiscal 2008, unrecognized tax benefits related to continuing operations and accrued interest increased by $65 million and $20 million, respectively. During the next twelve months, tax audit resolutions could potentially reduce unrecognized tax benefits by up to approximately $157 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. Such unrecognized taxed benefits relate primarily to timing recognition issues and the resolution of the gain determination on a discontinued operation in fiscal year 2004.

The Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2004 through 2007, for non-U.S. income taxes for the tax years 2002 through 2006, and for state and local income taxes for the fiscal years 1997 through 2006.

NOTE 11. Legal Proceedings

The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations, unless otherwise noted.

Wage and Hour “Off the Clock” Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in eleven of these cases; has been granted in whole or in part in eight of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another seven such cases, certification was denied and the case was then dismissed, and in two additional such cases, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except as noted below.

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

Another of the class-action lawsuits described above, Braun v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning on September 24, 2007, in the First Judicial District Court for Dakota County, Minnesota. The plaintiffs allege that class members were not paid for all time worked and were not provided meal and rest breaks in accordance with Minnesota law, and seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties, and punitive damages. The Company believes that it has substantial factual and legal defenses to the allegations at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

California Labor Code Case: The Company is a defendant in Cruz v. Wal-Mart Stores, Inc., a putative class action pending in California, in which the plaintiffs challenge the methodology of payments made under various associate incentive bonus plans. The court has made no decision on class certification in this case. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

Exempt Status Cases: The Company is currently a defendant in two putative class actions pending in federal court in California, in which the plaintiffs seek certification of a class of salaried managers who challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification has been denied and the ruling is now on appeal. In the other (Salvador v. Wal-Mart Stores, Inc.), certification has not yet been addressed by the trial court. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Gender Discrimination Cases: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages, and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female associates.

The Company believes that the district court’s ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the Court of Appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company. However, because of the uncertainty of the outcome of the appeal from the district court’s certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

The Company is a defendant in a lawsuit that was filed on August 24, 2001, in the United States District Court for the Eastern District of Kentucky. EEOC (Janice Smith) v. Wal-Mart Stores, Inc. is an action brought by the EEOC on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, distribution center from 1995 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The class seeks back pay for those females not selected for hire or transfer during the relevant time period. The class also seeks injunctive and prospective affirmative relief. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

California Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the Company’s handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company’s distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the Company’s handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. The Company is cooperating fully with the respective authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands required disclosures about fair value measurements. The Company will adopt SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning February 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

NOTE 13. Subsequent Events

In August 2007, the Company announced the signing of an agreement between Wal-Mart and Bharti Enterprises, an Indian company, to establish a joint venture called Bharti Wal-Mart Private Limited for wholesale cash-and-carry and back-end supply chain management operations in India, in line with Government of India guidelines. The first wholesale facility is targeted to open late next year. The venture will establish wholesale warehouse facilities that will serve retailers and business owners by selling them merchandise at wholesale prices. The joint venture also will serve Bharti Retail, a wholly-owned subsidiary of Bharti Enterprises, that is developing a chain of retail stores in India. In addition, Bharti Retail has entered into a franchise agreement with Wal-Mart under which we will provide technical support to its retail business.

On August 24, 2007, the Company issued $500 million of 5.800% Notes Due 2018 and $2.25 billion of 6.500% Notes Due 2037. The Company will pay interest on the notes of each series on February 15 and August 15 of each year, beginning on February 15, 2008. Interest on the notes of each series will accrue from August 24, 2007. The 2018 notes will mature on February 15, 2018, and the 2037 notes will mature on August 15, 2037.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our financial statements as of January 31, 2007, and for the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2007, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2007.

We intend for this discussion to provide the reader with information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

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

Key Items in the Second Quarter

Significant financial items related to the second quarter of fiscal 2008 include:

•

Net sales increased 8.8% to $91.99 billion in the second quarter of fiscal 2008, and income from continuing operations increased 4.1% to $3.11 billion. For the second quarter of fiscal 2008, foreign currency exchange rates favorably impacted net sales by $1.0 billion.

•

Comparable store sales in the United States increased 2.0% for the quarter ended July 31, 2007. Comparable store sales at our Wal-Mart Stores segment increased 1.2% for the second quarter of fiscal 2008, while Sam’s Club’s comparable store sales increased 6.5%, including a positive 0.6 percentage point impact from fuel sales.

•

Net cash provided by operating activities of continuing operations was $6.6 billion for the first six months of fiscal 2008. Additionally, we paid $2.5 billion in cash to repurchase shares of our common stock and paid dividends of $1.8 billion, issued $3.8 billion in long-term debt, repaid $5.4 billion of long-term debt and increased our outstanding commercial paper by $5.5 billion (net of repayments).

•

Total assets increased 8.4%, to $156.9 billion at July 31, 2007, compared to July 31, 2006. During the first six months of fiscal 2008, we made $7.0 billion of capital expenditures, up 2.3% from the first six months of fiscal 2007.

•	Our Wal-Mart Stores segment experienced a 6.5% increase in segment net sales and a 3.8% increase in segment operating income.

•	Sam’s Club produced an 8.6% increase in segment net sales and an 11.2% increase in segment operating income.

•	Our International segment generated a 15.7% increase in segment net sales and a 5.1% increase in segment operating income.

•

Income from continuing operations for the second quarter of fiscal 2008 included the impact of three items that provided an after-tax net benefit of $171 million, or $0.04 per share: 1) accrued liabilities for general liability and workers’ compensation claims were reduced by $196 million after tax; 2) recognition of $41 million in after-tax gains from the sale of certain real estate properties; and 3) charges of $66 million after tax for certain legal and other contingencies.

Acquisitions and Discontinued Operations

As discussed in Notes 4 and 5 to our condensed consolidated financial statements, the Company acquired an interest in and voting control of Bounteous Company Ltd. (“BCL”), which operates 101 units under the Trust-Mart banner in China, and disposed of its operations in South Korea and Germany since the second quarter of fiscal 2007. As a result, operations of BCL are now consolidated using a December 31 fiscal year-end. The operations in South Korea and Germany are reported as discontinued operations.

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations in South Korea and Germany.

Quarter ended July 31, 2007

The Company and each of its operating segments had net sales for the quarters ended July 31, 2007 and 2006 as follows (dollars in millions):

	Three Months Ended July 31,		Three Months Ended July 31,
	2007	Percent of Total	2006	Percent of Total	Percent Change
Net Sales:
Wal-Mart Stores	$59,013	64.1%	$55,389	65.5%	6.5%
Sam’s Club	11,377	12.4%	10,472	12.4%	8.6%
International	21,600	23.5%	18,663	22.1%	15.7%

Total net sales	$91,990	100.0%	$84,524	100.0%	8.8%

The increase in our net sales for the quarter ended July 31, 2007 resulted primarily from our U.S. and global expansion programs and a comparable store sales increase of 2.0% in the United States. For the second quarter of fiscal 2008, foreign currency exchange rates favorably impacted net sales by $1.0 billion.

The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower comparable store sales in the second quarter of fiscal 2008 and the higher net sales increase in the Sam’s Club and International segments from the prior year period.

Our total gross margin as a percentage of net sales (our “gross margin”) decreased from 23.6% in the second quarter of fiscal 2007 to 23.3% for the second quarter of fiscal 2008. This decrease is primarily due to pressures on Wal-Mart Stores segment gross margin arising from its price leadership initiatives, increased markdowns and inventory shrink and the mix of products sold, the effect of which was partially offset by stable gross margin performance in the Sam’s Club and International segments.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were essentially flat compared to the corresponding period in fiscal 2007. Operating expenses for the second quarter of fiscal 2008 included the favorable impact of a change in estimated losses associated with our general liability and workers’ compensation claims which reduced our accrued liabilities for such claims by $298 million pre-tax, partially offset by $100 million in pre-tax charges for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales by 0.2 percentage points. Otherwise, operating expenses as a percentage of net sales increased primarily due to lower segment net sales increases compared to the prior year for our Wal-Mart Stores and International segments.

Membership and other income in the second quarter of fiscal 2008 increased 12.8% from the second quarter of fiscal 2007 due to continued growth in our financial services area, which includes money transfer, money order, bill payment and payroll check cashing services, Sam’s Club membership fee revenues, and recycling income resulting from our sustainability efforts. Membership and other income for the second quarter of fiscal 2008 also includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 3.3% in the second quarter of fiscal 2008 when compared with the same period last year largely due to higher borrowing levels in the second quarter of fiscal 2008 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate from continuing operations for the second quarter of fiscal 2008 was 34.3% which compares with 34.7% in the second quarter of fiscal 2007. The effective income tax rate improved primarily due to the mix of taxable income among our domestic and international operations.

Six months ended July 31, 2007

The Company and each of its operating segments had net sales for the six months ended July 31, 2007 and 2006 as follows (dollars in millions):

	Six Months Ended July 31,		Six Months Ended July 31,
	2007	Percent of Total	2006	Percent of Total	Percent Change
Net Sales:
Wal-Mart Stores	$114,450	64.6%	$107,888	66.0%	6.1%
Sam’s Club	21,700	12.2%	20,247	12.4%	7.2%
International	41,227	23.2%	35,224	21.6%	17.0%

Total net sales	$177,377	100.0%	$163,359	100.0%	8.6%

The increase in our net sales for the six months ended July 31, 2007 resulted primarily from our U.S. and global expansion programs and a comparable store sales increase of 1.3% in the United States. Foreign currency exchange rates favorably impacted net sales by $1.6 billion for the six months ended July 31, 2007.

The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower comparable store sales for the Wal-Mart Stores segment in the first six months of fiscal 2008 when compared to the prior year period and the increase in the International segment’s net sales. The decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than in the Sam’s Club segment.

Our gross margin decreased from 23.6% in the first half of fiscal 2007 to 23.4% for the first six months of fiscal 2008. This decrease was primarily due to pressures on Wal-Mart Stores segment’s gross margin from its price leadership initiatives, increased markdowns and inventory shrink and the mix of products sold, partially offset by the $97 million refund of excise taxes previously paid on past merchandise sales of prepaid phone cards and the stable gross margin performance in the International segment.

Operating expenses as a percentage of net sales were essentially flat compared to the corresponding period in fiscal 2007. Operating expenses for the first half of fiscal 2008 include the favorable impact of a change in estimated losses associated with our general liability and workers’ compensation claims which reduced our accrued liabilities for such claims by $298 million pre-tax, partially offset by $183 million in pre-tax charges for certain litigation and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales by 0.1 percentage points. Otherwise, operating expenses as a percentage of net sales increased primarily due to lower segment net sales increases compared to the prior year for our Wal-Mart Stores and International segments.

Membership and other income in the first half of fiscal 2008 increased 17.1% from the first half of fiscal 2007 due to continued growth in our financial services area, Sam’s Club membership fee revenues, and recycling income. Membership and other income for the first six months of fiscal 2008 also includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 5.0% in the first six months of fiscal 2008 when compared with the same period last year largely due to higher borrowing levels in the first six months of fiscal 2008 and the impact of rising interest rates on our floating rate debt and commercial paper.

Our effective income tax rate from continuing operations for the first six months of fiscal 2008 was 34.3%, which was relatively consistent with 34.2% for the first six months of fiscal 2007.

Wal-Mart Stores Segment

Quarter ended July 31, 2007

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2007	$59,013	6.5%	$4,273	3.8%	7.2%
2006	$55,389	6.9%	$4,116	6.7%	7.4%

The net sales increase for the Wal-Mart Stores segment in the second quarter of fiscal 2008 resulted from our continued expansion activities and a comparable store sales increase of 1.2%. Comparable store sales for the second quarter of fiscal 2008 increased primarily due to an increase in average transaction size per customer which was up slightly, partially offset by a decrease in customer traffic in our comparable stores.

Gross margin as a percentage of segment net sales decreased 0.5 percentage points due to a focus on price leadership and increased markdown activity, as well as higher inventory shrinkage during the second quarter of fiscal 2008. Sales strength in lower-margin food and entertainment combined with soft sales in higher-margin apparel and home categories also had an unfavorable gross margin impact.

Operating expenses as a percentage of segment net sales for the second quarter of fiscal 2008 were lower compared to the corresponding period in fiscal 2007. Operating expenses for the second quarter of fiscal 2008 were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million pre-tax, partially offset by $72 million in pre-tax charges for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales by 0.2 percentage points. Otherwise, operating expenses as a percentage of segment net sales increased primarily due to lower segment net sales increases compared to the prior year and repairs and maintenance expenses incurred as part of our store remodel program partially offset by improved labor productivity.

Other income in the second quarter of fiscal 2008 increased from the second quarter of fiscal 2007 due to continued growth in our financial services area and increases in recycling income. Other income, net, for the second quarter of fiscal 2008 also includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

Six months ended July 31, 2007

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2007	$114,450	6.1%	$8,201	2.8%	7.2%
2006	$107,888	8.5%	$7,974	11.6%	7.4%

The net sales increase in the first half of fiscal 2008 for the Wal-Mart Stores segment resulted from our continued expansion activities and a comparable store sales increase of 0.6%. Comparable store sales for the first half of fiscal 2008 increased primarily due to an increase in average transaction size per customer, which was up slightly, partially offset by a decrease in customer traffic in our comparable stores.

Gross margin as a percentage of segment net sales decreased 0.3 percentage points for the first six months of fiscal 2008 due to a focus on price leadership, increased markdowns and inventory shrinkage and the mix of products sold, partially offset by the $46 million excise tax refund on taxes previously paid on past prepaid phone card sales.

Operating expenses as a percentage of segment net sales for the first half of fiscal 2008 increased compared to the corresponding period in fiscal 2007. Operating expenses for the first six months of fiscal 2008 were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million, partially offset by pre-tax charges of $145 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales by 0.2 percentage points. Otherwise, operating expenses as a percentage of segment net sales increased primarily due to lower segment net sales increases compared to the prior year.

Other income in the first half of fiscal 2008 increased from the prior year period due to continued growth in our financial services area and increases in recycling income. Other income, net, for the first half of fiscal 2008 also includes pre-tax gains of $63 million from the sale of certain real estate properties.

Sam’s Club Segment

Quarter ended July 31, 2007

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2007	$11,377	8.6%	$447	11.2%	3.9%
2006	$10,472	5.0%	$402	6.3%	3.8%

The Sam’s Club segment net sales increase for the second quarter of fiscal 2008 resulted from the growth in comparable club sales and continued expansion activities. Second quarter fiscal 2008 comparable club sales increased 6.5%, including a positive 0.6% impact from fuel sales. Comparable store sales for the second quarter of fiscal 2008 increased primarily due to an increase in both member traffic and average transaction size per member in our comparable stores.

The increase in segment operating income for the second quarter of fiscal 2008 includes the net positive impact of the favorable change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, partially offset by $5 million in pre-tax charges for certain legal contingencies. The remainder of the increase in segment operating income from the prior year quarter resulted primarily from increased gross margin and the leveraging of operating expenses. Gross margin increased due to higher margin on fuel sales. Operating expenses as a percentage of segment net sales decreased slightly, in part due to lower utility costs.

Six months ended July 31, 2007

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2007	$21,700	7.2%	$810	15.1%	3.7%
2006	$20,247	5.9%	$704	5.1%	3.5%

The Sam’s Club segment net sales increase for the first half of fiscal 2008 resulted from the growth in comparable club sales and continued expansion activities since July 31, 2006. The comparable club sales increase for the first half of fiscal 2008 was 5.4%, including a positive 0.1% impact from fuel sales. Comparable store sales for the first half of fiscal 2008 increased primarily due to an increase in both member traffic and average transaction size per member in our comparable stores.

The increase in segment operating income for the first half of fiscal 2008 includes a net positive impact of the favorable change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, and a $39 million excise tax refund, partially offset by $15 million in litigation-related charges. Furthermore, operating expenses in the first half of fiscal 2007 included an $11 million charge related to closing two Sam’s Clubs, which also favorably affected the increase in segment operating income. The remainder of the increase in segment operating income from the prior year period resulted primarily from the leveraging of operating expenses, offset by a decrease in gross margin as a percentage of segment net sales. Operating expenses as a percentage of segment net sales decreased due to lower wage and utility costs.

International Segment

Quarter ended July 31, 2007

Quarter ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year second quarter	Segment operating income (in millions)	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2007	$21,600	15.7%	$1,042	5.1%	4.8%
2006	$18,663	31.9%	$991	25.4%	5.3%

International segment net sales for the second quarter of fiscal 2008, when compared to segment net sales in the same period in fiscal 2007, increased as a result of increased sales at existing units, continued expansion activities within the segment and the acquisition of the controlling interest in Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner. Net sales increases in the United Kingdom, Brazil, Canada, and China contributed to the majority of the increase in segment net sales for the second quarter of fiscal 2008 when compared to the prior year quarter. Exchange rate movements (primarily in the strengthening of the British pound, Canadian dollar, Brazilian real and Mexican peso versus the U.S. dollar, partially offset by the decline in the Japanese yen versus the US dollar) had a favorable impact of $1.0 billion on segment net sales during the quarter.

International segment operating income as a percentage of segment net sales declined from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. This decline was driven primarily by an increase in operating expenses as a percentage of segment net sales, partially offset by an increase in gross margin. Operating expenses as a percent of segment net sales increased as a result of the acquisition of BCL, sales pressures in Mexico, India development activities, and the startup of banking operations in Mexico. The International segment’s gross margin increased primarily because of improvements in the United Kingdom and Brazil. Exchange rate movements had a favorable impact of $45 million on operating income in the second quarter of fiscal 2008.

Six months ended July 31, 2007

Six months ended July 31,	Segment net sales (in millions)	Segment net sales increase from prior fiscal year period	Segment operating income (in millions)	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2007	$41,227	17.0%	$1,945	11.3%	4.7%
2006	$35,224	28.8%	$1,748	16.6%	5.0%

International segment net sales for the first half of fiscal 2008, when compared to segment net sales in the same period in fiscal 2007, increased as a result of increased sales at existing units, continued expansion activities within the segment and the acquisition of the controlling interest in BCL. Net sales increases in the United Kingdom, Brazil, Canada, and China contributed to the majority of the increase in segment net sales for the first half of fiscal 2008 when compared to the same prior year period. Exchange rate movements (primarily in strengthening of the British pound, Brazilian real and Canadian dollar versus the U.S. dollar, partially offset by a decline in the Japanese yen and Mexican peso versus the US dollar) had a favorable impact of $1.6 billion on segment net sales during the first half of fiscal 2008.

The International segment’s operating income as a percentage of segment net sales declined from the first half of fiscal 2007 to the first half of fiscal 2008 due to an increase in operating expenses as a percentage of segment net sales. This increase was largely due to the impact of BCL, sales pressures in Mexico, India development activities and the startup of banking operations in Mexico. The net impact of changes in foreign currency rates favorably impacted the segment’s operating income by $64 million in the six months ended July 31, 2007.

Unit Data By Segment

	July 31, 2007	July 31, 2006	January 31, 2007
Wal-Mart Stores Segment
Discount stores	1,033	1,146	1,075
Supercenters	2,349	2,098	2,256
Neighborhood Markets	124	107	112

Total Wal-Mart Stores Segment	3,506	3,351	3,443
Sam’s Club Segment	585	567	579

United States Total	4,091	3,918	4,022

International Segment
Argentina	15	12	13
Brazil	297	293	299
Canada	290	278	289
Central America	430	382	413
Trust-Mart—China	101	—	—
Wal-Mart—China	84	60	73
Japan	393	393	392
Mexico	930	815	889
Puerto Rico	54	54	54
United Kingdom	337	322	335

Total International Segment	2,931	2,609	2,757

Grand Totals	7,022	6,527	6,779

Liquidity and Capital Resources

Overview

Cash flows from operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by continuing operating activities in the six months ended July 31, 2007 were $6.6 billion, compared with $7.3 billion for the six months ended July 31, 2006. Operating cash flows from continuing operations in the first half of fiscal 2008 declined primarily due to the timing of payments in our accounts payable cycle from shorter payment terms based upon the mix of inventory purchases.

During the first six months of fiscal 2008 we paid $2.5 billion in cash to repurchase shares of our common stock and paid dividends of $1.8 billion, issued $3.8 billion in long-term debt, repaid $5.4 billion of long-term debt and increased our outstanding commercial paper by $5.5 billion (net of repayments).

During the first six months of fiscal 2008, the Company issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027. Beginning on October 5, 2007, the Company will pay interest on the notes of each series on April 5 and October 5 of each year. Interest started accruing on such notes on April 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027. Additionally, the Company repaid $4 billion in principal for certain notes that matured during the first six months of fiscal 2008.

Working Capital

Current liabilities exceeded current assets at July 31, 2007 by $8.9 billion, an increase of $3.7 billion from January 31, 2007. The ratio of our current assets to our current liabilities was 0.8 at July 31, 2007, and 0.9 at July 31, 2006 and January 31, 2007. The ratio was lower at July 31, 2007 primarily because of our increase in commercial paper borrowings to fund increased dividends and share repurchases. We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders through share repurchases and dividends.

Company Share Repurchase Program and Common Stock Dividends

From time to time, we have repurchased shares of our common stock under a $10 billion share repurchase program authorized by our Board of Directors in September 2004. During the first six months of fiscal 2008, we repurchased 23.8 million shares of our common stock having an aggregate purchase price of $1.1 billion under this program. No shares of our common stock were repurchased under this program in the first six months of fiscal 2007.

On May 31, 2007, the Board of Directors replaced the $10 billion share repurchase program, which had $3.3 billion of remaining authorization for share repurchases, with a new $15 billion share repurchase program announced on June 1, 2007. Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15 billion of our shares under the program. Under the new program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. During the second quarter of fiscal 2008, we repurchased 28.1 million shares of our common stock having an aggregate purchase price of $1.4 billion under this new program. At July 31, 2007, approximately $13.6 billion remained of the $15 billion authorization.

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We use the ratio of adjusted cash flow from operations to adjusted average debt as one leverage metric. This metric was 39% for the trailing twelve months ending July 31, 2007 and lower than the 43% for our fiscal year 2007. The decrease in the metric is primarily due to the decrease in our cash flows from operating activities of continuing operations as discussed above. A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth in Exhibit 12.2 along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

We also monitor the ratio of our debt to our total capitalization as additional support for our long-term financing decisions. At July 31, 2007, July 31, 2006 and January 31, 2007, the ratio of our debt to total capitalization was approximately 40.9%, 41.8% and 38.8%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper, total long-term debt and total capital lease obligations. Total capitalization is defined as debt plus shareholders’ equity.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps assess how efficiently Wal-Mart is employing its assets. ROI was 19.3% for the trailing twelve months ending July 31, 2007, and 20.2% for the trailing twelve months ending July 31, 2006. The decrease in ROI is due to our adjusted operating income growing at a slower rate than our invested capital caused by the decline in operating performance of the Wal-Mart Stores segment relative to the segment’s growth in invested capital and limited earnings attributable to the acquisitions of The Seiyu, Ltd., Central American Retail Holding Company, Sonae Distribuição Brasil S.A., and BCL. A detailed calculation of ROI is set forth in Exhibit 12.3 along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

Future Expansion

On June 1, 2007, the Company announced its plans to moderate capital investment for U.S. supercenters. This moderation in capital investment results in a growth program of 190 to 200 new U.S. supercenters (with relocations, conversions or expansions accounting for approximately 110 of those supercenters) during this fiscal year and approximately 170 supercenters in each of the next three fiscal years. However, we will continue to annually review our expansion strategy. In October 2006, the Company had announced that its fiscal year 2008 growth plans included 265 to 270 new supercenters (with relocations, conversions or expansions accounting for approximately 145 of those supercenters). This strategy does not affect the capital investment plans for the Company’s Sam’s Club or International operations. Capital expenditures for fiscal 2008 are now expected to be approximately $15.5 billion, down from our previous projection of $17 billion. We still plan to fund these capital expenditures during fiscal 2008 primarily with cash flows from operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2007 are similar to those disclosed in our Form 10-K for the year ended January 31, 2007.

The information concerning market risk under the sub-caption “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of the Annual Report to Shareholders for the year ended January 31, 2007 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2007, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 11 to our condensed consolidated financial statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Ballard v. WM, Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Melson v. WM, USDC, Northern Dist. of AL, 6/26/07; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Osuna v. WM, Superior Ct. of AZ, Pima County, 11/30/01; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Pittman v. WM, Circuit Ct. for Prince George’s County, MD, 7/31/02; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, USDC, Northern Dist. of CA, 3/20/06; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

California Labor Code Case: Cruz v. WM, Superior Ct. of CA, Los Angeles County, 10/24/03.

Exempt Status Cases: Salvador v. SAM’S, USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

Gender Discrimination Cases: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04;EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

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

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the Company’s handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company’s distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the Company’s handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. The Company is cooperating fully with the respective authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity for the second quarter of fiscal 2008 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2007 (1)	3,591,700	$48.17	3,591,700	$—
June 1-30, 2007 (2)	11,712,500	$48.82	11,712,500	$14.4
July 1-31, 2007 (2)	16,405,100	$47.97	16,405,100	$13.6

Total	31,709,300	$48.31	31,709,300	$13.6

1	Purchased pursuant to the $10 billion share repurchase program authorized by our Board of Directors in September 2004 and publicly announced on September 29, 2004. The 2004 share repurchase program did not have any expiration date, though it was replaced on May 31, 2007 by the new $15 billion share repurchase program.
2	Purchased pursuant to the $15 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and publicly announced on June 1, 2007. The 2007 share repurchase program does not have any expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held on June 1, 2007, in Fayetteville, Arkansas.

Election of Directors

At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 26, 2007. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions
Aida M. Alvarez	3,774,974,899	14,089,733	23,575,110
James W. Breyer	3,776,663,025	12,080,140	23,896,577
M. Michele Burns	3,772,509,487	16,560,939	23,569,316
James I. Cash Jr.	3,770,341,738	18,353,352	23,944,652
Roger C. Corbett	3,776,829,730	12,139,127	23,670,885
Douglas N. Daft	3,772,175,817	16,907,502	23,556,423
David D. Glass	3,771,772,919	17,441,291	23,425,532
Roland A. Hernandez	3,711,445,184	77,159,937	24,034,621
Allen I. Questrom	3,775,119,199	13,978,630	23,541,913
H. Lee Scott, Jr.	3,770,619,389	18,678,699	23,341,654
Jack C. Shewmaker	2,991,152,400	773,793,880	47,693,462
Jim C. Walton	3,774,341,884	15,163,464	23,134,394
S. Robson Walton	3,759,099,549	30,463,986	23,076,207

Christopher J. Williams	3,777,207,389	11,861,651	23,570,702
Linda S. Wolf	3,772,965,429	16,434,348	23,239,965

Company Proposals

The shareholders also voted upon and approved ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:

For	Against	Abstentions
3,772,441,672	19,477,391	20,720,679

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a “charitable contributions” report. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
92,621,104	3,082,091,478	258,423,430	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding universal health care. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
88,725,391	3,070,238,325	274,172,296	379,503,730

The shareholders then voted upon and rejected a shareholder proposal regarding pay-for-superior-performance. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
476,455,364	2,930,155,422	26,525,226	379,503,730

The shareholders also voted upon and rejected a shareholder proposal regarding the preparation of an “equity compensation distribution” report. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
344,443,467	2,817,436,740	271,255,805	379,503,730

The shareholders also voted upon and rejected a shareholder proposal regarding compensation disparity. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
105,567,270	3,195,454,276	132,114,466	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a “business social responsibility” report. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
57,363,855	3,105,503,793	270,268,364	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding executive compensation voting. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
604,510,854	2,677,233,134	151,392,024	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a “political contributions” report. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
377,247,449	2,769,975,797	285,912,766	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a “social and reputation impact” report. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
144,845,067	3,024,411,665	263,879,280	379,503,730

The shareholders voted upon and rejected a shareholder proposal regarding cumulative voting. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
607,213,844	2,801,797,604	24,124,564	379,503,730

Lastly, the shareholders voted upon and rejected a shareholder proposal regarding qualifications for director nominees. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
29,786,426	3,378,302,132	25,047,454	379,503,730

Item 5.	Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 10 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal year 2008 and possible reductions in unrecognized tax benefits, a statement in Note 12 to our condensed consolidated financial statements regarding the expected impact of our adoption of SFAS 157 on our financial condition and results of operations, statements under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund, to the extent operating cash flow is insufficient, the dividends we pay and capital expenditures we make by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities and statements under the subcaption “Future Expansion” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding a description of our revised U.S. supercenter growth strategy and capital expenditure plan and the funding of that plan. These statements are identified by the use of the words “anticipate,” “could potentially reduce,” “expected,” “expects,” “plan,” or a variation of one of those words in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2007. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 12.2*	Ratio of Adjusted Cash Flow from Operations to Adjusted Average Debt

Exhibit 12.3*	Return on Investment and Return on Average Assets

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 10, 2007	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: September 10, 2007	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: September 10, 2007	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

12.1*	Ratio of Earnings to Fixed Charges

12.2*	Ratio of Adjusted Cash Flow from Operations to Adjusted Average Debt

12.3*	Return on Investment and Return on Average Assets

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.