Form 10-Q
period 2007-10-31
WAL MART STORES INC
filed 2007-11-29
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2007.

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

Large Accelerated Filer   ☒                                                      Accelerated Filer  ¨                                            Non-Accelerated Filer   ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value – 4,004,809,178  shares as of November 23, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Net sales	$90,880	$83,543	$268,257	$246,902
Membership and other income	1,069	924	3,114	2,670
	91,949	84,467	271,371	249,572

Costs and expenses:
Cost of sales	69,292	63,765	205,192	188,587
Operating, selling, general and administrative expenses	17,685	16,237	51,064	46,920
Operating income	4,972	4,465	15,115	14,065

Interest:
Debt	474	434	1,326	1,188
Capital leases	63	55	174	192
Interest income	(78)	(65)	(243)	(196)
Interest, net	459	424	1,257	1,184

Income from continuing operations before income taxes and minority interest	4,513	4,041	13,858	12,881

Provision for income taxes	1,557	1,363	4,765	4,388
Income from continuing operations before minority interest	2,956	2,678	9,093	8,493
Minority interest	(99)	(84)	(305)	(254)
Income from continuing operations	2,857	2,594	8,788	8,239
Income (loss) from discontinued operations, net of tax	-	53	(153)	(894)
Net income	$2,857	$2,647	$8,635	$7,345

Net income per common share:
Basic income per common share from continuing operations	$0.71	$0.62	$2.15	$1.98
Basic income (loss) per common share from discontinued operations	-	0.01	(0.04)	(0.22)
Basic net income per common share	$0.71	$0.63	$2.11	$1.76

Diluted income per common share from continuing operations	$0.70	$0.62	$2.14	$1.97
Diluted income (loss) per common share from discontinued operations	-	0.01	(0.03)	(0.21)
Diluted net income per common share	$0.70	$0.63	$2.11	$1.76

Weighted-average number of common shares:
Basic	4,051	4,169	4,092	4,168
Diluted	4,056	4,173	4,097	4,172

Dividends declared per common share	$-	$-	$0.88	$0.67

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	October 31,	October 31,	January 31,
	2007	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,950	$5,908	$7,373
Receivables	3,070	2,477	2,840
Inventories	39,555	38,531	33,685
Prepaid expenses and other	3,337	2,707	2,690
Total current assets	50,912	49,623	46,588

Property and equipment, at cost	120,775	107,073	109,798
Less accumulated depreciation	(27,771)	(24,159)	(24,408)
Property and equipment, net	93,004	82,914	85,390

Property under capital leases	5,690	5,421	5,392
Less accumulated amortization	(2,563)	(2,313)	(2,342)
Property under capital leases, net	3,127	3,108	3,050

Goodwill	14,898	13,257	13,759
Other assets and deferred charges	3,123	2,217	2,406
Total assets	$165,064	$151,119	$151,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$9,126	$7,968	$2,570
Accounts payable	30,800	29,263	28,090
Dividends payable	896	607	-
Accrued liabilities	14,806	14,283	14,675
Accrued income taxes	-	252	706
Long-term debt due within one year	4,412	5,490	5,428
Obligations under capital leases due within one year	309	300	285
Total current liabilities	60,349	58,163	51,754

Long-term debt	30,070	24,154	27,222
Long-term obligations under capital leases	3,520	3,622	3,513
Deferred income taxes and other	5,614	4,785	4,971
Minority interest	2,432	1,632	2,160

Commitments and contingencies

Shareholders' equity:
Common stock and capital in excess of par value	3,421	3,237	3,247
Retained earnings	55,519	53,738	55,818
Accumulated other comprehensive income	4,139	1,788	2,508
Total shareholders’ equity	63,079	58,763	61,573
Total liabilities and shareholders’ equity	$165,064	$151,119	$151,193

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	Nine Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,635	$7,345
Loss from discontinued operations, net of tax	153	894
Income from continuing operations	8,788	8,239
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,656	4,013
Other	285	427
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	31	103
Increase in inventories	(5,037)	(6,198)
Increase in accounts payable	1,450	3,501
(Decrease) increase in accrued liabilities	(753)	25
Net cash provided by operating activities of continuing operations	9,420	10,110
Net cash used in operating activities of discontinued operations	-	(45)
Net cash provided by operating activities	9,420	10,065

Cash flows from investing activities:
Payments for property and equipment	(10,896)	(11,417)
Proceeds from disposal of property and equipment	478	262
(Payments for) proceeds from disposal of certain international operations, net	(257)	610
Investment in international operations, net of cash acquired	(461)	(68)
Other investing activities	(87)	(142)
Net cash used in investing activities of continuing operations	(11,223)	(10,755)
Net cash provided by investing activities of discontinued operations	-	44
Net cash used in investing activities	(11,223)	(10,711)

Cash flows from financing activities:
Increase in commercial paper	6,481	4,200
Proceeds from issuance of long-term debt	7,967	3,282
Payment of long-term debt	(6,671)	(4,847)
Dividends paid	(2,707)	(2,118)
Purchase of Company stock	(5,279)	-
Other financing activities	(669)	(424)
Net cash (used in) provided by financing activities	(878)	93

Effect of exchange rates on cash	258	47
Net decrease in cash and cash equivalents	(2,423)	(506)
Cash and cash equivalents at beginning of year (1)	7,373	6,414
Cash and cash equivalents at end of period	$4,950	$5,908

(1) Includes cash and cash equivalents of discontinued operations of $221 million at January 31, 2006.

WAL-MART STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2007 and 2006, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2007, is derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

General Liability and Workers’ Compensation Change in Estimate

Liabilities associated with general liability and workers’ compensation claims against the Company are estimated by considering the Company’s historical claims experience, including frequency and severity of claims, and certain actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims.  During the last few years, we have enhanced how we manage claims.  As a result, our loss experience with respect to such claims has improved and the actuarially determined ultimate loss estimates, primarily for fiscal year 2004 through 2007 claims, were reduced during the quarter ended July 31, 2007. The reductions in ultimate loss estimates resulted primarily from improved claims handling experience, which impacts loss development factors and other actuarial assumptions.  Due to the beneficial change in estimate of our ultimate losses, accrued liabilities for general liability and workers’ compensation claims were reduced by $196 million after tax, resulting in an increase in net income per basic and diluted common share of $0.05 for the quarter ended July 31, 2007 and the nine months ended October 31, 2007.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of outstanding stock options and restricted stock grants. The dilutive effect of outstanding stock options and restricted stock was 5 million shares for the third quarter and first nine months of fiscal 2008 and 4 million shares for the third quarter and first nine months of fiscal 2007, respectively. The Company had options outstanding of approximately 68 million shares and 62 million shares at October 31, 2007 and 2006, respectively, which were not included in the diluted net income per common share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At October 31, 2007 and 2006, our inventories valued at LIFO approximated those inventories had they been valued at FIFO.

NOTE 4. Discontinued Operations

During fiscal 2007, the Company disposed of its operations in South Korea and Germany, which had been included in our International segment. Consequently, the net losses and cash flows related to these operations are presented as discontinued operations in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for the appropriate periods presented.

The Company recorded a pretax gain on the sale of its retail business in South Korea of $103 million, and tax expense of $63 million during the third quarter of fiscal 2007. In determining the gain on the disposition of our South Korean operations, the Company allocated $206 million of goodwill from the International reporting unit.

As previously reported, in July 2006 the Company agreed to dispose of its German operations to Metro AG (“Metro”), reported the disposal as discontinued operations and recorded a loss of $863 million during the second quarter ended July 31, 2006.  An additional loss of $55 million on the disposal was recorded in the third quarter of fiscal 2007 as a result of various closing adjustments.  In addition, the Company recognized a tax benefit of $126 million related to this transaction in the third quarter of fiscal 2007.  The Company recorded a second quarter fiscal 2008 charge of $153 million to discontinued operations related to the settlement of a post-closing adjustment and certain other indemnification obligations.

In addition to the gain and loss on the dispositions noted above, discontinued operations as presented in the Company's Condensed Consolidated Statements of Income also include net sales and net operating losses from our South Korean and German operations as follows (in millions):

	Three Months Ended	Nine Months Ended
	October 31, 2006	October 31, 2006

Net Sales	$868	$2,489
Net Losses	(58)	(142)

NOTE 5. Acquisitions and Investments

In February 2007, the Company announced the purchase of a 35% interest in Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner. The purchase price for the 35% interest was $264 million. Also in February 2007, the Company paid $376 million to purchase a loan issued to the selling BCL shareholders that is secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a stockholders agreement which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the purchase agreement, the Company is committed to purchase the remaining interest in BCL on or before February 2010 subject to certain conditions. The final purchase price for the remaining interest will be approximately $320 million, net of loan repayments and subject to reduction under certain circumstances.

After closing on the acquisition, the Company began consolidating BCL using a December 31 fiscal year-end.  The Company’s Condensed Consolidated Statements of Income for the quarter and nine months ended October 31, 2007 include the results of BCL for the period commencing upon the acquisition of the Company’s interest in BCL and ending September 30, 2007.  BCL’s results of operations were not material to the Company.   Assets recorded in the acquisition were approximately $1.2 billion, including approximately $438 million in goodwill, and liabilities assumed were approximately $908 million.  The consolidated financial statements of BCL, as well as the allocation of the purchase price are preliminary.

In August 2007, the Company announced the signing of an agreement between Wal-Mart and Bharti Enterprises, an Indian company, to establish a joint venture called Bharti Wal-Mart Private Limited for wholesale cash-and-carry and back-end supply chain management operations in India, in compliance with Government of India guidelines.  The first wholesale facility is targeted to open late next year.  The venture was formed to establish wholesale warehouse facilities to serve retailers and business owners by selling them merchandise at wholesale prices.  The joint venture was also formed to serve Bharti Retail, a wholly-owned subsidiary of Bharti Enterprises, that is developing a chain of retail stores in India. In addition, Bharti Retail has entered into a franchise agreement with Wal-Mart under which we will provide technical support to its retail business.

In October 2007, the Company announced the launch of a tender offer to acquire the remaining outstanding common and preferred shares of our Japanese subsidiary, The Seiyu, Ltd. ("Seiyu").  The Company currently owns 50.9% of Seiyu and the offer is being made with the full backing of independent members of the Seiyu board of directors.  The tender offer commenced on October 23 and will be open for 30 business days, expiring on December 4, 2007, and closing on December 11, 2007, unless extended by the Company.  The tender offer price is 140 yen per common share, which represents a premium of 60.9% over the closing price on the Tokyo Stock Exchange on October 19, and a premium of 34.6% over the average closing price for the prior three months.   The tender offer price is 1,000 yen per preferred share.  If all of the Seiyu common and preferred shares not owned by the Company are tendered, then the aggregate purchase price to be paid by the Company would be approximately 100 billion yen or approximately $900 million.

NOTE 6. Significant Long-term Debt Transactions

In April 2007, the Company issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027.   Interest started accruing on the notes of each series on April 5, 2007.  The Company will pay interest on the notes of each series on April 5 and October 5 of each year, beginning on October 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027.  Such notes are senior, unsecured and unsubordinated obligations of the Company.

In August 2007, the Company issued $500 million of 5.800% Notes Due 2018 and $2.25 billion of 6.500% Notes Due 2037.   Interest started accruing on the notes of each series on August 24, 2007.  The Company will pay interest on the notes of each series on February 15 and August 15 of each year, beginning on February 15, 2008.  The 2018 notes will mature on February 15, 2018, and the 2037 notes will mature on August 15, 2037.  Such notes are senior, unsecured and unsubordinated obligations of the Company.

Additionally, the Company repaid $6.7 billion in principal for certain notes that matured during the first nine months of fiscal 2008.

NOTE 7. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom and through majority-owned subsidiaries in Central America, Japan, and Mexico.  The Company operates retail stores in China through joint ventures and through its controlling interest in BCL. The Company identifies segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among business units of the Company.

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

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead and results of discontinued operations.  At the beginning of fiscal 2008, the Company revised the measurement of each segment’s operating income.  The measurement now includes within each operating segment certain direct income and expense items that had previously been accounted for as unallocated corporate overhead.  All prior year measurements of segment operating income have been restated for comparative purposes. Information on segments and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations appears in the following tables.

Net sales by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net Sales:
Wal-Mart Stores	$57,651	$54,179	$172,101	$162,067
Sam's Club	10,826	10,206	32,526	30,453
International	22,403	19,158	63,630	54,382
Total Company	$90,880	$83,543	$268,257	$246,902

Segment operating income and the reconciliation to income from continuing operations before income taxes, minority interest and discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Operating Income:
Wal-Mart Stores	$4,013	$3,611	$12,214	$11,585
Sam's Club	362	341	1,172	1,045
International	1,081	995	3,026	2,743
Other	(484)	(482)	(1,297)	(1,308)
Operating income	4,972	4,465	15,115	14,065
Interest expense, net	(459)	(424)	(1,257)	(1,184)
Income from continuing operations before income taxes, minority interest and discontinued operations	$4,513	$4,041	$13,858	$12,881

Goodwill is recorded on the Condensed Consolidated Balance Sheets in the operating segments as follows (in millions):

	October 31,	October 31,	January 31,
	2007	2006	2007
International	$14,593	$12,952	$13,454
Sam’s Club	305	305	305
Total goodwill	$14,898	$13,257	$13,759

The change in the International segment’s goodwill since the third quarter of fiscal 2007 is primarily the result of the acquisition of BCL and foreign exchange rate fluctuations.

NOTE 8. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects.  Comprehensive income was $3.6 billion and $10.3 billion for the three and nine months ended October 31, 2007 and $2.3 billion and $8.1 billion for the three and nine months ended October 31, 2006, respectively.

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

NOTE 10. Taxes

The Company's effective tax rate was 34.5% for the third quarter of fiscal 2008.  The Company expects the fiscal 2008 annual effective tax rate to be between 34% and 35%.  Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters and the composition of taxable income between domestic and international operations.

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

As of February 1, 2007, after implementation of FIN 48, the Company’s unrecognized tax benefits relating to continuing operations were $779 million.  The amount, if recognized, that would affect the Company’s effective tax rate is $529 million at February 1, 2007.  The difference relates to tax positions that are highly certain but there is some degree of uncertainty about the timing of their recognition.

Additionally, as of February 1, 2007, the Company had unrecognized tax benefits of $1.733 billion which if recognized would be recorded as discontinued operations.  Of this, $1.670 billion related to a worthless stock deduction to be claimed for the Company’s disposition of its German operations in the second quarter of fiscal 2007.   Unrecognized tax benefits relating to discontinued operations increased by $57 million in the second quarter of fiscal 2008 as a result of the final resolution of outstanding purchase price adjustment claims and certain indemnities in conjunction with the disposition of its German operations.  The Internal Revenue Service often challenges the characterization of a worthless stock deduction and the resolution of any challenges could result in recognition of all, part or none of the deduction.  If the deduction is re-characterized as a capital loss, any benefit from such capital loss could only be realized by offset against future capital gains and would expire in 2012.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative expenses.  At February 1, 2007, before any tax benefits, the Company had $177 million of accrued interest and penalties on unrecognized tax benefits.

In the normal course of business, the Company provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the third quarter of fiscal 2008, unrecognized tax benefits related to continuing operations decreased by $36 million and accrued interest increased by $11 million. For the first nine months of fiscal 2008, unrecognized tax benefits related to continuing operations and accrued interest increased by $29 million and $31 million, respectively. During the next twelve months, tax audit resolutions could potentially reduce unrecognized tax benefits by up to approximately $150 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. Such unrecognized tax benefits relate primarily to timing recognition issues and the resolution of the gain determination on a discontinued operation in fiscal year 2004.

The Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2004 through 2007, for non-U.S. income taxes for the tax years 2002 through 2006, and for state and local income taxes for the fiscal years 1997 through 2007.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. A number of these examinations are ongoing and, in many cases, have resulted in assessments from the taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company's consolidated financial statements. While these matters are individually immaterial, a group of related matters, if decided adversely to the Company, may result in liability material to the Company's financial condition or results of operations.

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

Wage and Hour “Off the Clock” Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid correctly for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in nine of these cases; has been granted in whole or in part in nine of these cases; and has been conditionally granted for notice purposes only in two of these cases. In another nine such cases, certification was denied and the case was then dismissed, and in two additional such cases, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except as noted below.

One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A trial on the plaintiffs' claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. In June 2006, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. On December 27, 2006, the judge entered an order awarding the plaintiffs an additional amount of approximately $26 million in costs and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on January 31, 2007, the Company filed its Notice of Appeal.

In another of the class-action lawsuits described above, Braun/Hummel v. Wal-Mart Stores, Inc., a trial was commenced in September 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks.  The jury found in favor of the Company on the plaintiffs’ meal-period claims.  On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and intends to challenge the judgment on appeal.

Another of the class-action lawsuits described above, Braun v. Wal-Mart Stores, Inc., a trial commenced on September 24, 2007, in the First Judicial District Court for Dakota County, Minnesota. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Minnesota law, and seek monetary damages in an unspecified amount, together with attorneys' fees, interest, statutory penalties, and punitive damages, if any. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Exempt Status Cases: The Company is currently a defendant in two putative class actions pending in federal court in California in which the plaintiffs seek certification of a class of salaried managers who challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification has been denied and the ruling is now on appeal. In the other (Salvador v. Wal-Mart Stores, Inc. and Sam’s West, Inc.), certification has not yet been addressed by the trial court. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

We intend for this discussion to provide the reader with information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various operating segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

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

Key Items in the Third Quarter

Significant financial items related to the third quarter of fiscal 2008 include:

•
Net sales for the third quarter of fiscal 2008 were approximately $90.9 billion, an increase of 8.8% over the third quarter of fiscal 2007.  Income from continuing operations for the quarter was $2.86 billion, an increase of 10.1%.

•
Comparable store sales in the United States increased 1.5% for the quarter ended October 31, 2007. Comparable store sales at our Wal-Mart Stores segment increased 1.0% for the third quarter of fiscal 2008, while Sam’s Club’s comparable store sales increased 3.8%, including a negative 0.1 percentage point impact from fuel sales.

•
Net cash provided by operating activities of continuing operations was $9.4 billion for the first nine months of fiscal 2008. Additionally, we paid $5.3 billion in cash to repurchase shares of our common stock, paid dividends of $2.7 billion, issued $8.0 billion in long-term debt, repaid $6.7 billion of long-term debt and increased our outstanding commercial paper by $6.5 billion (net of repayments).

•
Total assets increased 9.2%, to $165.1 billion at October 31, 2007, compared to October 31, 2006. During the first nine months of fiscal 2008, we made $10.9 billion of capital expenditures, down 4.6% from the first nine months of fiscal 2007.

•	Our Wal-Mart Stores segment experienced a 6.4% increase in segment net sales and a 11.1% increase in segment operating income.

•	Sam’s Club produced a 6.1% increase in segment net sales and a 6.2% increase in segment operating income.

•	Our International segment generated a 16.9% increase in segment net sales and an 8.6% increase in segment operating income.

•
Income from continuing operations for the third quarter of fiscal 2008 included the recognition of $47 million in after-tax gains, or $0.01 per diluted share, from the sale of certain real estate properties.  The third quarter of fiscal 2007 included a favorable after-tax impact of $56 million, or $0.01 per diluted share, for property insurance-related gains ($52 million in our Wal-Mart Stores segment and $4 million in our Sam’s Club segment).

 Discontinued Operations and Acquisitions and Investments

Refer to Notes 4 and 5 of our condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q for a discussion of discontinued operations and acquisitions and investments.

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations in South Korea and Germany.

Quarter ended October 31, 2007

The Company and each of its operating segments had net sales for the quarters ended October 31, 2007 and 2006 as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	October 31, 2007		October 31, 2006
	2007	Percent of Total	2006	Percent of Total	Percent Change
Net Sales:
Wal-Mart Stores	$57,651	63.4%	$54,179	64.9%	6.4%
Sam's Club	10,826	11.9%	10,206	12.2%	6.1%
International	22,403	24.7%	19,158	22.9%	16.9%
Total net sales	$90,880	100.0%	$83,543	100.0%	8.8%

The increase in our net sales for the quarter ended October 31, 2007 compared with the quarter ended October 31, 2006 resulted primarily from our U.S. and global expansion programs and a comparable store sales increase of 1.5% in the United States. For the third quarter of fiscal 2008, foreign currency exchange rates favorably impacted net sales by $1.1 billion.

The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower comparable store sales in the third quarter of fiscal 2008 and the higher net sales increase in the International segment from the prior year period. The decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than in the Sam’s Club segment.

Our total gross margin as a percentage of net sales (our “gross margin”) increased from 23.7% in the third quarter of fiscal 2007 to 23.8% for the third quarter of fiscal 2008.  This increase is primarily due to improved gross margin performance in the International segment, the effect of which was partially offset by higher inventory shrink at the Wal-Mart Stores segment.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales were essentially flat compared to the corresponding quarter in fiscal 2007 as a result of effective expense leveraging in the Wal-Mart Stores and Sam’s Club segments.  Operating expenses for the third quarter of fiscal 2007 included the favorable impact of property insurance-related gains of $85 million.

Membership and other income, which includes a variety of non-sales income categories such as Sam’s Club membership fee revenues and tenant income, increased 15.7% in the third quarter of fiscal 2008 compared to the prior year due to continued growth in our financial services area, which includes money transfer, money order, bill payment and payroll check cashing services, and recycling income resulting from our sustainability efforts.  Membership and other income for the third quarter of fiscal 2008 also includes recognition of $71 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 8.3% in the third quarter of fiscal 2008 when compared with the same period last year largely due to higher borrowing levels in the third quarter of fiscal 2008.  Weighted-average effective interest rates for the quarter ended October 31, 2007, were relatively consistent with the prior year quarter.

Our effective income tax rate from continuing operations for the third quarter of fiscal 2008 was 34.5% which compares with 33.7% in the third quarter of fiscal 2007.  The rate increased due primarily to the mix of forecasted taxable income between our domestic and international operations and a corresponding decrease in expected foreign tax credits.

Nine months ended October31, 2007

The Company and each of its operating segments had net sales for the nine months ended October 31, 2007 and 2006 as follows (dollars in millions):

	Nine Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	Percent of Total	2006	Percent of Total	Percent Change
Net Sales:
Wal-Mart Stores	$172,101	64.2%	$162,067	65.7%	6.2%
Sam's Club	32,526	12.1%	30,453	12.3%	6.8%
International	63,630	23.7%	54,382	22.0%	17.0%
Total net sales	$268,257	100.0%	$246,902	100.0%	8.6%

The increase in our net sales for the nine months ended October 31, 2007 compared with the nine months ended October 31, 2006 resulted primarily from our U.S. and global expansion programs and a comparable store sales increase of 1.4% in the United States.  Foreign currency exchange rates favorably impacted net sales by $2.7 billion for the nine months ended October 31, 2007.

The decrease in Wal-Mart Stores segment’s net sales as a percentage of total net sales is due to lower comparable store sales for the Wal-Mart Stores segment in the first nine months of fiscal 2008 when compared to the prior year period and the increase in the International segment’s net sales. The decrease in the Sam’s Club segment’s net sales as a percentage of total net sales resulted from the more rapid development of new stores in the Wal-Mart Stores and International segments than in the Sam’s Club segment.

Our gross margin decreased from 23.6% in the first nine months of fiscal 2007 to 23.5% for the first nine months of fiscal 2008.  This decrease was primarily due to pressures on Wal-Mart Stores segment’s gross margin from higher inventory shrink, partially offset by the $97 million refund of excise taxes previously paid on past merchandise sales of prepaid phone cards and the stable gross margin performance in the International segment.

Operating expenses as a percentage of net sales in the first nine months of fiscal 2008 were essentially flat compared to the corresponding period in fiscal 2007.  Operating expenses for the first nine months of fiscal 2008 include the favorable impact of a change in estimated losses associated with our general liability and workers’ compensation claims which reduced our accrued liabilities for such claims by $298 million pre-tax, partially offset by $183 million in pre-tax charges for certain litigation and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales by 0.1 percentage points.  Otherwise, operating expenses as a percentage of net sales increased primarily due to lower segment net sales increases compared to the prior year for our Wal-Mart Stores and International segments.  Additionally, operating expenses for the first nine months of fiscal 2007 included the favorable impact of property insurance-related gains of $85 million.

Membership and other income, which includes a variety of non-sales income categories such as Sam’s Club membership fee revenues and tenant income, increased 16.6% for the first nine months of fiscal 2008 from the prior year period due to continued growth in our financial services area and recycling income.  Membership and other income for the first nine months of fiscal 2008 also includes the recognition of $134 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 6.2% in the first nine months of fiscal 2008 when compared with the same period last year largely due to higher borrowing levels in the first nine months of fiscal 2008.  Weighted-average effective interest rates for the nine months ended October 31, 2007, were relatively consistent with the prior year period.

Our effective income tax rate from continuing operations for the first nine months of fiscal 2008 was 34.4%, which compares with 34.1% for the first nine months of fiscal 2007.  The effective income tax rate increased primarily due to the mix of taxable income among our domestic and international operations.

Wal-Mart Stores Segment

Quarter ended October 31, 2007

		Segment net		Segment operating	Segment operating
		sales increase	Segment	income increase	income as a
	Segment	from prior	operating	from prior fiscal	percentage
Quarter ended	net sales	fiscal year	income	year third	of segment
October 31,	(in millions)	third quarter	(in millions)	quarter	net sales
2007	$57,651	6.4%	$4,013	11.1%	7.0%
2006	$54,179	7.8%	$3,611	10.4%	6.7%

    The net sales increase for the Wal-Mart Stores segment in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 resulted from our continued expansion activities, strength in the grocery, health and wellness and entertainment categories and a comparable store sales increase of 1.0%.  Comparable store sales for the third quarter of fiscal 2008 increased primarily due to an increase in average transaction size per customer, partially offset by a decrease in customer traffic in our comparable stores.

Gross margin was essentially flat due to higher initial margins and decreased markdown activity, offset by higher inventory shrink during the third quarter of fiscal 2008.

Operating expenses as a percentage of segment net sales for the third quarter of fiscal 2008 were 0.1 percentage point lower compared to the corresponding period in fiscal 2007 due to higher labor productivity and lower general liability and workers’ compensation claims cost.  Operating expenses for the third quarter of fiscal 2007 included the favorable impact of property insurance-related gains of $79 million.

Other income in the third quarter of fiscal 2008 increased from the third quarter of fiscal 2007 due to continued growth in our financial services area and increases in recycling income.  Other income, net, for the third quarter of fiscal 2008 also includes recognition of $71 million in pre-tax gains from the sale of certain real estate properties.

Nine months ended October 31, 2007

		Segment net			Segment operating
		sales increase	Segment	Segment operating	income as a
	Segment	from prior	operating	income increase	percentage
Nine months ended	net sales	fiscal year	income	from prior fiscal	of segment
October 31,	(in millions)	period	(in millions)	year period	net sales
2007	$172,101	6.2%	$12,214	5.4%	7.1%
2006	$162,067	8.3%	$11,585	11.2%	7.1%

The net sales increase in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 for the Wal-Mart Stores segment resulted from our continued expansion activities, strength in the grocery, health and wellness and entertainment categories and a comparable store sales increase of 0.7%.  Comparable store sales for the first nine months of fiscal 2008 increased primarily due to an increase in average transaction size per customer, partially offset by a decrease in customer traffic in our comparable stores.

Gross margin decreased 0.2 percentage points for the first nine months of fiscal 2008 primarily due to higher inventory shrink, partially offset by the $46 million excise tax refund on taxes previously paid on past prepaid phone card sales.

    Operating expenses as a percentage of segment net sales for the first nine months of fiscal 2008 were essentially flat compared to the corresponding period in fiscal 2007.  Operating expenses for the first nine months of fiscal 2008 were favorably impacted by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million, partially offset by pre-tax charges of $145 million for certain legal and other contingencies.  The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales by 0.1 percentage point.  Otherwise, operating expenses as a percentage of segment net sales increased primarily due to lower segment net sales increases compared to the prior year.  Additionally, operating expenses for the nine months ended October 31, 2006, included the favorable impact of property insurance-related gains of $79 million.

    Other income in the first nine months of fiscal 2008 increased from the prior year period due to continued growth in our financial services area and increases in recycling income.  Other income, net, for the first nine months of fiscal 2008 also includes pre-tax gains of $134 million from the sale of certain real estate properties.

Sam’s Club Segment

Quarter ended October 31, 2007

		Segment net		Segment operating	Segment operating
		sales increase	Segment	income increase	income as a
	Segment	from prior	operating	from prior fiscal	percentage
Quarter ended	net sales	fiscal year	income	year third	of segment
October 31,	(in millions)	third quarter	(in millions)	quarter	net sales
2007	$10,826	6.1%	$362	6.2%	3.3%
2006	$10,206	1.9%	$341	-2.0%	3.3%

    The Sam’s Club segment net sales increase for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 resulted from growth in comparable club sales and continued expansion activities. Third quarter fiscal 2008 comparable club sales increased 3.8%, including a negative 0.1% impact from fuel sales. Comparable club sales for the third quarter of fiscal 2008 increased primarily due to an increase in both member traffic and average transaction size per member.

The increase in segment operating income for the third quarter of fiscal 2008 from the prior year resulted primarily from the leveraging of operating expenses, whereas gross margin was relatively consistent with last year as a percentage of segment net sales. Operating expenses as a percentage of segment net sales decreased primarily due to lower advertising costs and favorable trends in estimated losses associated with our general liability and workers’ compensation claims.  Additionally, operating expenses for the third quarter of fiscal 2007 included the favorable impact of property insurance-related gains of $6 million.

Nine months ended October31, 2007

		Segment net			Segment operating
		sales increase	Segment	Segment operating	income as a
	Segment	from prior	operating	income increase	percentage
Nine months ended	net sales	fiscal year	income	from prior fiscal	of segment
October 31,	(in millions)	period	(in millions)	year period	net sales
2007	$32,526	6.8%	$1,172	12.2%	3.6%
2006	$30,453	4.5%	$1,045	2.7%	3.4%

The Sam’s Club segment net sales increase for the first nine months of fiscal 2008 over the first nine months of fiscal 2007 resulted from growth in comparable club sales and continued expansion activities. The comparable club sales increase for the first nine months of fiscal 2008 was 4.8%, with no impact from fuel sales. Comparable club sales for the first nine months of fiscal 2008 increased primarily due to an increase in both member traffic and average transaction size per member.

The increase in segment operating income for the first nine months of fiscal 2008 includes a net positive impact of the favorable change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, and a $39 million excise tax refund, partially offset by $15 million in litigation-related charges. Furthermore, operating expenses in the first nine months of fiscal 2007 included an $11 million charge related to closing two Sam’s Clubs, partially offset by the favorable impact of property insurance-related gains of $6 million.  The remainder of the increase in segment operating income from the prior year period resulted primarily from the leveraging of operating expenses, offset by a slight decrease in gross margin as a percentage of segment net sales.  Operating expenses as a percentage of segment net sales decreased primarily due to lower wage, utility and advertising costs.

International Segment

Quarter ended October 31, 2007

		Segment net		Segment operating	Segment operating
		sales increase	Segment	income increase	income as a
	Segment	from prior	operating	from prior fiscal	percentage
Quarter ended	net sales	fiscal year	income	year third	of segment
October 31,	(in millions)	third quarter	(in millions)	quarter	net sales
2007	$22,403	16.9%	$1,081	8.6%	4.8%
2006	$19,158	33.7%	$995	19.2%	5.2%

International segment net sales for the third quarter of fiscal 2008, when compared to the same period in fiscal 2007, increased as a result of increased sales at existing units, continued expansion activities within the segment and the acquisition of the controlling interest in Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner.   Net sales increases in the United Kingdom, Brazil, and China contributed to the majority of the increase in segment net sales for the third quarter of fiscal 2008 when compared to the prior year quarter. Exchange rate movements (primarily in the strengthening of the British pound, Canadian dollar and Brazilian real versus the U.S. dollar) had a favorable impact of $1.1 billion on segment net sales during the quarter.

International segment operating income as a percentage of segment net sales declined from the third quarter of fiscal 2007 to the third quarter of fiscal 2008.  This decline was driven primarily by an increase in operating expenses as a percentage of segment net sales, which includes a charge of $35 million for certain legal matters.  The International segment’s gross margin increased primarily due to a favorable shift in the mix of products sold toward higher margin goods in Brazil. Exchange rate movements had a favorable impact of $55 million on operating income in the third quarter of fiscal 2008.

Nine months ended October 31, 2007

		Segment net			Segment operating
		sales increase	Segment	Segment operating	income as a
	Segment	from prior	operating	income increase	percentage
Nine months ended	net sales	fiscal year	income	from prior fiscal	of segment
October 31,	(in millions)	period	(in millions)	year period	net sales
2007	$63,630	17.0%	$3,026	10.3%	4.8%
2006	$54,382	30.4%	$2,743	17.5%	5.0%

    International segment net sales for the first nine months of fiscal 2008, when compared to same period in fiscal 2007, increased as a result of increased sales at existing units, continued expansion activities within the segment and the acquisition of the controlling interest in BCL. Net sales increases in the United Kingdom, Brazil, Canada, and China and the consolidation of BCL contributed to the majority of the increase in segment net sales for the first nine months of fiscal 2008 when compared to the same prior year period. Exchange rate movements (primarily in strengthening of the British pound, Canadian dollar and Brazilian real versus the U.S. dollar, partially offset by a decline in the Japanese yen and Mexican peso versus the U.S. dollar) had a favorable impact of $2.7 billion on segment net sales during the first nine months of fiscal 2008.

The International segment’s operating income as a percentage of segment net sales declined from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 due to an increase in operating expenses as a percentage of segment net sales, partially offset by an improvement in gross margin across most countries. The increase in expenses as a percentage of segment net sales was largely due to the impact of BCL, sales pressures combined with the startup of banking operations in Mexico, development activities in India and a charge of $35 million for certain legal matters. The net impact of changes in foreign currency rates favorably impacted the segment’s operating income by $119 million in the nine months ended October 31, 2007.

Unit Data By Segment
Square Footage in Thousands

	October 31, 2007		October 31, 2006		January 31, 2007
		Square		Square		Square
	Units	Footage	Units	Footage	Units	Footage
Wal-Mart Stores Segment
Discount Stores	988	106,388	1,100	114,261	1,075	114,507
Supercenters	2,419	451,258	2,176	407,230	2,256	421,211
Neighborhood Markets	128	5,419	110	4,629	112	4,672
Total Wal-Mart Stores Segment	3,535	563,065	3,386	526,120	3,443	540,390

Sam's Club Segment	586	77,525	574	74,788	579	76,270
United States Total	4,121	640,590	3,960	600,908	4,022	616,660

International Segment
Argentina	17	2,895	13	2,409	13	2,427
Brazil	299	23,992	299	23,569	299	23,789
Canada	293	34,394	279	31,877	289	33,591
Central America	439	7,592	394	6,799	413	7,128
Trust-Mart - China	101	17,653	-	-	-	-
Wal-Mart - China	91	16,871	67	12,395	73	13,583
Japan	394	29,001	391	28,550	392	28,780
Mexico	975	54,846	853	49,067	889	50,401
Puerto Rico	54	3,829	54	3,811	54	3,829
United Kingdom	347	27,636	330	26,424	335	26,800
Total International Segment	3,010	218,709	2,680	184,901	2,757	190,328
Grand Totals	7,131	859,299	6,640	785,809	6,779	806,988

Liquidity and Capital Resources

Overview

    Cash flows from operating activities of continuing operations provide us with a significant source of liquidity. Cash flows provided by continuing operating activities in the nine months ended October 31, 2007 were $9.4 billion compared to $10.1 billion for the nine months ended October 31, 2006.  Operating cash flows from continuing operations in the first nine months of fiscal 2008 declined compared with those for same period in fiscal 2007 primarily due to the timing of payments in our accounts payable cycle.

    During the first nine months of fiscal 2008, we paid $5.3 billion in cash to repurchase shares of our common stock, paid dividends of $2.7 billion, made $10.9 billion in capital expenditures for continuing operations, issued $8.0 billion in long-term debt, repaid $6.7 billion of long-term debt and increased $6.5 billion of commercial paper (net of commercial paper repaid in that period).

In April 2007, the Company issued $500 million of 5.000% Notes Due 2012, $1 billion of 5.375% Notes Due 2017 and $750 million of 5.875% Notes Due 2027.   Interest started accruing on the notes of each series on April 5, 2007.  The Company will pay interest on the notes of each series on April 5 and October 5 of each year, beginning on October 5, 2007. The 2012 notes will mature on April 5, 2012; the 2017 notes will mature on April 5, 2017; and the 2027 notes will mature on April 5, 2027.  Such notes are senior, unsecured and unsubordinated obligations of the Company.

In August 2007, the Company issued $500 million of 5.800% Notes Due 2018 and $2.25 billion of 6.500% Notes Due 2037.   Interest started accruing on the notes of each series on August 24, 2007.  The Company will pay interest on the notes of each series on February 15 and August 15 of each year, beginning on February 15, 2008.  The 2018 notes will mature on February 15, 2018, and the 2037 notes will mature on August 15, 2037.  Such notes are senior, unsecured and unsubordinated obligations of the Company.

Additionally, the Company repaid $6.7 billion in principal for certain notes that matured during the first nine months of fiscal 2008.

Working Capital

Current liabilities exceeded current assets at October 31, 2007 by $9.4 billion, an increase of $4.3 billion from January 31, 2007. The ratio of our current assets to our current liabilities was 0.8 at October 31, 2007, and 0.9 at October 31, 2006 and January 31, 2007.  We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders through share repurchases and dividends.

Company Share Repurchase Program and Common Stock Dividends

From time to time, we have repurchased shares of our common stock under a $10 billion share repurchase program authorized by our Board of Directors in September 2004. Through May 31, 2007, we repurchased 23.8 million shares of our common stock having an aggregate purchase price of $1.1 billion under this program.  No shares of our common stock were repurchased under this program in the first nine months of fiscal 2007.

On May 31, 2007, the Board of Directors replaced the $10 billion share repurchase program, which had $3.3 billion of remaining authorization for share repurchases, with a new $15 billion share repurchase program announced on June 1, 2007.  Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15 billion of our shares under the program.  Under the new program and prior programs, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.  Through October 31, 2007, we repurchased 91.2 million shares of our common stock having an aggregate purchase price of $4.2 billion under this new program.   At October 31, 2007, approximately $10.8 billion remained of the $15 billion authorization.

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

Capital Resources

If our operating cash flows are not sufficient to pay increased dividends and to fund our capital expenditures, we anticipate funding any shortfall in the cash flows needed for these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  We use the ratio of adjusted cash flow from operations to adjusted average debt as one leverage metric.  This metric was 36% for the trailing twelve months ending October 31, 2007 and lower than the 43% for our fiscal year 2007.  The decrease in the metric is due to the decrease in our cash flows from operating activities of continuing operations as discussed above and higher borrowing levels.  A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth in Exhibit 12.2 along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

We also monitor the ratio of our debt to our total capitalization as additional support for our long-term financing decisions.  At October 31, 2007, October 31, 2006 and January 31, 2007, the ratio of our debt to total capitalization was approximately 42.9%, 41.4% and 38.8%, respectively.  For the purpose of this calculation, debt is defined as the sum of commercial paper, total long-term debt and total capital lease obligations.  Total capitalization is defined as debt plus shareholders' equity.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps assess how efficiently Wal-Mart is employing its assets.  ROI was 19.1% for the trailing twelve months ending October 31, 2007, and 19.9% for the trailing twelve months ending October 31, 2006.  The decrease in ROI is due to our adjusted operating income growing at a slower rate than our invested capital and limited earnings attributable to the acquisitions of The Seiyu, Ltd., Central American Retail Holding Company, Sonae Distribuição Brasil S.A., and BCL.  A detailed calculation of ROI is set forth in Exhibit 12.3 along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

Future Expansion

On October 23, 2007, the Company announced its plans to moderate capital investment for U.S. supercenters. This moderation in capital investment results in a growth program of 195 new U.S. supercenters (with relocations, conversions or expansions accounting for approximately 110 of those supercenters) during this fiscal year and approximately 170 and 140 supercenters in fiscal 2009 and 2010, respectively.  This strategy does not affect the capital investment plans for the Company's Sam's Club or International operations.  Previously in October 2006, the Company had announced that its fiscal year 2008 growth plans included 265 to 270 new supercenters (with relocations, conversions or expansions accounting for approximately 145 of those supercenters).  We will continue to review our expansion strategy at least annually.  Capital expenditures for fiscal 2008 are now expected to be approximately $15 billion, down from $15.7 billion in capital expenditures made in our last fiscal year. We still plan to fund these capital expenditures during fiscal 2008 primarily with cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2007 are similar to those disclosed in our Form 10-K for the year ended January 31, 2007.

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

In September 2007, the Company implemented a new accounting system for U.S. property and equipment and property under capital leases.  We expect the new system to enhance efficiency and controls.  Except for this control enhancement, there have been no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wage and Hour “Off the Clock” Class Actions:Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Ballard v. WM,  Superior Ct. of CA, Los Angeles, County, 5/17/06; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v.  WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM,  USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM,  USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM,  USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM,  USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Hiebert v. WM,  Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Melson v. WM, USDC, Northern Dist. of AL, 6/26/07; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM,  Circuit Ct. of OR, Multnomah County, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC,  Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, Circuit Ct., Holmes County, MS, 12/30/02; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Sago v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith v. WM, USDC, Northern Dist. of CA, 3/20/06; Smith v. WM, Circuit Ct., Holmes County, MS, 12/31/02; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05;  Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM,  USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM,  USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

Exempt Status Cases:Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

Gender Discrimination Cases: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/31/01.

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

    The Company has resolved the issues identified in a Notice of Violation issued by the California Air Resources Board ("CARB") alleging that the Company sold portable fuel containers and spouts in California which were not compliant with California's Portable Fuel Containers and Spouts regulations. CARB alleged that in June 2006, the Company offered for sale various non-compliant 5-gallon portable fuel containers.  The Company conducted its own research and discovered possible sales of additional items between 2002 and 2006 which may not have been compliant with the regulations.  The Company voluntarily reported this additional information to CARB.  The parties have negotiated a settlement agreement that requires the payment by the Company of a $250,000 penalty.

    The EPA approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment.  The Company then approached the EPA independently to address these issues, and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment.  The parties are currently negotiating a resolution of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share repurchase activity for the third quarter of fiscal 2008 was as follows:

			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased	May Yet Be
			as Part of	Purchased
	Total		Publicly	Under the
	Number of	Average	Announced	Plans or
	Shares	Price Paid	Plans or	Programs
Fiscal Period	Purchased	per Share	Programs	(billions)
August 1-31, 2007 (1)	20,095,500	$44.75	20,095,500	$12.7
September 1-30, 2007 (1)	21,825,000	$43.41	21,825,000	$11.8
October 1-31, 2007 (1)	21,170,344	$45.16	21,170,344	$10.8
Total	63,090,844		63,090,844	$10.8

(1)
Purchased pursuant to the $15 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and publicly announced on June 1, 2007.  The 2007 share repurchase program does not have any expiration date.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 10 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal year 2008 and possible reductions in unrecognized tax benefits, a statement in Note 12 to our condensed consolidated financial statements regarding the expected impact of our adoption of SFAS 157 on our financial condition and results of operations, statements under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund, to the extent operating cash flow is insufficient, the dividends we pay and capital expenditures we make by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities and statements under the subcaption “Future Expansion” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding a description of our revised U.S. supercenter growth strategy and capital expenditure plan and the funding of that plan. These statements are identified by the use of the words “anticipate,” “could potentially reduce,” “expected,”  “expects,” “plan,” “result” or a variation of one of those words in those statements or by the use of words or phrases of similar import.  These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including the cost of goods, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, construction costs, factors limiting our ability to construct, expand or relocate stores, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks.  We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2007. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: November 29, 2007	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: November 29, 2007	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: November 29, 2007	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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