Form 10-K
period 2008-01-31
WAL MART STORES INC
filed 2008-03-31
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2008,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of July 31, 2007, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2007, was $108,832,733,376. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 3,954,458,057 shares of common stock outstanding as of March 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Annual Report to Shareholders for the Fiscal Year Ended January 31, 2008 (“Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2008 (“Proxy Statement”)	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (together with its subsidiaries hereinafter referred to as “we,” “Wal-Mart” or the “Company”) have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information, and announcements address activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, the amount, nature and allocation of future capital expenditures, opening of additional stores and clubs in the United States and additional units in the other countries in which we operate, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, our liquidity and ability to access the capital markets, the effect of economic developments on our customers and our operations, our anticipated earnings per share for certain periods, our annual tax rate, our anticipated levels of change in comparable store sales from one period to another period and other similar matters. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “estimate,” “expect,” “forecast,” “plan,” “projected,” “will be,” “will continue,” “will change,” “will decrease” and “will increase.” Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and such reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed or implied in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to numerous factors outside our control. Any one, or a combination, of these factors could materially affect our financial performance, business operations, business strategy, plans, goals and objectives. These factors include, but are not limited to: general economic conditions, the cost of goods, consumer credit availability, information security costs, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, our insurance costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, inflation, accident-related costs, consumer buying patterns and debt levels, weather patterns, catastrophic events, transport of goods from foreign suppliers, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect our business, the outcome of legal proceedings to which we are a party, unemployment levels, interest rate fluctuations, changes in employment legislation and other capital market, economic and geo-political conditions and events. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty. The foregoing list of factors that may affect our performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors, which we discuss below under the caption “Item 1A. Risk Factors.” Readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, as well as other factors, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Wal-Mart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activity. Our fiscal year ends on January 31. During the fiscal year ended January 31, 2008, we had net sales of $374.5 billion.

Our operations comprise three business segments: Wal-Mart Stores, Sam’s Club and International.

Our Wal-Mart Stores segment is the largest segment of our business, accounting for 64.0% of our fiscal 2008 net sales and operates stores in three different formats in the United States, as well as Wal-Mart’s online retail operations, walmart.com. Our Wal-Mart Stores retail formats include:

•	Supercenters, which average approximately 187,000 square feet in size and offer a wide assortment of general merchandise and a full-line supermarket;

•	Discount stores, which average approximately 108,000 square feet in size and offer a wide assortment of general merchandise and a limited variety of food products; and

•	Neighborhood Markets, which average approximately 42,000 square feet in size and offer a full-line supermarket and a limited assortment of general merchandise.

Our Sam’s Club segment consists of membership warehouse clubs in the United States and the segment’s online retail operations, samsclub.com. Sam’s Club accounted for 11.8% of our fiscal 2008 net sales. Our focus for Sam’s Club is to provide exceptional value on brand-name merchandise at “members only” prices for both business and personal use. Our Sam’s Clubs average approximately 132,000 square feet in size.

At January 31, 2008, our International segment consisted of retail operations in 12 countries and Puerto Rico. This segment generated 24.2% of our fiscal 2008 net sales. The International segment includes numerous different formats of retail stores and restaurants, including discount stores, supercenters and Sam’s Clubs that operate outside the United States.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA.

The Development of Our Company

Although Wal-Mart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In fiscal 1984, we opened our first three Sam’s Clubs, and in fiscal 1988, we opened our first supercenter. In fiscal 1999, we opened our first Neighborhood Market.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand, and at January 31, 2008, we had international operations in Argentina, Brazil, Canada, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, and the United Kingdom. We also operate through joint ventures in China and new planned operations through a joint venture in India in fiscal 2009.

At January 31, 2008, we operated 971 discount stores, 2,447 supercenters, 132 Neighborhood Markets and 591 Sam’s Clubs in the United States. Internationally, at the end of fiscal year 2008, the Company operated units in Argentina (21), Brazil (313), Canada (305), Costa Rica (149), El Salvador (70), Guatemala (145), Honduras (47), Japan (394), Mexico (1,023), Nicaragua (46), Puerto Rico (54), and the United Kingdom (352). We also operated 202 stores in China through a combination of joint ventures and minority-owned subsidiaries at January 31, 2008.

The following tables provide summary information regarding the numbers, additions and square footage of our discount stores, supercenters, Neighborhood Markets and Sam’s Clubs in the United States, and the numbers and square footage of our units in our international markets for each of our fiscal years from fiscal 2004 through fiscal 2008.

WAL-MART STORES SEGMENT

STORE COUNT AND SQUARE FOOTAGE (1)

FISCAL YEARS ENDED JANUARY 31, 2004 THROUGH 2008

	Wal-Mart Discount Stores					Wal-Mart Supercenters
Fiscal Year	Opened	Closed	Conversions (2)	Total	Square Footage	Opened (2)	Closed	Total	Square Footage
Balance Forward				1,568	151,913			1,258	234,611
2004	41	1	130	1,478	145,065	213	—	1,471	275,067
2005	36	2	159	1,353	135,481	242	—	1,713	320,056
2006	24	2	166	1,209	123,607	267	—	1,980	370,711
2007	15	2	147	1,075	114,507	279	3	2,256	421,211
2008	7	2	109	971	104,561	191	—	2,447	456,516

		Wal-Mart Neighborhood Markets				Total Wal-Mart Stores Segment
Fiscal Year		Opened	Closed	Total	Square Footage	Opened (3)	Closed	Total	Square Footage
Balance Forward				49	2,161			2,875	388,685
2004		15	—	64	2,778	139	1	3,013	422,910
2005		21	—	85	3,621	140	2	3,151	459,158
2006		15	—	100	4,218	140	2	3,289	498,536
2007		12	—	112	4,672	159	5	3,443	540,390
2008		20	—	132	5,552	109	2	3,550	566,629

(1)	“Total” and “Square Footage” columns are as of January 31, of the years shown. Square footage is reported in thousands.

(2)	Includes expansions, relocations and conversions of discount stores to supercenters.

(3)	Total opened, net of expansions, relocations and conversions of discount stores to supercenters.

SAM’S CLUB SEGMENT

CLUB COUNT AND SQUARE FOOTAGE

FISCAL YEARS ENDED JANUARY 31, 2004 THROUGH 2008(1)

Fiscal Year	Opened	Closed	Total	Square Footage
Balance Forward			525	65,747
2004	13	—	538	68,144
2005	13	—	551	70,677
2006	17	1	567	73,391
2007	15	3	579	76,270
2008	12	—	591	78,236

(1)	“Total” and “Square Footage” columns are as of January 31, of the years shown. Square footage is reported in thousands.

The number of discount stores, supercenters, Neighborhood Markets and Sam’s Clubs located in each state in the United States at January 31, 2008 is disclosed in our Annual Report to Shareholders under the caption “Fiscal 2008 End-of-Year Store Count” and is incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

INTERNATIONAL SEGMENT(5)

UNIT COUNT AND SQUARE FOOTAGE (1)

FISCAL YEARS ENDED JANUARY 31, 2004 THROUGH 2008

	Argentina		Brazil(2)		Canada		China(3)		Central America
Fiscal Year	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	11	2,175	22	3,143	213	24,742	26	4,025
2004	11	2,175	25	3,370	235	27,211	34	5,713
2005	11	2,175	149	11,393	262	29,953	43	7,550
2006	11	2,175	295	23,225	278	31,730	56	10,261
2007	13	2,427	299	23,789	289	33,591	73	13,583	413	7,128
2008	21	3,789	313	24,958	305	36,590	202	36,391	457	7,822

	Japan(4)		Mexico		Puerto Rico		United Kingdom		Total International
Fiscal Year	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward			581	32,106	52	3,182	258	20,941	1,163	90,314
2004			623	35,334	53	3,478	267	21,967	1,248	99,248
2005			679	39,133	54	3,596	282	23,328	1,480	117,128
2006	398	28,618	774	44,655	54	3,774	315	25,532	2,181	169,970
2007	392	28,780	889	50,401	54	3,829	335	26,800	2,757	190,328
2008	394	26,425	1,023	56,804	54	3,829	352	27,868	3,121	224,476

(1)	Square footage is reported in thousands. Excludes units and square footage for our operations in Germany and South Korea, which we disposed of in October 2006.

(2)	Brazil includes 118 units acquired from Bompreço S.A. Supermercados do Nordeste in February 2004 and 139 units acquired from Sonae Distribuição Brasil S.A. in December 2005.

(3)	Includes units of Bounteous Company Ltd. (“BCL”). BCL operates 101 hypermarkets in 34 cities in China under the Trust-Mart banner.

(4)	Excludes 52 Wakana units, which are take-out restaurants generally less than 1,000 square feet in size.

(5)	Further information regarding our international operating formats by market can be found under the caption “International Segment” below.

Our Business Segments

Our retail operations serve our customers through three segments. The Wal-Mart Stores segment includes our supercenters, discount stores and Neighborhood Markets in the United States as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of our operations in Argentina, Brazil, Canada, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom. You will find information concerning the financial results of our segments and the total and long-lived assets of each of those segments in Note 11 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have incorporated by reference in this Annual Report on Form 10-K our Consolidated Financial Statements as of January 31, 2008, and for the year then ended, the Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in our Annual Report to Shareholders, portions of which are included as an exhibit hereto.

Wal-Mart Stores Segment

The Wal-Mart Stores segment had net sales of $239.5 billion, $226.3 billion and $209.9 billion for the fiscal years ended January 31, 2008, 2007 and 2006, respectively. During the most recent fiscal year, no single supercenter, discount store or Neighborhood Market location accounted for as much as 1% of total Company net sales.

General. As a mass merchandiser of consumer products, the Wal-Mart Stores segment operates retail stores in all 50 states, with discount stores in 47 states, supercenters in 48 states and Neighborhood Markets in 15 states. Our discount stores range in size from 30,000 square feet to 224,000 square feet, with an average size of approximately 108,000 square feet. Supercenters range in size from 98,000 square feet to 246,000 square feet, with an average size of approximately 187,000 square feet. Neighborhood Markets range in size from 37,000 square feet to 56,000 square feet, with an average size of approximately 42,000 square feet. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.

Merchandise. Wal-Mart discount stores and the general merchandise area of supercenters carry apparel for women, girls, men, boys and infants, domestics, fabrics and notions, stationery and books, shoes, housewares, hardware, electronics, home furnishings, small appliances, automotive accessories, horticulture and accessories, sporting goods, toys, pet food and pet accessories, cellular phones and cellular service plan contracts, cameras and supplies, health and beauty aids, pharmaceuticals, jewelry and optical and provide photo processing services. In addition, our stores offer an assortment of grocery merchandise. The grocery assortment in our supercenters consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, floral and dry grocery. Most of our discount stores carry a limited assortment of dry grocery merchandise, while a number of our larger discount stores in some markets carry a broader assortment of grocery items, including perishable items. Neighborhood Markets are generally organized into departments such as: dry grocery, meat, produce, deli, bakery, dairy, frozen foods, floral, pharmaceuticals, photo processing, health and beauty aids, household chemicals, paper goods, general merchandise and pet supplies. The Wal-Mart Stores segment also offers financial services and products, including money orders, wire transfers, check cashing and bill payment.

Nationally advertised merchandise represents a significant portion of sales in the Wal-Mart Stores segment. We also market lines of merchandise under our private-label store brands including “Sam’s Choice,” “Great Value,” “Everstart,” “Ol’ Roy,” “Puritan,” “Equate,” “No Boundaries,” “George,” “Athletic Works,” “Durabrand,” “HomeTrends,” “Mainstays,” “Metro 7,” “Parent’s Choice,” “Ozark Trail,” “ReliOn,” “White Stag,” “Sand N Sun,” “Canopy” and “Kid Connection.” The Company also markets lines of merchandise under licensed brands, some of which include “General Electric,” “Disney,” “McDonald’s,” “Mary-Kate and Ashley,” “Better Homes & Gardens” and “Starter.”

Sales for the Wal-Mart Stores segment by general merchandise category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2008	JANUARY 31, 2007
Grocery	41%	39%
Health & Beauty Aids	6%	6%
Health & Wellness	9%	9%
Apparel, Shoes & Jewelry	12%	13%
Home	6%	6%
Entertainment, Electronics & Toys	14%	14%
Seasonal & Hardlines	12%	13%

Total	100%	100%

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining supercenters, discount stores and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including credit cards, debit cards and a private-label store credit card through a third-party provider. In addition, our pharmacy departments accept payments for prescription drugs through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Wal-Mart Stores segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Our discount stores compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national or regional chains. Our supercenters compete with other supercenter-type stores, hypermarts, discount stores, supermarkets, department, drug, variety and specialty stores, many of which are national or regional chains. We also compete with internet-based retailers and catalog businesses and with other retailers for new store sites.

Our ability to develop the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•

Every Day Low Prices (“EDLP”) – our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activity;

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Store Within a Store – a program to provide accountability to assistant managers and department managers as to merchandise planning and overall department performance; and

•	Store of the Community – a program to ensure that the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located.

In addition to these programs, we believe our broad assortment of merchandise that provides one-stop shopping, our in-stock levels that provide confidence to our customers that we will have what they need, and our long operating hours that allow customers to shop at their convenience provide us with additional competitive advantages.

Distribution. During fiscal 2008, approximately 81% of the Wal-Mart Stores segment’s purchases of merchandise were shipped through distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. During fiscal 2008, the Company opened two general merchandise distribution centers and two grocery distribution centers and closed two tire distribution centers. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

Our Wal-Mart Stores segment operations are supported by 121 distribution facilities as of January 31, 2008, located strategically throughout the continental United States. Of these 121 distribution facilities, we owned and operated 106.

Third parties owned and operated the remaining 15 distribution facilities. In addition to servicing the Wal-Mart Stores segment, some of our Wal-Mart distribution centers also service our Sam’s Club segment for certain items.

Sam’s Club Segment

The Sam’s Club segment had net sales of $44.4 billion, $41.6 billion and $39.8 billion for the fiscal years ended January 31, 2008, 2007 and 2006, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.

General. As a membership club warehouse, we operate Sam’s Clubs in 48 states. Facility sizes for Sam’s Clubs generally range between 71,000 and 190,000 square feet, with the average Sam’s Club facility being approximately 132,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

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

Sales for the Sam’s Club segment by general merchandise category were as follows during the fiscal year ended:

CATEGORY	JANUARY 31, 2008	JANUARY 31, 2007
Sundries	37%	36%
Food	28%	29%
Hardgoods	18%	19%
Service Businesses, including fuel	12%	11%
Softgoods	5%	5%

Total	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits business members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership-only operations. A variety of payment methods are accepted at our clubs, including debit cards, some types of credit cards, and a private label and co-branded Discover credit cards through a third-party provider. In addition, our pharmacy departments accept payments for prescription drugs through our customers’ health benefit plans.

Members include both small business owners and individual consumers. Individuals who are not business owners can become Advantage members. The annual membership fee for an individual Advantage member is $40 for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for business members is $35 for the primary membership card, with a spouse/household card available at no additional cost. In addition, business members can add up to eight business associates (add-ons) to their business account for $35 each. Businesses can also purchase Advantage memberships for their employees under a Group Membership Program. Group rates are $30 per group Advantage membership when purchasing 50 - 999 memberships and $25 per group Advantage membership when purchasing 1,000 or more memberships. Sam’s Club PLUS is a premium membership program that offers additional benefits and services. The annual fee for a Primary PLUS member (Business or Advantage) is $100. In addition, Business Plus primary members can add up to 16 business associates (add-ons) to their business membership for $35 each.

Seasonal Aspects of Operations. The Sam’s Club segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, internet-based retailers and catalog businesses. We compete with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of small business members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2008, approximately 65% of the Sam’s Club segment non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and some of the Wal-Mart Stores segment’s distribution centers for certain items. Suppliers shipped the balance of the Sam’s Club purchases directly to Sam’s Club locations. Our Sam’s Club segment operations are supported by 24 distribution facilities as of January 31, 2008, located strategically throughout the continental United States. Of these 24 distribution facilities, we owned and operated 7. Third parties owned and operated the remaining 17 distribution facilities.

The principal focus of our Sam’s Club’s distribution operations is on crossdocking merchandise, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour.

Sam’s Club uses a combination of our private truck fleet as well as common carriers to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

International Segment

Our International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in Central America, Japan and Mexico, our joint ventures in India and China and our minority-owned subsidiaries in China.

The International segment’s net sales from continuing operations for the fiscal years ended January 31, 2008, 2007 and 2006, were $90.6 billion, $77.1 billion and $59.2 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.

General.

At January 31, 2008, our international operating formats varied by market and included:

•	Argentina - 20 supercenters and 1 combination discount and grocery store (Changomas)

•

Brazil - 29 supercenters, 21 Sam’s Clubs, 70 hypermarkets (Hiper Bompreço, Big), 158 supermarkets (Bompreço, Mercadorama, Nacional), 13 cash-n-carry stores (Maxxi Alacado), 21 combination discount and grocery stores (Todo Dia) and 1 general merchandise store (Magazine)

•	Canada - 31 supercenters, 268 discount stores and 6 Sam’s Clubs

•	China - 96 supercenters, 2 Neighborhood Markets, 3 Sam’s Clubs and 101 hypermarkets (Trust-Mart)

•	Costa Rica - 6 hypermarkets (Hiper Mas), 23 supermarkets (Más por Menos), 9 warehouse stores (Maxi Bodega) and 111 discount stores (Pali)

•	El Salvador - 2 hypermarkets (Hiper Paiz), 32 supermarkets (La Despensa de Don Juan) and 36 discount stores (Despensa Familiar)

•	Guatemala - 6 hypermarkets (Hiper Paiz), 28 supermarkets (Paiz), 12 warehouse stores (Maxi Bodega), 2 membership clubs (Club Co) and 97 discount stores (Despensa Familiar)

•	Honduras - 1 hypermarket (Hiper Paiz), 7 supermarkets (Paiz), 7 warehouse stores (Maxi Bodega) and 32 discount stores (Despensa Familiar)

•	Japan - 114 hypermarkets (Livin, Seiyu), 276 supermarkets (Seiyu, Sunny) and 4 general merchandise stores (Seiyu)

•

Mexico - 136 supercenters, 83 Sam’s Clubs, 129 supermarkets (Superama, Mi Bodega), 246 combination discount and grocery stores (Bodega), 76 department stores (Suburbia), 349 restaurants and 4 discount stores (Mi Bodega Express)

•	Nicaragua - 6 supermarkets (La Unión) and 40 discount stores (Pali)

•	Puerto Rico - 6 supercenters, 8 discount stores, 9 Sam’s Clubs and 31 supermarkets (Amigo)

•

United Kingdom - 29 supercenters (Asda), 298 supermarkets (Asda, Asda Small Town), 13 general merchandise stores (Asda Living) and 12 apparel stores (George). We plan to close the George stores in fiscal 2009.

In August 2007, the Company announced an agreement between Wal-Mart and Bharti Enterprises, an Indian company, to establish a joint venture called Bharti Wal-Mart Private Limited to conduct wholesale cash-and-carry and back-end supply chain management operations in India, in compliance with Government of India guidelines. The first wholesale facility is targeted to open in late fiscal 2009. The joint venture was formed to establish wholesale warehouse facilities to serve retailers and business owners by selling them merchandise at wholesale prices, including Bharti Retail, a wholly-owned subsidiary of Bharti Enterprises, that is developing a chain of retail stores in India. In addition, Bharti Retail has entered into a franchise agreement with an Indian subsidiary of Wal-Mart under which it will provide technical support to its retail business.

Merchandise. The merchandising strategy for the International segment is similar to that of our operations in the United States in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, numerous store brands not found in the United States have been developed to serve customers in the different markets in which the International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

Operations. The hours of operation for operating units in the International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. We accept a variety of payment methods including credit cards, debit cards and private-label store credit cards through third-party providers. Other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

Across the International segment, we are leveraging best practices, lessons from multiple store formats and global procurement practices. In addition, relationships with key global suppliers continue to help us leverage our volumes across countries.

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

Distribution. We utilize a total of 143 distribution facilities located in Argentina, Brazil, Canada, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom and two export consolidation facilities in the United States. Through these facilities, we process and distribute both imported and domestic product to the operating units of the International segment. During fiscal 2008, approximately 70% of the International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s purchases directly to our stores in the various countries in which we operate. Of these 143 distribution facilities, we owned 38 and leased 68. Third parties owned and operated the remaining 37 distribution facilities.

Employees. As of January 31, 2008, the Company and its subsidiaries employed approximately 2.1 million employees (“associates”) worldwide, with approximately 1.42 million associates in the United States and approximately 635,000 associates internationally. Like almost all retailers, the Company has a large number of part-time, hourly or non-exempt employees and experiences significant turnover in employees each year. In the United States, the Company offers a broad range of company-paid benefits to our associates, including the Wal-Mart Profit Sharing and 401(k) Plan, store discount cards or Sam’s Club memberships, bonuses based on Company performance, matching a portion of purchases in the Associate Stock Purchase Program, and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates. The Company’s medical plan has no lifetime maximum benefit for most expenses.

In our operations outside the United States, the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Our Web site and Availability of SEC Reports and Other Information

Our corporate Web site is located at www.walmartstores.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate Web site free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov. Our SEC filings, our Senior Financial Officer Code of Ethics and our Statement of Ethics can be found on the Investor Relations page of our Web site at www.walmartstores.com/investors. These documents, as well as our SEC filings, are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.

A description of any substantive amendment or waiver of Wal-Mart’s Code of Ethics for the CEO and Senior Financial Officers will be disclosed on the Investor Relations page of our Web site at www.walmartstores.com under the Corporate Governance section. Any such description will be located on our Web site for a period of 12 months following the amendment or waiver.

Certain financial information relating to our segments is included in our Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 to our Consolidated Financial Statements included therein, which information is incorporated herein by reference. Portions of our Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.

General economic factors, both domestically and internationally, may adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our Wal-Mart Stores segment and Sam’s Club segment, change the mix of products we sell to one with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect the operations and operating results of our Wal-Mart Stores segment and Sam’s Club segment. These factors affect not only our operations, but also the operations of suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers. Higher levels of unemployment, inflation, changes in tax and other laws, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those in which average incomes are significantly lower than in the United States. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our International segment.

We may face impediments to our expansion in the United States, including conversions of discount stores into supercenters, which may adversely affect our financial performance.

Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the United States and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets and Sam’s Clubs and to convert existing discount stores into supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. If we are unable to open new supercenters, discount stores, Neighborhood Markets or Sam’s Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts or are otherwise not receptive to our presence in a market, our financial performance could be adversely affected.

Impediments to the expansion of our International operations could adversely affect our financial performance.

Our business strategy for our International segment includes expansion by selective acquisitions and strategic alliances that add new stores and markets to our existing International business, as well as opening new units in the countries in which we have existing operations. In the countries in which we have existing operations, new units may be opened in the formats already existing in those countries or may be opened in newly introduced formats, such as supercenters or Sam’s Clubs, not previously operated in those markets. As in the United States, our ability to open new stores or to expand or relocate existing stores in a market served by our International segment depends in large measure upon our ability to locate, hire and retain qualified personnel and our ability to acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units or to expand existing units. In addition, access to local suppliers of certain types of goods may limit our ability to add new units or to expand product selections in existing units in certain markets. Moreover, cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in the consumers in those markets not being as receptive to our retail concepts as we anticipate those consumers will be and may make an effective response to such issues more difficult to achieve. If we do not effectively execute our expansion plans for our International segment, our financial performance could be adversely affected.

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

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Wal-Mart Stores segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores and hypermarts, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks, Store Within a Store and Store of the Community, have allowed us to compete successfully against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business” above for additional discussion of our competitive situation in our various operating segments.

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

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food and non-food items we sell, regardless of the cause, could adversely affect our financial performance.

Our International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in Argentina, Brazil, Canada, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, and the United Kingdom, as well as through joint venture agreements in China. During fiscal 2008, our International operations generated 24.2% of our net sales. As a result of recent acquisitions of operations in foreign countries, we expect that our International operations could account for a larger portion of our net sales in future years despite the recent dispositions of our operations in Germany and South Korea. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our International operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Natural disasters and geo-political events could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located or terrorist attacks disrupting transportation and utility systems, both internationally and domestically, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores within a country in which we are operating, the reduction in the availability of products in our stores and disruption in our communications with our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

The significant property damage experienced by the Company and others resulting from the hurricanes in fiscal year 2006 resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the Company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and carried higher premiums than the coverage previously available to us. As a result the Company has chosen to be primarily self-insured for losses that may result from named windstorms.

Named windstorm activity was minimal in fiscal 2008, and the Company did not incur any significant losses this past hurricane season.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes approximately 1.6 million present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 4, 2004, the U.S. district court hearing this case issued an order granting in part and denying in part the plaintiffs’ motion for class certification, which we have appealed. On February 6, 2007, a divided three-judge panel of the United States Court of Appeals for the Ninth Circuit upheld the district court’s ruling. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the Court of Appeals. On November 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. On January 8, 2008, the Company filed a new Petition for Rehearing En Banc. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 8 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K and is included as an exhibit to this Annual Report on Form 10-K.

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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.

Although we have independent, redundant and physically separate primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our computer systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our computer systems and processes we may fail to realize that cost savings anticipated to be derived from these initiatives.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our customers, the demand for our products and services, and our market share.

It is difficult to predict consistently and successfully the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services and our market share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The number and location of United States and international Wal-Mart discount stores, supercenters and Sam’s Clubs and other formats are incorporated by reference to the table under the caption “Fiscal 2008 End-of-Year Store Count” included in our Annual Report to Shareholders, which information we have included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2008, in the United States, we owned 2,967 of the buildings in which discount stores, Neighborhood Markets and supercenters operated and 471 of the buildings in which our Sam’s Clubs operated. Land on which our stores are located is either owned or leased by the Company. In the United States, we lease the remaining buildings in which our stores and clubs operate from either commercial property developers pursuant to capital or operating lease arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for annual rentals, some of which escalate during the original lease term. In some cases, the leases provide for additional rent based on sales volume. Substantially all of the Company’s store leases have renewal options, some of which include escalation clauses causing an increase in rents.

We use independent contractors to construct our buildings.

Our 121 Wal-Mart Stores and 24 Sam’s Club distribution centers are located strategically throughout the continental United States. Of these 145 distribution facilities, we owned and operated 113. Third parties owned and operated the remaining 32 distribution facilities.

For further information on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

International. We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2008, we owned 19 properties in Argentina, 132 properties in Brazil, 116 properties in Canada, 49 properties in Costa Rica, 5 properties in El Salvador, 13 properties in Guatemala, 8 properties in Honduras, 55 properties in Japan, 467 properties in Mexico, 17 properties in Nicaragua, 10 properties in Puerto Rico and 227 properties in the United Kingdom in which operating units are located, with the remaining units in each such country and the properties in which the operating units are located in China being leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Our International operations are supported by 143 distribution facilities as of January 31, 2008. Of these 143 distribution facilities, we owned 38 and leased 68. Third parties owned and operated the remaining 37 distribution facilities.

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Note 8 to our Consolidated Financial Statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. Our Consolidated Financial Statements and the notes thereto are included in our Annual Report to Shareholders. Portions of our Annual Report to Shareholders are an exhibit to this Annual Report on Form 10-K, and are incorporated herein by reference. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Hiebert v. WM, Superior Ct. of WA, Pierce County, 7/24/06; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Melson v. WM, USDC, Northern Dist. of AL, 6/26/07; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Dist. of OR, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Newland v. WM, Superior Ct. of CA, Alameda County, CA, 01/14/05; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04.

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

The U.S. Environmental Protection Agency (“EPA”) approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment. The Company then approached the EPA independently to address these issues, and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment. The parties are currently negotiating a resolution of this matter.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging certain violations of Missouri hazardous waste laws and regulations. The allegations were the result of an inspection by the Department of a third party contractor’s facility located in Missouri. The Company contracted with the third party to recycle agricultural products and materials. The Department alleges that the Company provided certain items to the third party contractor for recycling that should have been managed as hazardous waste. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Executive Vice President, President and Chief Executive Officer, Wal-Mart Stores Division. From February 2005 to September 2005, he served as Executive Vice President, Chief Operating Officer, Wal-Mart Stores Division. From December 2002 to February 2005, he served as President and Chief Executive Officer of Wal-Mart de Mexico.	2005	53

M. Susan Chambers	Executive Vice President, People Division. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration. From January 2002 to December 2003, she served as Senior Vice President, Insurance and Benefits Administration.	2006	50

Leslie A. Dach	Executive Vice President, Corporate Affairs and Government Relations. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	53

Michael T. Duke	Vice Chairman, International Division. From April 2003 to September 2005, he served as Executive Vice President, President and Chief Executive Officer, Wal-Mart Stores Division. From July 2000 to April 2003, he served as Executive Vice President, Administration.	2005	58

Rollin L. Ford	Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2006	45

Thomas D. Hyde	Executive Vice President and Corporate Secretary. From June 2003 to June 2005, he served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2003, he served as Executive Vice President and Senior General Counsel.	2005	59

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Sam’s Club. From August 2002 to August 2005, he served as Executive Vice President, Merchandising and Replenishment, Sam’s Club.	2005	41

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer.	2000	55

H. Lee Scott, Jr.	President and Chief Executive Officer.	2000	59

S. Robson Walton	Chairman of the Board of Directors.	1992	63

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller. Prior to September 2005, he served as Vice President and Controller at Southwest Airlines Co. since 2001.	2007	48

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Eleven-Year Financial Summary,” “Market price of common stock,” “Listing” and “Dividends paid per share” in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

Our common stock is principally traded in the United States on the New York Stock Exchange. At March 21, 2008, the latest practicable date, there were 303,823 common stock shareholders of record.

From time to time, we repurchased shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004. On May 31, 2007, the Board of Directors replaced the $10.0 billion share repurchase program, which had $3.3 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program announced on June 1, 2007. Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15.0 billion of our shares under the program. Under these programs, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Share repurchase activity for the fourth quarter of fiscal 2008 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
November 1-30, 2007 (1)	20,521,267	$45.10	20,521,267	$9.9
December 1-31, 2007 (1)	14,578,000	$48.35	14,578,000	$9.2
January 1-31, 2008 (1)	15,833,100	$47.78	15,833,100	$8.5

Total	50,932,367		50,932,367	$8.5

(1)	Purchased pursuant to the $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and publicly announced on June 1, 2007. The 2007 share repurchase program does not have any expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

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

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm” included in the Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included in our Annual Report to Shareholders, and are incorporated in this Item 9A by reference. Portions of our Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the Company’s directors, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to such information under the captions entitled “Information About the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 6, 2008 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The information regarding our Audit Committee, including our audit committee financial expert, our director nomination process, and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement. “Item 1. Business,” above contains information relating to the availability of a copy of this code on our Web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to all information under the captions “Executive Compensation” and “Information about the Board – Compensation of Directors” and under the subcaptions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” that appear under the caption “Corporate Governance” included in our Proxy Statement.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

3(a)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-13315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated September 25, 2006.

4(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4(e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4(g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4(h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4(i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512).

+10(a)	Form of individual deferred compensation agreements is incorporated herein by reference to Exhibit 10(b) from the Annual Report on Form 10-K of the Company, as amended, for the fiscal year ended January 31, 1986 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

+10(b)	Wal-Mart Stores, Inc. Stock Option Plan of 1994 is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File Number 33-55325).

+10(c)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective March 31, 2003 is incorporated herein by reference to Exhibit 10(g) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+10(d)	Wal-Mart Stores, Inc. Restricted Stock Plan is incorporated herein by reference to Exhibit 10(j) from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1997, filed on April 21, 1997.

+10(e)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2003 is incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on April 9, 2004.

+10(f)	The Rules of the Asda Sharesave Plan 2000, as amended June 4, 2004, are incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(g)	The Asda Colleague Share Ownership Plan 1999, as amended June 4, 2004, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(h)	Retirement Agreement, dated January 22, 2005 between the Company and Thomas M. Coughlin is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2005.

+10(i)	Form of Notice of Non Qualified Stock Option Grant, as amended January 3, 2005, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(j)	Form of Notification of Restricted Stock Award and Terms and Conditions of Award, as amended January 3, 2005, is incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(k)	Form of Notification of Stock Value Equivalent Award and Terms and Conditions of Award, is incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(l)	Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete, Together with Summary of Material Differences From Form of Agreement Filed is incorporated by reference to Exhibit 10(o) from Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2004, filed on August 26, 2004.

+10(m)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(n)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, as amended January 1, 2005, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(o)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(p)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(q)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(r)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Based Restrictive Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated September 28, 2005.

+10(s)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, dated December 12, 2005.

+10(t)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated December 12, 2005.

+10(u)	Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (As Amended Effective January 1, 2005) is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(v)	Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective January 1, 2005 (except as otherwise provided therein) is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(w)	Separation Agreement between Wal-Mart Stores, Inc. and John B. Menzer, dated January 21, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2008.

*12	Statement re computation of ratios.

*13	Portions of the Annual Report to Shareholders for the fiscal year ending January 31, 2008. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2008 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certifications.

**32.2	Chief Financial Officer Section 906 Certifications.

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 31, 2008	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 31, 2008	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
President and Chief Executive Officer and Director

DATE: March 31, 2008	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 31, 2008	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: March 31, 2008	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: March 31, 2008	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 31, 2008	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: March 31, 2008	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: March 31, 2008	By	/s / James I. Cash, Jr.
James I. Cash, Jr.
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2008

DATE: March 31, 2008	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 31, 2008	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 31, 2008	By	/s/ David D. Glass
David D. Glass
Director

DATE: March 31, 2008	By	/s/ Roland A. Hernandez
Roland A. Hernandez
Director

DATE: March 31, 2008	By	/s/ Allen I. Questrom
Allen I. Questrom
Director

DATE:	By
Jack C. Shewmaker
Director

DATE: March 31, 2008	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 31, 2008	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 31, 2008	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2008