Form 10-Q
period 2008-04-30
WAL MART STORES INC
filed 2008-06-09
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 3,943,722,061 shares as of June 2, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended April 30,
	2008	2007
Revenues:
Net sales	$94,122	$85,387
Membership and other income	1,181	1,023

	95,303	86,410

Costs and expenses:
Cost of sales	71,886	65,311
Operating, selling, general and administrative expenses	18,107	16,249

Operating income	5,310	4,850

Interest:
Debt	488	406
Capital leases	72	69
Interest income	(64)	(83)

Interest, net	496	392

Income before income taxes and minority interest	4,814	4,458
Provision for income taxes	1,670	1,532

Income before minority interest	3,144	2,926
Minority interest	(122)	(100)

Net income	$3,022	$2,826

Net income per common share:
Basic net income per common share	$0.76	$0.69

Diluted net income per common share	$0.76	$0.68

Weighted-average number of common shares:
Basic	3,957	4,122
Diluted	3,967	4,128
Dividends declared per common share	$0.95	$0.88

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	April 30, 2008	April 30, 2007	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,072	$6,563	$5,569
Receivables	3,256	2,924	3,654
Inventories	35,541	35,200	35,180
Prepaid expenses and other	3,426	2,892	3,182

Total current assets	50,295	47,579	47,585

Property and equipment, at cost	124,697	112,972	122,648
Less accumulated depreciation	(30,200)	(25,713)	(28,773)

Property and equipment, net	94,497	87,259	93,875

Property under capital leases	5,808	5,445	5,736
Less accumulated amortization	(2,680)	(2,420)	(2,594)

Property under capital leases, net	3,128	3,025	3,142

Goodwill	16,620	14,585	16,071
Other assets and deferred charges	2,943	2,974	2,841

Total assets	$167,483	$155,422	$163,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$5,924	$4,627	$5,040
Accounts payable	29,048	27,562	30,370
Dividends payable	3,322	3,088	—
Accrued liabilities	14,912	13,407	15,799
Accrued income taxes	1,711	1,558	1,016
Long-term debt due within one year	5,864	4,212	5,913
Obligations under capital leases due within one year	321	246	316

Total current liabilities	61,102	54,700	58,454

Long-term debt	32,379	29,567	29,799
Long-term obligations under capital leases	3,584	3,548	3,603
Deferred income taxes and other	5,310	5,426	5,111
Minority interest	1,878	2,270	1,939

Commitments and contingencies

Shareholders’ equity:
Common stock and capital in excess of par value	3,628	3,284	3,425
Retained earnings	55,257	53,956	57,319
Accumulated other comprehensive income	4,345	2,671	3,864

Total shareholders’ equity	63,230	59,911	64,608

Total liabilities and shareholders’ equity	$167,483	$155,422	$163,514

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,022	$2,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,628	1,488
Other operating activities	194	470
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	450	62
Increase in inventories	(213)	(1,280)
Decrease in accounts payable	(1,191)	(1,115)
Decrease in accrued liabilities	(185)	(604)

Net cash provided by operating activities	3,705	1,847

Cash flows from investing activities:
Payments for property and equipment	(2,447)	(3,157)
Proceeds from disposal of property and equipment	126	170
Investment in international operations, net of cash acquired	—	(466)
Other investing activities	88	11

Net cash used in investing activities	(2,233)	(3,442)

Cash flows from financing activities:
Increase in commercial paper, net	892	1,988
Proceeds from issuance of long-term debt	2,521	3,170
Payment of long-term debt	(361)	(2,232)
Dividends paid	(940)	(908)
Purchase of Company stock	(1,375)	(943)
Other financing activities	128	(276)

Net cash provided by financing activities	865	799

Effect of exchange rates on cash	166	(14)

Net increase (decrease) in cash and cash equivalents	2,503	(810)
Cash and cash equivalents at beginning of year	5,569	7,373

Cash and cash equivalents at end of period	$8,072	$6,563

WAL-MART STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2008 and 2007, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2008, is derived from the audited financial statements at that date.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2008. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of stock options and other share-based awards was 10 million and 6 million shares in the first quarter of fiscal 2009 and 2008, respectively. The Company had approximately 25 million and 54 million option shares outstanding at April 30, 2008 and 2007, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Wal-Mart Stores segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At April 30, 2008 and 2007, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

NOTE 4. Significant Long-term Debt Transactions

During the first three months of fiscal 2009, the Company issued $1.0 billion of 4.250% Notes Due 2013 and $1.5 billion of 6.200% Notes Due 2038. Beginning on October 15, 2008, the Company will pay interest on the notes of each series on April 15 and October 15 of each year. Interest started accruing on such notes on April 15, 2008. The 2013 notes will mature on April 15, 2013 and the 2038 notes will mature on April 15, 2038.

NOTE 5. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. The Company adopted SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations.

SFAS 157 establishes a three–tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of April 30, 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to receive fixed-rate, pay floating rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of April 30, 2008, are as follows (asset/(liability)):

(Amounts in millions)	Notional Amount April 30, 2008	Fair Value April 30, 2008
Receive fixed-rate, pay floating rate interest rate swaps designated as fair value hedges	$5,195	$248
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges (Cross-currency notional amount: GBP 795 at 4/30/2008)	1,250	(88)

Total	$6,445	$160

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The Company adopted SFAS 159 on February 1, 2008. Since the Company has not utilized the fair value option for any allowable items, the adoption of SFAS 159 did not have a material impact on the Company’s financial condition and results of operations.

NOTE 6. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Puerto Rico and the United Kingdom and through majority-owned subsidiaries in Central America, Japan and Mexico. The Company operates in China and India through joint ventures. The Company identifies segments in accordance with the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is primarily based on the operations of the Company that our chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

The Wal-Mart Stores segment includes the Company’s mass merchant concept in the United States under the Wal-Mart brand, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. The International segment consists of the Company’s operations outside of the fifty United States. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

The Company measures the profit of its segments as “segment operating income,” which is defined as income before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead. At February 1, 2008, the Company reclassified certain unallocated corporate expenses to be included within each segment’s measurement of operating income. As a result, all prior year measurements of segment operating income have been restated for comparative purposes.

Net sales by operating segment were as follows (amounts in millions):

	Three Months Ended April 30,
	2008	2007
Net Sales:
Wal-Mart Stores	$59,073	$55,437
International	23,937	19,627
Sam’s Club	11,112	10,323

Total Company	$94,122	$85,387

Segment operating income and the reconciliation to income before income taxes and minority interest are as follows (amounts in millions):

	Three Months Ended April 30,
	2008	2007
Operating Income:
Wal-Mart Stores	$4,362	$3,979
International	1,044	903
Sam’s Club	386	370
Other	(482)	(402)

Operating income	$5,310	$4,850
Interest expense, net	(496)	(392)

Income before income taxes and minority interest	$4,814	$4,458

Goodwill is recorded on the condensed consolidated balance sheets in the operating segments as follows (amounts in millions):

	April 30, 2008	April 30, 2007	January 31, 2008
International	$16,315	$14,280	$15,766
Sam’s Club	305	305	305

Total goodwill	$16,620	$14,585	$16,071

The change in the International segment’s goodwill since April 30, 2007 primarily resulted from the acquisition of substantially all of the outstanding common and preferred shares of our Japanese subsidiary, The Seiyu Ltd., that the Company did not previously own, final purchase price allocation of its investment in Bounteous Company Ltd. (“BCL”) and foreign exchange rate fluctuations.

NOTE 7. Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. Comprehensive income was $3.5 billion and $3.0 billion for the three months ended April 30, 2008 and 2007, respectively.

NOTE 8. Common Stock Dividends

On March 6, 2008, the Company’s Board of Directors approved an increase in annual dividends to $0.95 per share. The annual dividend will be paid in four quarterly installments on April 7, 2008, June 2, 2008, September 2, 2008, and January 2, 2009, to holders of record on March 14, May 16, August 15 and December 15, 2008, respectively.

NOTE 9. Income and Other Taxes

The Company’s effective tax rate was 34.7% for the three months ended April 30, 2008. The Company expects the fiscal 2009 annual effective tax rate to be approximately 34-35%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters and the composition of taxable income between domestic and international operations.

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

In the normal course of its business the Company provides for uncertain tax positions, and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the first quarter of fiscal 2009, unrecognized tax benefits related to continuing operations increased by $45 million and accrued interest increased by $18 million. As of April 30, 2008 the Company’s unrecognized tax benefits relating to continuing operations were $913 million, of which $628 million would, if recognized, affect the Company’s effective tax rate.

Additionally, the Company has unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations. Of this, $1.7 billion relates to a worthless stock deduction to be claimed for the Company’s disposition of its German operations in fiscal year 2007. The Company cannot reasonably predict if this matter will be resolved within the next twelve months.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $50 million to $200 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. Such unrecognized tax benefits relate primarily to timing recognition issues and resolution of the gain determination on a discontinued operation in fiscal year 2004. The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate. As of April 30, 2008, there were no material changes to the amount of unrecognized tax benefits or the related accrued interest and penalties.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs. At April 30, 2008, before any tax benefits, the Company had $245 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal years 2007 and 2008, with fiscal years 2004 through 2006 remaining open for a limited number of issues, for non-U.S. income taxes for the tax years 2002 through 2008, and for state and local income taxes for the fiscal years 2004 through 2007 generally and from 1997 for a limited number of issues.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from the taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s consolidated financial statements. While these matters are individually immaterial, a group of related matters, if decided adversely to the Company, may result in liability material to the Company’s financial condition or results of operations.

NOTE 10. Legal Proceedings

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

Wage and Hour “Off the Clock” Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work “off the clock” or failed to provide work breaks, or otherwise that they were not paid correctly for work performed. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. Where it has been addressed, certification has been denied in nine of these cases; has been granted in whole or in part in eleven of these cases; and has been conditionally granted for notice purposes only in three of these cases. In another nine such cases, certification was denied and the case was then dismissed, and in two additional such cases, certification was granted and the case was then dismissed. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except as noted below.

One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A trial on the plaintiffs’ claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. In June 2006, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. On December 27, 2006, the judge entered an order awarding the plaintiffs an additional amount of approximately $26 million in costs and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on January 31, 2007, the Company filed its Notice of Appeal.

In another of the class-action lawsuits described above, Braun/Hummel v. Wal-Mart Stores, Inc., a trial was commenced in September 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal.

In another of the class-action lawsuits described above, Braun v. Wal-Mart Stores, Inc., a trial commenced on September 24, 2007, in the First Judicial District Court for Dakota County, Minnesota, on the plaintiffs’ claims for backpay damages. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Minnesota law, and seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties, and punitive damages, if any. Testimony concluded on December 11, 2007, on the plaintiffs’ backpay claims, and the judge took the matter under advisement. No ruling has been received. The judge has not determined whether the plaintiffs will be allowed to proceed to trial on their claims for punitive damages, but a separate trial has been scheduled for October 20, 2008, in the event those claims are allowed to proceed to trial. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Exempt Status Cases: The Company is currently a defendant in four putative class actions in which the plaintiffs seek class certification of various groups of salaried managers and challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification was denied by the trial court on May 5, 2006. On April 25, 2008, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s ruling in part and reversed it in part, and remanded the case for further proceedings. On May 16, 2008, the Company filed a petition seeking review of that ruling by a larger panel of the court. Class certification has not been addressed in the other cases. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

The Company believes that the district court’s ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the Court of Appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, Wal-Mart’s Petition for Rehearing En Banc was denied as moot. Wal-Mart filed a new Petition for Rehearing En Banc on January 8, 2008. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal from the district court’s certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

The Company is a defendant in a lawsuit that was filed by the EEOC on August 24, 2001, in the United States District Court for the Eastern District of Kentucky on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, distribution center from 1998 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification. The EEOC seeks back pay and front pay for those females not selected for hire or transfer during the relevant time period, plus compensatory and punitive damages and injunctive relief. The EEOC has asserted that the hiring practices in question resulted in a shortfall of 245 positions. The claims for compensatory and punitive damages are capped by statute at $300,000 per shortfall position. The amounts of back pay and front pay that are being sought have not been specified.

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

NOTE 11. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. The Company will adopt SFAS 161 on February 1, 2009. The Company is currently assessing the potential impact of SFAS 161 on its financial statements.

NOTE 12. Subsequent Event

In June 2008, the Company reached an agreement to sell its property development subsidiary, Gazeley Limited (“Gazeley”). Gazeley develops industrial distribution warehouses in the United Kingdom, mainland Europe and China and has extended its operations to India and Mexico. The sale, which is subject to European regulatory approval, is expected to close in the summer of 2008 and result in a pre-tax gain.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our condensed consolidated financial statements as of April 30, 2008, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements as of January 31, 2008, and for the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2008, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2008.

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

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. Segment operating income refers to income from operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead. At February 1, 2008, the Company reclassified certain unallocated corporate expenses to be included within each segment’s measurement of operating income. As a result, all prior year measurements of segment operating income have been restated for comparative purposes.

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

During fiscal 2008, the Company reviewed its definition of comparable store sales for consistency with other retailers. For fiscal 2009, beginning February 1, 2008, the Company has revised its definition of comparable store sales to include sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format continue to be excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Since the impact of this revision is inconsequential, the Company did not restate comparable store sales results for previously reported fiscal periods.

Company Performance Metrics

Management uses a number of metrics to assess the Company’s performance including:

•	Total sales and comparable store sales;

•	Operating income;

•	Diluted net income per common share;

•	Return on investment; and

•	Free cash flow.

Total Sales and Comparable Store Sales

(Dollar amounts in millions)

	Three Months Ended April 30,
	2008			2007
	Net sales	Percent of total	Percent increase	Net sales	Percent of total	Percent increase
Wal-Mart Stores	$59,073	62.8%	6.6%	$55,437	64.9%	5.6%
International	23,937	25.4%	22.0%	19,627	23.0%	18.5%
Sam’s Club	11,112	11.8%	7.6%	10,323	12.1%	5.6%

Total net sales	$94,122	100.0%	10.2%	$85,387	100.0%	8.3%

	Three Months Ended April 30,
	2008	2007
U.S. comparable store sales
Wal-Mart Stores	2.7%	-0.1%
Sam’s Club (1)	6.5%	4.1%
Total U.S. (2)	3.3%	0.6%

(1)	Fuel sales had a positive impact of 2.9 percentage points and a negative 0.6 percentage points on comparable club sales for the first quarter of fiscal 2009 and 2008, respectively.

(2)	Fuel sales had a positive impact of 0.4 percentage points and no impact on comparable store sales for the first quarter of fiscal 2009 and 2008, respectively.

Our total net sales increased by 10.2% and 8.3% for the first quarter of fiscal 2009 and 2008, respectively, when compared to the previous year. Those increases resulted from our global store expansion programs and comparable store sales increases. During the first quarter of fiscal 2009 and 2008, foreign currency exchange rates had a $1.3 billion and $622 million favorable impact, respectively, on the International segment’s net sales.

Comparable store sales in the United States increased 3.3% for the first quarter of fiscal 2009 compared to 0.6% for the first quarter of fiscal 2008. Comparable store sales in fiscal 2009 were higher than fiscal 2008 due to strength in grocery and increases in customer traffic and average transaction size per customer. Also, the first quarter of fiscal 2009 includes the benefit of one additional day, February 29, 2008, due to Leap Year.

Operating Income

(Amounts in millions)

	Three Months Ended April 30,
	2008			2007
	Operating income	Percent of total	Percent increase	Operating income	Percent of total	Percent increase
Wal-Mart Stores	$4,362	82.1%	9.6%	$3,979	82.0%	2.1%
International	1,044	19.7%	15.6%	903	18.6%	19.3%
Sam’s Club	386	7.3%	4.3%	370	7.6%	20.1%
Other	(482)	-9.1%	19.9%	(402)	-8.2%	-13.9%

Total operating income	$5,310	100.0%	9.5%	$4,850	100.0%	7.9%

Operating income growth compared to net sales growth is a meaningful measure because it indicates how effectively we manage costs and leverage expenses. Our objective is to grow operating income faster than net sales. For the first quarter of fiscal 2009, our operating income increased by 9.5% when compared to the prior year, while net sales increased by 10.2% over the same period. For the individual segments, our Wal-Mart Stores segment met this target; however, our Sam’s Club and International segments did not. The International segment fell short of this objective due to the timing of property sales at Gazeley Limited, our property development business in the United Kingdom, and accruals for certain legal matters. The Sam’s Club segment fell short of this objective as gross profit as a percentage of segment net sales (our “gross margin”) was down compared to the first quarter of fiscal 2008 due to the excise tax refund of $39 million recorded in the prior year.

Diluted Net Income per Common Share

	Three Months Ended April 30,
	2008	2007
Diluted net income per common share	$0.76	$0.68

Diluted earnings per share increased 11.8% for the first quarter of fiscal 2009 compared to the prior year as a result of a 6.9% increase in net income and the impact of share repurchases since first quarter of fiscal 2008 reducing the number of weighted average shares outstanding.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how efficiently Wal-Mart is employing its assets. ROI was 19.0% and 19.5% for the first quarter of fiscal year 2009 and 2008, respectively. The decrease in ROI for the first quarter of fiscal 2009 resulted from our operating income growing at a slower rate than our invested capital. Our announcement last year to moderate capital expenditures under our revised capital efficiency model was a first step in our drive to grow operating income faster than the increase in expenditures for property and equipment. Additionally, higher cash balances at April 30, 2008, subsequently used to repay debt, also contributed to the decline in ROI from the prior year.

We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization and rent expense) for the fiscal year or trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets of continuing operations plus accumulated depreciation and amortization less accounts payable and accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing twelve months multiplied by a factor of eight.

ROI is considered a non-GAAP financial measure under the SEC’s rules. We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles (“GAAP”) that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is income from continuing operations before minority interest for the fiscal year or the trailing twelve months divided by average of total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and add interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the method other companies use to calculate their ROI. We urge you to understand the method used by another company to calculate its ROI before comparing our ROI to that of the other company.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

(Dollar amounts in millions)	Twelve Months Ended April 30, 2008	Twelve Months Ended April 30, 2007
Calculation of Return on Investment
NUMERATOR
Operating Income (1)	$22,456	$20,852
+ Interest Income (1)	286	295
+ Depreciation and Amortization (1)	6,457	5,653
+ Rent (1)	1,684	1,459

= Adjusted Operating Income	$30,883	$28,259

DENOMINATOR
Average Total Assets of Continuing Operations (2)	161,453	146,675
+ Average Accumulated Depreciation and Amortization (2)	30,507	26,159
- Average Accounts Payable (2)	28,305	26,339
- Average Accrued Liabilities (2)	14,160	13,005
+ Rent * 8	13,472	11,672

= Invested Capital	$162,967	$145,162

ROI	19.0%	19.5%

Calculation of Return on Assets
NUMERATOR
Income From Continuing Operations Before Minority Interest (1)	$13,508	$12,790

DENOMINATOR
Average Total Assets of Continuing Operations (2)	$161,453	$146,675

ROA	8.4%	8.7%

CERTAIN BALANCE SHEET DATA	As of April 30, 2008	As of April 30, 2007	As of April 30, 2006
Total Assets of Continuing Operations (1)	$167,483	$155,422	$137,928
Accumulated Depreciation and Amortization (1)	32,880	28,133	24,185
Accounts Payable (1)	29,048	27,562	25,115
Accrued Liabilities (1)	14,912	13,407	12,602

(1)	Based on continuing operations only; and, therefore excludes the impact of our South Korean and German operations, which were sold in fiscal 2007 and classified as discontinued operations. Total assets as of April 30, 2006 in the table above exclude assets of discontinued operations that are reflected in the Consolidated Balance Sheets of $2,557.
(2)	The average is calculated by adding the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in the period minus payments for property and equipment made in the period. We generated positive free cash flow for the first quarter of fiscal 2009 compared to a deficit in the prior year. The significant increase in our free cash flow is the result of our improved inventory management and reduced capital expenditures in connection with our planned slowing of store expansion in the United States.

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that free cash flow is an important financial measure for use in evaluating the Company’s financial performance, which measures our ability to generate additional cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for, net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statement of cash flows.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
(Amounts in millions)	April 30, 2008	April 30, 2007
Net cash provided by operating activities	$3,705	$1,847
Payments for property and equipment	(2,447)	(3,157)

Free cash flow	$1,258	$(1,310)

Net cash used in investing activities	$(2,233)	$(3,442)
Net cash provided by financing activities	$865	$799

Results of Operations

Consolidated

Quarter ended April 30, 2008

Our total net sales increased by 10.2% and 8.3% for the first quarter of fiscal 2009 and 2008, respectively, when compared to the previous year. Those increases resulted from our global store expansion programs and comparable store sales increases. During the first quarter of fiscal 2009 and 2008, foreign currency exchange rates had a $1.3 billion and $622 million favorable impact, respectively, on the International segment’s net sales, causing an increase in the International segment’s net sales as a percentage of total Company net sales.

Our gross margin increased from 23.5% for the first quarter of fiscal 2008 to 23.6% in the first quarter of fiscal 2009. This increase is primarily due to lower inventory shrink and less markdown activity as a result of improved inventory management in our Wal-Mart Stores segment. The effect of these benefits was partially offset by the $97 million excise tax refund recorded in the first quarter of fiscal 2008.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales increased 0.2 percentage points compared to the corresponding period in fiscal 2008 due to higher utility, repairs and maintenance expenses as well as increased corporate expenses. Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources. We expect these increases to continue for the foreseeable future. Operating expenses as a percentage of net sales for the first quarter of fiscal 2008 included accruals for certain legal matters of $83 million.

Membership and other income, which includes a variety of income categories such as Sam’s Club membership fee revenues, tenant income and financial services income, increased 15.4% in the first quarter of fiscal 2009 from the prior year due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts.

Interest, net, increased 26.5% in the first quarter of fiscal 2009 when compared with the same period last year largely due to higher borrowing levels in the first quarter of fiscal 2009.

Our effective income tax rate was 34.7% for the first quarter of fiscal 2009, which was relatively consistent with the first quarter of fiscal 2008 effective rate of 34.4%.

Wal-Mart Stores Segment

Quarter ended April 30, 2008

(Amounts in millions)

Quarter ended April 30,	Segment net sales	Segment net sales increase from prior fiscal year first quarter	Segment operating income	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2008	$59,073	6.6%	$4,362	9.6%	7.4%
2007	55,437	5.6%	3,979	2.1%	7.2%

The net sales increase for the Wal-Mart Stores segment in the first quarter of fiscal 2009 resulted from our continued expansion activities, strength in the grocery, health and wellness, and entertainment categories and a comparable store sales increase of 2.7%. Comparable store sales increased for the first quarter of fiscal 2009 primarily due to an increase in average transaction size per customer.

Gross margin increased by 0.3 percentage points due to decreased markdowns and lower inventory shrinkage, partially offset by the $46 million excise tax refund recorded in the first quarter of fiscal 2008.

Operating expenses as a percentage of segment net sales increased by 0.2 percentage points primarily due to higher bonus expenses for store associates and increased utilities expenses when compared to the corresponding quarter in fiscal 2008. Partially offsetting these increased expenses were lower wage-related expenses from improvements in labor productivity in the current year, in conjunction with the favorable comparison from accruals for certain legal matters of $73 million recorded in the prior year.

Other income increased in the first quarter of fiscal 2009 from the prior year due to continued growth in financial services and recycling income.

International Segment

Quarter ended April 30, 2008

(Amounts in millions)

Quarter ended April 30,	Segment net sales	Segment net sales increase from prior fiscal year first quarter	Segment operating income	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2008	$23,937	22.0%	$1,044	15.6%	4.4%
2007	19,627	18.5%	903	19.3%	4.6%

At April 30, 2008, our International segment was comprised of wholly-owned operations in Argentina, Brazil, Canada, Puerto Rico and the United Kingdom, the operation of joint ventures in China and India and the operations of majority-owned subsidiaries in Central America, Japan and Mexico.

The first quarter fiscal 2009 increase in the International segment’s net sales primarily resulted from net sales growth from existing units, our international expansion program, acquisitions and the favorable impact of changes in foreign currency exchange rates of $1.3 billion during first quarter fiscal 2009.

In first quarter fiscal 2009, gross margin decreased 0.1 percentage point primarily due to actions taken to establish price leadership in Japan and a mix shift toward lower-margin fuel, partially offset by slight improvements across most other markets.

Operating expenses as a percentage of segment net sales were flat compared to the first quarter of fiscal 2008 due to strong underlying improvements in the United Kingdom, Japan and Mexico, partially offset by accruals for certain legal matters.

Other income as a percentage of segment net sales for the first quarter of fiscal 2009 declined 0.1 percentage point from the prior year as a result of the timing of property sales at Gazeley Limited.

Segment operating income for the first quarter of fiscal 2009 was favorably impacted by changes in foreign currency exchange rates of $46 million.

Sam’s Club Segment

Quarter ended April 30, 2008

(Amounts in millions)

Quarter ended April 30,	Segment net sales	Segment net sales increase from prior fiscal year first quarter	Segment operating income	Segment operating income increase from prior fiscal year first quarter	Segment operating income as a percentage of segment net sales
2008	$11,112	7.6%	$386	4.3%	3.5%
2007	10,323	5.6%	370	20.1%	3.6%

Growth in net sales for the Sam’s Club segment in the first quarter of fiscal 2009 resulted from comparable club sales increases of 6.5% in the first quarter of fiscal 2009 and continued expansion activities. Comparable club sales in the first quarter of fiscal 2009 increased primarily due to higher growth rates in dry grocery, consumables and certain general merchandise including video games, office supplies and residential furniture, as well as an increase in both member traffic and average transaction size. In addition, fuel sales had a positive impact of 2.9 percentage points on comparable club sales in the first quarter of fiscal 2009.

Gross margin decreased 0.1 percentage point during the first quarter of fiscal 2009 primarily due to the $39 million excise tax refund recorded in the prior year quarter.

Operating expenses as a percentage of segment net sales decreased slightly in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008 primarily due to lower property tax expenses in the current year, in conjunction with the favorable comparison from accruals for certain legal matters of $10 million recorded in the prior year.

Membership and other income, which includes membership, recycling, tenant lease, financial services and a variety of other income categories, increased in the first quarter. Membership income, which is recognized over the term of the membership, increased slightly in the quarter.

Unit Data By Segment

Square Footage in Thousands

	April 30, 2008	Square Footage	April 30, 2007	Square Footage	January 31, 2008	Square Footage
Wal-Mart Stores Segment
Discount Stores	937	101,286	1,051	112,129	971	104,561
Supercenters	2,527	470,831	2,307	430,807	2,447	456,516
Neighborhood Markets	138	5,803	118	4,945	132	5,552

Total Wal-Mart Stores Segment	3,602	577,920	3,476	547,881	3,550	566,629

Sam’s Club Segment	593	78,527	582	76,762	591	78,236

United States Total	4,195	656,447	4,058	624,643	4,141	644,865

International Segment
Argentina	23	3,979	14	2,494	21	3,789
Brazil	315	25,093	300	23,892	313	24,958
Canada	305	36,695	290	33,739	305	36,590
Central America	463	7,868	422	7,210	457	7,822
Trust-Mart - China	101	17,653	101	17,653	101	17,653
Wal-Mart - China	105	19,433	83	15,493	101	18,738
Japan	392	26,274	391	28,777	394	26,425
Mexico	1,037	57,615	907	51,401	1,023	56,804
Puerto Rico	54	3,829	54	3,829	54	3,829
United Kingdom	353	28,095	336	26,858	352	27,868

Total International Segment	3,148	226,534	2,898	211,346	3,121	224,476

Grand Totals	7,343	882,981	6,956	835,989	7,262	869,341

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The increase in cash flows provided by operating activities for the first quarter of fiscal 2009 was primarily attributable to increased net income and improved inventory management.

(Amounts in millions)	Three Months Ended April 30,
	2008	2007
Net cash provided by operating activities	$3,705	$1,847

Purchase of Company stock	(1,375)	(943)
Dividends paid	(940)	(908)
Proceeds from issuance of long-term debt	2,521	3,170
Payment of long-term debt	(361)	(2,232)
Increase in commercial paper, net	892	1,988

Current assets	$50,295	$47,579
Current liabilities	61,102	54,700

Working Capital

Current liabilities exceeded current assets at April 30, 2008, by $10.8 billion, a slight decrease from January 31, 2008. Our ratio of current assets to current liabilities was 0.8 at April 30, 2008 and January 31, 2008 and 0.9 at April 30, 2007. We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of stock repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007. Under the share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $15.0 billion of our shares under the program. Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. At April 30, 2008, approximately $7.1 billion remained of the $15.0 billion authorization.

Capital Resources

Management believes that cash flows from operations and proceeds from the sale of commercial paper will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate compensating for any shortfall in funding these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At April 30, 2008, 2007 and January 31, 2008, the ratio of our debt to total capitalization was approximately 43.2%, 41.3% and 40.9%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus shareholders' equity. Our ratio of debt to our total capitalization increased in the first quarter of fiscal 2009 due to increased borrowing to fund our share repurchases as well as other business needs.

We also use the ratio of adjusted cash flow from operations to adjusted average debt as a metric to review leverage. Adjusted cash flow from operations, the numerator in the calculation, is defined as cash flow from operations of continuing operations for the current year plus two–thirds of the current year operating rent expense less current year capitalized interest expense. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper, long–term debt due within one year, obligations under capital leases due within one year, long–term debt and long–term obligations under capital leases. Average operating rent expense is the simple average of current year and prior year operating rent expense. We believe this metric is useful to investors as it provides them with a tool to measure our leverage. This metric was 40% and 38% for the twelve months ended April 30, 2008 and 2007, respectively. The increase in the metric is primarily due to the increase in net cash flow from continuing operations.

The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules. The most recognized directly comparable GAAP measure is the ratio of cash flow from operations of continuing operations for the current year to average total debt (which excludes any effect of operating leases or capitalized interest), which was 49% and 45% for the twelve months ended April 30, 2008 and 2007, respectively.

A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth below along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

(Dollar amounts in millions)	Twelve Months Ended April 30, 2008	Twelve Months Ended April 30, 2007
Calculation of adjusted cash flow from operations to average debt
Numerator
Net cash provided by operating activities of continuing operations	$22,212	$18,268
+ Two-thirds current period operating rent expense (1)	1,123	973
– Current year capitalized interest expense	143	173

Adjusted cash flow from operations	$23,192	$19,068
Denominator
Average debt (2)	$45,136	$40,288
Eight times average operating rent expense (3)	12,572	10,060

Average debt	$57,708	$50,348
Adjusted cash flow from operations to average debt (4)	40%	38%
Calculation of cash flows from operating activities of continuing operations to average debt
Numerator
Net cash provided by operating activities of continuing operations	$22,212	$18,268
Denominator
Average debt (2)	$45,136	$40,288
Cash flows from operating activities of continuing operations to average debt	49%	45%
Selected Financial Information
Current period operating rent expense	$1,684	$1,459
Prior period operating rent expense	1,459	1,056
Current period capitalized interest	143	173
Certain Balance Sheet Information

	April 30, 2008	April 30, 2007	April 30, 2006
Commercial paper	$5,924	$4,627	$3,653
Long-term debt due within one year	5,864	4,212	5,528
Obligations under capital leases due within one year	321	246	239
Long-term debt	32,379	29,567	25,036
Long-term obligations under capital leases	3,584	3,548	3,920

Total debt	$48,072	$42,200	$38,376

(1)	2/3 X $1,684 for the twelve months ended April 30, 2008 and 2/3 X $1,459 for the twelve months ended April 30, 2007.
(2)	($48,072 + $42,200)/2 for the twelve months ended April 30, 2008 and ($42,200 + $38,376)/2 for the twelve months ended April 30, 2007.
(3)	8 X (($1,684 + $1,459)/2) for the twelve months ended April 30, 2008 and 8 X (($1,459 + $1,056)/2) for the twelve months ended April 30, 2007.
(4)	The calculation of the ratio as defined.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2008 are similar to those disclosed in our Form 10-K for the year ended January 31, 2008.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of the Annual Report to Shareholders for the year ended January 31, 2008 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2008, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 10 to our condensed consolidated financial statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit's name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage and Hour “Off the Clock” Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM,

USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Hinesman v. WM, USDC, N. Dist. Of GA, 3/5/08; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM,

USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Dist. of OR, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Romero v. WM, Superior Ct. of CA, Monterey County, 03/25/04; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Matlock v. WM and Claims Management, Inc., USDC, Northern Dist. of TX, 8/7/07; Patel v. WM., USDC, Middle Dist. of AL, 5/6/08.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleges that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The U. S. Environmental Protection Agency ("EPA") has inspected the contractor's facilities and is also conducting an investigation. The Company has submitted a response to the Notice of Violation and is cooperating with the Department and the EPA. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

The Company has received a Notice of Probable Violation from the U.S. Dept. of Transportation's Pipeline and Hazardous Materials Safety Administration (the “Administration”) dated May 29, 2008, in connection with certain shipments of batteries that were made during October and November 2006. The Administration alleges failure to maintain appropriate records; failure to mark packages correctly; failure to package batteries with protection to prevent short circuits; and failure to provide proper training for employees. The Company is cooperating with the Administration in this matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2008, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we repurchase shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007, and publicly announced on June 1, 2007. This program does not have any expiration date. Share repurchase activity for the first quarter of fiscal 2009 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-29, 2008	10,026,000	$49.97	10,026,000	$8.0
March 1-31, 2008	8,441,000	$51.01	8,441,000	$7.5
April 1-30, 2008	6,913,200	$55.81	6,913,200	$7.1

Total	25,380,200	$51.91	25,380,200	$7.1

Item 5.	Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 9 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2009 and the factors affecting that rate, regarding the effect of the future recognition of certain tax benefits on the Company’s tax rate and regarding the possible effect of the resolution of certain tax audit issues in the future, including the effect on the Company’s tax rate, a statement under the caption “Results of Operations—Quarter ended April 30, 2008” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our expectations relating to continuing increases in certain operating expenses, and statements under the subcaption “Capital Resources” under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “anticipate,” “could reduce,” “expect,” “plan,” “would, if recognized, affect” or a variation of one of those words in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, cost of goods, consumer credit availability, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, geopolitical conditions, weather conditions, storm-related damage to our facilities, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2008. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 9, 2008	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: June 9, 2008	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: June 9, 2008	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.