Form 10-Q
period 2008-07-31
WAL MART STORES INC
filed 2008-09-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2008.

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

Large Accelerated Filer   ☒                                                      Accelerated Filer                                              Non-Accelerated Filer   ☐                                           Smaller Reporting Company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value – 3,933,976,378 shares as of August 29, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues:
Net sales	$101,598	$91,990	$195,720	$177,377
Membership and other income	1,069	1,009	2,241	2,000
	102,667	92,999	197,961	179,377

Costs and expenses:
Cost of sales	77,642	70,589	149,528	135,900
Operating, selling, general and administrative expenses	19,228	17,127	37,328	33,371
Operating income	5,797	5,283	11,105	10,106

Interest:
Debt	450	446	938	852
Capital leases	77	42	149	111
Interest income	(71)	(84)	(135)	(169)
Interest, net	456	404	952	794

Income from continuing operations before income taxes and minority interest	5,341	4,879	10,153	9,312

Provision for income taxes	1,826	1,676	3,496	3,208
Income from continuing operations before minority interest	3,515	3,203	6,657	6,104
Minority interest	(130)	(106)	(252)	(206)
Income from continuing operations	3,385	3,097	6,405	5,898
Income (loss) from discontinued operations, net of tax	64	(145)	66	(120)
Net income	$3,449	$2,952	$6,471	$5,778

Net income per common share:
Basic income per common share from continuing operations	$0.86	$0.75	$1.62	$1.43
Basic income (loss) per common share from discontinued operations	0.01	(0.03)	0.02	(0.02)
Basic net income per common share	$0.87	$0.72	$1.64	$1.41

Diluted income per common share from continuing operations	$0.86	$0.75	$1.62	$1.43
Diluted income (loss) per common share from discontinued operations	0.01	(0.03)	0.01	(0.03)
Diluted net income per common share	$0.87	$0.72	$1.63	$1.40

Weighted-average number of common shares:
Basic	3,945	4,102	3,951	4,112
Diluted	3,958	4,108	3,962	4,118

Dividends declared per common share	$-	$-	$0.95	$0.88

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	July 31,	July 31,	January 31,
	2008	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,907	$6,073	$5,499
Receivables	3,226	2,767	3,654
Inventories	35,382	34,184	35,180
Prepaid expenses and other	3,311	2,915	2,760
Current assets of discontinued operations	708	448	492
Total current assets	49,534	46,387	47,585

Property and equipment, at cost	126,698	116,648	122,642
Less accumulated depreciation	(31,591)	(26,771)	(28,771)
Property and equipment, net	95,107	89,877	93,871

Property under capital leases	5,740	5,515	5,736
Less accumulated amortization	(2,645)	(2,448)	(2,594)
Property under capital leases, net	3,095	3,067	3,142

Goodwill	16,400	14,655	16,071
Other assets and deferred charges	2,755	2,959	2,841
Non-current assets of discontinued operations	4	4	4
Total assets	$166,895	$156,949	$163,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$4,347	$8,117	$5,040
Accounts payable	29,933	27,748	30,370
Dividends payable	1,927	1,794	-
Accrued liabilities	15,607	14,025	15,724
Accrued income taxes	555	168	1,000
Long-term debt due within one year	2,180	3,176	5,913
Obligations under capital leases due within one year	324	189	316
Current liabilities of discontinued operations	31	33	91
Total current liabilities	54,904	55,250	58,454

Long-term debt	34,168	27,966	29,799
Long-term obligations under capital leases	3,544	3,594	3,603
Deferred income taxes and other	5,410	5,449	5,111
Minority interest	2,076	2,404	1,939

Commitments and contingencies	-	-	-

Shareholders' equity:
Common stock and capital in excess of par value	3,986	3,412	3,425
Retained earnings	57,883	55,414	57,319
Accumulated other comprehensive income	4,924	3,460	3,864
Total shareholders’ equity	66,793	62,286	64,608
Total liabilities and shareholders’ equity	$166,895	$156,949	$163,514

WAL-MART STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)
	Six Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,471	$5,778
(Income) loss from discontinued operations, net of tax	(66)	120
Income from continuing operations	6,405	5,898
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,366	3,060
Other operating activities	315	101
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	578	255
Decrease (increase) in inventories	95	(64)
Decrease in accounts payable	(150)	(1,134)
Decrease in accrued liabilities	(626)	(1,918)
Net cash provided by operating activities	9,983	6,198

Cash flows from investing activities:
Payments for property and equipment	(5,074)	(6,971)
Proceeds from disposal of property and equipment	492	319
Investment in international operations, net of cash acquired	(74)	(467)
Other investing activities	129	(61)
Net cash used in investing activities	(4,527)	(7,180)

Cash flows from financing activities:
(Decrease) increase in commercial paper, net	(639)	5,487
Proceeds from issuance of long-term debt	4,648	3,818
Payment of long-term debt	(4,061)	(5,435)
Dividends paid	(1,878)	(1,811)
Purchase of Company stock	(2,184)	(2,484)
Other financing activities	(85)	(435)
Net cash used in financing activities	(4,199)	(860)

Effect of exchange rates on cash	115	169
Net increase (decrease) in cash and cash equivalents	1,372	(1,673)
Cash and cash equivalents at beginning of year (1)	5,569	7,767
Cash and cash equivalents at end of period (2)	$6,941	$6,094

(1) Includes cash and cash equivalents of discontinued operations of $70 million and $49 million at January 31, 2008 and 2007, respectively.
(2) Includes cash and cash equivalents of discontinued operations of $34 million and $21 million at July 31, 2008 and 2007, respectively.

WAL-MART STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of July 31, 2008 and 2007, the related Condensed Consolidated Statements of Income for the three and six months ended July 31, 2008 and 2007, and the related Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2008 and 2007, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2008, is derived from the audited financial statements at that date.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2008. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders.

General Liability and Workers’ Compensation Change in Estimate

Liabilities associated with general liability and workers’ compensation claims against the Company are estimated by considering the Company’s historical claims experience, including frequency and severity of claims, and certain actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims.  During the last few years, we have enhanced how we manage claims.  As a result, our loss experience with respect to such claims has improved and the actuarially determined ultimate loss estimates, primarily for fiscal year 2004 through 2007 claims, were reduced during the quarter ended July 31, 2007. The reductions in ultimate loss estimates resulted primarily from improved claims handling experience, which impacts loss development factors and other actuarial assumptions.  Due to the beneficial change in estimate of our ultimate losses, accrued liabilities for general liability and workers’ compensation claims were reduced by $196 million after tax, resulting in an increase in net income per basic and diluted common share from continuing operations of $0.05 for the three and six months ended July 31, 2007.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and other share-based awards.  The dilutive effect of outstanding stock options and restricted stock was 13 million and 11 million shares for the three and six months ended July 31, 2008, respectively, and 6 million shares for the three and six months ended July 31, 2007.  The Company had approximately 1 million and 59 million option shares outstanding at July 31, 2008 and 2007, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At July 31, 2008 and 2007, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

NOTE 4. Certain Long-term Debt Transactions

In April 2008, the Company issued $1.0 billion of 4.250% Notes Due 2013 and $1.5 billion of 6.200% Notes Due 2038.   Beginning on October 15, 2008, the Company will pay interest on the notes of each series on April 15 and October 15 of each year. Interest started accruing on such notes on April 15, 2008. The 2013 notes will mature on April 15, 2013 and the 2038 notes will mature on April 15, 2038. The notes of each such series are senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

In May 2008, Wal-Mart Stores, Inc. entered into a term loan facility with a syndicate of banks.  Pursuant to that facility, the Company borrowed ¥220 billion to refinance outstanding debt of its wholly-owned subsidiary, The Seiyu, Ltd., that was scheduled to mature in December, 2008.  Borrowings under such facility are senior, unsecured obligations of Wal-Mart Stores, Inc. and generally bear interest at a floating rate equal to the one, three or six month London Interbank Offered Rate plus a spread of 0.35%.  Such debt matures on June 26, 2011.  The amount of such debt in United States dollars as reflected on the Company’s Condensed Consolidated Balance Sheets at July 31, 2008 was approximately $2.1 billion.  The facility is designated as a hedge of the Company’s net investment in Japan.

NOTE 5. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”) and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities.  The Company adopted SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of July 31, 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to receive fixed-rate, pay floating-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps.  The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of July 31, 2008, are as follows (asset/(liability)):

	Notional Amount	Fair Value
(Amounts in millions)	July 31, 2008	July 31, 2008
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$5,195	$209
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as
net investment hedges (Cross-currency notional amount: GBP 795 at 7/31/2008)	1,250	(137)
Total	$6,445	$72

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

NOTE 6. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom and through majority-owned subsidiaries in Central America and Mexico.  The Company operates in China and India through joint ventures.  The Company identifies segments in accordance with the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and is primarily based on the operations of the Company that our chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States under the “Wal-Mart” or “Walmart” brand, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. The International segment consists of the Company’s operations outside of the 50 United States.  The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

The Company measures the profit of its segments as “segment operating income,” which is defined as income from continuing operations before net interest expense, income taxes and minority interest and excludes unallocated corporate overhead.  At February 1, 2008, the Company reclassified certain unallocated corporate expenses to be included within each segment’s measurement of segment operating income.  As a result, all prior year measurements of segment operating income have been restated for comparative purposes.

Net sales by operating segment were as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net Sales:
Walmart U.S.	$64,053	$59,013	$123,126	$114,450
International	25,261	21,600	49,198	41,227
Sam's Club	12,284	11,377	23,396	21,700
Total Company	$101,598	$91,990	$195,720	$177,377

    Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Operating Income:
Walmart U.S.	$4,715	$4,256	$9,077	$8,235
International	1,202	1,032	2,244	1,908
Sam's Club	432	445	818	815
Other	(552)	(450)	(1,034)	(852)
Operating income	$5,797	$5,283	$11,105	$10,106
Interest expense, net	(456)	(404)	(952)	(794)
Income from continuing operations before income taxes and minority interest	$5,341	$4,879	$10,153	$9,312

    Goodwill is recorded on the Condensed Consolidated Balance Sheets in the operating segments as follows (amounts in millions):

	July 31,	July 31,	January 31,
	2008	2007	2008
International	$16,095	$14,350	$15,766
Sam’s Club	305	305	305
Total goodwill	$16,400	$14,655	$16,071

The change in the International segment's goodwill since January 31, 2008, primarily resulted from foreign currency exchange rate fluctuations in the Japanese yen and Mexican peso, offset by an adjustment to allocate goodwill for the sale of Gazeley Limited (“Gazeley”), an ASDA commercial property development subsidiary in the United Kingdom.

The change in the International segment's goodwill since July 31, 2007, resulted from the final purchase price allocation of the Company's investment in Bounteous Company Ltd. ("BCL"), the acquisition of substantially all of the outstanding common and preferred shares of our Japanese subsidiary, The Seiyu Ltd., foreign currency exchange rate fluctuations in the Japanese yen, Mexican peso and Chinese yuan renminbi and purchase price adjustments related to continuing the repurchase of Walmex shares throughout the period, offset by an adjustment to allocate goodwill for the sale of Gazeley.

NOTE 7. Comprehensive Income

    Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects.  Comprehensive income was $4.0 billion and $7.5 billion for the three and six months ended July 31, 2008, respectively.  Comprehensive income was $3.7 billion and $6.7 billion for the three and six months ended July 31, 2007, respectively.

NOTE 8. Common Stock Dividends

On March 6, 2008, the Company’s Board of Directors approved an increase in annual dividends to $0.95 per share. The annual dividend will be paid in four quarterly installments on April 7, 2008, June 2, 2008, September 2, 2008, and January 2, 2009, to holders of record on March 14, May 16, August 15 and December 15, 2008, respectively.

NOTE 9. Income and Other Taxes

The Company's effective tax rate was 34.2% for the three months ended July 31, 2008.  The Company expects the fiscal 2009 annual effective tax rate to be approximately 34% to 35%.  Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters and the composition of taxable income between domestic and international operations.

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

In the normal course of its business, the Company provides for uncertain tax positions, and the related interest and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. During the second quarter of fiscal 2009, unrecognized tax benefits related to continuing operations decreased by $65 million and accrued interest decreased by $13 million.  For the first six months of fiscal 2009, unrecognized tax benefits related to continuing operations decreased by $20 million and accrued interest increased by $5 million.  As of July 31, 2008, the Company’s unrecognized tax benefits relating to continuing operations were $848 million, of which $575 million would, if recognized, affect the Company’s effective tax rate.

Additionally, at April 30, 2008 the Company had unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations.  Of this, $63 million was recognized in discontinued operations during the second quarter of fiscal year 2009 from the successful resolution of a tax contingency related to McLane Company, Inc., a former Wal-Mart subsidiary.  The balance of $1.7 billion at July 31, 2008 relates to a worthless stock deduction which the Company has now claimed for the Company’s fiscal year 2007 disposition of its German operations.  The Company cannot predict with reasonable certainty if this matter will be resolved within the next twelve months.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $140 million to $260 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance.  The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate.  As of July 31, 2008, there were no material changes to the amount of unrecognized tax benefits or the related accrued interest and penalties reported in continuing operations.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs.  At July 31, 2008, before any tax benefits, the Company had $232 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal years 2007 and 2008, with fiscal years 2004 through 2006 remaining open for a limited number of U.S. income tax positions.  Non-U.S. income taxes are subject to income tax examination for the tax years 2002 through 2008.  State and local income taxes are open for examination for the fiscal years 2004 through 2007 generally and for the fiscal years 1997 through 2003 for a limited number of positions.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from the taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company's condensed consolidated financial statements. While these matters are individually immaterial, a group of related matters, if decided adversely to the Company, may result in liability material to the Company's financial condition or results of operations.

NOTE 10. Legal Proceedings

The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's condensed consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company's shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage-and-Hour Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced or encouraged them to work “off the clock,” failed to provide rest breaks or meal periods, or otherwise failed to pay them correctly. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Class or collective-action certification has yet to be addressed by the court in a majority of these cases. In the majority of wage-and-hour class actions filed against the Company in which the courts have addressed the issue, class certification has been denied. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except as noted below.

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

In another of the class-action lawsuits described above, Braun v. Wal-Mart Stores, Inc., a trial commenced on September 24, 2007, in the First Judicial District Court for Dakota County, Minnesota, on the plaintiffs’ claims that class members worked off the clock and were not provided meal and rest breaks in accordance with Minnesota law.  Testimony concluded on December 11, 2007. On June 30, 2008, the trial judge issued an Order awarding the class approximately $6.5 million in compensatory and liquidated damages. The judge also set the plaintiffs’ claims for punitive damages and statutory penalties for trial on October 20, 2008, but invited the parties to seek an immediate appeal of the findings made thus far.  On July 29, the Company filed a petition with the Minnesota Court of Appeals requesting immediate appeal.  No ruling has been received.  The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Another of the class-action lawsuits described above, Hale v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning on April 6, 2009, in the Circuit Court of Jackson County, Missouri. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Missouri law, and seek monetary damages in an unspecified amount, plus interest and attorneys' fees. The trial court granted class certification in November 2005 and the certification was affirmed by the Missouri Court of Appeals in June 2007. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Another of the class-action lawsuits described above, Carter v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning in April 2009 in the Court of Common Pleas of Colleton County, South Carolina. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with South Carolina law, and seek monetary damages in an unspecified amount, plus statutory penalties, punitive damages, interest, and attorneys' fees. The trial court granted class certification in May 2005. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

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

Gender Discrimination Cases: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 and pending in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company's retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys' fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs. The class as certified currently includes approximately 1.6 million present and former female associates.

The Company believes that the district court's ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company's petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the Court of Appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion.  As a result, Wal-Mart's Petition for Rehearing En Banc was denied as moot.  Wal-Mart filed a new Petition for Rehearing En Banc on January 8, 2008. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company's financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company's financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal from the district court's certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company's liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

The Company is a defendant in a lawsuit that was filed by the Equal Employment Opportunity Commission (“EEOC”) on August 24, 2001, in the United States District Court for the Eastern District of Kentucky on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, distribution center from 1998 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification. The EEOC seeks back pay and front pay for those females not selected for hire or transfer during the relevant time period, plus compensatory and punitive damages and injunctive relief. The EEOC has asserted that the hiring practices in question resulted in a shortfall of 245 positions.  The claims for compensatory and punitive damages are capped by statute at $300,000 per shortfall position. The amounts of back pay and front pay that are being sought have not been specified.

Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney's Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney's Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company's stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

NOTE 11. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows.  The Company will adopt SFAS 161 on February 1, 2009. The Company is currently assessing the potential impact of SFAS 161 on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-06-1"). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share". FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on February 1, 2009. The Company is currently assessing the potential impact of FSP EITF 03-06-1 on its financial statements.

NOTE 12. Discontinued Operations

As previously reported, in July 2006 the Company agreed to dispose of its German operations to Metro AG.  The Company reported the disposal as discontinued operations and recorded a loss of $863 million during the second quarter ended July 31, 2006.  An additional loss of $55 million on the disposal was recorded to discontinued operations in the third quarter of fiscal 2007 as a result of various closing adjustments.  In addition, the Company recognized a tax benefit of $126 million related to this transaction in the third quarter of fiscal 2007.  The Company also recorded a second quarter fiscal 2008 charge of $153 million to discontinued operations related to the settlement of a post-closing adjustment and certain other indemnification obligations associated with this disposition.

During fiscal 2009, the Company disposed of Gazeley, an ASDA commercial property development subsidiary in the United Kingdom.  Consequently, the results of operations associated with Gazeley are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented.  The cash flows related to this operation were insignificant.  The Company has estimated the gain from the sale of Gazeley to be approximately $200 million, after tax, which is subject to further analysis of the investment basis and foreign currency translation gains; determination of the fair value of the reporting unit; and subject to any closing adjustments or indemnification obligations. The Company’s operations in the United Kingdom are consolidated using a December 31 fiscal year-end.  Since the sale of Gazeley closed in July 2008, the Company will record the gain to discontinued operations in the third quarter of fiscal 2009.

In addition, the Company recorded a $63 million benefit to discontinued operations for the three months ended July 31, 2008, from the successful resolution of a tax contingency related to McLane Company, Inc., a former Wal-Mart subsidiary.

NOTE 13. Subsequent Event

    On August 5, 2008, the Company issued ¥25 billion of its Japanese Yen Bonds - First Series (2008), which bear interest at the rate of 1.72% per annum and mature on August 5, 2011, ¥25 billion of its Japanese Yen Bonds - Second Series (2008), which bear interest at the rate of 2.01% per annum and mature on August 5, 2013, and ¥50 billion of its Japanese Yen Floating Rate Bonds - First Series (2008), which bear interest at a per annum rate equal to the six-month London Interbank Offered Rate for deposits in Japanese yen (as applicable from interest period to interest period) plus 0.50 per cent and mature on August 5, 2013.  The bonds of each series are denominated and payable in Japanese yen and are designated as a hedge of the Company’s net investment in Japan.  Interest is payable on the bonds of each series on each February 5 and August 5 prior to maturity and on the maturity date, commencing on February 5, 2009.  The bonds of each series are senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.  Based on an exchange rate equal to the noon buying rate quoted by the Federal Reserve Bank of New York for August 5, 2008, which was $1.00 = ¥108.20, the United States dollar equivalent of the aggregate original principal amount of all such bonds was $924 million, the ¥25 billion original principal amount of the Japanese Yen Bonds - First Series (2008) was equivalent to $231 million, the ¥25 billion original principal amount of the Japanese Yen Bonds - Second Series (2008) was equivalent to $231 million, and the ¥50 billion original principal amount of the Japanese Yen Floating Rate Bonds - First Series (2008) was the equivalent of $462 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of July 31, 2008, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements as of January 31, 2008, and for the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2008, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2008.

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

During fiscal 2008, the Company reviewed its definition of comparable store sales for consistency with other retailers. For fiscal 2009, beginning February 1, 2008, the Company has revised its definition of comparable store sales to include sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in store format continue to be excluded from comparable store sales when the conversion is accompanied by a relocation or by an expansion that results in a change in square footage of more than five percent. Since the impact of this revision is inconsequential, the Company did not restate comparable store sales results for previously reported fiscal periods.

Company Performance Metrics

Management uses a number of metrics to assess the Company’s performance including:

•	Total sales and comparable store sales;
•	Operating income;
•	Diluted net income per common share from continuing operations;
•	Return on investment; and
•	Free cash flow.

Total Sales
(Amounts in millions)

	Three Months Ended						Six Months Ended
	July 31,						July 31,
		Percent	Percent		Percent	Percent		Percent	Percent		Percent	Percent
	2008	of Total	Change	2007	of Total	Change	2008	of Total	Change	2007	of Total	Change
Net Sales:
Walmart U.S.	$64,053	63.0%	8.5%	$59,013	64.1%	6.5%	$123,126	62.9%	7.6%	$114,450	64.6%	6.1%
International	25,261	24.9%	16.9%	21,600	23.5%	15.7%	49,198	25.1%	19.3%	41,227	23.2%	17.0%
Sam's Club	12,284	12.1%	8.0%	11,377	12.4%	8.6%	23,396	12.0%	7.8%	21,700	12.2%	7.2%
Total Company	$101,598	100.0%	10.4%	$91,990	100.0%	8.8%	$195,720	100.0%	10.3%	$177,377	100.0%	8.6%

    Our total net sales increased by 10.4% and 10.3% for the three and six months ended July 31, 2008, respectively, when compared to corresponding periods in the prior year.  Those increases resulted from our global store expansion programs and comparable store sales increases.  Foreign currency exchange rates had a $1.1 billion and $2.4 billion favorable impact on the International segment’s net sales for the three and six months ended July 31, 2008, respectively.  For the three and six months ended July 31, 2007, foreign currency exchange rates had a favorable impact of $1.0 billion and $1.6 billion, respectively, on the International segment’s net sales.

Comparable Store Sales
	Without Fuel		With Fuel		Fuel Impact
	Three Months Ended		Three Months Ended		Three Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Walmart U.S.	4.6%	1.2%	4.6%	1.2%	0.0%	0.0%
Sam's Club	3.7%	5.9%	7.2%	6.5%	3.5%	0.6%
Total U.S.	4.5%	1.9%	5.0%	2.0%	0.5%	0.1%

	Without Fuel		With Fuel		Fuel Impact
	Six Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Walmart U.S.	3.7%	0.6%	3.7%	0.6%	0.0%	0.0%
Sam's Club	3.7%	5.3%	6.9%	5.4%	3.2%	0.1%
Total U.S.	3.7%	1.3%	4.2%	1.3%	0.5%	0.0%

    Comparable store sales in the United States, including fuel sales, increased 5.0% for the second quarter of fiscal 2009 compared to 2.0% for the second quarter of fiscal 2008.  For the six months ended July 31, 2008, comparable store sales in the United States, including fuel sales, increased 4.2% compared to 1.3% for the corresponding period in the prior year.  Comparable store sales in fiscal 2009 were higher than fiscal 2008 due to strength in grocery, health and wellness, and entertainment categories, as well as increases in customer traffic and average transaction size per customer.  The information regarding comparable store sales excluding fuel sales is included in the information above to permit investors to understand the effect of fuel sales on the comparable club sales for our Sam’s Club segment and comparable stores sales in the United States for the periods shown.

Operating Income
(Amounts in millions)

	Three Months Ended						Six Months Ended
	July 31,						July 31,
		Percent	Percent		Percent	Percent		Percent	Percent		Percent	Percent
	2008	of Total	Change	2007	of Total	Change	2008	of Total	Change	2007	of Total	Change
Operating Income:
Walmart U.S.	$4,715	81.3%	10.8%	$4,256	80.6%	3.8%	$9,077	81.7%	10.2%	$8,235	81.5%	3.0%
International	1,202	20.7%	16.5%	1,032	19.5%	5.1%	2,244	20.2%	17.6%	1,908	18.9%	9.9%
Sam's Club	432	7.5%	-2.9%	445	8.4%	11.5%	818	7.4%	0.4%	815	8.1%	15.3%
Other	(552)	-9.5%	22.7%	(450)	-8.5%	16.6%	(1,034)	-9.3%	21.4%	(852)	-8.5%	-0.1%
	$5,797	100.0%	9.7%	$5,283	100.0%	3.7%	$11,105	100.0%	9.9%	$10,106	100.0%	5.4%

    Operating income growth compared to net sales growth is a meaningful metric to share with investors because it indicates how effectively we manage costs and leverage expenses.  Our objective is to grow operating income faster than net sales. For the second quarter of fiscal 2009, our operating income increased 9.7% when compared to the prior year, while net sales increased by 10.4% over the same period. For the individual segments, our Walmart U.S. segment met this target; however, our International and Sam’s Club segments did not.  The International segment fell short of this objective due to the impact of foreign currency exchange rate fluctuations.  For the Sam’s Club segment, the negative impact from growth in the lower-margin fuel business on gross profit as a percentage of segment net sales (our “gross margin”) contributed to falling short of this objective.

For the six months ended July 31, 2008, our operating income increased by 9.9% when compared to the prior year, while net sales increased by 10.3% over the same period.  For the individual segments, our Walmart U.S. segment met the target of growing operating income faster than net sales; however, our International and Sam’s Club segments did not.  The International segment fell short of this objective due to the impact of foreign currency fluctuations and accruals for certain legal matters. For the Sam’s Club segment, the negative impact from growth in the lower-margin fuel business in the current year period on the segment’s gross margin and the excise tax refund of $39 million recorded in the prior year contributed to falling short of this objective.

Diluted Income per Common Share from Continuing Operations
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Diluted income per common share from continuing operations	$0.86	$0.75	$1.62	$1.43

    Diluted earnings per share from continuing operations increased 14.7% for the three months ended July 31, 2008, compared to the prior year period as a result of a 9.3% increase in income from continuing operations and the impact of share repurchases reducing the number of weighted average shares outstanding.

Diluted earnings per share from continuing operations increased 13.3% for the six months ended July 31, 2008, compared to the prior year period as a result of an 8.6% increase in income from continuing operations and the impact of share repurchases reducing the number of weighted-average shares outstanding.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how efficiently Wal-Mart is employing its assets. ROI was 19.3% for the twelve months ended July 31, 2008 and 2007.

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

ROI is considered a non-GAAP financial measure under the SEC’s rules.  We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles that is the most directly comparable financial measure to ROI as we calculate that financial measure.   ROI differs from ROA (which is income from continuing operations before minority interest for the fiscal year or the trailing twelve months divided by average of total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and add interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI.  As a result, the method used by management to calculate ROI may differ from the method other companies use to calculate their ROI.  We urge you to understand the method used by another company to calculate its ROI before comparing our ROI to that of the other company.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	Twelve Months Ended	Twelve Months Ended
(Amounts in millions)	July 31, 2008	July 31, 2007

Calculation of Return on Investment

NUMERATOR
Operating Income (1)	$22,933	$21,001
+ Interest Income (1)	271	318
+ Depreciation and Amortization (1)	6,623	5,877
+ Rent (1)	1,723	1,512
= Adjusted Operating Income	$31,550	$28,708

DENOMINATOR

Average Total Assets of Continuing Operations (2)	161,340	149,576
+ Average Accumulated Depreciation and Amortization (2)	31,728	27,340
- Average Accounts Payable (2)	28,841	26,887
- Average Accrued Liabilities (2)	14,816	13,516
+ Rent * 8	13,784	12,096
= Invested Capital	$163,195	$148,609

ROI	19.3%	19.3%

Calculation of Return on Assets
NUMERATOR
Income From Continuing Operations Before Minority Interest (1)	$13,804	$12,902
DENOMINATOR
Average Total Assets of Continuing Operations (2)	$161,340	$149,576

ROA	8.6%	8.6%

	As of	As of	As of
CERTAIN BALANCE SHEET DATA	July 31, 2008	July 31, 2007	July 31, 2006

Total Assets of Continuing Operations (1)	$166,183	$156,497	$ 142,654
Accumulated Depreciation and Amortization (1)	34,236	29,219	25,460
Accounts Payable (1)	29,933	27,748	26,025
Accrued Liabilities (1)	15,607	14,025	13,007

(1)
Based on continuing operations only; therefore, this excludes the impact of our South Korean and German operations, which were sold in fiscal 2007 and the impact of Gazeley which will be reflected as a sale in the third quarter of fiscal 2009, all of which are classified as discontinued operations for all periods presented.  Total assets as of July 31, 2008, 2007 and 2006 in the table above exclude assets of discontinued operations of $712 million, $452 million and $2,136 million, respectively.

(2)	The average is calculated by adding the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in the period minus payments for property and equipment made in the period.  We generated positive free cash flow of $4.9 billion for the six months ended July 31, 2008, compared to a deficit of $773 million in the prior year.  The significant increase in our free cash flow is the result of our improved inventory management as well as reduced capital expenditures in connection with our planned slowing of store expansion in the United States.

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

Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations.  Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statement of cash flows.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.
	Six Months Ended
	July 31,
(Amounts in millions)	2008	2007
Net cash provided by operating activities	$9,983	$6,198
Payments for property and equipment	(5,074)	(6,971)
Free cash flow	$4,909	$(773)

Net cash used in investing activities	$(4,527)	$(7,180)

Net cash used in financing activities	$(4,199)	$(860)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended July 31, 2008

Our total net sales increased by 10.4% and 8.8% for the second quarter of fiscal 2009 and fiscal 2008, respectively, when compared to the previous year. Those increases resulted from our global store expansion programs and comparable store sales increases. During the second quarter of fiscal 2009 and 2008, foreign currency exchange rates had a $1.1 billion and $1.0 billion favorable impact, respectively, on the International segment’s net sales, which contributed to the increase in the International segment’s net sales as a percentage of total Company net sales.

Our gross margin increased from 23.3% for the second quarter of fiscal 2008 to 23.6% in the second quarter of fiscal 2009.  This increase is primarily due to lower inventory shrink and less markdown activity as a result of improved inventory management in our Walmart U.S. segment.  However, our Sam’s Club and International segments experienced declines in gross margin largely due to the negative impact of growth in the lower-margin fuel business.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales increased 0.3 percentage points compared to the corresponding period in fiscal 2008.  Operating expenses for the three months ended July 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $298 million before tax, partially offset by pre-tax charges of $100 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales in fiscal 2008 by 0.2 percentage points. Otherwise, operating expenses as a percentage of net sales increased in the second quarter of fiscal 2009 primarily due to higher bonus expenses for store associates and increased corporate expenses compared to the corresponding quarter in fiscal 2008.  Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources. We expect these increased expenses from the transformation projects to continue for the foreseeable future.

Membership and other income, which includes a variety of income categories such as Sam’s Club membership fee revenues, tenant lease, financial services and recycling income, increased 5.9% in the second quarter of fiscal 2009 from the prior year quarter due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts.  Membership and other income for the second quarter of fiscal 2008 includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 12.9% in the second quarter of fiscal 2009 when compared with the same period last year largely due to higher borrowing levels during the three months ended July 31, 2008, partially offset by lower short-term interest rates.

Our effective income tax rate from continuing operations decreased from 34.4% for the second quarter of fiscal 2008 to 34.2% for the second quarter of fiscal 2009, due to changes in the mix of taxable income among our domestic and international operations.

Six Months Ended July 31, 2008

Our total net sales increased by 10.3% and 8.6% for the six months ended July 31, 2008 and 2007, respectively. Those increases resulted from our global store expansion programs and comparable store sales increases. During the first six months of fiscal 2009 and 2008, foreign currency exchange rates had a $2.4 billion and $1.6 billion favorable impact, respectively, on the International segment’s net sales, which contributed to the increase in the International segment’s net sales as a percentage of total Company net sales.

Our gross margin increased from 23.4% for the six months ended July 31, 2007 to 23.6% in the six months ended July 31, 2008.  This increase is primarily due to lower inventory shrink and less markdown activity as a result of improved inventory management in our Walmart U.S. segment.  The effect of these benefits in comparison to the prior year period was partially offset by the $97 million excise tax refund recorded in the six months ended July 31, 2007.

Operating expenses as a percentage of net sales increased 0.3 percentage points compared to the corresponding period in fiscal 2008.  Operating expenses for the six months ended July 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $298 million before tax, partially offset by pre-tax charges of $183 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales in the comparable fiscal 2008 period by 0.1 percentage points. Otherwise, operating expenses as a percentage of net sales increased in the six months ended July 31, 2008, primarily due to higher bonus expenses for store associates and increased corporate expenses compared to the corresponding period in fiscal 2008.  Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources. We expect these increased expenses from the transformation projects to continue for the foreseeable future.

Membership and other income increased 12.1% for the first six months of fiscal 2009 from the prior year due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts.  Membership and other income for the six months ended July 31, 2007, includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 19.9% in the first six months of fiscal 2009 when compared with the same period last year largely due to higher borrowing levels during the six months ended July 31, 2008, partially offset by lower short-term interest rates.

Our effective income tax rate from continuing operations decreased from 34.5% for the first six months of fiscal 2008 to 34.4% for same period in the current year, due to changes in the mix of taxable income among our domestic and international operations.

Walmart U.S. Segment

Three Months Ended July 31, 2008
(Amounts in millions)
		Segment net		Segment operating	Segment
		sales increase		income increase	operating
		from prior	Segment	from prior fiscal	income
Three months ended	Segment	fiscal year	operating	year second	as a percentage of
July 31,	net sales	second quarter	income	quarter	segment net sales
2008	$64,053	8.5%	$4,715	10.8%	7.4%
2007	59,013	6.5%	4,256	3.8%	7.2%

The net sales increase for the Walmart U.S. segment in the second quarter of fiscal 2009 resulted from our continued expansion activities, strength in the grocery, health and wellness, and entertainment categories and a comparable store sales increase of 4.6%. Comparable store sales for the second quarter of fiscal 2009 increased primarily due to an increase in average transaction size per customer as well as an increase in customer traffic in our comparable stores.

Gross margin increased 0.6 percentage points during the second quarter of fiscal 2009 due to lower inventory shrink and less markdown activity as a result of improved inventory management.

Operating expenses as a percentage of segment net sales for the second quarter of fiscal 2009 increased 0.3 percentage points compared to the corresponding period in fiscal 2008. Operating expenses for the second quarter of fiscal 2008 were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million pre-tax, partially offset by $72 million in pre-tax charges for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales in fiscal 2008 by 0.3 percentage points. Otherwise, operating expenses as a percentage of segment net sales were comparable with the prior year.

Other income for the three months ended July 31, 2008, decreased from the prior year’s quarter due to the recognition of $63 million in pre-tax gains from the sale of certain real estate properties recorded in the prior year.  Otherwise, other income increased as a result of continued growth in our financial services area and increases in recycling income.

Six Months Ended July 31, 2008
(Amounts in millions)
		Segment net		Segment	Segment operating
		sales increase		operating	income as a
		from prior	Segment	income increase	percentage
Six months ended	Segment	fiscal year	operating	from prior fiscal	of segment
July 31,	net sales	period	income	year period	net sales
2008	$123,126	7.6%	$9,077	10.2%	7.4%
2007	114,450	6.1%	8,235	3.0%	7.2%

    The net sales increase for the Walmart U.S. segment in the first six months of fiscal 2009 resulted from our continued expansion activities, strength in the grocery, health and wellness, and entertainment categories and a comparable store sales increase of 3.7%. Comparable store sales for the first half of fiscal 2009 increased primarily due to an increase in average transaction size per customer, as well as an increase in customer traffic in our comparable stores.

Gross margin increased 0.4 percentage points for the first six months of fiscal 2009 due to lower inventory shrink and less markdown activity as a result of improved inventory management, partially offset by the $46 million excise tax refund recorded in the first six months of fiscal 2008.

Operating expenses as a percentage of segment net sales for the six months ended July 31, 2008, increased 0.3 percentage points compared to the corresponding period in fiscal 2008. Operating expenses for the first six months of fiscal 2008 were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million, partially offset by pre-tax charges of $145 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales in fiscal 2008 by 0.1 percentage points. Otherwise, operating expenses as a percentage of segment net sales in the first six months of fiscal 2009 increased primarily due to higher bonus expenses for store associates and increased utilities expenses when compared to the corresponding period in fiscal 2008.

Other income increased for the first six months of fiscal 2009 from the prior year period due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts.  Other income for the six months ended July 31, 2007, includes recognition of $63 million in pre-tax gains from the sale of certain real estate properties.

International Segment

At July 31, 2008, our International segment was comprised of wholly-owned operations in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, the operation of joint ventures in China and India and the operations of majority-owned subsidiaries in Central America and Mexico.

Three Months Ended July 31, 2008
(Amounts in millions)
		Segment net		Segment operating	Segment operating
		sales increase		income increase	income as a
		from prior	Segment	from prior fiscal	percentage
Three months ended	Segment	fiscal year	operating	year second	of segment
July 31,	net sales	second quarter	income	quarter	net sales
2008	$25,261	16.9%	$1,202	16.5%	4.8%
2007	21,600	15.7%	1,032	5.1%	4.8%

The second quarter fiscal 2009 increase in the International segment’s net sales primarily resulted from net sales growth from existing units, our international expansion program and the favorable impact of changes in foreign currency exchange rates of $1.1 billion during second quarter fiscal 2009.

In second quarter fiscal 2009, gross margin was down 0.1 percentage point due to the growth in lower-margin fuel sales in the United Kingdom and the transition to the every day low pricing strategy in our stores in Japan.

Operating expenses as a percentage of segment net sales were relatively consistent with the second quarter of fiscal 2008 largely due to strong underlying improvements in the United Kingdom, Japan, Brazil and China, partially offset by accruals for certain legal matters.

Other income as a percentage of segment net sales increased 0.1 percentage point for the three months ended July 31, 2008, compared to the prior year due to the sale of certain real estate properties in Canada.

Operating income for the three months ended July 31, 2008, was favorably impacted by changes in foreign currency exchange rates of $41 million.

Six Months Ended July 31, 2008
(Amounts in millions)
		Segment net		Segment	Segment operating
		sales increase		operating	income as a
		from prior	Segment	income increase	percentage
Six months ended	Segment	fiscal year	operating	from prior fiscal	of segment
July 31,	net sales	period	income	year period	net sales
2008	$49,198	19.3%	$2,244	17.6%	4.6%
2007	41,227	17.0%	1,908	9.9%	4.6%

The increase in the International segment’s net sales during the first six months of fiscal 2009 resulted primarily from net sales growth from existing units, our international expansion program and the favorable impact of changes in foreign currency exchange rates of $2.4 billion during the first six months of fiscal 2009.

In the first half of fiscal 2009, gross margin decreased 0.1 percentage point due to the growth in lower-margin fuel sales in the United Kingdom and the transition to the every day low pricing strategy in our stores in Japan.

Operating expenses as a percentage of segment net sales were relatively consistent with the corresponding period in the prior year largely due to strong underlying improvements in the United Kingdom, Canada, Brazil and Mexico, partially offset by accruals for certain legal matters.

Other income as a percentage of segment net sales increased 0.1 percentage point for the six months ended July 31, 2008, compared to the prior year period due to the sale of certain real estate properties in Canada.

Operating income for the six months ended July 31, 2008, was favorably impacted by changes in foreign currency exchange rates of $87 million.

Sam’s Club Segment

Three Months Ended July 31, 2008
(Amounts in millions)
				Segment operating	Segment
		Segment net		income increase	operating
		sales increase		(decrease)	income as a
		from prior	Segment	from prior fiscal	percentage
Three months ended	Segment	fiscal year	operating	year second	of segment
July 31,	net sales	second quarter	income	quarter	net sales
2008	$12,284	8.0%	$432	(2.9%)	3.5%
2007	11,377	8.6%	445	11.5%	3.9%

Growth in net sales for the Sam’s Club segment in the second quarter of fiscal 2009 resulted from a comparable club sales increase of 7.2% in the second quarter of fiscal 2009 and continued expansion activities. Comparable club sales in the second quarter of fiscal 2009 increased primarily due to higher growth rates in food and consumables, as well as an increase in both member traffic and average transaction size. In addition, fuel sales had a positive impact of 3.5 percentage points on comparable club sales in the second quarter of fiscal 2009.

Gross margin decreased 0.2 percentage points during the second quarter of fiscal 2009 primarily due to the negative impact on gross margin from growth in the lower-margin fuel business.

Operating expenses as a percentage of segment net sales increased slightly in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  Operating expenses for the three months ended July 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, partially offset by pre-tax charges of $5 million for certain legal contingencies.  Otherwise, operating expenses as a percentage of segment net sales decreased compared to the prior year quarter.

Membership and other income, which includes membership, recycling, tenant lease, financial services and a variety of other income categories, increased in the second quarter of fiscal 2009. Membership income, which is recognized over the term of the membership, was consistent with the prior year quarter.

Six Months Ended July 31, 2008
(Amounts in millions)
		Segment net		Segment	Segment operating
		sales increase		operating	income as a
		from prior	Segment	income increase	percentage
Six months ended	Segment	fiscal year	operating	from prior fiscal	of segment
July 31,	net sales	period	income	year period	net sales
2008	$23,396	7.8%	$818	0.4%	3.5%
2007	21,700	7.2%	815	15.3%	3.8%

Growth in net sales for the Sam’s Club segment for the first half of fiscal 2009 resulted from a comparable club sales increase of 6.9% for the first half of fiscal 2009 and continued expansion activities. Comparable club sales for the first half of fiscal 2009 increased primarily due to higher growth rates in food and consumables, as well as an increase in both member traffic and average transaction size. In addition, fuel sales had a positive impact of 3.2 percentage points on comparable club sales in the first six months of fiscal 2009.

Gross margin decreased 0.2 percentage points during the first half of fiscal 2009 due to the negative impact on gross margin from growth in the lower-margin fuel business and the $39 million excise tax refund recorded in the first six months of fiscal 2008.

Operating expenses as a percentage of segment net sales decreased for the first half of fiscal 2009 when compared to the first half of fiscal 2008 primarily due to lower property tax expenses in the current year.  In addition, operating expenses for the six months ended July 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, partially offset by pre-tax charges of $15 million for certain legal contingencies.  Otherwise, operating expenses as a percentage of segment net sales were comparable with the prior year period.

Membership and other income, which includes membership, recycling, tenant lease, financial services and a variety of other income categories, increased in the first six months of fiscal 2009. Membership income, which is recognized over the term of the membership, increased slightly for the first half of fiscal 2009.

Unit Data By Segment
Square Footage in Thousands
	July 31, 2008		July 31, 2007		January 31, 2008
		Square		Square		Square
	Units	Footage	Units	Footage	Units	Footage
Walmart U.S.
Discount Stores	915	99,198	1,033	110,500	971	104,561
Supercenters	2,572	479,388	2,349	438,870	2,447	456,516
Neighborhood Markets	143	6,009	124	5,232	132	5,552
Total Walmart U.S.	3,630	584,595	3,506	554,602	3,550	566,629

Sam's Club	594	78,719	585	77,339	591	78,236
United States Total	4,224	663,314	4,091	631,941	4,141	644,865

International
Argentina	24	4,047	15	2,614	21	3,789
Brazil	318	25,200	297	23,834	313	24,958
Canada	309	37,345	290	33,739	305	36,590
Central America	468	7,885	430	7,467	457	7,822
Trust-Mart - China	100	17,343	101	17,653	101	17,653
Wal-Mart - China	106	19,620	84	15,628	101	18,738
Japan	392	26,274	393	28,975	394	26,425
Mexico	1,074	59,061	930	52,657	1,023	56,804
Puerto Rico	55	4,027	54	3,829	54	3,829
United Kingdom	346	28,130	337	27,046	352	27,868
Total International	3,192	228,932	2,931	213,442	3,121	224,476
Grand Total	7,416	892,246	7,022	845,383	7,262	869,341

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The increase in cash flows provided by operating activities for the six months ended July 31, 2008, was primarily attributable to increased net income and improved inventory management. Selected cash flow data for the six month periods ended July 31, 2008 and 2007 and current assets and liabilities for the periods then ended, are as follows:
	Six Months Ended
(Amounts in millions)	July 31,
	2008	2007
Net cash provided by operating activities	$9,983	$6,198

Purchase of Company stock	(2,184)	(2,484)
Dividends paid	(1,878)	(1,811)
Proceeds from issuance of long-term debt	4,648	3,818
Payment of long-term debt	(4,061)	(5,435)
(Decrease) increase in commercial paper, net	(639)	5,487

Current assets	$49,534	$46,387
Current liabilities	54,904	55,250

Future Expansion

In June 2008, the Company revised its capital expenditure forecast for the current fiscal year ending January 31, 2009.  Capital expenditures for fiscal year 2009 are expected to fall within a range of $13.0 billion to $14.0 billion.

Working Capital

Current liabilities exceeded current assets at July 31, 2008, by $5.4 billion, an improvement of $5.5 billion from January 31, 2008. Our ratio of current assets to current liabilities was 0.9 at July 31, 2008, and 0.8 at July 31, 2007 and at January 31, 2008.  We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of share repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007.  Under the share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $15.0 billion of our shares under the program.  Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.  At July 31, 2008, approximately $6.3 billion remained of the $15.0 billion authorization.

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  We monitor the ratio of our debt to total capitalization as support for our long-term financing decisions.  At July 31, 2008 and 2007 and January 31, 2008, the ratio of our debt to total capitalization was approximately 40.0%, 40.9% and 40.9%, respectively.  For the purpose of this calculation, debt is defined as the sum of commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus shareholders' equity.  Our ratio of debt to our total capitalization decreased in the second quarter of fiscal 2009 due to lower commercial paper outstanding and the increase to our total shareholders’ equity resulting from a 12.0% increase in net income for the six months ended July 31, 2008, compared to the corresponding period in the prior year.

We also use the ratio of adjusted cash flow from operations to adjusted average debt as a metric to review leverage.  Adjusted cash flow from operations, the numerator in the calculation, is defined as net cash provided by operating activities of continuing operations plus two-thirds of operating rent expense less capitalized interest expense for the trailing twelve months. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Average operating rent expense is the simple average of operating rent expense over the current and prior twelve month periods. We believe this metric is useful to investors as it provides them with a tool to measure our leverage.  This metric was 44% and 39% for the twelve months ended July 31, 2008 and 2007, respectively. The increase in the metric is primarily due to the increase in net cash flow from continuing operations.

The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules.   The most recognized directly comparable GAAP measure is the ratio of net cash flow provided by operating activities of continuing operations for the current year to average total debt (which excludes any effect of operating leases or capitalized interest), which was 55% and 47% for the twelve months ended July 31, 2008 and 2007, respectively.

A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth below along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.
	Twelve Months Ended	Twelve Months Ended
(Amounts in millions)	July 31, 2008	July 31, 2007
Calculation of adjusted cash flow from operations to average debt

Numerator
Net cash provided by operating activities of continuing operations	$24,139	$19,495
+ Two-thirds current period operating rent expense (1)	1,149	1,008
− Current year capitalized interest expense	126	158
Adjusted cash flow from operations	$25,162	$20,345

Denominator
Average debt (2)	$43,803	$41,764
Eight times average operating rent expense (3)	12,940	10,908
Average debt	$56,743	$52,672

Adjusted cash flow from operations to average debt (4)	44%	39%

Calculation of cash flows from operating activities of continuing operations to average debt

Numerator
Net cash provided by operating activities of continuing operations	$24,139	$19,495

Denominator
Average debt (2)	$43,803	$41,764

Cash flows from operating activities of continuing operations to average debt	55%	47%

Selected Financial Information
Current period operating rent expense	$1,723	$1,512
Prior period operating rent expense	1,512	1,215
Current period capitalized interest	126	158

Certain Balance Sheet Information
	July 31, 2008	July 31, 2007	July 31, 2006
Commercial paper	$4,347	$8,117	$ 6,072
Long-term debt due within one year	2,180	3,176	6,235
Obligations under capital leases due within one year	324	189	196
Long-term debt	34,168	27,966	24,099
Long-term obligations under capital leases	3,544	3,594	3,883
Total debt	$44,563	$43,042	$ 40,485

(1)	2/3 X $1,723 for the twelve months ended July 31, 2008 and 2/3 X $1,512 for the twelve months ended July 31, 2007.
(2)	($44,563 + $43,042)/2 for the twelve months ended July 31, 2008 and ($43,042 + $40,485)/2 for the twelve months ended July 31, 2007.
(3)	8 X (($1,723+ $1,512)/2) for the twelve months ended July 31, 2008 and 8 X (($1,512 + $1,215)/2) for the twelve months ended July 31, 2007.
(4)	The calculation of the ratio as defined.

Certain Long-term Debt Transactions

In April 2008, the Company issued $1.0 billion of 4.250% Notes Due 2013 and $1.5 billion of 6.200% Notes Due 2038.   Beginning on October 15, 2008, the Company will pay interest on the notes of each series on April 15 and October 15 of each year. Interest started accruing on such notes on April 15, 2008. The 2013 notes will mature on April 15, 2013 and the 2038 notes will mature on April 15, 2038. The notes of each such series are senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

In May 2008, Wal-Mart Stores, Inc. entered into a term loan facility with a syndicate of banks.  Pursuant to that facility, the Company borrowed ¥220 billion to refinance outstanding debt of its wholly-owned subsidiary, The Seiyu, Ltd., that was scheduled to mature in December, 2008.  Borrowings under such facility are senior, unsecured obligations of Wal-Mart Stores, Inc. and generally bear interest at a floating rate equal to the one, three or six month London Interbank Offered Rate plus a spread of 0.35%.  Such debt matures on June 26, 2011.  The amount of such debt in United States dollars as reflected on the Company’s Condensed Consolidated Balance Sheets at July 31, 2008 was approximately $2.1 billion.  The facility is designated as a hedge of the Company’s net investment in Japan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2008 are similar to those disclosed in our Form 10-K for the year ended January 31, 2008.

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

Wage-and-Hour Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Blackstock v. WM, State Ct. of Chatham County, GA, 4/27/06; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 / 8/30/04; Brogan v. WM , Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM,  USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM,  USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Dist. of OR, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit

Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

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

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney's Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney's Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company's stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleges that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The U. S. Environmental Protection Agency ("EPA") has inspected the contractor's facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The Company has submitted a response to the Notice of Violation and is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

The Company has received a Notice of Probable Violation from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the “Administration”) dated May 29, 2008, in connection with certain shipments of batteries that were made during October and November 2006. The Administration alleges failure to maintain appropriate records; failure to mark packages correctly; failure to package batteries with protection to prevent short circuits; and failure to provide proper training for employees. The Company is cooperating with the Administration in this matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we repurchase shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007, and publicly announced on June 1, 2007.  This program does not have any expiration date.  Share repurchase activity for the second quarter of fiscal 2009 was as follows:

			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased	May Yet Be
			as Part of	Purchased
	Total		Publicly	Under the
	Number of	Average	Announced	Plans or
	Shares	Price Paid	Plans or	Programs
Fiscal Period	Purchased	per Share	Programs	(billions)

May 1-31, 2008	6,529,200	$56.87	6,529,200	$6.8
June 1-30, 2008	2,670,000	$58.63	2,670,000	$6.6
July 1-31, 2008	5,510,115	$57.56	5,510,115	$6.3
Total	14,709,315		14,709,315	$6.3

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held on June 6, 2008, in Fayetteville, Arkansas.

Election of Directors

At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 22, 2008. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:
	For	Against or	Abstentions
		Withheld
Aida M. Alvarez	3,615,585,559	28,174,571	31,790,735
James W. Breyer	3,617,175,924	26,705,919	31,669,022
M. Michele Burns	3,533,785,945	105,573,156	36,191,764
James I. Cash Jr.	3,605,964,266	38,005,795	31,580,804
Roger C. Corbett	3,614,703,513	29,227,959	31,619,393
Douglas N. Daft	3,615,286,676	28,666,667	31,597,522
David D. Glass	3,596,708,054	47,080,206	31,762,605
Gregory B. Penner	3,589,956,418	53,281,303	32,313,144
Allen I. Questrom	3,615,354,975	28,541,281	31,654,609
H. Lee Scott, Jr.	3,605,561,593	37,823,963	32,165,309
Arne M. Sorenson	3,614,606,953	28,889,616	32,054,296
Jim C. Walton	3,598,641,648	45,355,203	31,554,014
S. Robson Walton	3,601,945,981	42,450,038	31,154,846
Christopher J. Williams	3,616,885,000	27,154,516	31,511,349
Linda S. Wolf	3,616,420,782	27,814,822	31,315,261

Company Proposals

    The shareholders voted upon and approved the Company’s Management Incentive Plan, as amended and restated.  The vote on the proposal was as follows:
For	Against	Abstentions
3,578,330,311	58,233,321	38,987,233

The shareholders also voted upon and approved ratification of Ernst & Young LLP as the Company’s independent accountants. The vote on the proposal was as follows:
For	Against	Abstentions
3,629,085,976	15,176,214	31,288,675

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding an amendment to the Company’s equal employment opportunity policy. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
207,447,045	3,099,219,511	100,269,667	268,614,642

The shareholders voted upon and rejected a shareholder proposal regarding pay-for-superior-performance. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
431,108,655	2,940,286,639	35,540,929	268,614,642

The shareholders then voted upon and rejected a shareholder proposal regarding a policy on recoupment of senior executive compensation. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
183,913,925	3,157,939,166	65,083,132	268,614,642

The shareholders also voted upon and rejected a shareholder proposal regarding establishing a human rights committee of the Company’s board of directors. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
68,793,538	3,146,237,203	191,905,482	268,614,642

The shareholders also voted upon and rejected a shareholder proposal regarding an advisory vote on executive compensation. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
567,353,727	2,742,965,148	96,617,348	268,614,642

The shareholders voted upon and rejected a shareholder proposal regarding the preparation of a “political contributions” report. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
370,360,527	2,789,496,165	247,079,531	268,614,642

The shareholders voted upon and rejected a shareholder proposal regarding a bylaw amendment concerning special shareholders’ meetings. The vote on the proposal was as follows:
For	Against	Abstentions	Broker Non-Votes
512,958,061	2,834,443,192	59,534,970	268,614,642

A shareholder proposal for the issuance of a report regarding the social and reputational impact of alleged non-compliance with certain labor standards by the Company had been included in the Company’s proxy statement relating to the Annual Shareholders’ Meeting as a matter to be voted upon by the Company’s shareholders at the meeting.  After discussions with management of the Company, the proponents of that proposal withdrew the proposal from consideration at the Annual Shareholders’ Meeting.  As a result, the shareholders did not vote on that proposal at the meeting.

Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 9 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2009 and the factors affecting that rate, regarding the effect of the future recognition of certain tax benefits on the Company’s tax rate and regarding the possible effect of the resolution of certain tax audit issues in the future, including the effect on the Company’s tax rate, a statement under the caption “Results of Operations—Quarter ended July 31, 2008” and a statement under “Results of Operations—Six Months Ended July 31, 2008,” each in Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding our expectations relating to continuing increased corporate expenses relating to transformation projects in the future, a statement under the caption “Liquidity and Capital Resources—Future Expansion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our management’s expectations regarding our total capital expenditures in fiscal 2009, and statements under the caption “Liquidity and Capital Resources—Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “anticipate,” “could reduce,” “expect,” “plan,” “would, if recognized, affect” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import.  These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including geopolitical events and conditions, general economic conditions, cost of goods, consumer credit availability, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, weather conditions, damage to our facilities as a result of natural disasters, regulatory matters and other risks.  We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2008. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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
Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**           Furnished herewith as an Exhibit.

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds - First Series (2008), Japanese Yen Bonds - Second Series (2008), and Japanese Yen Floating Rate Bonds - First Series (2008), which are discussed in Note 13 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 4, 2008	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: September 4, 2008	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: September 4, 2008	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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
99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds - First Series (2008), Japanese Yen Bonds - Second Series (2008), and Japanese Yen Floating Rate Bonds - First Series (2008), which are discussed in Note 13 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.