Form 10-Q
period 2008-10-31
WAL MART STORES INC
filed 2008-12-09
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2008.

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

Common Stock, $.10 Par Value –3,922,552,337 shares as of December 3, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues:
Net sales	$97,634	$90,826	$293,248	$268,099
Membership and other income	1,008	1,039	3,243	3,034

	98,642	91,865	296,491	271,133

Costs and expenses:
Cost of sales	74,114	69,251	223,557	205,073
Operating, selling, general and administrative expenses	19,236	17,653	56,513	50,984

Operating income	5,292	4,961	16,421	15,076

Interest:
Debt	464	474	1,402	1,326
Capital leases	73	63	222	174
Interest income	(81)	(77)	(216)	(246)

Interest, net	456	460	1,408	1,254

Income from continuing operations before income taxes and minority interest	4,836	4,501	15,013	13,822
Provision for income taxes	1,690	1,556	5,186	4,764

Income from continuing operations before minority interest	3,146	2,945	9,827	9,058
Minority interest	(113)	(99)	(365)	(305)

Income from continuing operations	3,033	2,846	9,462	8,753
Income (loss) from discontinued operations, net of tax	105	11	146	(118)

Net income	$3,138	$2,857	$9,608	$8,635

Net income per common share:
Basic income per common share from continuing operations	$0.77	$0.70	$2.40	$2.14
Basic income (loss) per common share from discontinued operations	0.03	0.01	0.04	(0.03)

Basic net income per common share	$0.80	$0.71	$2.44	$2.11

Diluted income per common share from continuing operations	$0.77	$0.70	$2.39	$2.14
Diluted income (loss) per common share from discontinued operations	0.03	—	0.04	(0.03)

Diluted net income per common share	$0.80	$0.70	$2.43	$2.11

Weighted-average number of common shares:
Basic	3,931	4,051	3,944	4,092
Diluted	3,944	4,056	3,956	4,097

Dividends declared per common share	$—	$—	$0.95	$0.88

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	October 31, 2008	October 31, 2007	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,920	$5,518	$5,492
Receivables	3,250	3,062	3,642
Inventories	40,416	39,535	35,159
Prepaid expenses and other	3,245	2,880	2,760
Current assets of discontinued operations	25	511	532

Total current assets	52,856	51,506	47,585

Property and equipment, at cost:
Property and equipment, at cost	125,173	120,396	122,256
Less accumulated depreciation	(31,467)	(27,537)	(28,531)

Property and equipment, net	93,706	92,859	93,725

Property under capital lease:
Property under capital lease	5,420	5,690	5,736
Less accumulated amortization	(2,581)	(2,563)	(2,594)

Property under capital lease, net	2,839	3,127	3,142

Goodwill	15,416	14,898	16,071
Other assets and deferred charges	2,789	3,031	2,748
Non-current assets of discontinued operations	237	238	243

Total assets	$167,843	$165,659	$163,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper	$7,932	$9,126	$5,040
Accounts payable	30,782	31,376	30,344
Dividends payable	993	896	—
Accrued liabilities	15,343	14,773	15,725
Accrued income taxes	355	—	1,000
Long-term debt due within one year	4,753	4,412	5,913
Obligations under capital lease due within one year	314	309	316
Current liabilities of discontinued operations	128	50	116

Total current liabilities	60,600	60,942	58,454

Long-term debt	30,803	30,070	29,799
Long-term obligations under capital lease	3,268	3,520	3,603
Deferred income taxes and other	5,575	5,590	5,087
Minority interest	2,034	2,432	1,939
Non-current liabilities of discontinued operations	24	23	24

Commitments and contingencies

Shareholders’ equity:
Common stock and capital in excess of par value	4,219	3,421	3,425
Retained earnings	59,809	55,522	57,319
Accumulated other comprehensive income	1,511	4,139	3,864

Total shareholders’ equity	65,539	63,082	64,608

Total liabilities and shareholders’ equity	$167,843	$165,659	$163,514

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,608	$8,635
(Income) loss from discontinued operations, net of tax	(146)	118

Income from continuing operations	9,462	8,753
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,054	4,656
Other	749	321
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	394	31
Increase in inventories	(5,655)	(5,037)
Increase in accounts payable	914	1,450
Decrease in accrued liabilities	(745)	(551)

Net cash provided by operating activities	10,173	9,623

Cash flows from investing activities:
Payments for property and equipment	(8,174)	(10,896)
Proceeds from disposal of property and equipment	779	478
Proceeds from (payments for) disposal of certain international operations, net	838	(257)
Investment in international operations, net of cash acquired	(74)	(461)
Other investing activities	(166)	(87)

Net cash used in investing activities	(6,797)	(11,223)

Cash flows from financing activities:
Increase in commercial paper, net	2,949	6,481
Proceeds from issuance of long-term debt	5,568	7,967
Payment of long-term debt	(5,064)	(6,671)
Dividends paid	(2,814)	(2,707)
Purchase of Company stock	(3,521)	(5,279)
Other financing activities	88	(669)

Net cash used in financing activities	(2,794)	(878)

Effect of exchange rates on cash	(231)	258

Net increase (decrease) in cash and cash equivalents	351	(2,220)
Cash and cash equivalents at beginning of year (1)	5,569	7,767

Cash and cash equivalents at end of period (2)	$5,920	$5,547

(1)	Includes cash and cash equivalents of discontinued operations of $77 million and $51 million at January 31, 2008 and 2007, respectively.
(2)	Includes cash and cash equivalents of discontinued operations of $29 million at October 31, 2007.

WAL-MART STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (the “Company”) as of October 31, 2008 and 2007, the related Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2008 and 2007, and the related Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2008 and 2007, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2008, is derived from the audited financial statements at that date.

The Company’s operations in Argentina, Brazil, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua and the United Kingdom are consolidated using a December 31 fiscal year-end, generally due to statutory reporting requirements. The Company’s operations in Canada and Puerto Rico are consolidated using a January 31 fiscal year-end.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2008. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders.

General Liability and Workers’ Compensation Change in Estimate

Liabilities associated with general liability and workers’ compensation claims against the Company are estimated by considering the Company’s historical claims experience, including frequency and severity of claims, and certain actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims. During the last few years, we have enhanced how we manage claims. As a result, our loss experience with respect to such claims has improved and the actuarially determined ultimate loss estimates, primarily for fiscal year 2004 through 2007 claims, were reduced during the quarter ended July 31, 2007. The reductions in ultimate loss estimates resulted primarily from improved claims handling experience, which impacts loss development factors and other actuarial assumptions. Due to the beneficial change in estimate of our ultimate losses, accrued liabilities for general liability and workers’ compensation claims were reduced by $196 million after tax, resulting in an increase in net income per basic and diluted common share from continuing operations of $0.05 for the quarter ended July 31, 2007 and the nine months ended October 31, 2007.

NOTE 2. Net Income Per Common Share

Basic net income per common share is based on the weighted-average number of outstanding common shares. Diluted net income per common share is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and restricted stock was 13 million and 12 million shares for the three and nine months ended October 31, 2008, respectively, and 5 million shares for the three and nine months ended October 31, 2007. The Company had approximately 1 million and 68 million option shares outstanding at October 31, 2008 and 2007, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

NOTE 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At October 31, 2008 and 2007, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

NOTE 4. Certain Long-term Debt Transactions

In April 2008, the Company issued $1.0 billion of 4.250% Notes Due 2013 and $1.5 billion of 6.200% Notes Due 2038. Interest started accruing on such notes on April 15, 2008. On October 15, 2008, the Company began paying interest on the notes of each series and will continue to pay interest on April 15 and October 15 of each year. The 2013 notes will mature on April 15, 2013 and the 2038 notes will mature on April 15, 2038. The notes of each such series are senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

In May 2008, Wal-Mart Stores, Inc. entered into a term loan facility with a syndicate of banks. Pursuant to that facility, the Company borrowed ¥220 billion to refinance outstanding debt of its wholly-owned subsidiary, The Seiyu, Ltd., that was scheduled to mature in December, 2008. Borrowings under such facility are senior, unsecured obligations of Wal-Mart Stores, Inc. and generally bear interest at a floating rate equal to the one, three or six month yen London Interbank Offered Rate plus a spread of 0.35%. Such debt matures on June 26, 2011. The amount of such debt in United States dollars as reflected on the Company’s Condensed Consolidated Balance Sheets at October 31, 2008 was approximately $2.2 billion. The facility is designated as a hedge of the Company’s net investment in Japan.

In August 2008, the following bonds were issued as senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

(Amounts in millions)	Issue Date	Interest Rate	Interest Payment Dates	Maturity Dates	Local Currency Issue Amount	US Dollar October 31, 2008
Japanese Yen Bonds - First Series	August 2008	1.720%	February 5 August 5	August 5, 2011	¥25,000	$254
Japanese Yen Bonds - Second Series	August 2008	2.010%	February 5 August 5	August 5, 2013	25,000	254
Japanese Yen Floating Rate Bonds - First Series	August 2008	6-month yen Libor + .50%	February 5 August 5	August 5, 2013	50,000	508

Total					¥100,000	$1,016

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of October 31, 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of October 31, 2008, are as follows (asset/(liability)):

(Amounts in millions)	Notional Amount October 31, 2008	Fair Value October 31, 2008
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$5,195	$223
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges (Cross-currency notional amount: GBP 795 at 10/31/2008)	1,250	240
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	462	(10)

Total	$6,907	$453

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

Net sales by operating segment were as follows (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net Sales:
Walmart U.S.	$61,155	$57,651	$184,281	$172,101
International	24,857	22,349	73,949	63,472
Sam’s Club	11,622	10,826	35,018	32,526

Total Company	$97,634	$90,826	$293,248	$268,099

Segment operating income and the reconciliation to income from continuing operations before income taxes and minority interest are as follows (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Operating Income:
Walmart U.S.	$4,286	$3,995	$13,363	$12,230
International	1,182	1,069	3,450	2,986
Sam’s Club	365	359	1,183	1,174
Other	(541)	(462)	(1,575)	(1,314)

Operating income	$5,292	$4,961	$16,421	$15,076
Interest expense, net	(456)	(460)	(1,408)	(1,254)

Income from continuing operations before income taxes and minority interest	$4,836	$4,501	$15,013	$13,822

Goodwill is recorded on the Condensed Consolidated Balance Sheets in the operating segments as follows (amounts in millions):

	October 31, 2008	October 31, 2007	January 31, 2008
International	$15,111	$14,593	$15,766
Sam’s Club	305	305	305

Total goodwill	$15,416	$14,898	$16,071

The decrease in the International segment’s goodwill since January 31, 2008, primarily resulted from strengthening of the U.S. dollar against all major currencies except the Japanese yen and Chinese yuan renminbi, as well as an adjustment to allocate goodwill for the sale of Gazeley Limited (“Gazeley”), an ASDA commercial property development subsidiary in the United Kingdom, in the second quarter of fiscal 2009.

The increase in the International segment’s goodwill since October 31, 2007, resulted from the acquisition of substantially all of the outstanding common and preferred shares of our Japanese subsidiary, The Seiyu Ltd., foreign currency exchange rate fluctuations in the Japanese yen and Chinese yuan renminbi and purchase price adjustments related to continuing the repurchase of shares of Wal-Mart de Mexico, S.A. de C.V. throughout the period, offset by an adjustment to allocate goodwill for the sale of Gazeley.

NOTE 7. Comprehensive Income (Loss)

Comprehensive income (loss) is net income plus certain other items that are recorded directly to accumulated other comprehensive income within shareholders’ equity. Accumulated other comprehensive income includes translation gains and losses from fluctuation in foreign currency exchange rates and after-tax adjustments for the Company’s derivative instruments and minimum pension liabilities.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2008	2007	2008	2007
Comprehensive Income (Loss)	$(276)	$3,536	$7,255	$10,266

Comprehensive income (loss) for the three and nine months ended October 31, 2008 was adversely affected by foreign currency exchange rate fluctuations.

NOTE 8. Common Stock Dividends

On March 6, 2008, the Company’s Board of Directors approved an increase in annual dividends to $0.95 per share. The annual dividend will be paid in four quarterly installments on April 7, 2008, June 2, 2008, September 2, 2008, and January 2, 2009, to holders of record on March 14, May 16, August 15 and December 15, 2008, respectively.

NOTE 9. Income and Other Taxes

The Company’s effective tax rate was 34.9% for the three months ended October 31, 2008, compared to 34.2% for the three months ended July 31, 2008. The recent fluctuations in foreign currency exchange rates, together with changes in the mix of income between domestic and international operations, are the main drivers of this increase. The Company’s effective tax rate for the nine months ended October 31, 2008 was 34.5%. The Company expects the fiscal 2009 annual effective tax rate to be approximately 34-35%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the composition of taxable income between domestic and international operations and fluctuations in foreign currency exchange rates.

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

In the normal course of its business the Company provides for uncertain tax positions, and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the third quarter of fiscal 2009, unrecognized tax benefits related to continuing operations increased by $40 million and accrued interest increased by $10 million. For the first nine months of fiscal 2009, unrecognized tax benefits related to continuing operations increased by $20 million and accrued interest increased by $15 million. As of October 31, 2008, the Company’s unrecognized tax benefits relating to continuing operations were $888 million, of which $612 million would, if recognized, affect the Company’s effective tax rate.

Additionally, at January 31, 2008 the Company had unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations. Of this, $63 million was recognized in discontinued operations during the second quarter of fiscal year 2009 following the resolution of a gain determination on a discontinued operation that was sold in fiscal year 2004. The balance of $1.7 billion at October 31, 2008 relates to a worthless stock deduction which the Company has claimed for the fiscal year 2007 disposition of its German operations.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $165 million to $235 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs. At October 31, 2008, before any tax benefits, the Company had $242 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal year 2008, with fiscal years 2004 through 2007 remaining open for a limited number of U.S. income tax issues. Non-U.S. income taxes are subject to income tax examination for the tax years 2002 through 2008, and state and local income taxes are open for the fiscal years 2004 through 2007 generally and for the fiscal years 1997 through 2003 for a limited number of issues.

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

NOTE 10. Legal Proceedings

The Company is involved in a number of legal proceedings. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

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

One of the class-action lawsuits described above is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A trial on the plaintiffs’ claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. In June 2006, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. On December 27, 2006, the judge entered an order awarding the plaintiffs an additional amount of approximately $26 million in costs and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on January 31, 2007, the Company filed its Notice of Appeal. On November 19, 2008, the court of appeals issued an Order staying further proceedings in the Savaglio appeal pending the decision of the California Supreme Court in a case involving similar issues, entitled Brinker v. Superior Court.

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

In another of the class-action lawsuits described above, Braun v. Wal-Mart Stores, Inc., a trial was held in 2007 in the First Judicial District Court for Dakota County, Minnesota, on the plaintiffs’ claims that class members had worked off the clock and were not provided meal and rest breaks in accordance with Minnesota law, which resulted in a verdict in favor of the class in the approximate amount of $7 million. The trial judge then scheduled a second trial on the plaintiffs’ claims for punitive damages, which under Minnesota law would be payable to the class, and statutory penalties, which would be payable to the State of Minnesota. In October 2008, the Company agreed to settle the case by paying up to approximately $54 million, part of which is to be paid to the State of Minnesota and part to the class members and their counsel. The settlement is subject to approval by the trial court, and the exact amount that will be paid depends on the court’s approval, as well as on the number and amount of claims that are submitted by class members. The court has therefore taken the second trial off the docket and has instead scheduled a hearing on January 14, 2009, to consider preliminary approval of the settlement agreement.

Another of the class-action lawsuits described above, Hale v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning on June 15, 2009, in the Circuit Court of Jackson County, Missouri. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Missouri law, and seek monetary damages in an unspecified amount, plus interest and attorneys’ fees. The trial court granted class certification in November 2005 and the certification was affirmed by the Missouri Court of Appeals in June 2007. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Another of the class-action lawsuits described above, Carter v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning on April 13, 2009 in the Court of Common Pleas of Colleton County, South Carolina. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with South Carolina law, and seek monetary damages in an unspecified amount, plus statutory penalties, punitive damages, interest, and attorneys’ fees. The trial court granted class certification in May 2005. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

Exempt Status Cases: The Company is currently a defendant in four putative class actions in which the plaintiffs seek class certification of various groups of salaried managers and challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification was denied by the trial court on May 5, 2006. On April 25, 2008, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s ruling in part and reversed it in part, and remanded the case for further proceedings. On May 16, 2008, the Company filed a petition seeking review of that ruling by a larger panel of the court. On October 8, 2008, the court entered an Order staying all proceedings in the Sepulveda appeal pending the final disposition of the appeal in Dukes v. Wal-Mart Stores, Inc., discussed below. Class certification has not been addressed in the other cases. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The Company will adopt FSP EITF 03-06-1 effective February 1, 2009. The Company is currently assessing the potential impact of FSP EITF 03-06-1 on its financial statements.

NOTE 12. Discontinued Operations

During fiscal 2009, the Company disposed of Gazeley, an ASDA commercial property development subsidiary in the United Kingdom. Consequently, the results of operations associated with Gazeley are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. The cash flows related to this operation were insignificant for all periods presented. In the third quarter of fiscal 2009, the Company recognized approximately $212 million, after tax, in operating profits and gains from the sale of Gazeley. The transaction continues to remain subject to certain indemnification obligations. The Company’s operations in the United Kingdom are consolidated using a December 31 fiscal year-end. Since the sale of Gazeley closed in July 2008, the Company recorded the gain to discontinued operations in the third quarter of fiscal 2009.

During the third quarter of fiscal 2009, the Company initiated a restructuring program under which the Company’s Japanese subsidiary, The Seiyu Ltd., will close approximately 23 stores and dispose of certain excess properties. This restructuring will involve incurring costs associated with lease termination obligations, asset impairment charges and employee separation benefits. The costs associated with this restructuring are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. The cash flows and accrued liabilities related to this restructuring were insignificant for all periods presented. The Company recognized approximately $107 million, after tax, in restructuring expenses and operating results as discontinued operations during the third quarter of fiscal 2009. Additional costs will be recorded in future periods for lease termination obligations and employee separation benefits.

In addition, the Company recorded a $63 million benefit to discontinued operations in the second quarter of fiscal 2009, from the successful resolution of a tax contingency related to McLane Company, Inc., a former Wal-Mart subsidiary.

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

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of October 31, 2008, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements as of January 31, 2008, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2008, and incorporated by reference in and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2008.

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

During fiscal year 2008, the Company reviewed its definition of comparable store sales for consistency with other retailers. For fiscal year 2009, beginning February 1, 2008, Wal-Mart Stores, Inc. has revised its definition of comparable store sales to include sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format continue to be excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Since the impact of this revision is inconsequential, the Company will not restate comparable store sales results for previously reported years.

Company Performance Metrics

Management uses a number of metrics to assess the Company’s performance including:

•	Total sales;

•	Comparable store sales;

•	Operating income;

•	Diluted net income per common share from continuing operations;

•	Return on investment; and

•	Free cash flow.

Total Sales

(Amounts in millions)

	Three Months Ended October 31,						Nine Months Ended October 31,
	2008	Percent of Total	Percent Change	2007	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2007	Percent of Total	Percent Change
Net Sales:
Walmart U.S.	$61,155	62.6%	6.1%	$57,651	63.5%	6.4%	$184,281	62.9%	7.1%	$172,101	64.2%	6.2%
International	24,857	25.5%	11.2%	22,349	24.6%	17.0%	73,949	25.2%	16.5%	63,472	23.7%	17.1%
Sam’s Club	11,622	11.9%	7.4%	10,826	11.9%	6.1%	35,018	11.9%	7.7%	32,526	12.1%	6.8%

Total Company	$97,634	100.0%	7.5%	$90,826	100.0%	8.8%	$293,248	100.0%	9.4%	$268,099	100.0%	8.7%

Our total net sales increased by 7.5 % and 9.4% for the three and nine months ended October 31, 2008, respectively, compared to corresponding periods in the prior year. The increases resulted from our global store expansion programs and comparable store sales increases. Changes in foreign currency exchange rates had a $25 million and a $2.4 billion favorable impact on the International segment’s net sales for the three and nine months ended October 31, 2008, respectively. For the three and nine months ended October 31, 2007, changes in foreign currency exchange rates had a favorable impact of $1.1 billion and $2.7 billion, respectively, on the International segment’s net sales. Changes in foreign currency exchange rates had less of a favorable impact on the International segment net sales for the three months ended October, 31, 2008, compared to the corresponding prior period due to the strengthening of the U.S. dollar against all major currencies except the Japanese yen and Chinese yuan renminbi. Although movements in foreign currency exchange rates cannot reasonably be predicted, volatility in foreign currency exchange rates, when compared to prior periods, may continue to impact the International segment’s reported sales in the foreseeable future.

Comparable Store Sales

	Without Fuel		With Fuel		Fuel Impact
	Three Months Ended October 31,		Three Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007	2008	2007
Walmart U.S.	2.7%	1.0%	2.7%	1.0%	0.0%	0.0%
Sam’s Club	4.5%	3.9%	6.7%	3.8%	2.2%	-0.1%

Total U.S.	3.0%	1.5%	3.3%	1.5%	0.3%	0.0%

	Without Fuel		With Fuel		Fuel Impact
	Nine Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007	2008	2007
Walmart U.S.	3.4%	0.7%	3.4%	0.7%	0.0%	0.0%
Sam’s Club	4.0%	4.8%	6.8%	4.8%	2.8%	0.0%

Total U.S.	3.5%	1.4%	3.9%	1.4%	0.4%	0.0%

Comparable store sales in the United States, including fuel sales, increased 3.3% for the third quarter of fiscal 2009 compared to 1.5% for the third quarter of fiscal 2008. For the nine months ended October 31, 2008, comparable store sales in the United States, including fuel sales, increased 3.9% compared to 1.4% for the corresponding period in the prior year. Comparable store sales in fiscal 2009 were higher than fiscal 2008 due to strength in the grocery, entertainment and health and wellness categories, as well as increases in customer traffic and average transaction size per customer. The information regarding comparable store sales excluding fuel sales is included in the information above to permit investors to understand the effect of fuel sales on the comparable club sales for our Sam’s Club segment and comparable stores sales in the United States for the periods shown.

Operating Income

(Amounts in millions)

	Three Months Ended October 31,						Nine Months Ended October 31,
	2008	Percent of Total	Percent Change	2007	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2007	Percent of Total	Percent Change
Operating Income:
Walmart U.S.	$4,286	81.0%	7.3%	$3,995	80.6%	10.8%	$13,363	81.4%	9.3%	$12,230	81.1%	5.4%
International	1,182	22.3%	10.6%	1,069	21.5%	6.8%	3,450	21.0%	15.5%	2,986	19.8%	8.8%
Sam’s Club	365	6.9%	1.7%	359	7.2%	5.6%	1,183	7.2%	0.8%	1,174	7.8%	12.1%
Other	(541)	-10.2%	17.1%	(462)	-9.3%	-3.8%	(1,575)	-9.6%	19.9%	(1,314)	-8.7%	-1.4%

	$5,292	100.0%	6.7%	$4,961	100.0%	11.0%	$16,421	100.0%	8.9%	$15,076	100.0%	7.2%

Operating income growth compared to net sales growth is a meaningful metric to share with investors because it indicates how effectively we manage costs and leverage expenses. Our objective is to grow operating income faster than net sales. For the third quarter of fiscal 2009, our operating income increased 6.7% when compared to the prior year, while net sales increased by 7.5% over the same period. The Walmart U.S. segment met this objective; however, our International and Sam’s Club segments did not. The International segment fell short of this objective due to the impact of foreign currency exchange rate fluctuations. The Sam’s Club segment did not meet this objective primarily due to hurricane-related expenses and higher utility costs driving increases in operating expenses.

For the nine months ended October 31, 2008, our operating income increased by 8.9% when compared to the prior year, while net sales increased by 9.4 % over the same period. The Walmart U.S. segment met the objective of growing operating income faster than net sales; however, our International and Sam’s Club segments did not. The International segment fell short of this objective due to accruals for certain legal matters. The Sam’s Club segment fell short of this objective because the current year’s growth in the lower-margin fuel business had a negative impact on the segment’s gross profit as a percentage of segment net sales (our “gross profit”). Additionally, the Sam’s Club segment recorded an excise tax refund of $39 million in the comparative nine month period of the prior year.

Diluted Income per Common Share from Continuing Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Diluted income per common share from continuing operations	$0.77	$0.70	$2.39	$2.14

Diluted earnings per share from continuing operations increased 10.0% for the three months ended October 31, 2008, compared to the prior year period, resulting from a 6.6% increase in income from continuing operations and a decrease in the number of weighted-average shares outstanding, due to the impact of share repurchases.

Diluted earnings per share from continuing operations increased 11.7% for the nine months ended October 31, 2008, compared to the prior year period as a result of an 8.1% increase in income from continuing operations and a decrease in the number of weighted-average shares outstanding, due to the impact of share repurchases.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how efficiently Wal-Mart is employing its assets. ROI increased from 19.2% for the twelve months ended October 31, 2007 to 19.3% for the twelve months ended October 31, 2008 primarily due to a 6.7% increase in consolidated operating income.

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

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended October 31,
(Dollar amounts in millions)	2008	2007
Calculation of Return on Investment
NUMERATOR
Operating income (1)	$23,298	$21,508
+ Interest income (1)	279	331
+ Depreciation and amortization (1)	6,725	6,099
+ Rent (1)	1,752	1,548

= Adjusted operating income	$32,054	$29,486

DENOMINATOR
Average total assets of continuing operations (2)	$166,246	$157,983
+ Average accumulated depreciation and amortization (2)	32,074	28,176
- Average accounts payable (2)	31,079	30,615
- Average accrued liabilities (2)	15,058	14,518
+ Rent * 8	14,016	12,384

= Invested capital	$166,199	$153,410

RETURN ON INVESTMENT (ROI)	19.3%	19.2%

Calculation of Return on Assets
NUMERATOR
Income from continuing operations before minority interest (1)	$14,043	$13,174

DENOMINATOR
Average total assets of continuing operations (2)	$166,246	$157,983

RETURN ON ASSET (ROA)	8.4%	8.3%

	As of October 31,
CERTAIN BALANCE SHEET DATA	2008	2007	2006
Total assets of continuing operations (1)	$167,581	$164,910	$151,056
Accumulated depreciation and amortization (1)	34,048	30,100	26,252
Accounts payable (1)	30,782	31,376	29,853
Accrued liabilities (1)	15,343	14,773	14,262

(1)	Based on continuing operations only, and therefore, excludes the impact of Gazeley Limited which was sold in July 2008, and the closure of 23 stores and divestiture of other properties of The Seiyu, Ltd. in Japan during the third quarter of fiscal 2009. All of these activities have been disclosed as discontinued operations. Total assets as of October 31, 2008, 2007, and 2006 in the table above exclude assets of discontinued operations that are reflected in the Consolidated Balance Sheets of $262 million, $749 million and $663 million, respectively.
(2)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in the period minus payments for property and equipment made in the period. We generated positive free cash flow of $2.0 billion for the nine months ended October 31, 2008, compared to a deficit of $1.3 billion in the prior year comparable period. The significant increase in our free cash flow is the result of our improved inventory management as well as reduced capital expenditures in connection with our planned slowing of store expansion in the United States.

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

Our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures because the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statement of cash flows.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Nine Months Ended
(Amounts in millions)	October 31, 2008	October 31, 2007
Net cash provided by operating activities	$10,173	$9,623
Payments for property and equipment	(8,174)	(10,896)

Free cash flow	$1,999	$(1,273)

Net cash used in investing activities	$(6,797)	$(11,223)
Net cash used in financing activities	$(2,794)	$(878)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended October 31, 2008

Our total net sales increased by 7.5% and 8.8% for the third quarter of fiscal 2009 and fiscal 2008, respectively, when compared to the prior year’s third quarter. The increases resulted from our comparable stores sales increases and global store expansion programs. During the third quarter of fiscal 2009 and 2008, foreign currency exchange rates had a $25 million and $1.1 billion favorable impact, respectively, on the International segment’s net sales, which contributed to the increase in the International segment’s net sales as a percentage of total Company net sales.

Our gross profit increased from 23.8% for the third quarter of fiscal 2008 to 24.1% in the third quarter of fiscal 2009. This increase is primarily due to lower inventory shrink and less markdown activity as a result of more effective merchandising in our International and Walmart U.S. segments, as well as a favorable merchandise mix in our Walmart U.S. segment. Additionally, our Sam’s Club segment experienced increases in gross profit largely due to a higher fuel gross profit rate.

Operating, selling, general and administrative expenses (“operating expenses”) as a percentage of net sales increased 0.3 percentage points compared to the corresponding period in fiscal 2008. Operating expenses as a percentage of net sales increased in the third quarter of fiscal 2009 primarily due to hurricane-related expenses and increased corporate expenses compared to the corresponding quarter in fiscal 2008. Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources, which contributed 10.8 percent to the increase in corporate operating expenses for the quarter. We expect these increased expenses from the transformation projects to continue for the foreseeable future.

Membership and other income, which includes a variety of income categories such as Sam’s Club membership income, tenant lease, financial services and recycling income, decreased 3% in the third quarter of fiscal 2009 from the prior year’s comparative third quarter. The decrease in membership and other income is primarily due to the recognition of $71 million in pre-tax gains from the sale of certain real estate properties in the third quarter of fiscal 2008.

Interest, net, decreased 0.9% in the third quarter of fiscal 2009 when compared with the same period last year largely due to lower short-term interest rates on a comparable borrowing level.

Our effective income tax rate from continuing operations increased from 34.6% for the third quarter of fiscal 2008 to 34.9% for the third quarter of fiscal 2009. The recent fluctuations in foreign currency exchange rates, as well as changes in the mix of taxable income among our domestic and international operations, are the main drivers of this increase.

Nine Months Ended October 31, 2008

Our total net sales increased by 9.4% and 8.7% for the nine months ended October 31, 2008 and 2007, respectively, when compared to previous years. The increases resulted from our global store expansion programs and comparable store sales increases. During the first nine months of fiscal 2009 and 2008, foreign currency exchange rates had a $2.4 billion and $2.7 billion favorable impact, respectively, on the International segment’s net sales, which contributed to the increase in the International segment’s net sales as a percentage of total Company net sales.

Our gross profit increased from 23.5% for the nine months ended October 31, 2007 to 23.8% in the nine months ended October 31, 2008. This increase is primarily due to lower inventory shrinkage and less markdown activity as a result of more effective merchandising in the Walmart U.S. segment. Our gross margin for the nine months ended October 31, 2007 included a benefit of $97 million in excise tax refunds.

Operating expenses as a percentage of net sales increased 0.3 percentage points in the nine months ended October 31, 2008 compared to the corresponding period in fiscal 2008. Operating expenses for the nine months ended October 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $298 million before tax, partially offset by pre-tax charges of $183 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of net sales in the comparable fiscal 2008 period by 0.1 percentage points. Otherwise, operating expenses as a percentage of net sales increased in the nine months ended October 31, 2008, primarily due to higher bonus expenses for store associates, higher utility costs and increased corporate expenses compared to the corresponding period in fiscal 2008. Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources. We expect these increased expenses from the transformation projects to continue in the foreseeable future.

Membership and other income increased 6.9% for the first nine months of fiscal 2009 from the comparative period in fiscal 2008 due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts. Membership and other income for the nine months ended October 31, 2007, includes recognition of $134 million in pre-tax gains from the sale of certain real estate properties.

Interest, net, increased 12.3% during the nine months ended October 31, 2008 when compared to the nine month period of the prior year largely due to higher borrowing levels, partially offset by lower short-term interest rates.

Our effective income tax rate from continuing operations for the first nine months of fiscal 2009 was 34.5% which was consistent with the first nine months of fiscal 2008.

Walmart U.S. Segment

Three Months Ended October 31, 2008

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2008	$61,155	6.1%	$4,286	7.3%	7.0%
2007	57,651	6.4%	3,995	10.8%	6.9%

Net sales for the Walmart U.S. segment increased 6.1% for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The increase resulted from our continued expansion activities, strength in the grocery, health and wellness categories and a comparable store sales increase of 2.7%. Comparable store sales for the third quarter of fiscal 2009 increased primarily due to an increase in average transaction size per customer, while customer traffic was comparable to the prior fiscal year third quarter.

Gross profit increased 0.7 percentage points for the third quarter of fiscal 2009 compared to the corresponding period in fiscal 2008 due to higher initial margins, lower inventory shrinkage and decreased markdown activity resulting from more effective merchandising during the third quarter of fiscal 2009.

Operating expenses as a percentage of segment net sales for the third quarter of fiscal 2009 were 0.5 percentage points higher than the third quarter of fiscal 2008 due to hurricane-related expenses, higher utility costs, and higher bonus payments for store associates, partially offset by lower wage-related expenses from improvements in labor productivity.

Other income for the third quarter of fiscal 2009 decreased compared to the third quarter of fiscal 2008 due to the favorable impact of a $71 million pre-tax gain from the sale of certain real estate properties in the third quarter of fiscal 2008.

Nine Months Ended October 31, 2008

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year period	Segment operating income	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2008	$184,281	7.1%	$13,363	9.3%	7.3%
2007	172,101	6.2%	12,230	5.4%	7.1%

Net sales for the first nine months of fiscal 2009 increased 7.1% compared to the corresponding period in fiscal 2008 for the Walmart U.S. segment. The increase resulted from our continued expansion activities, strength in the grocery, health and wellness and entertainment categories and a comparable store sales increase of 3.4%. Comparable store sales for the first nine months of fiscal 2009 increased primarily due to an increase in average transaction size per customer, and an increase in customer traffic in our comparable stores.

Gross profit increased 0.5 percentage points for the first nine months of fiscal 2009 compared to the corresponding period in fiscal 2008 due to higher initial margins, lower inventory shrinkage and decreased markdown activity resulting from more effective merchandising during the first nine months of fiscal 2009. Our gross profit for the nine months ended October 31, 2007 included a benefit of $46 million in excise tax refunds.

Operating expenses as a percentage of segment net sales for the first nine months of fiscal 2009 increased 0.4 percentage points compared to the corresponding period in fiscal 2008. Operating expenses for the first nine months of fiscal 2008 were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $274 million before tax, partially offset by pre-tax charges of $145 million for certain legal and other contingencies. The net favorable impact of these items reduced our operating expenses as a percentage of segment net sales in fiscal 2008 by 0.1 percentage points. However, operating expenses as a percentage of segment net sales increased by 0.3 percentage points in the fiscal 2009 period primarily due to hurricane-related expenses, higher utility costs, and higher bonus payments for store associates, partially offset by lower wage-related expenses from improvements in labor productivity.

Other income increased for the first nine months of fiscal 2009 compared to the corresponding period in fiscal 2008 due to continued growth in our financial services area and increases in recycling income resulting from our sustainability efforts. Other income for the first nine months of fiscal 2008 was favorably impacted by the recognition of a $134 million pre-tax gain from the sale of certain real estate properties.

International Segment

At October 31, 2008, our International segment was comprised of wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, joint ventures in China and India and majority-owned subsidiaries in Central America and Mexico.

Three Months Ended October 31, 2008

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2008	$24,857	11.2%	$1,182	10.6%	4.8%
2007	22,349	17.0%	1,069	6.8%	4.8%

Net sales for the International segment in the third quarter of fiscal 2009 increased 11.2% compared to the corresponding period in fiscal 2008. The increase resulted from net sales growth from existing units and our international expansion program. Foreign currency exchange rates had a $25 million favorable impact for the third quarter of fiscal 2009.

Gross profit decreased 0.4 percentage points for the third quarter of fiscal 2009 compared to the corresponding period in fiscal 2008 due to the growth in lower-margin fuel sales in the United Kingdom and the transition to the every day low pricing strategy in our stores in Japan.

Operating expenses as a percentage of segment net sales decreased by 0.4 percentage points for the third quarter of fiscal 2009 compared to the corresponding period in fiscal 2008 due to advancements in every day low cost initiatives in Japan designed to support our move to every day low price, as well as strong underlying improvements in the United Kingdom, Brazil and Canada.

Operating income for the third quarter of fiscal 2009 had an $18 million unfavorable impact from changes in foreign currency exchange rates. Although movements in foreign currency exchange rates cannot reasonably be predicted, volatility in foreign currency exchange rates, when compared to prior periods, may continue to impact the International segment’s reported operating results in the foreseeable future.

Nine Months Ended October 31, 2008

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year period	Segment operating income	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2008	$73,949	16.5%	$3,450	15.5%	4.7%
2007	63,472	17.1%	2,986	8.8%	4.7%

Net sales for the first nine months of fiscal 2009 increased 16.5% compared to the corresponding period in fiscal 2008. The increase resulted from net sales growth from existing units, our international expansion program and the $2.4 billion favorable impact of changes in foreign currency exchange rates during the first nine months of fiscal 2009.

Gross profit decreased 0.2 percentage points for the first nine months of fiscal 2009 compared to the corresponding period in fiscal 2008 due to the growth in lower margin fuel sales in the United Kingdom and the transition to the every day low pricing strategy in our stores in Japan.

Operating expenses as a percentage of segment net sales decreased 0.2 percentage points for the first nine months of fiscal 2009 compared to the corresponding period in fiscal 2008 due to strong underlying improvements in the United Kingdom, Brazil and Japan, partially offset by accruals for certain legal matters.

Other income as a percentage of segment net sales for the first nine months of fiscal 2009 was essentially consistent with the corresponding period in fiscal 2008.

Operating income for the first nine months of fiscal 2009 was favorably impacted by changes in foreign currency exchange rates of $72 million. Although movements in foreign currency exchange rates cannot reasonably be predicted, volatility in foreign currency exchange rates, when compared to prior periods, may continue to impact the International segment’s reported operating results in the foreseeable future.

Sam’s Club Segment

Three Months Ended October 31, 2008

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2008	$11,622	7.4%	$365	1.7%	3.1%
2007	10,826	6.1%	359	5.6%	3.3%

Net sales for the Sam’s Club segment in the third quarter of fiscal 2009 increased 7.4% compared to the third quarter of fiscal 2008. The increase resulted from our continued expansion activities and a comparable club sales increase of 6.7%. Comparable club sales in the third quarter of fiscal 2009 increased primarily due to higher growth rates in food and consumables, as well as an increase in both member traffic and average transaction size. In addition, fuel sales had a positive impact of 2.2 percentage points on comparable club sales in the third quarter of fiscal 2009.

Gross profit increased 0.1 percentage points in the third quarter of fiscal 2009 compared to the corresponding period of fiscal 2008 due to the positive impact of a higher fuel gross profit rate.

Operating expenses as a percentage of segment net sales increased slightly for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Operating expenses for the third quarter of fiscal 2009 were unfavorably affected by hurricane-related expenses and higher utility costs.

Membership and other income, which includes membership, recycling, tenant lease, financial services and a variety of other income categories, decreased in the third quarter of fiscal 2009 compared to the corresponding period of fiscal 2008. Membership income, which is recognized over the term of the membership, decreased slightly compared to the corresponding quarter of the prior year.

Nine Months Ended October 31, 2008

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year period	Segment operating income	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2008	$35,018	7.7%	$1,183	0.8%	3.4%
2007	32,526	6.8%	1,174	12.1%	3.6%

Net sales for the Sam’s Club segment in the first nine months of fiscal 2009 increased 7.7% compared to the corresponding period of fiscal 2008. The increase resulted from our continued expansion activities and a comparable club sales increase of 6.8%. Comparable club sales increased primarily due to higher growth rates in food and consumables, as well as an increase in both member traffic and average transaction size. In addition, fuel sales had a positive impact of 2.8 percentage points on comparable club sales in the first nine months of fiscal 2009.

Gross profit decreased 0.1 percentage points in the first nine months of fiscal 2009 due to the negative impact on gross profit from growth in the lower-margin fuel business and the $39 million excise tax refund recorded in the first nine months of fiscal 2008.

Operating expenses as a percentage of segment net sales in the first nine months of fiscal 2009 was consistent with the first nine months of fiscal 2008. Operating expenses for the nine months ended October 31, 2007, were favorably affected by the change in estimated losses associated with our general liability and workers’ compensation claims, which reduced accrued liabilities for such claims by $21 million, partially offset by pre-tax charges of $15 million for certain legal contingencies. Otherwise, operating expenses as a percentage of segment net sales for the first nine months of fiscal 2009 decreased compared to the prior year period.

Membership and other income decreased in the first nine months of fiscal 2009 compared to the corresponding period of fiscal 2008. Membership income, which is recognized over the term of the membership, increased slightly in the first nine months of fiscal 2009.

Unit Data By Segment

Square Footage in Thousands

	October 31, 2008		October 31, 2007		January 31, 2008
	Units	Square Footage	Units	Square Footage	Units	Square Footage
Walmart U.S.
Discount Stores	899	97,469	988	106,388	971	104,561
Supercenters	2,601	484,748	2,419	451,258	2,447	456,516
Neighborhood Markets & Other	150	6,232	128	5,419	132	5,552

Total Walmart U.S.	3,650	588,449	3,535	563,065	3,550	566,629

Sam’s Club	599	79,408	586	77,525	591	78,236

United States Total	4,249	667,857	4,121	640,590	4,141	644,865

International
Argentina	24	4,047	17	2,895	21	3,789
Brazil	328	25,603	299	23,992	313	24,958
Canada	310	37,644	293	34,394	305	36,590
Central America	486	8,130	439	7,592	457	7,822
Trust-Mart - China	100	17,343	101	17,653	101	17,653
Wal-Mart - China	115	21,312	91	16,871	101	18,738
Japan	393	26,304	394	29,001	394	26,425
Mexico	1,118	60,313	975	54,846	1,023	56,804
Puerto Rico	55	4,027	54	3,829	54	3,829
United Kingdom	351	28,580	347	27,636	352	27,868

Total International	3,280	233,303	3,010	218,709	3,121	224,476

Grand Total	7,529	901,160	7,131	859,299	7,262	869,341

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The increase in cash flows provided by operating activities for the nine months ended October 31, 2008, was primarily attributable to increased net income and improved inventory management. Selected cash flow data for the nine month periods ended October 31, 2008 and 2007 and current assets and liabilities for the periods then ended, are as follows:

(Amounts in millions)	Nine Months Ended October 31,
	2008	2007
Net cash provided by operating activities	$10,173	$9,623

Purchase of Company stock	(3,521)	(5,279)
Dividends paid	(2,814)	(2,707)
Proceeds from issuance of long-term debt	5,568	7,967
Payment of long-term debt	(5,064)	(6,671)
Increase in commercial paper, net	2,949	6,481

Current assets	$52,856	$51,506
Current liabilities	60,600	60,942

Future Expansion

In June 2008, the Company revised its capital expenditure forecast for the current fiscal year ending January 31, 2009. Capital expenditures for fiscal year 2009 are expected to be approximately $13.0 billion.

Working Capital

Current liabilities exceeded current assets at October 31, 2008, by $7.7 billion, an improvement of $3.1 billion from January 31, 2008, due in part to lower commercial paper outstanding. Our ratio of current assets to current liabilities was 0.9 at October 31, 2008 and 0.8 at October 31, 2007 and January 31, 2008. We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of share repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007. Under the share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the program, which will expire only when and if we have repurchased $15.0 billion of our shares under the program. Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. At October 31, 2008, approximately $5.0 billion remained of the $15.0 billion authorization. As a result of the current economic environment and instability in the credit market, we have temporarily suspended the share repurchase program.

Capital Resources

Management believes that cash flows from operations and proceeds from the sale of commercial paper will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate compensating for any shortfall in funding these expenditures with a combination of commercial paper and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. Currently, the volatility in the credit markets has not prevented the Company from funding its operating liquidity needs.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to total capitalization as support for our long-term financing decisions. At October 31, 2008 and 2007 and January 31, 2008, the ratio of our debt to total capitalization was approximately 41.8%, 42.9% and 40.9%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus shareholders’ equity. Our ratio of debt to our total capitalization decreased as of October 31, 2008 due to lower commercial paper outstanding and the increase to our total shareholders’ equity resulting from a 11.3% increase in net income for the nine months ended October 31, 2008, compared to the corresponding period in the prior year.

We also use the ratio of adjusted cash flow from operations to adjusted average debt as a metric to review leverage. Adjusted cash flow from operations, the numerator in the calculation, is defined as net cash provided by operating activities of continuing operations plus two-thirds of operating rent expense less capitalized interest expense for the trailing twelve months. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Average operating rent expense is the simple average of operating rent expense over the current and prior twelve month periods. We believe this metric is useful to investors as it provides them with a tool to measure our leverage. This metric was 36% for the twelve months ended October 31, 2008 and 2007. The increase in the metric is primarily due to the increase in net cash flow from continuing operations.

The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules. The most recognized directly comparable GAAP measure is the ratio of net cash flow provided by operating activities of continuing operations for the current year to average total debt (which excludes any effect of operating leases or capitalized interest), which was 44% for the twelve months ended October 31, 2008 and 2007.

A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth below along with a reconciliation to the corresponding measurement calculated in accordance with generally accepted accounting principles.

(Dollar amounts in millions)	For the Twelve Months Ended October 31,
	2008	2007
Calculation of adjusted cash flow from continuing operations to average debt
Numerator
Net cash provided by operating activities of continuing operations	$20,904	$19,515
+ Two-thirds current period operating rent expense (1)	1,168	1,032
– Current year capitalized interest expense	109	161

Adjusted cash flow from operations	$21,963	$20,386

Denominator
Average debt (2)	$47,254	$44,486
Eight times average operating rent expense (3)	13,200	11,400

Average debt	$60,454	$55,886

Adjusted cash flow from continuing operations to average debt (4)	36%	36%

Calculation of cash flows from continuing operating activities of continuing operations to average debt
Numerator
Net cash provided by operating activities of continuing operations	$20,904	$19,515

Denominator
Average debt (2)	$47,254	$44,486

Cash flows from operating activities of continuing operations to average debt	44%	44%

Selected Financial Information
Current period operating rent expense	$1,752	$1,548
Prior period operating rent expense	1,548	1,302
Current period capitalized interest	109	161
Certain Balance Sheet Information
	As of October 31,
	2008	2007	2006
Commercial paper	$7,932	$9,126	$7,968
Long-term debt due within one year	4,753	4,412	5,490
Obligations under capital leases due within one year	314	309	300
Long-term debt	30,803	30,070	24,154
Long-term obligations under capital leases	3,268	3,520	3,622

Total debt	$47,070	$47,437	$41,534

(1)	2/3 X $1,752 for the twelve months ended October 31, 2008 and 2/3 X $1,548 for the twelve months ended October 31, 2007.
(2)	($47,070 + $47,437)/2 for the twelve months ended October 31, 2008 and ($47,437 + $41,534)/2 for the twelve months ended October 31, 2007.
(3)	8 X (($1,752+ $1,548)/2) for the twelve months ended October 31, 2008 and 8 X (($1,548 + $1,302)/2) for the twelve months ended October 31, 2007.
(4)	The calculation of the ratio as defined.

Certain Long-term Debt Transactions

In April 2008, the Company issued $1.0 billion of 4.250% Notes Due 2013 and $1.5 billion of 6.200% Notes Due 2038. Interest started accruing on such notes on April 15, 2008. On October 15, 2008, the Company began paying interest on the notes of each series and will continue to pay interest on April 15 and October 15 of each year. The 2013 notes will mature on April 15, 2013 and the 2038 notes will mature on April 15, 2038. The notes of each such series are senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

        In May 2008, Wal-Mart Stores, Inc. entered into a term loan facility with a syndicate of banks. Pursuant to that facility, the Company borrowed ¥220 billion to refinance outstanding debt of its wholly-owned subsidiary, The Seiyu, Ltd., that was scheduled to mature in December, 2008. Borrowings under such facility are senior, unsecured obligations of Wal-Mart Stores, Inc. and generally bear interest at a floating rate equal to the one, three or six month yen London Interbank Offered Rate plus a spread of 0.35%. Such debt matures on June 26, 2011. The amount of such debt in United States dollars as reflected on the Company’s Condensed Consolidated Balance Sheets at October 31, 2008 was approximately $2.2 billion. The facility is designated as a hedge of the Company’s net investment in Japan.

In August 2008, the following bonds were issued as senior, unsecured and unsubordinated obligations of Wal-Mart Stores, Inc.

(Amounts in millions)	Issue Date	Interest Rate	Interest Payment Dates	Maturity Dates	Local Currency Issue Amount	US Dollar October 31, 2008
Japanese Yen Bonds - First Series	August 2008	1.720%	February 5 August 5	August 5, 2011	¥25,000	$254

Japanese Yen Bonds - Second Series	August 2008	2.010%	February 5 August 5	August 5, 2013	25,000	254

Japanese Yen Floating Rate Bonds - First Series	August 2008	6-month yen Libor + .50%	February 5 August 5	August 5, 2013	50,000	508

Total					¥100,000	$1,016

The bonds of each series are denominated and payable in Japanese yen and are designated as a hedge of the Company’s net investment in Japan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Except for the sudden market shift in foreign currency exchange rates that have resulted from the global economic environment, our market risks at October 31, 2008 are similar to those disclosed in our Form 10-K for the year ended January 31, 2008.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Wage-and-Hour Class Actions: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02/8/30/04; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Green v. WM, USDC, S. Dist. of FL, 11/6/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, Superior Ct. of DE, New Castle County, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, Circuit Ct., Brown County, SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, Superior Ct. of AK at Anchorage, 4/7/05; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Moore v. WM, USDC, Dist. of OR, 12/7/05; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Rubin v. WM, USDC, Northern Dist. of CA, 9/5/08; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Scott v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Mendez v. WM, USDC, Central Dist. Of CA, 10/15/08; Patel v. WM, USDC, Middle Dist. of AL, 5/6/08.

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

On February 1, 2007, the Company received from the EPA a request pursuant to Section 114(a) of the Federal Clean Air Act seeking detailed information regarding all non-essential products containing ozone-depleting substances including products such as Loony String which the Company may have sold or distributed since January 1, 2002. On March 8, 2007, the EPA issued a revised request for information in which it limited its request to string products including Loony String, Silly String and Fiesta String, and covering the period from 2004 to the present. The Company has entered into a Consent Decree and Final Order with the EPA to resolve the matter, which includes the assessment of a civil penalty in the amount of $199,000.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleges that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The U. S. Environmental Protection Agency

(“EPA”) has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The Company has submitted a response to the Notice of Violation and is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

The Company received a Notice of Probable Violation from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (the “Administration”) dated May 29, 2008, in connection with certain shipments of batteries that were made during October and November 2006. The Administration alleged failure to maintain appropriate records; failure to mark packages correctly; failure to package batteries with protection to prevent short circuits; and failure to provide proper training for employees. The Company has entered into a Compromise Agreement with the Administration to resolve the matter, which includes the assessment of a civil penalty in the amount of $360,000.

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

From time to time, we repurchase shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007, and publicly announced on June 1, 2007. This program does not have any expiration date. Share repurchase activity for the third quarter of fiscal 2009 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2008	8,975,934	$58.74	8,975,934	$5.8
September 1-30, 2008	7,800,944	$60.40	7,800,944	5.3
October 1-31, 2008	4,631,025	$55.26	4,631,025	5.0

Total	21,407,903		21,407,903	$5.0

Item 5.	Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include a statement in Note 9 to our condensed consolidated financial statements regarding the forecasted full year tax rate for our fiscal 2009 and the factors affecting that rate, regarding the effect of the future recognition of certain tax benefits on the Company’s tax rate and regarding the possible effect of the resolution of certain tax audit issues in the future, including the effect on the Company’s tax rate, a statement under the caption “Results of Operations—Quarter ended October 31, 2008” and a statement under “Results of Operations—Nine Months Ended October 31, 2008,” each in Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding our expectations relating to continuing increased corporate expenses relating to transformation projects in the future, a statement under the caption “Liquidity and Capital Resources—Future Expansion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our management’s expectations regarding our total capital expenditures in fiscal 2009, and statements under the caption “Liquidity and Capital Resources—Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our intent and ability to fund certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, our plans to refinance existing long-term debt as it matures and our ability to sell our long-term debt securities. These statements are identified by the use of the words “anticipate,” “are expected”, “could reduce,” “expect,” “plan,” “would, if recognized, affect” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including geopolitical events and conditions, general economic conditions, financial and capital market conditions, including the liquidity available in the commercial paper and debt markets, cost of goods, consumer credit availability, competitive pressures, inflation, consumer spending patterns and debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, utilities, labor and health care, accident costs, casualty and other insurance costs, interest rate fluctuations, capital market conditions, weather conditions, damage to our facilities as a result of natural disasters, regulatory matters and other risks. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this Quarterly Report and in other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2008. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds - First Series (2008), Japanese Yen Bonds - Second Series (2008), and Japanese Yen Floating Rate Bonds - First Series (2008), which are discussed in Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: December 9, 2008	By:	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr. President and Chief Executive Officer

Date: December 9, 2008	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: December 9, 2008	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation of the Company, is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds - First Series (2008), Japanese Yen Bonds - Second Series (2008), and Japanese Yen Floating Rate Bonds - First Series (2008), which are discussed in Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.