Form 10-K
WAL MART STORES INC
filed 2009-04-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009,

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

As of July 31, 2008, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2008, was $130,849,375,750. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 3,915,118,871 shares of common stock outstanding as of March 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Annual Report to Shareholders for the Fiscal Year Ended January 31, 2009 (“Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2009 (“Proxy Statement”)	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is hereinafter referred to as “we,” “Wal-Mart” or the “Company”) has previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations for certain periods, including our expected sales or earnings per share for certain periods and our comparable stores sales from one period to another period, the amount, nature and allocation of future capital expenditures, opening of additional stores and clubs in the United States and additional units in the other countries in which we operate, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our liquidity and ability to access the capital markets, the effect of economic developments on our customers, our operations and our results of operations, our annual tax rate,  and other similar matters. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “continue,” “estimate,” “expect,” “forecast,” “plan,” “projected,” “will be,” “will continue,” “will change,”  “will decrease,” “will have,” “will increase” and “will remain.”  Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and such reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed or implied in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, that are outside our control.  Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales for any period, business operations, business strategy, plans, goals and objectives. These factors include, but are not limited to: general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, the cost of the goods we sell, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to our stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect our business, costs of compliance with laws and regulations, the outcome of legal proceedings to which we are a party, interest rate fluctuations, changes in employment legislation and other capital market, economic and geo-political conditions and events, including civil unrest and terrorist attacks.  Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty. The foregoing list of factors that may affect our operations and financial performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance.  Our business operations, results of operations, financial condition and liquidity are subject to other risk factors, which we discuss below under the caption “Item 1A. Risk Factors.”  Readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, as well as the other risks, uncertainties and other factors, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Wal-Mart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activity. Our fiscal year ends on January 31. During the fiscal year ended January 31, 2009, we had net sales of $401.2 billion.

Our operations comprise three business segments: Walmart U.S., International and Sam’s Club.

Our Walmart U.S. segment is the largest segment of our business, accounting for 63.7% of our fiscal 2009 net sales and operates stores in three different formats in the United States, as well as Wal-Mart’s online retail operations, walmart.com. Our Walmart U.S. retail formats include:

•	Discount stores, which average approximately 108,000 square feet in size and offer a wide assortment of general merchandise and a limited variety of food products;
•	Supercenters, which average approximately 186,000 square feet in size and offer a wide assortment of general merchandise and a full-line supermarket; and
•	Neighborhood Markets, which average approximately 42,000 square feet in size and offer a full-line supermarket and a limited assortment of general merchandise.

At January 31, 2009, our International segment consisted of retail operations in 14 countries and Puerto Rico. This segment generated 24.6% of our fiscal 2009 net sales. The International segment includes numerous different formats of retail stores and restaurants, including discount stores, supercenters and Sam’s Clubs that operate outside the United States.

Our Sam’s Club segment consists of membership warehouse clubs in the United States and the segment’s online retail operations, samsclub.com. Sam’s Club accounted for 11.7% of our fiscal 2009 net sales. Our Sam’s Clubs average approximately 133,000 square feet in size.

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

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand. At January 31, 2009, our International segment was comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in five countries in Central America, and in Chile and Mexico, our joint ventures in India and China and our other controlled subsidiaries in China.

At January 31, 2009, we operated 891 discount stores, 2,612 supercenters, 153 Neighborhood Markets and 602 Sam’s Clubs in the United States. At the end of fiscal year 2009, our International segment operated units in Argentina (28), Brazil (345), Canada (318), Chile (197), Costa Rica (164), El Salvador (77), Guatemala (160), Honduras (50), Japan (371), Mexico (1,197), Nicaragua (51), Puerto Rico (56) and the United Kingdom (358). We also operated 243 stores in China through a combination of joint ventures and other controlled subsidiaries at January 31, 2009. At January 31, 2009, our Indian business consisted of wholesale cash-and-carry and back-end supply chain management operations through our joint venture with Bharti Enterprises and technical support to the retail stores of Bharti Retail through a franchise agreement.

Our Business Segments

Our retail operations serve our customers through three segments. The Walmart U.S. segment includes our discount stores, supercenters and Neighborhood Markets in the United States as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States as well as samsclub.com. The International segment consists of our operations in Argentina, Brazil, Canada, Chile, China, Costa Rica, El Salvador, Guatemala, Honduras, India, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom. You will find information concerning the financial results of our segments and the total and long-lived assets of each of those segments in Note 11 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have incorporated by reference in this Annual Report on Form 10-K our Consolidated Financial Statements as of January 31, 2009, and for the year then ended, the Notes to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in our Annual Report to Shareholders, portions of which are included as an exhibit hereto.

Walmart U.S. Segment

The Walmart U.S. segment had net sales of $255.7 billion, $239.5 billion and $226.3 billion for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. During the most recent fiscal year, no single discount store, supercenter or Neighborhood Market location accounted for as much as 1% of total Company net sales.

General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states, with discount stores in 47 states, supercenters in 48 states and Neighborhood Markets in 16 states. Our discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 108,000 square feet. Supercenters range in size from 94,000 square feet to 260,000 square feet, with an average size of approximately 186,000 square feet. Neighborhood Markets range in size from 36,000 square feet to 62,000 square feet, with an average size of approximately 42,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs.  Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.

WALMART U.S. SEGMENT
STORE COUNT AND SQUARE FOOTAGE (1)
FISCAL YEARS ENDED JANUARY 31, 2005 THROUGH 2009

	Walmart U.S.					Walmart U.S.
	Discount Stores					Supercenters
					Square				Square
Fiscal Year	Opened	Closed	Conversions (2)	Total	Footage	Opened (2)	Closed	Total	Footage
Balance Forward				1,478	145,065			1,471	275,067
2005	36	2	159	1,353	135,481	242	-	1,713	320,056
2006	24	2	166	1,209	123,607	267	-	1,980	370,711
2007	15	2	147	1,075	114,507	279	3	2,256	421,211
2008	7	2	109	971	104,561	191	-	2,447	456,516
2009	2	4	78	891	96,304	165	-	2,612	486,625
	Walmart U.S.					Total
	Neighborhood Markets					Walmart U.S. Segment
					Square				Square
Fiscal Year		Opened	Closed	Total	Footage	Opened (3)	Closed	Total	Footage
Balance Forward				64	2,778			3,013	422,910
2005		21	-	85	3,621	140	2	3,151	459,158
2006		15	-	100	4,218	140	2	3,289	498,536
2007		12	-	112	4,672	159	5	3,443	540,390
2008		20	-	132	5,552	109	2	3,550	566,629
2009		23	2	153	6,370	112	6	3,656	589,299

(1)	“Total” and “Square Footage” columns are as of January 31, of the years shown. Square footage is reported in thousands.
(2)	Includes expansions, relocations and conversions of discount stores to supercenters.
(3)	Total opened, net of expansions, relocations and conversions of discount stores to supercenters.

Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including discount stores, supercenters and Neighborhood Markets.

•
Grocery consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, floral and dry grocery as well as consumables such as health and beauty aids, household chemicals, paper goods and pet supplies.

•	Entertainment contains electronics, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service and toys.
•	Hardlines consist of fabrics and crafts, stationery and books, automotive accessories, hardware and paint, horticulture and accessories, sporting goods, outdoor entertaining and seasonal merchandise.
•	Apparel includes apparel for women, girls, men, boys and infants, shoes and jewelry.
•	Health and wellness includes pharmacy and optical services.
•	Home includes home furnishings, housewares and small appliances.

The Walmart U.S. segment also offers financial services and products, including money orders, wire transfers, check cashing and bill payment.

Nationally advertised merchandise represents a significant portion of sales in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands including “Great Value,” “Equate,” “Ol’ Roy,” “Sam’s Choice,” “Spring Valley,” “Parent’s Choice,” “Everstart,” “Faded Glory,” “No Boundaries,” “George,” “Athletic Works,” “Secret Treasures,” “Puritan,” “Durabrand,” “HomeTrends,” “Mainstays,” “Ozark Trail,” “White Stag” and “Canopy.” The Company also markets lines of merchandise under licensed brands, some of which include “General Electric,” “Disney,” “McDonald’s,”  “Better Homes & Gardens,” “OP,” “Starter,” “Danskin Now” and “Just My Size.”

Sales for the Walmart U.S. segment by strategic merchandise unit were as follows during the fiscal year ended:

	January 31,
STRATEGIC MERCHANDISE UNITS	2009	2008
Grocery	49%	47%
Entertainment	13	14
Hardlines	12	12
Apparel	11	12
Health & Wellness	10	9
Home	5	6
Total	100%	100%

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining discount stores, supercenters and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including credit cards, debit cards and a private-label store credit card issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Walmart U.S. segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

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

Our ability to develop the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•
EDLP – our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activity;

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Store Within a Store – a program to provide accountability to assistant and department managers as to merchandise planning and overall department performance;

•	Store of the Community – a program to ensure that the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located;

•	Clean, Fast and Friendly – our commitment to deliver a great customer experience through fast, friendly service in a clean environment;

•	Win, Play and Show – a strategy to select a merchandise assortment based on our growth potential, economies of scale and customer credibility in each business; and

•	Save Even More – a strategy to meet or be below a competitor’s advertised price on key value items.

In addition to these programs, we believe our broad assortment of merchandise that provides one-stop shopping, our in-stock levels that provide confidence to our customers that we will have what they need, and our long operating hours that allow customers to shop at their convenience, provide us with additional competitive advantages.

Distribution.  During fiscal 2009, approximately 81% of the Walmart U.S. segment’s purchases of merchandise were shipped to the segment’s stores through our distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

Our Walmart U.S. segment operations are supported by 121 distribution facilities as of January 31, 2009, located strategically throughout the continental United States.  Of these 121 distribution facilities, we owned and operated 106. Third parties owned and operated the remaining 15 distribution facilities.  During fiscal 2009, the Company opened one food import distribution center and closed one walmart.com distribution center.  In addition to servicing the Walmart U.S. segment, some of our Wal-Mart distribution centers also service our Sam’s Club segment for certain items.

International Segment

The International segment’s net sales from continuing operations for the fiscal years ended January 31, 2009, 2008 and 2007, were $98.6 billion, $90.4 billion and $76.9 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.

General. Our International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in five countries in Central America, and in Chile and Mexico, our joint ventures in India and China and our other controlled subsidiaries in China.

INTERNATIONAL SEGMENT
UNIT COUNT AND SQUARE FOOTAGE (1)
FISCAL YEARS ENDED JANUARY 31, 2005 THROUGH 2009

							Central
	Argentina		Brazil(2)		Canada		America		Chile		China(3)
	Unit	Square	Unit	Square	Unit	Square	Unit	Square	Unit	Square	Unit	Square
Fiscal Year	Count	Footage	Count	Footage	Count	Footage	Count	Footage	Count	Footage	Count	Footage
Balance Forward	11	2,175	25	3,370	235	27,211	-	-	-	-	34	5,713
2005	11	2,175	149	11,393	262	29,953	-	-	-	-	43	7,550
2006	11	2,175	295	23,225	278	31,730	-	-	-	-	56	10,261
2007	13	2,427	299	23,789	289	33,591	413	7,128	-	-	73	13,583
2008	21	3,789	313	24,958	305	36,590	457	7,822	-	-	202	36,391
2009	28	4,373	345	26,371	318	39,501	502	8,277	197	9,564	243	43,165

	Japan(4)		Mexico		Puerto Rico		United Kingdom		Total International
	Unit	Square	Unit	Square	Unit	Square	Unit	Square	Unit	Square
Fiscal Year	Count	Footage	Count	Footage	Count	Footage	Count	Footage	Count	Footage
Balance Forward	-	-	623	35,334	53	3,478	267	21,967	1,248	99,248
2005	-	-	679	39,133	54	3,596	282	23,328	1,480	117,128
2006	375	26,725	774	44,655	54	3,774	315	25,532	2,158	168,077
2007	369	26,887	889	50,401	54	3,829	335	26,800	2,734	188,435
2008	371	24,532	1,023	56,804	54	3,829	352	27,868	3,098	222,583
2009	371	24,478	1,197	63,113	56	4,037	358	28,907	3,615	251,786

(1)	Square footage is reported in thousands. Excludes units and square footage for our operations in Germany and South Korea, which we disposed of in October 2006.

(2)	Brazil includes 118 Bompreço units acquired in February 2004 and 139 Sonae units acquired in December 2005.

(3)	Includes units of Bounteous Company Ltd. (“BCL”). BCL operates 103 hypermarkets in 34 cities in China under the Trust-Mart banner.

(4)	Excludes 52 Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. Also excludes 23 Seiyu stores, which have closed or will close in fiscal 2010.

International unit counts and operating formats as of January 31, 2009:

Country	Supermarkets	Discount Stores	Supercenters	Hypermarkets	Other	Total
Argentina	-	-	22	-	6	28
Brazil(1)	155	-	34	71	85	345
Canada(2)	-	256	56	-	6	318
Chile	46	76	-	75	-	197
China	-	-	132	103	8	243
Costa Rica	25	122	-	6	11	164
El Salvador	30	45	-	2	-	77
Guatemala	29	109	-	6	16	160
Honduras	7	36	-	1	6	50
Japan	264	-	-	106	1	371
Mexico(3)	163	67	154	-	813	1,197
Nicaragua	7	44	-	-	-	51
Puerto Rico	31	7	8	-	10	56
United Kingdom	307	-	30	-	21	358
Grand Total	1,064	762	436	370	983	3,615

(1)	“Other” format includes 22 Sam’s Clubs, 23 cash-n-carry stores, 39 combination discount and grocery stores and 1 general merchandise store.

(2)	“Other” format includes 6 Sam’s Clubs that were closed in March of fiscal 2010.

(3)	“Other” format includes 91 Sam’s Clubs, 279 combination discount and grocery stores, 83 department stores and 360 restaurants.

During fiscal 2009, the Company disposed of Gazeley Limited (“Gazeley”), an ASDA commercial property development subsidiary in the United Kingdom. Consequently, the results of operations associated with Gazeley and the gain on disposal are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Balance Sheets for all periods presented. The cash flows related to this operation were insignificant for all periods presented.

During the third quarter of fiscal 2009, the Company initiated a restructuring program under which the Company’s Japanese subsidiary, The Seiyu Ltd., will close 23 stores and dispose of certain excess properties. This restructuring will involve incurring costs associated with lease termination obligations, asset impairment charges and employee separation benefits, although any additional costs are not expected to be material. The costs associated with this restructuring and the results of operations of the affected stores and properties are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Balance Sheets for all periods presented. The cash flows and accrued liabilities related to this restructuring were insignificant for all periods presented.

In January 2009, the Company completed a tender offer for the shares of Distribución y Servicio D&S S.A. (“D&S”), acquiring approximately 58.2% of the outstanding D&S shares (the "First Offer").  D&S has 197 stores, 10 shopping centers and 85 PRESTO financial services branches throughout Chile. The purchase price for the D&S shares in the First Offer was approximately $1.55 billion.  As of January 31, 2009, assets recorded in the acquisition after the First Offer, were approximately $3.6 billion, including approximately $1.0 billion in goodwill, liabilities assumed were approximately $1.7 billion and minority interest was approximately $395 million.  Under the Chilean securities laws, the Company was required after the First Offer to initiate a second tender offer (the "Second Offer") for the remaining outstanding shares of D&S on the same terms as the First Offer. The Company completed the Second Offer in March 2009, acquiring approximately 16.4% of the outstanding D&S shares for approximately $430 million, resulting in the Company owning approximately 74.6% of the D&S shares. In connection with the transaction, the former D&S controlling shareholders were each granted a put option that is exercisable beginning in January 2011 through January 2016. During the exercise period, the put option allows each former controlling shareholder the right to require the Company to purchase up to all of their shares of D&S (approximately 25.1%) owned following the Second Offer at fair market value at the time of an exercise, if any.  The consolidated financial statements of D&S, as well as the allocation of the purchase price as of January 31, 2009, are preliminary.

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

Operations. The hours of operation for operating units in the International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. We accept a variety of payment methods including credit cards, debit cards and private-label store credit cards issued by third-party providers. Other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

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

Competition. The International segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety and specialty stores, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate and, in Mexico, with local, national and international restaurant chains. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International segment determines, to a large extent, our competitive position. In our international units, our ability to operate the food departments effectively has a major impact on the segment’s competitive position in the markets where we operate.

Distribution.  We utilize a total of 146 distribution facilities located in Argentina, Brazil, Canada, Chile, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom and two export consolidation facilities in the United States. Through these facilities, we process and distribute both imported and domestic products to the operating units of the International segment. During fiscal 2009, approximately 74% of the International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s purchases directly to our stores in the various countries in which we operate. Of these 146 distribution facilities, we owned and operated 34 and leased and operated 34. Third parties owned and operated the remaining 78 distribution facilities.

Sam’s Club Segment

The Sam’s Club segment had net sales of $46.9 billion, $44.4 billion and $41.6 billion for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.

General. As a membership club warehouse, we operate Sam’s Clubs in 48 states. Facility sizes for Sam’s Clubs generally range between 71,000 and 190,000 square feet, with the average Sam’s Club facility being approximately 133,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

SAM’S CLUB SEGMENT
CLUB COUNT AND SQUARE FOOTAGE
FISCAL YEARS ENDED JANUARY 31, 2005 THROUGH 2009(1)

				Square
Fiscal Year	Opened	Closed	Total	Footage
Balance Forward			538	68,144
2005	13	-	551	70,677
2006	17	1	567	73,391
2007	15	3	579	76,270
2008	12	-	591	78,236
2009	11	-	602	79,906

(1)	“Total” and “Square Footage” columns are as of January 31, of the years shown. Square footage is reported in thousands.

Merchandise. Sam’s Club offers bulk displays of brand name merchandise, including hardgoods, some softgoods, institutional-size grocery items, and selected private-label items under the “MEMBER’S MARK,” “BAKERS & CHEFS” and “SAM’S CLUB” brands in five categories, listed below, within the warehouse club format.

•	Sundries, including snack foods, tobacco, alcoholic and nonalcoholic beverages, paper goods, laundry and home care and other consumables.
•	Food, including dairy, meat, bakery, deli, produce, dry, chilled and frozen packaged foods.
•	Hardgoods, including home improvement, electronics, office supplies, outdoor living, grills, gardening and furniture.
•	Service businesses, including photo processing, pharmacy and optical services, floral, tire and battery centers and gasoline stations.
•	Softgoods, including apparel, jewelry, housewares, mattresses and small appliances.

Sales for the Sam’s Club segment by general merchandise category were as follows during the fiscal year ended:

	January 31,
CATEGORY	2009	2008
Sundries	37%	36%
Food	30	29
Hardgoods	16	18
Service Businesses, including fuel	12	12
Softgoods	5	5
Total	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:30 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits business members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership-only operations. A variety of payment methods are accepted at our clubs, including debit cards, some types of credit cards, and a private label and co-branded Discover credit cards issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

Members include both small business owners and individual consumers. Individual consumers are referred to as Advantage members. The annual membership fee for an individual Advantage member is $40 for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for business members is $35 for the primary membership card, with a spouse/household card available at no additional cost. In addition, business members can add up to eight business associates (add-ons) to their business account for $35 each. Businesses can also purchase Advantage memberships for their employees under a Group Membership Program. Group rates are $30 per group Advantage membership when purchasing 50 - 999 memberships and $25 per group Advantage membership when purchasing 1,000 or more memberships. Sam’s Club PLUS is a premium membership program that offers additional benefits and services. The annual fee for a Primary PLUS member (Business or Advantage) is $100. In addition, Business Plus primary members can add up to 16 business associates (add-ons) to their business membership for $35 each.

Seasonal Aspects of Operations. The Sam’s Club segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, internet-based retailers and catalog businesses. Sam’s Club competes with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of small business members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2009, approximately 65% of the Sam’s Club segment non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and some of the Walmart U.S. segment’s distribution centers for certain items. Suppliers shipped the balance of the Sam’s Club purchases directly to Sam’s Club locations. As of January 31, 2009, our Sam’s Club segment operations were supported by 26 distribution facilities located strategically throughout the continental United States. Of these 26 distribution facilities, we owned and operated 8. Third parties owned and operated the remaining 18 distribution facilities.

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

Employees

As of January 31, 2009, the Company and its subsidiaries employed over 2.1 million employees (“associates”) worldwide, with approximately 1.4 million associates in the United States and approximately 694,000 associates internationally. Like almost all retailers, the Company has a large number of part-time, hourly or non-exempt employees and experiences significant turnover in employees each year. In the United States, the Company offers a broad range of company-paid benefits to our associates, including the Wal-Mart Profit Sharing and 401(k) Plan, store discount cards or Sam’s Club memberships, bonuses based on Company performance, matching a portion of purchases in the Associate Stock Purchase Program, and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates. The Company’s medical plan has no lifetime maximum benefit for most expenses.

In our operations outside the United States, the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. Our SEC filings, our Senior Financial Officer Code of Ethics and our Statement of Ethics can be found on the Investor Relations page of our website at www.walmartstores.com/investors. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.

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

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our Walmart U.S. segment and Sam’s Club segment, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods and result in slower inventory turnover and greater markdowns on inventory. Higher levels of unemployment, inflation, decreases in consumer disposable income, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than in the United States. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our International segment.

Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the United States and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations, also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.

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

Failure to attract and retain qualified associates, changes in laws and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations in the United States and abroad depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, if our costs of labor or related costs increase significantly or if new or revised labor laws, rules or regulations are adopted, our financial performance could be affected adversely.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Walmart U.S. segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores and hypermarts, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks, Store Within a Store and Store of the Community, have allowed us to compete successfully against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business” above for additional discussion of our competitive situation in our various operating segments.

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

We currently conduct operations in Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, and the United Kingdom, as well as through joint venture agreements in China and India and our other controlled subsidiaries in China. During fiscal 2009, our International operations generated 24.6% of our net sales. As a result of a recent acquisition of operations and our expansion activities in foreign countries, we expect that our International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, both of the United States and of the other countries in which we operate, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.  Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could adversely affect our financial performance.

Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our International operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Natural disasters and geo-political events could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, other weather conditions, such as major winter storms, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located or terrorist attacks, both internationally and domestically, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores.  These factors could otherwise disrupt and adversely affect our operations and financial performance.

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

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws.  In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 4, 2004, the U.S. district court hearing this case issued an order granting in part and denying in part the plaintiffs’ motion for class certification, which we have appealed. On February 6, 2007, a divided three-judge panel of the United States Court of Appeals for the Ninth Circuit upheld the district court’s ruling. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the Court of Appeals. On November 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. The court of appeals heard oral argument on the Petition on March 24, 2009. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 8 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

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

Although we have independent, redundant and physically separate primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our computer systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our computer systems and processes we may fail to realize the cost savings anticipated to be derived from these initiatives.

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

The number of discount stores, supercenters, Neighborhood Markets and Sam’s Clubs located in each state in the United States and the number of units located in each of the countries in which we operate at January 31, 2009 are disclosed in our Annual Report to Shareholders under the caption “Fiscal 2009 End-of-Year Store Count” and are incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2009, in the United States, we owned 3,100 of the buildings in which discount stores, supercenters and Neighborhood Markets operated and 483 of the buildings in which our Sam’s Clubs operated. Land on which our stores are located is either owned or leased by the Company. In the United States, we lease the remaining buildings in which our stores and clubs operate from either commercial property developers pursuant to capital or operating lease arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for annual rentals, some of which escalate during the original lease term. In some cases, the leases provide for additional rent based on sales volume. Substantially all of the Company’s store leases have renewal options, some of which include escalation clauses causing an increase in rents.

We use independent contractors to construct our buildings.

Our 121 Walmart U.S. and 26 Sam’s Club distribution centers are located strategically throughout the continental United States. Of these 147 distribution facilities, we owned and operated 114 distribution facilities and third parties owned and operated the remaining 33 distribution facilities.

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

International. We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of January 31, 2009, we owned 23 properties in Argentina, 143 properties in Brazil, 118 properties in Canada, 94 properties in Chile, 63 properties in Costa Rica, 8 properties in El Salvador, 14 properties in Guatemala, 7 properties in Honduras, 52 properties in Japan, 492 properties in Mexico, 21 properties in Nicaragua, 11 properties in Puerto Rico and 232 properties in the United Kingdom in which operating units are located, with the remaining units in each such country and the properties in which the operating units are located in China being leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. Our International operations are supported by 146 distribution facilities as of January 31, 2009.  Of these 146 distribution facilities, we owned and operated 34 and leased and operated 34. Third parties owned and operated the remaining 78 distribution facilities.

For further information on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Note 8 to our Consolidated Financial Statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought, as well as, the pending settlement of 63 of the wage-and-hour class actions pending against us identified below. Our Consolidated Financial Statements and the notes thereto are included in our Annual Report to Shareholders. Portions of our Annual Report to Shareholders are an exhibit to this Annual Report on Form 10-K, and are incorporated herein by reference. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage-and-Hour Class Actions Included in Settlement Agreements: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Faverty v. WM, Ct. of Common Pleas, Summit County, OH, 8/02/02; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, USDC, Dist. of DE, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; Jackson (f/k/a Scott) v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, USDC, Dist. of SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, USDC, Dist. of AK, 4/7/05; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

Wage-and-Hour Class Actions Not Included in Settlement Agreements: Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01; Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 and 8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Moore v. WM, USDC, Dist. of OR, 12/7/05; Rubin v. WM, USDC, Northern Dist. of CA, 9/5/08; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04.

Braun Wage-and-Hour Class Action:  Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleges that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The EPA has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The Company has submitted a response to the Notice of Violation and is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended January 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years.
Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Vice Chairman, Wal-Mart Stores, Inc., responsible for the Walmart U.S. Division. From September 2005 to November 2008, he served as Executive Vice President and President and Chief Executive Officer, Walmart U.S. Division. From February 2005 to September 2005, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. Division. From December 2002 to February 2005, he served as President and Chief Executive Officer of Wal-Mart de Mexico.	2008	54

M. Susan Chambers	Executive Vice President, People Division. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration. From January 2002 to December 2003, she served as Senior Vice President, Insurance and Benefits Administration.	2006	51

Leslie A. Dach	Executive Vice President, Corporate Affairs and Government Relations. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	54

Michael T. Duke	President and Chief Executive Officer. From September 2005 to January 2009, he served as Vice Chairman, Wal-Mart Stores, Inc., responsible for the International Division. From April 2003 to September 2005, he served as Executive Vice President, President and Chief Executive Officer, Walmart U.S. Division. From July 2000 to April 2003, he served as Executive Vice President, Administration.	2009	59

Rollin L. Ford	Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2006	46

Thomas D. Hyde	Executive Vice President, Legal, Ethics and Corporate Secretary. From June 2003 to June 2005, he served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2003, he served as Executive Vice President and Senior General Counsel.	2005	60

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, International Division. From 2005 to 2009, he served as Executive Vice President, President and Chief Executive Officer, Sam’s Club Division. From August 2002 to August 2005, he served as Executive Vice President, Merchandising and Replenishment, Sam’s Club Division.	2009	42

Thomas M. Schoewe	Executive Vice President and Chief Financial Officer.	2000	56

H. Lee Scott, Jr.	Chairman of the Executive Committee of the Board of Directors. From January 2000 to January 2009, he served as President and Chief Executive Officer.	2009	60

S. Robson Walton	Chairman of the Board of Directors.	1992	64

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller. Prior to September 2005, he served as Vice President and Controller at Southwest Airlines Co. since 2001.	2007	49

New President and Chief Executive Officer of Sam’s Club. On March 9, 2009, the Company appointed Brian C. Cornell, age 50, as Executive Vice President, President and Chief Executive Officer of the Company’s Sam’s Club Division, effective as of April 3, 2009. Since June 2007, Mr. Cornell has served as Chief Executive Officer of Michaels Stores, Inc., an arts and crafts specialty retailer and will serve in that capacity until April 2, 2009. He was Executive Vice President and Chief Marketing Officer of Safeway Inc., a food and drug retailer, from April 2004 until June 2007. Prior to joining Safeway, he held senior management positions with PepsiCo, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Market price of common stock,” “Listing” and “Dividends paid per share” in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

Our common stock is principally traded in the United States on the New York Stock Exchange. At March 27, 2009, the latest practicable date, there were 298,263 common stock shareholders of record.

From time to time, we have repurchased shares of our common stock under a $10.0 billion share repurchase program authorized by our Board of Directors in September 2004.

On May 31, 2007, the Board of Directors replaced the $10.0 billion share repurchase program, which had $3.3 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program announced on June 1, 2007. Under the new share repurchase program, there is no expiration date or other restriction limiting the period over which we can make our share repurchases under the new program, which will expire only when and if we have repurchased $15.0 billion of our shares under the program. Under the new program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. At January 31, 2009, approximately $5.0 billion remained of the $15.0 billion authorization. As a result of the economic environment and instability of the credit markets, we temporarily suspended our share repurchase program in October 2008. We reinstituted our share repurchase program in February 2009 and will continue to monitor market conditions in connection with our program.

There was no share repurchase activity for the fourth quarter of fiscal 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to all information under the caption “Five-Year Financial Summary” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to all information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to all information under the sub-caption “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the Company’s directors, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled “Information About the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2009 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2008 Annual Shareholders’ Meeting as previously filed with the SEC.

The information regarding our Audit Committee, including our audit committee financial expert and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to the information under the captions “Information About the Board—Board Committees,” “Corporate Governance—Audit Committee Financial Experts” and “Corporate Governance—Code of Ethics for the CEO and Senior Financial Officers”  included in our Proxy Statement. “Item 1. Business,” above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to all information under the captions “Executive Compensation” and “Information About the Board – Compensation of the Directors” and under the sub-captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” that appear under the caption “Corporate Governance” included in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to all information under the sub-captions “Holdings of Major Shareholders” and “Holdings of Officers and Directors” that appear under the caption “Stock Ownership” and all information that appears under the caption “Equity Compensation Plan Information” included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to all information under the caption “Related-Party Transactions”, under the caption "Corporate Governance - Transaction Review Policy" and under the caption “Information About the Board—Director Independence” included in our Proxy Statement.

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

4(j)
First Supplemental Indenture, dated December 1, 2006, between Wal-Mart Stores, Inc. and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between Wal-Mart Stores, Inc. and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569).

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

+10(v)
Separation Agreement between Wal-Mart Stores, Inc and John B. Menzer, dated January 21, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 25, 2008.

+10(w)
Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective January 1, 2005 (except as otherwise provided therein) is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(x)
Agreement between Wal-Mart Stores, Inc. and H. Lee Scott, Jr., dated November 20, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 21, 2008.

*12	Statement re computation of ratios.

*13
Portions of our Annual Report to Shareholders for the fiscal year ending January 31, 2009. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2009 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certification.

**32.2	Chief Financial Officer Section 906 Certification.

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: April 1, 2009	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 1, 2009	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: April 1, 2009	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: April 1, 2009	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 1, 2009	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 1, 2009	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: April 1, 2009	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: April 1, 2009	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: April 1, 2009	By	/s/ James I. Cash, Jr.
James I. Cash, Jr.
Director

Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2009

DATE: April 1, 2009	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: April 1, 2009	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: April 1, 2009	By	/s/ David D. Glass
David D. Glass
Director

DATE: April 1, 2009	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: April 1, 2009	By	/s/ Allen I. Questrom
Allen I. Questrom
Director

DATE: April 1, 2009	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Chairman of the Executive Committee of the Board and Director

DATE: April 1, 2009	By	/s/ Arne M. Sorenson
Arne M. Sorenson
Director

DATE: April 1, 2009	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: April 1, 2009	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: April 1, 2009	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2009