Form 10-Q
period 2009-04-30
WAL MART STORES INC
filed 2009-06-05
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check One:

Large Accelerated Filer   ☒                                                     Accelerated Filer  ¨                           Non-Accelerated Filer   ☐                                           Smaller Reporting Company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.10 Par Value – 3,896,617,746 shares as of June 3, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WAL-MART STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in millions except per share data)

	Three Months Ended
	April 30,
	2009	2008
Revenues:
Net sales	$93,471	$94,042
Membership and other income	771	898
	94,242	94,940

Costs and expenses:
Cost of sales	70,388	71,372
Operating, selling, general and administrative expenses	18,637	18,251
Operating income	5,217	5,317

Interest:
Debt	448	488
Capital leases	70	72
Interest income	(51)	(64)
Interest, net	467	496

Income from continuing operations before income taxes	4,750	4,821

Provision for income taxes	1,603	1,670
Income from continuing operations	3,147	3,151
Loss from discontinued operations, net of tax	(8)	(7)
Consolidated net income	3,139	3,144
Less consolidated net income attributable to noncontrolling interest	(117)	(122)
Consolidated net income attributable to Wal-Mart	$3,022	$3,022

Basic net income per common share:
Basic income per share from continuing operations attributable to Wal-Mart	$0.77	$0.77
Basic loss per share from discontinued operations attributable to Wal-Mart	-	(0.01)
Basic net income per share attributable to Wal-Mart	$0.77	$0.76

Diluted net income per common share
Diluted income per share from continuing operations attributable to Wal-Mart	$0.77	$0.76
Diluted income per share from discontinued operations attributable to Wal-Mart	-	-
Diluted net income per share attributable to Wal-Mart	$0.77	$0.76

Weighted-average number of common shares:
Basic	3,920	3,957
Diluted	3,930	3,967

Dividends declared per common share	$1.09	$0.95

WAL-MART STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions)

	April 30,	April 30,	January 31,
	2009	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,578	$8,042	$7,275
Receivables	3,356	3,249	3,905
Inventories	34,391	35,521	34,511
Prepaid expenses and other	3,266	2,990	3,063
Current assets of discontinued operations	155	955	195
Total current assets	47,746	50,757	48,949

Property and equipment, at cost:
Property and equipment, at cost	127,472	124,256	125,820
Less accumulated depreciation	(34,145)	(29,926)	(32,964)
Property and equipment, net	93,327	94,330	92,856

Property under capital lease:
Property under capital lease	5,394	5,808	5,341
Less accumulated amortization	(2,617)	(2,680)	(2,544)
Property under capital lease, net	2,777	3,128	2,797

Goodwill	14,882	16,428	15,260
Other assets and deferred charges	3,358	2,840	3,567
Total assets	$162,090	$167,483	$163,429

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,457	$5,924	$1,506
Accounts payable	28,541	29,027	28,849
Dividends payable	3,234	3,322	-
Accrued liabilities	15,263	14,882	18,112
Accrued income taxes	1,810	1,699	677
Long-term debt due within one year	5,731	5,864	5,848
Obligations under capital leases due within one year	318	321	315
Current liabilities of discontinued operations	45	90	83
Total current liabilities	56,399	61,129	55,390

Long-term debt	32,480	32,379	31,349
Long-term obligations under capital leases	3,185	3,584	3,200
Deferred income taxes and other	5,835	5,284	6,014
Redeemable noncontrolling interest	277	-	397

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	4,048	3,628	4,313
Retained earnings	61,556	55,257	63,660
Accumulated other comprehensive (loss) income	(3,373)	4,345	(2,688)
Total Wal-Mart shareholders’ equity	62,231	63,230	65,285
Noncontrolling interest	1,683	1,877	1,794
Total equity	63,914	65,107	67,079
Total liabilities and equity	$162,090	$167,483	$163,429

WAL-MART STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)
	Three Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$3,139	$3,144
Loss from discontinued operations, net of tax	8	7
Income from continuing operations	3,147	3,151
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,700	1,628
Other	(192)	139
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	419	450
Decrease (increase) in inventories	153	(213)
Decrease in accounts payable	(315)	(1,191)
Decrease in accrued liabilities	(1,341)	(185)
Net cash provided by operating activities	3,571	3,779

Cash flows from investing activities:
Payments for property and equipment	(2,607)	(2,447)
Proceeds from disposal of property and equipment	132	126
Other investing activities	(208)	88
Net cash used in investing activities	(2,683)	(2,233)

Cash flows from financing activities:
(Decrease) increase in commercial paper, net	(266)	892
Proceeds from issuance of long-term debt	1,453	2,521
Payment of long-term debt	(63)	(361)
Dividends paid	(1,067)	(940)
Purchase of Company stock	(886)	(1,375)
Purchase of redeemable noncontrolling interest	(436)	-
Other financing activities	(238)	54
Net cash (used in) provided by financing activities	(1,503)	791

Effect of exchange rates on cash	(82)	166
Net (decrease) increase in cash and cash equivalents	(697)	2,503
Cash and cash equivalents at beginning of year (1)	7,275	5,569
Cash and cash equivalents at end of period (2)	$6,578	$8,072

(1) Includes cash and cash equivalents of discontinued operations of $77 million at January 31, 2008.

(2) Includes cash and cash equivalents of discontinued operations of $30 million at April 30, 2008.

WAL-MART STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (“Wal-Mart,” the “Company” or “we”) as of April 30, 2009 and 2008, the related Condensed Consolidated Statements of Income for the three months ended April 30, 2009 and 2008, and the related Condensed Consolidated Statements of Cash Flows for the three month periods ended April 30, 2009 and 2008, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2009, is derived from the audited financial statements at that date.

The Company’s operations in Argentina, Brazil, Chile, China, Costa Rica, El Salvador, Guatemala, Honduras, India, Japan, Mexico, Nicaragua and the United Kingdom are consolidated using a December 31 fiscal year end, generally due to statutory reporting requirements. The Company’s operations in Canada and Puerto Rico are consolidated using a January 31 fiscal year end.

In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The Condensed Consolidated Financial Statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2009. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report to Shareholders.

In connection with the Company’s finance transformation project, we adjusted the classification of certain revenue and expense items within our Condensed Consolidated Statements of Income for financial reporting purposes. The reclassifications did not impact operating income or consolidated net income attributable to Wal-Mart.  The changes are effective February 1, 2009 and have been reflected in all prior periods presented.

2 Net Income Per Common Share

Basic net income per common share attributable to Wal-Mart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Wal-Mart is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and other share-based awards.  The dilutive effect of outstanding stock options and restricted stock was 10 million shares for the three months ended April 30, 2009 and 2008.  The Company had approximately 28 million and 25 million stock options outstanding at April 30, 2009 and 2008, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

For purposes of determining net income per common share attributable to Wal-Mart, income from continuing operations attributable to Wal-Mart and the loss from discontinued operations, net of tax, are as follows:

	Three Months Ended
	April 30,
(Amounts in millions)	2009	2008
Income from continuing operations attributable to Wal-Mart	$3,030	$3,029
Loss from discontinued operations, net of tax	(8)	(7)
Consolidated net income attributable to Wal-Mart	$3,022	$3,022

In June 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-06-1"). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share".  The Company adopted FSP EITF 03-06-1 on February 1, 2009. The adoption did not have, and is not expected to have, a material impact on basic or diluted earnings per share.

3 Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At April 30, 2009 and 2008, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

4 Long-Term Debt

On March 27, 2009, the Company issued and sold £1.0 billion of 5.625% Notes Due 2034 at an issue price equal to 98.981% of the notes’ aggregate principal amount.  Interest started accruing on the notes on March 27, 2009. The Company will pay interest on the notes on March 27 and September 27 of each year, commencing on September 27, 2009. The notes will mature on March 27, 2034.  The notes are senior, unsecured obligations of Wal-Mart Stores, Inc.

5 Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and foreign exchange rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate. The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company is holding $246 million in cash collateral from these counterparties at April 30, 2009. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million.  The Company has no outstanding collateral postings and in the event of providing cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

Fair Value Instruments

The Company uses derivative financial instruments for purposes other than trading to manage its exposure to interest and foreign exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Net Investment Instruments

At April 30, 2009 and 2008, the Company is party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency.

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of April 30, 2009 and 2008. The Company also has outstanding approximately ¥437.4 billion and ¥142.1 billion of debt that is designated as a hedge of the Company’s net investment in Japan at April 30, 2009 and 2008, respectively. All changes in the fair value of these instruments are recorded in accumulated other comprehensive (loss) income, offsetting the foreign currency translation adjustment that is also recorded in accumulated other comprehensive (loss) income.

Cash Flow Instruments

The Company is party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain foreign-denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Changes in the foreign benchmark interest rate result in reclassification of amounts from accumulated other comprehensive (loss) income to earnings to offset the floating-rate interest expense. These cash flow instruments will mature on August 5, 2013.

The Company is also party to received fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of foreign-denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the foreign-denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive (loss) income to earnings to offset the re-measurement gain (loss) on the foreign-denominated debt. These cash flow instruments will mature on March 27, 2034.

Financial Statement Presentation

As of April 30, 2009, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	April 30, 2009
(Amounts in millions)	Fair Value Instruments	Cash Flow Instruments
Balance Sheet Classification:
Prepaid expenses and other	$60	$ -
Other assets and deferred charges	663	27
Total assets	$723	$27

Long-term debt due within one year	$60	$ -
Long-term debt	239	-
Deferred income taxes and other	-	14
Total liabilities	$299	$14

During the first quarter of fiscal 2010, we reclassified $34 million from accumulated other comprehensive (loss) income to earnings to offset currency translation losses on the re-measurement of foreign denominated debt.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”) and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities.  The Company adopted SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations. Effective February 1, 2009, the Company adopted SFAS 157 for its nonfinancial assets and liabilities, and it did not have a material impact to its financial condition or results of operations.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of April 30, 2009 and 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to interest rate swaps.  The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of April 30, 2009 and 2008, are as follows (asset/(liability)):

	April 30, 2009		April 30, 2008
	Notional	Fair	Notional	Fair
(Amounts in millions)	Amount	Value	Amount	Value

Receive fixed-rate, pay floating rate interest rate swaps designated as fair value hedges	$5,195	$299	$5,195	$248
Receive fixed-rate, pay fixed-rate cross-currency interest
rate swaps designated as net investment hedges (Cross-currency
notional amount: GBP 795 at 4/30/2009 and 4/30/2008)	1,250	424	1,250	(88)
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	461	(14)	-	-
Receive fixed-rate, pay fixed-rate cross-currency interest
rate swaps designated as cash flow hedges	1,445	27	-	-
Total	$8,351	$736	$6,445	$160

6 Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in five countries in Central America, and in Chile and Mexico, our joint ventures in India and China and our other controlled subsidiaries in China.  The Company identifies segments in accordance with the criteria set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  As a result, we define our segments as those business units whose operating results our chief operating decision maker regularly reviews to analyze performance and allocate resources.

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

The Company measures the profit of its segments as “segment operating income,” which is defined as operating income for each operating segment and excludes unallocated corporate overhead.  From time to time, we revise the measurement of each segment’s operating income as changes in business needs dictate. When we do, we restate all periods presented for comparative purposes.

Net sales by operating segment were as follows:

	Three Months Ended
	April 30,
(Amounts in millions)	2009	2008
Net Sales:
Walmart U.S.	$61,244	$58,991
International	21,263	23,927
Sam's Club	10,964	11,124
Total Company	$93,471	$94,042

Segment operating income was as follows:

	Three Months Ended
	April 30,
(Amounts in millions)	2009	2008
Operating Income:
Walmart U.S.	$4,464	$4,320
International	880	1,050
Sam's Club	393	393
Other	(520)	(446)
Operating income	$5,217	$5,317
Interest expense, net	(467)	(496)
Income from continuing operations before income taxes	$4,750	$4,821

Goodwill is recorded on the Condensed Consolidated Balance Sheets for the operating segments as follows:

	April 30,	April 30,	January 31,
(Amounts in millions)	2009	2008	2009
International	$14,577	$16,123	$14,955
Sam’s Club	305	305	305
Total goodwill	$14,882	$16,428	$15,260

The decrease in the International segment's goodwill since January 31, 2009, primarily resulted from strengthening of the U.S. dollar against all major currencies except the Canadian dollar.

7 Comprehensive Income (Loss)

Comprehensive income (loss) is consolidated net income plus certain other items that are recorded directly to total equity. Amounts included in accumulated other comprehensive (loss) income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. Comprehensive income was $2.4 billion and $3.6 billion for the three months ended April 30, 2009 and 2008, respectively, of which approximately $100 million related to the noncontrolling interest for both periods. The following table provides further detail regarding changes in the composition of accumulated other comprehensive loss during the first quarter of fiscal 2010:

(Amounts in millions)	Currency Translation	Derivative Instruments	Minimum Pension Liability	Total

Balance at January 31, 2009	$(2,396)	$(17)	$(275)	$(2,688)
Foreign currency translation adjustment	(671)			(671)
Change in fair value of hedge instruments		(14)		(14)
Balance at April 30, 2009	$(3,067)	$(31)	$(275)	$(3,373)

The currency translation amount includes a net translation gain of $1.5 billion and $1.2 billion at April 30, 2009 and January 31, 2009, respectively, related to net investment hedges of our operations in the United Kingdom and Japan.

8 Common Stock Dividends

On March 5, 2009, the Company’s Board of Directors approved an increase in annual dividends for fiscal 2010 to $1.09 per share, an increase of 15% over the dividends paid in fiscal 2009. The annual dividend will be paid in four quarterly installments on April 6, 2009, June 1, 2009, September 8, 2009, and January 4, 2010 to holders of record on March 13, May 15, August 14 and December 11, 2009, respectively.

9 Income and Other Taxes

The Company's effective tax rate was 33.7% for the three months ended April 30, 2009, compared to 34.2% for fiscal 2009.  The mix of income between domestic and international operations, together with the recent changes in currency exchange rates are the main reasons for this change.  The Company expects the fiscal 2010 annual effective tax rate to be approximately 34-35%.  Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters and the composition of taxable income between domestic and international operations.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the normal course of its business the Company provides for uncertain tax positions, and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the first quarter of fiscal 2010, unrecognized tax benefits related to continuing operations decreased by $51 million and accrued interest increased by $23 million.  As of April 30, 2009, the Company’s unrecognized tax benefits related to continuing operations were $966 million, of which $551 million would, if recognized, affect the Company’s effective tax rate.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $340 million to $490 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance.  The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate.

Additionally, at January 31, 2008 the Company had unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations.  Of this, $63 million was recognized in discontinued operations during the second quarter of fiscal year 2009 following the resolution of a gain determination on a discontinued operation that was sold in fiscal year 2004.  The balance of $1.7 billion at April 30, 2009 relates to a worthless stock deduction which the Company has claimed for the disposition of its German operations in fiscal year 2007. The Company believes it is reasonably possible this matter will be resolved within the next twelve months.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs.  At April 30, 2009, before any tax benefits, the Company had $285 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal year 2008, with fiscal years 2004 through 2008 remaining open for a limited number of U.S. income tax issues.  Non-U.S. income taxes are subject to income tax examination for the tax years 2002 through 2008, and state and local income taxes are open for the fiscal years 2004 through 2007 generally and for the fiscal years 1997 through 2003 for a limited number of issues.

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

10 Legal Proceedings

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

Wage-and-Hour Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced or encouraged them to work “off the clock,” failed to provide rest breaks or meal periods, or otherwise failed to pay them correctly. The complaints generally seek unspecified monetary damages, injunctive relief, or both. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except where the lawsuit has been settled as noted above or as otherwise noted below.

On December 23, 2008, the Company and the attorneys for the plaintiffs in 63 of the wage-and-hour class actions described above announced that they had entered into a series of settlement agreements in connection with those matters. Each of the settlements is subject to approval by the court in which the matter is pending. The total amount to be paid by the Company under the settlement agreements will depend on whether such approvals are granted, as well as on the number and amount of claims that are submitted by class members in each matter. If all of the agreements are approved by the courts, the total to be paid by the Company under the settlement agreements will be at least $352 million, but no more than $640 million, depending on the number and amount of claims. The Company may also incur additional administrative expenses and other costs in the process of concluding the settlements.

One of the remaining wage-and-hour lawsuits is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. A trial on the plaintiffs’ claims for monetary damages concluded on December 22, 2005. The jury returned a verdict of approximately $57 million in statutory penalties and $115 million in punitive damages. In June 2006, the judge entered an order allowing some, but not all, of the injunctive relief sought by the plaintiffs. On December 27, 2006, the judge entered an order awarding the plaintiffs an additional amount of approximately $26 million in costs and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on January 31, 2007, the Company filed its Notice of Appeal. On November 19, 2008, the court of appeals issued an Order staying further proceedings in the Savaglio appeal pending the decision of the California Supreme Court in a case involving similar issues, entitled Brinker v. Superior Court.

In another of the remaining wage-and-hour lawsuits, Braun/Hummel v. Wal-Mart Stores, Inc., a trial was commenced in September 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal.

In another wage-and-hour lawsuit, Braun v. Wal-Mart Stores, Inc., the Company agreed in October 2008 to settle the case by paying up to approximately $54 million, part of which is to be paid to the State of Minnesota and part to the class members and their counsel. On January 14, 2009, the trial court entered an Order granting preliminary approval of the settlement and directing that notices be mailed to class members. The exact amount that will be paid by the Company depends on the number and amount of claims that are submitted by class members in response to the notices.

Exempt Status Cases: The Company is currently a defendant in four cases in which the plaintiffs seek class certification of various groups of salaried managers and challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification was denied by the trial court on May 5, 2006. On April 25, 2008, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s ruling in part and reversed it in part, and remanded the case for further proceedings. On May 16, 2008, the Company filed a petition seeking review of that ruling by a larger panel of the court. On October 10, 2008, the court entered an Order staying all proceedings in the Sepulveda appeal pending the final disposition of the appeal in Dukes v. Wal-Mart Stores, Inc., discussed below. Class certification has not been addressed in the other cases. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Gender Discrimination Cases: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs.

The Company believes that the district court’s ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. The court heard oral argument on the Petition on March 24, 2009. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal from the district court’s certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

The Company is a defendant in a lawsuit that was filed by the Equal Employment Opportunity Commission (“EEOC”) on August 24, 2001, in the United States District Court for the Eastern District of Kentucky on behalf of Janice Smith and all other females who made application or transfer requests at the London, Kentucky, distribution center from 1998 to the present, and who were not hired or transferred into the warehouse positions for which they applied. The complaint alleges that the Company based hiring decisions on gender in violation of Title VII of the 1964 Civil Rights Act as amended. The EEOC can maintain this action as a class without certification. The EEOC seeks back pay and front pay for those females not selected for hire or transfer during the relevant time period, plus compensatory and punitive damages and injunctive relief. The EEOC has asserted that the hiring practices in question resulted in a shortfall of 245 positions. The claims for compensatory and punitive damages are capped by statute at $300,000 per shortfall position. The amounts of back pay and front pay that are being sought have not been specified. The case has been set for trial on March 1, 2010.

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

11 Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141, "Business Combinations," but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 1, 2008; early adoption is not permitted. The Company adopted this statement as of February 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that noncontrolling (i.e., minority) interests in subsidiaries be reported in the equity section of the Company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement and establishes guidelines for accounting for changes in ownership percentages and for de-consolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The Company adopted the presentation and disclosure requirements of SFAS 160 retrospectively and adopted all other provisions of SFAS 160 prospectively on February 1, 2009. Accordingly, “attributable to Wal-Mart” refers to operating results exclusive of any noncontrolling interest.

The Company also adopted Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities (“EITF D-98”), in conjunction with its adoption of FAS 160.  This standard is applicable for all noncontrolling interests where the Company is or may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder under a put option or other contractual redemption requirement.  Because the Company has certain redeemable noncontrolling interests, noncontrolling interests are presented in both the equity section and the mezzanine section of the balance sheet between liabilities and equity.

In March 2009, the Company paid $436 million to acquire a portion of the redeemable noncontrolling interest in Distribución y Servicio D&S S.A. (“D&S”) through a second tender offer as required by the Chilean securities laws.  This transaction resulted in a $148 million acquisition of the redeemable noncontrolling interest and the remaining $288 million is reflected as a reduction of Wal-Mart shareholders’ equity. Additionally, the former D&S controlling shareholders still hold a put option that is exercisable beginning in January 2011 through January 2016. During the exercise period, the put option allows each former controlling shareholder the right to require the Company to purchase up to all of their shares of D&S (approximately 25.1%) owned at fair market value at the time of an exercise, if any.

12 Discontinued Operations

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

During the third quarter of fiscal 2009, the Company initiated a restructuring program under which the Company’s Japanese subsidiary, The Seiyu Ltd., has closed or will close approximately 23 stores and dispose of certain excess properties.  This restructuring will involve incurring costs associated with lease termination obligations, asset impairment charges and employee separation benefits.  The costs associated with this restructuring are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented.  The cash flows and accrued liabilities related to this restructuring were insignificant for all periods presented.  The Company recognized approximately $8 million, after tax, in operating losses as discontinued operations during the first quarter of fiscal 2010.  Additional costs will be recorded in future periods for lease termination obligations and employee separation benefits and are not expected to be material.

13 Subsequent Event

           On May 21, 2009, the Company issued and sold $1.0 billion of 3.20% Notes Due 2014 at an issue price equal to 99.987% of the notes’ aggregate principal amount.  Interest started accruing on the notes on May 21, 2009. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009. The notes will mature on May 15, 2014.  The notes are senior, unsecured obligations of Wal-Mart Stores, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2009, and the period then ended and the accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2009, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2009, and incorporated by reference in and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. Segment operating income is defined as operating income for each operating segment and excludes unallocated corporate overhead.   From time to time, we revise the measurement of each segment’s operating income as changes in business needs dictate. When we do, we restate all periods presented for comparative purposes.

Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year.  Our comparable store sales are measured in this report on a calendar basis in relation with our fiscal calendar.  Comparable store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

In connection with the Company’s finance transformation project, we adjusted the classification of certain revenue and expense items within our income statement for financial reporting purposes. The changes, which are effective February 1, 2009, did not impact operating income or consolidated net income attributable to Wal-Mart and had a minimal impact on our comparable store sales.

Company Performance Metrics

Management uses a number of metrics to assess the Company’s performance including:

•	Total sales;

•	Comparable store sales;

•	Operating income;

•	Diluted net income per common share from continuing operations attributable to Wal-Mart;

•	Return on investment; and

•	Free cash flow.

Total Sales

	Three Months Ended April 30,
		Percent	Percent		Percent	Percent
(Amounts in millions)	2009	of Total	Change	2008	of Total	Change
Net Sales:
Walmart U.S.	$61,244	65.6%	3.8%	$58,991	62.8%	6.7%
International	21,263	22.7%	-11.1%	23,927	25.4%	22.0%
Sam's Club	10,964	11.7%	-1.4%	11,124	11.8%	7.9%
Total Net Sales	$93,471	100.0%	-0.6%	$94,042	100.0%	10.4%

Our total net sales decreased by 0.6% for the first quarter of fiscal 2010 and increased by 10.4% for the first quarter of fiscal 2009. The first quarter of fiscal 2010 decrease primarily resulted from changes in currency exchange rates and one extra selling day in the first quarter of fiscal 2009 due to leap year.  For the three months ended April 30, 2009, changes in currency exchange rates had an unfavorable impact of $4.8 billion on the International segment’s net sales, causing a decrease in the International segment’s net sales as a percentage of total Company net sales.  For the three months ended April 30, 2008, changes in currency exchange rates had a favorable impact of $1.3 billion on the International segment’s net sales. Although movements in currency exchange rates cannot reasonably be predicted, volatility in currency exchange rates, when compared to prior periods, may continue to impact the International segment’s reported net sales in the foreseeable future.

Comparable Store Sales

	Three Months Ended April 30,
	2009	2008

Walmart U.S.	1.6%	2.8%
Sam's Club (1)	-2.2%	6.7%
Total U.S. (2)	0.9%	3.4%

(1) Sam's Club comparable club sales include fuel. Fuel sales had a negative impact of 4.5 percentage points for the three months ending April 30, 2009 and a positive impact of 2.8 percentage points for the three months ended April 30, 2008.

(2) Fuel sales had a negative impact of 0.7 percentage points for the three months ended April 30, 2009 and a positive impact of 0.5 percentage points for the three months ended April 30, 2008.

Comparable store sales in the United States, including fuel sales, increased 0.9% for the first quarter of fiscal 2010 compared to 3.4% for the first quarter of fiscal 2009. Comparable store sales in fiscal 2010 were lower than fiscal 2009 primarily due to one extra selling day in the first quarter of fiscal 2009 due to leap year.

Operating Income

	Three Months Ended April 30,
		Percent	Percent		Percent	Percent
(Amounts in millions)	2009	of Total	Change	2008	of Total	Change
Operating Income:
Walmart U.S.	$4,464	85.6%	3.3%	$4,320	81.3%	9.3%
International	880	16.9%	-16.2%	1,050	19.7%	19.2%
Sam's Club	393	7.5%	0.0%	393	7.4%	4.8%
Other	(520)	-10.0%	16.6%	(446)	-8.4%	-16.8%
	$5,217	100.0%	-1.9%	$5,317	100.0%	10.1%

Operating income growth compared to net sales growth is a meaningful metric to share with investors because it indicates how effectively we manage costs and leverage expenses. Our objective is to grow operating income faster than net sales. Our operating income decreased 1.9% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, and net sales decreased by 0.6% over the same period. While the Sam’s Club segment met this objective due to deflation in fuel prices, the Walmart U.S. and International segments did not.  The Walmart U.S. segment did not meet this objective due to increased expenses relating to health benefit costs. The International segment fell short of this objective primarily due to increased operating expenses associated with the recent acquisition in Chile and closing our Sam’s Club operations in Canada.

Diluted Net Income per Share from Continuing Operations Attributable to Wal-Mart

	Three Months Ended
	April 30,
	2009	2008
Diluted net income per share from continuing operations attributable to Wal-Mart	$0.77	$0.76

Diluted net income per share from continuing operations attributable to Wal-Mart increased 1.3% for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

Return on Investment

 Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Wal-Mart is employing its assets. ROI was 18.7% and 19.1% for the trailing twelve months ended April 30, 2009 and 2008, respectively. The decrease in ROI resulted from our investment in Chile and the accrual for our settlement of 63 wage and hour class action lawsuits in January 2009.

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

ROI is considered a non-GAAP financial measure under the SEC’s rules. We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles (“GAAP”) that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is income from continuing operations attributable to Wal-Mart for the fiscal year or the trailing twelve months divided by average of total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and add interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by another company to calculate its ROI before comparing our ROI to that of such other company.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended April 30,
(Amounts in millions)	2009	2008

CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income (1)	$22,698	$22,441
+ Interest income (1)	271	290
+ Depreciation and amortization (1)	6,811	6,463
+ Rent (1)	1,749	1,667
= Adjusted operating income	$31,529	$30,861

Denominator

Average total assets of continuing operations (2)	$164,232	$160,535
+ Average accumulated depreciation and amortization (2)	34,684	30,258
- Average accounts payable (2)	28,784	28,284
- Average accrued liabilities (2)	15,073	14,118
+ Rent * 8	13,992	13,336
= Invested capital	$169,051	$161,727

Return on investment (ROI)	18.7%	19.1%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations attributable to Wal-Mart(1)	$13,749	$13,514

Denominator

Average total assets of continuing operations (2)	$164,232	$160,535

Return on assets (ROA)	8.4%	8.4%

Certain Balance Sheet Data	As of April 30,
	2009	2008	2007

Total assets of continuing operations (1)	$161,935	$166,528	$154,542
Accumulated depreciation and amortization	36,762	32,606	27,910
Accounts payable	28,541	29,027	27,541
Accrued liabilities	15,263	14,882	13,353

(1)
Based on continuing operations only and therefore excludes the impact of Gazeley Limited, a United Kingdom property development subsidiary, which was sold in the second quarter of fiscal 2009, and the closure of 23 stores and divesture of other properties of The Seiyu, Ltd. in Japan pursuant to restructuring program adopted during the third quarter of fiscal 2009.  All of these activities have been disclosed as discontinued operations.  Total assets as of April 30, 2009, 2008 and 2007 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $155, $955 and $880, respectively.

(2)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

 We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated positive free cash flow of $964 million for the three months ended April 30, 2009, compared to $1.3 billion for the comparative period in the prior year. The decline in our free cash flow is the result of increased capital spending coupled with the timing effect of the payments in our U.S. associate payroll cycle.

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that free cash flow is an important financial measure for use in evaluating the Company’s financial performance, which measures our ability to generate additional cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for, income from continuing operations as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statement of cash flows.

Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by another company to calculate its free cash flow before comparing our free cash flow to that of such other company.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended April 30,
	2009	2008
(Amounts in millions)
Net cash provided by operating activities	$3,571	$3,779
Payments for property and equipment	(2,607)	(2,447)
Free cash flow	$964	$1,332

Net cash used in investing activities	$(2,683)	$(2,233)

Net cash (used in) provided by financing activities	$(1,503)	$791

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended April 30, 2009

Our total net sales decreased by 0.6% for the first quarter of fiscal 2010 and increased by 10.4% for the first quarter of fiscal 2009.  The decrease in fiscal 2010 resulted from changes in currency exchange rates and one extra selling day in the first quarter in fiscal 2009 due to leap year.  Currency exchange rates had a $4.8 billion unfavorable impact on the International segment’s net sales for the first quarter of fiscal 2010 which contributed to the decrease in the International segment’s net sales as a percentage of total Company net sales. Currency exchange rates had a $1.3 billion favorable impact on the International segment’s net sales for the first quarter of fiscal 2009.

Our gross profit margin increased from 24.1% for the first quarter of fiscal 2009 to 24.7% in the first quarter of fiscal 2010.  This increase is primarily due to more effective merchandising and strong inventory management in the Walmart U.S. segment.  Gross profit margin was also positively impacted by a change in sales mix in the Sam’s Club segment driven by strong sales in higher margin categories and a decrease in lower margin fuel sales.

Operating, selling, general and administrative expenses (“operating expenses”), as a percentage of net sales, increased 0.5 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Operating expenses as a percentage of net sales increased in the first quarter of fiscal 2010 primarily due to higher health benefit costs in the U.S. businesses, as well as changes in currency exchange rates.

Corporate expenses have increased primarily due to our long-term transformation projects to enhance our information systems for merchandising, finance and human resources. We expect these increased expenses from the transformation projects to continue for the foreseeable future.

Membership and other income, as a percentage of net sales, which includes a variety of income categories such as Sam’s Club membership income and tenant lease income, decreased 0.2 percentage points due to a decline in several miscellaneous income categories compared to the first quarter of fiscal 2009.

Interest, net, for the first quarter of fiscal 2010 decreased by 5.8% compared to the first quarter of fiscal 2009 due to lower short-term borrowing levels.

Our effective income tax rate from continuing operations decreased from 34.6% for the first quarter of fiscal 2009 to 33.7% for the first quarter of fiscal 2010 due to the mix of income between domestic and international operations, as well as the recent fluctuations in currency exchange rates.

Walmart U.S. Segment

Three Months Ended April 30, 2009
(Amounts in millions)

		Segment net		Segment operating	Segment operating
		sales increase		income increase	income as a
		from prior	Segment	from prior fiscal	percentage
Three months ended	Segment	fiscal year	operating	year first	of segment
April 30,	net sales	first quarter	income	quarter	net sales
2009	$61,244	3.8%	$4,464	3.3%	7.3%
2008	58,991	6.7%	4,320	9.3%	7.3%

Net sales for the Walmart U.S. segment increased 3.8% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase resulted from our continued expansion activities, strength in the grocery and health and wellness categories and a comparable store sales increase of 1.6%. Comparable store sales for the first quarter of fiscal 2010 increased primarily due to an increase in customer traffic in our comparable stores.

Gross profit margin increased 0.5 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to higher initial margins and lower inventory shrinkage.

Operating expenses as a percentage of segment net sales increased 0.4 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to higher health benefit costs.

         Other income as a percentage of segment net sales for the first quarter of fiscal 2010 decreased 0.1 percentage points due to a decline in several miscellaneous income categories compared to the first quarter of fiscal 2009.

International Segment

At April 30, 2009, our International segment was comprised of wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China.

Three Months Ended April 30, 2009
(Amounts in millions)

		Segment net sales		Segment operating	Segment operating
		decrease/increase		income	income as a
		from prior	Segment	decrease/increase	percentage
Three months ended	Segment	fiscal year	operating	from prior fiscal	of segment
April 30,	net sales	first quarter	income	year first quarter	net sales
2009	$21,263	-11.1%	$880	-16.2%	4.1%
2008	23,927	22.0%	1,050	19.2%	4.4%

Net sales for the International segment decreased 11.1% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease resulted from the negative $4.8 billion impact of the strengthening of the U.S. dollar. This negative impact was offset by increased sales from comparable units as well as acquisitions and new store growth.

Gross profit margin for the first quarter of fiscal 2010 was consistent with the first quarter of 2009.

Operating expenses as a percentage of segment net sales increased 0.4 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to expenses from the closure of Sam’s Clubs in Canada and the impact of the acquisition of Distribución y Servicio D&S S.A. (“D&S”) in Chile, partially offset by expense improvements in the United Kingdom, China and Japan.

Other income as a percentage of segment net sales increased 0.1 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily as a result of the consolidation of D&S.

Operating income as a percentage of segment net sales decreased 0.3 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to the increase in operating expenses.

Sam’s Club Segment

Three Months Ended April 30, 2009
(Amounts in millions)

		Segment net sales		Segment operating	Segment operating
		decrease/increase		income increase	income as a
		from prior	Segment	from prior fiscal	percentage
Three months ended	Segment	fiscal year	operating	year first	of segment
April 30,	net sales	first quarter	income	quarter	net sales
2009	$10,964	-1.4%	$393	0.0%	3.6%
2008	11,124	7.9%	393	4.8%	3.5%

Net sales for the Sam’s Club segment decreased 1.4% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease resulted from a comparable store sales decrease of 2.2% which was driven primarily by lower fuel sales. Comparable club sales in the first quarter of fiscal 2010 were negatively impacted by 4.5 percentage points due to the decline in fuel sales.

Gross profit margin increased 1.1 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to a change in the merchandise sales mix driven by strong sales in fresh food and consumable categories and a decrease in lower margin fuel sales.

Operating expenses as a percentage of segment net sales increased 0.9 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to the impact of declining fuel prices on total sales as well as increased health benefit and utility costs.

Membership and other income, as a percentage of segment net sales, which includes membership, tenant lease and a variety of other income categories, decreased 0.2 percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Membership income, which is recognized over the term of the membership, decreased slightly compared to the first quarter of fiscal 2009.

Store Counts By Segment

As of April 30, 2009 and 2008, we operated the following number of stores, clubs and various other formats globally:

	April 30, 2009	April 30, 2008
	Units	Units
Walmart U.S.	3,667	3,602
International	3,659	3,125
Sam's Club	602	593
Total	7,928	7,320

For further information regarding store counts please refer to our website www.walmartstores.com/investors.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The decrease in cash flows provided by operating activities for the three months ended April 30, 2009, was primarily attributable to the timing of payments in the U.S. associate payroll cycle. Selected cash flow data for the three month periods ended April 30, 2009 and 2008 and current assets and liabilities for the periods then ended, are as follows:
	Three Months Ended
	April 30,
(Amounts in millions)	2009	2008
Net cash provided by operating activities	$3,571	$3,779

Purchase of Company stock	(886)	(1,375)
Dividends paid	(1,067)	(940)
Proceeds from issuance of long-term debt	1,453	2,521
Payment of long-term debt	(63)	(361)
(Decrease) increase in commercial paper	(266)	892

Current assets	$47,746	$50,757
Current liabilities	56,399	61,129

Working Capital

Current liabilities exceeded current assets at April 30, 2009, by $8.7 billion, an increase of $2.3 billion from January 31, 2009, due to better inventory management. Our ratio of current assets to current liabilities was 0.8 at April 30, 2009 and 2008, and 0.9 at January 31, 2009.  We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of share repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and announced on June 1, 2007.  On June 4, 2009, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $3.4 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program, announced on June 5, 2009.  As a result, we have terminated, and will make no further share repurchases under the program announced on June 1, 2007.  As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program.  Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  We monitor the ratio of our debt to total capitalization as support for our long-term financing decisions.  At April 30, 2009 and 2008 and January 31, 2009, the ratio of our debt to total capitalization was approximately 41.0%, 43.2% and 39.3%, respectively.  For the purpose of this calculation, debt is defined as the sum of commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Wal-Mart shareholders' equity.  Our ratio of debt to our total capitalization decreased as of April 30, 2009 compared to the ratio at April 30, 2008 due to decreased commercial paper borrowing to fund business needs.

 We use the ratio of adjusted cash flow from operations to adjusted average debt for a period as a metric to review leverage. Adjusted cash flow from operations, the numerator in the calculation, is defined as net cash provided by operating activities of continuing operations plus two-thirds of operating rent expense less capitalized interest expense for the fiscal year or trailing twelve months. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases for the period. Average operating rent expense is the simple average of operating rent expense over the current and prior fiscal years or twelve month periods. We believe this metric is useful to investors as it provides them with a tool to measure our leverage. This metric was 41% for the twelve months ended April 30, 2009 and 2008. The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules. The most recognized directly comparable measure calculated in accordance with generally accepted accounting principles is the ratio of net cash flow provided by operating activities of continuing operations for the fiscal year or trailing twelve months to average debt (which excludes any effect of operating leases or capitalized interest), which was 50% for the trailing twelve months ended April 30, 2009 and 2008.

A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth below along with a reconciliation to the most comparable measurement calculated in accordance with generally accepted accounting principles.

	For the Twelve Months Ended
	April 30,
(Amounts in millions)	2009	2008
Calculation of adjusted cash flow to average debt

Numerator
Cash flows provided by operating activities	$22,939	$22,515
+ Two-thirds current period operating rent expense (1)	1,166	1,111
− Current year capitalized interest expense	86	143
Adjusted cash flow from operations	$24,019	$23,483

Denominator
Average debt (2)	$45,622	$45,136
Eight times average operating rent expense (3)	13,664	12,456
Average debt	$59,286	$57,592

Adjusted cash flow to average debt (4)	41%	41%

Calculation of cash flows from operating activities to average debt

Numerator
Net cash provided by operating activities	$22,939	$22,515

Denominator
Average debt (2)	$45,622	$45,136

Cash flows from operating activities to average debt (4)	50%	50%

Selected Financial Information
Current period operating rent expense	$1,749	$1,667
Prior period operating rent expense	1,667	1,447
Current period capitalized interest	86	143

Certain Balance Sheet Information
	As of April 30,
	2009	2008	2007
Commercial paper	$1,457	$5,924	$4,627
Long-term debt due within one year	5,731	5,864	4,212
Obligations under capital leases due within one year	318	321	246
Long-term debt	32,480	32,379	29,567
Long-term obligations under capital leases	3,185	3,584	3,548
Total debt	$43,171	$48,072	$42,200

(1)	2/3 X $1,749 for the twelve months ended April 30, 2009 and 2/3 X $1,667 for the twelve months ended April 30, 2008.
(2)	($43,171 + $48,072)/2 for the twelve months ended April 30, 2009 and ($48,072 + $42,200)/2 for the twelve months ended April 30, 2008.
(3)	8 X (($1,749+ $1,667)/2) for the twelve months ended April 30, 2009 and 8 X (($1,667 + $1,447)/2) for the twelve months ended April 30, 2008.
(4)	The calculation of the ratio as defined.

Certain Long-term Debt Transactions

On March 27, 2009, the Company issued and sold £1.0 billion of 5.625% Notes Due 2034 at an issue price equal to 98.981% of the notes’ aggregate principal amount.  Interest started accruing on the notes on March 27, 2009. The Company will pay interest on the notes on March 27 and September 27 of each year, commencing on September 27, 2009. The notes will mature on March 27, 2034.  The notes are senior, unsecured obligations of Wal-Mart Stores, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2009 are similar to those disclosed in our Form 10-K for the year ended January 31, 2009.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 14 of the Annual Report to Shareholders for the year ended January 31, 2009 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2009, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion.  In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we have had investments in certain unconsolidated entities. Because we did not control or manage those entities, our controls and procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we will begin implementing new financial systems in stages. These financial systems will be a significant component of our internal control over financial reporting as they are implemented.

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

Wage-and-Hour Class Actions Included in Settlement Agreements Announced December 23, 2008: Adcox v. WM, US Dist. Ct. (“USDC”), Southern Dist. of TX, 11/9/04; Armijo v. WM, 1st Judicial Dist. Ct., Rio Arriba County, NM, 9/18/00; Bailey v. WM, Marion County Superior Ct. IN, 8/17/00; Barnett v. WM, Superior Ct. of WA, King County, 9/10/01; Basco v. WM, USDC, Eastern Dist. of LA, 9/5/00; Bayardo v. WM, USDC, Dist. of NV, 3/19/07; Brogan v. WM, Superior Ct. of NH, Strafford County, 2/17/05; Brogan v. WM, USDC, Southern Dist. of WV, 4/3/07; Brown v. WM, 14th Judicial Circuit Ct., Rock Island, IL, 6/20/01; Brown v. WM, USDC, Eastern Dist. of NY, 4/5/07; Campbell v. WM, USDC, Dist. of NV, 9/20/06; Carter v. WM, Ct. of Common Pleas, Colleton County, SC, 7/31/02; Cole v. WM, USDC, Dist. of MT, Central Div., 1/13/06; Connatser v. WM, USDC, Western Dist. of TN, 4/4/07; Curless v. WM, USDC, Dist. of WY, 10/26/05; Deas v. WM, USDC, Eastern Dist. of VA, 4/3/06; Evans v. WM, USDC, Dist. of SC, 01/9/07; Faverty v. WM, Ct. of Common Pleas, Summit County, OH, 8/02/02; Gilles v. WM, USDC, Southern Dist. of IN, 3/31/06; Grey v. WM, USDC, Dist. of KS, 7/14/06; Gross v. WM, Circuit Ct., Laurel County, KY, 9/29/04; Hale v. WM, Circuit Ct., Jackson County, MO, 8/15/01; Hall v. WM, USDC, Dist. of NV, 8/12/05; Henderson v. WM, USDC, Dist. of NV, 12/6/06; Hicks v. WM, USDC, Eastern Dist. of TX, 4/3/07; Holcomb v. WM, State Ct. of Chatham County, GA, 3/28/00; Husidic v. WM, USDC, Southern Dist. of IA, 9/14/06; Iliadis v. WM, Superior Ct. of NJ, Middlesex County, 5/30/02; Jackson v. WM, USDC, Dist. of DE, 4/4/05; Jackson v. WM, USDC, Dist. of ID, 2/3/06; Jackson (f/k/a Scott) v. WM, Circuit Ct. of Saginaw County, MI, 9/26/01; King v. WM, USDC, Eastern Dist. of PA, 4/13/07; Kraemer v. WM, USDC, Dist. of ND, 11/15/06; Kuhlmann v. WM, Circuit Ct., Milwaukee County, WI, 8/30/01; Lerma v. WM, Dist. Ct., Cleveland County, OK, 8/31/01; Lopez v. WM, 23rd Judicial Dist. Ct. of Brazoria County, TX, 6/23/00; Luce v. WM, USDC, Dist. of SD, 5/11/05; Mathies v. WM, USDC, Dist. of OR, 3/30/07; McFarlin v. WM, USDC, Dist. of AK, 4/7/05; Montgomery v. WM, USDC, Southern Dist. of MS, 12/30/02; Mussman v. WM, IA Dist. Ct., Clinton County, 6/5/01; Nagy v. WM, Circuit Ct. of Boyd County, KY, 8/29/01; Nolan v. WM, USDC, Northern Dist. of OH, Eastern Div., 4/4/06; Olinger v. WM, USDC, Eastern Dist. of MI, 9/14/06; Parrish v. WM, Superior Ct., Chatham County, GA, 2/17/05; Pedro v. WM, USDC, Dist. of MA, 4/4/07; Penn v. WM, USDC, Eastern Dist. of LA, 9/15/06; Phelps v. WM, USDC, Southern Dist. of IL, 4/4/07; Pickett v. WM, Circuit Court, Shelby County, TN, 10/22/03; Poha v. WM, USDC, Dist. of HI, 11/1/05; Pritchett v. WM, Circuit Ct. of Jefferson County, AL, 2/17/05; Richardson v. WM, USDC, Dist. of NV, 4/4/07; Robinson v. WM, USDC, Southern Dist. of MS, 3/5/07; Sarda v. WM, Circuit Ct., Washington County, FL, 9/21/01; Smith v. WM, USDC, Western Dist. of WI, 4/2/07; Stafford v. WM, USDC, Dist. of NE, 12/8/05; Whitacre v. WM, USDC, Dist. of NV, 6/15/07; Willey v. WM, Dist. Ct. of Wyandotte County, KS, 9/21/01; Williams v. WM, USDC, Dist of UT, Central Div., 1/20/06; Williams v. WM, USDC, Western Dist. of NC, 3/23/06; Winters v. WM, Circuit Ct., Holmes County, MS, 5/28/02; Woods v. WM, USDC, Dist. of ME, 1/12/06; Works v. WM, Circuit Ct., Miller County, AR, 5/18/05.

    Wage-and-Hour Class Actions Not Included in Settlement Agreements Announced December 23, 2008: Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01 (settled 4/30/09, subject to court approval); Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02/8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Moore v. WM, USDC, Dist. of OR, 12/7/05; Rubin v. WM, USDC, Northern Dist. of CA, 9/5/08 (dismissed 2/25/09); Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01; Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04.

Braun Wage-and-Hour Class Action:  Braun v. WM, 1st Judicial Dist. Ct. Dakota County MN, 9/12/01.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Patel v. WM, USDC, Middle Dist. of AL, 5/6/08; Zinman v. WM, USDC, Northern Dist. Of CA, 05/08/09.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (“Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleges that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The U.S. EPA has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The Company has submitted a response to the Notice of Violation and is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

In December 2008, the Company received a demand from Coolbaugh Township in Monroe County, Pennsylvania, in which the Township asserted that wastewater had been discharged from the Company’s Distribution Center to the Township’s wastewater treatment plant in a noncompliant manner, and demanded reimbursement of certain related costs and the payment of a monetary penalty. On April 28, 2009, the Company and the Township reached a settlement in principle under which the Company agreed to pay $400,000 to resolve the claims. The parties are currently negotiating the terms of the settlement agreement.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and announced on June 1, 2007. Share repurchase activity under our share repurchase program was as follows during our quarter ended April 30, 2009:

			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased	May Yet Be
			as Part of	Purchased
	Total		Publicly	Under the
	Number of	Average	Announced	Plans or
	Shares	Price Paid	Plans or	Programs
Fiscal Period	Purchased	per Share	Programs	(billions)

February 1-28, 2009	2,441,852	$49.54	2,441,852	$4.9
March 1-31, 2009	8,351,305	$49.70	8,351,305	4.5
April 1-30, 2009	8,416,027	$50.40	8,416,027	4.1
Total	19,209,184		19,209,184	$4.1

    On June 4, 2009, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $3.4 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program, announced on June 5, 2009.  As a result, we have terminated, and will make no further share repurchases under the program announced on June 1, 2007.  As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program.  Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

 Item 5. Other Information

This Quarterly Report contains statements that Wal-Mart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 2 to Wal-Mart’s Condensed Consolidated Financial Statements regarding the expected effect of the adoption of the FASB Staff Position EITF 03-06-01 on the Wal-Mart’s consolidated financial statements; statements in Note 9 to those Condensed Consolidated Financial Statements as of and for the quarter ended April 30, 2009 regarding the forecasted full year tax rate for Wal-Mart’s fiscal year 2010 and the factors affecting that rate, regarding the possible effect of the resolution of certain tax audit issues in the future, including the effect on Wal-Mart’s tax rate, and regarding the possible resolution of whether, in fact, certain tax benefits will be recognized in the next twelve months; a statement in Note 10 to those Condensed Consolidated Financial Statements regarding the outcome of the settlements of certain litigation to which Wal-Mart is a party; and a statement in Note 12 to those Condensed Consolidated Financial Statements regarding how Wal-Mart will record certain amounts in the future and management’s expectation that such amounts will not be material; (2) and in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: a statement under the caption “Company Performance Metrics—Total Sales,” relating to the continuing impact of volatility in currency exchange rates on Wal-Mart’s total net sales and its International segment’s net sales; a statement under the caption “Results of Operations—Consolidated—Three Months Ended April 30, 2009” regarding management’s expectations as to continuing increased corporate expenses relating to transformation projects in the future;  and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the sale of commercial paper to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls by the sale of commercial paper and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, and management’s expectations as to obtaining additional long-term financing for other corporate purposes; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations as to the implementation of new financial systems beginning in the quarter ending July 31, 2009 and such systems being a significant component of Wal-Mart’s internal control over financial reporting as they are implemented; and (4) a statement in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program. . These statements are identified by the use of the words “anticipate,” “could impact,” “could reduce,” “expect,” “may continue,” “plan,” “will be,” “will begin” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import.  These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, the cost of the goods that Wal-Mart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Wal-Mart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Wal-Mart’s  stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Wal-Mart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Wal-Mart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks.  Wal-Mart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in in other of Wal-Mart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2009. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all of Wal-Mart’s other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. Wal-Mart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Wal-Mart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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
Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**           Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 5, 2009	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer

Date: June 5, 2009	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: June 5, 2009	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document
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
99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.