Form 10-Q
period 2009-07-31
WAL MART STORES INC
filed 2009-09-09
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2009.

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

Common Stock, $.10 Par Value – 3,856,826,597 shares as of September 4, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Net sales	$100,082	$101,546	$193,553	$195,588
Membership and other income	828	796	1,599	1,694

	100,910	102,342	195,152	197,282

Costs and expenses:
Cost of sales	75,153	77,118	145,541	148,490
Operating, selling, general and administrative expenses	19,875	19,411	38,512	37,662

Operating income	5,882	5,813	11,099	11,130

Interest:
Debt	447	450	895	938
Capital leases	68	77	138	149
Interest income	(42)	(71)	(93)	(135)

Interest, net	473	456	940	952

Income from continuing operations before income taxes	5,409	5,357	10,159	10,178
Provision for income taxes	1,853	1,826	3,456	3,496

Income from continuing operations	3,556	3,531	6,703	6,682
(Loss) income from discontinued operations, net of tax	(7)	48	(15)	41

Consolidated net income	3,549	3,579	6,688	6,723
Less consolidated net income attributable to noncontrolling interest	(107)	(130)	(224)	(252)

Consolidated net income attributable to Walmart	$3,442	$3,449	$6,464	$6,471

Basic net income per common share:
Basic income per share from continuing operations attributable to Walmart	$0.89	$0.86	$1.66	$1.63
Basic (loss) income per share from discontinued operations attributable to Walmart	(0.01)	0.01	—	0.01

Basic net income per share attributable to Walmart	$0.88	$0.87	$1.66	$1.64

Diluted net income per common share:
Diluted income per share from continuing operations attributable to Walmart	$0.88	$0.86	$1.65	$1.62
Diluted income per share from discontinued operations attributable to Walmart	—	0.01	—	0.01

Diluted net income per share attributable to Walmart	$0.88	$0.87	$1.65	$1.63

Weighted-average number of common shares:
Basic	3,891	3,945	3,905	3,951
Diluted	3,900	3,958	3,915	3,962

Dividends declared per common share	$—	$—	$1.09	$0.95

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	July 31, 2009	July 31, 2008	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,997	$6,903	$7,275
Receivables	3,684	3,221	3,905
Inventories	33,861	35,365	34,511
Prepaid expenses and other	3,336	3,311	3,063
Current assets of discontinued operations	147	974	195

Total current assets	49,025	49,774	48,949

Property and equipment, at cost:
Property and equipment, at cost	133,070	126,289	125,820
Less accumulated depreciation	(35,707)	(31,335)	(32,964)

Property and equipment, net	97,363	94,954	92,856

Property under capital lease:
Property under capital lease	5,583	5,740	5,341
Less accumulated amortization	(2,759)	(2,645)	(2,544)

Property under capital lease, net	2,824	3,095	2,797

Goodwill	16,149	16,400	15,260
Other assets and deferred charges	3,581	2,672	3,567

Total assets	$168,942	$166,895	$163,429

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper and other short-term borrowings	$1,122	$4,347	$1,506
Accounts payable	28,797	29,912	28,849
Dividends payable	2,073	1,927	—
Accrued liabilities	16,706	15,607	18,112
Accrued income taxes	1,162	555	677
Long-term debt due within one year	6,959	2,180	5,848
Obligations under capital leases due within one year	336	324	315
Current liabilities of discontinued operations	41	77	83

Total current liabilities	57,196	54,929	55,390

Long-term debt	33,579	34,168	31,349
Long-term obligations under capital leases	3,246	3,544	3,200
Deferred income taxes and other	5,773	5,386	6,014
Redeemable noncontrolling interest	326	—	397

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	4,173	3,986	4,313
Retained earnings	63,153	57,883	63,660
Accumulated other comprehensive (loss) income	(318)	4,924	(2,688)

Total Walmart shareholders’ equity	67,008	66,793	65,285

Noncontrolling interest	1,814	2,075	1,794

Total equity	68,822	68,868	67,079

Total liabilities and equity	$168,942	$166,895	$163,429

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Six Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$6,688	$6,723
Loss (gain) from discontinued operations, net of tax	15	(41)

Income from continuing operations	6,703	6,682
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,457	3,366
Other	(246)	219
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	575	578
Decrease in inventories	1,394	95
Decrease in accounts payable	(1,131)	(150)
Decrease in accrued liabilities	(857)	(626)

Net cash provided by operating activities	9,895	10,164

Cash flows from investing activities:
Payments for property and equipment	(5,744)	(5,074)
Proceeds from disposal of property and equipment	172	492
Investment in international operations, net of cash acquired	—	(74)
Other investing activities	(176)	129

Net cash used in investing activities	(5,748)	(4,527)

Cash flows from financing activities:
Decrease in commercial paper and other short-term borrowings, net	(654)	(639)
Proceeds from issuance of long-term debt	2,956	4,648
Payment of long-term debt	(95)	(4,061)
Dividends paid	(2,129)	(1,878)
Purchase of Company stock	(2,792)	(2,184)
Purchase of redeemable noncontrolling interest	(456)	—
Other financing activities	(264)	(266)

Net cash used in financing activities	(3,434)	(4,380)

Effect of exchange rates on cash	9	115

Net increase in cash and cash equivalents	722	1,372
Cash and cash equivalents at beginning of year (1)	7,275	5,569

Cash and cash equivalents at end of period (2)	$7,997	$6,941

(1)	Includes cash and cash equivalents of discontinued operations of $77 million at January 31, 2008.
(2)	Includes cash and cash equivalents of discontinued operations of $38 million at July 31, 2008.

WAL-MART STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart,” the “Company” or “we”) as of July 31, 2009 and 2008, the related Condensed Consolidated Statements of Income for the three- and six-month periods ended July 31, 2009 and 2008, and the related Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2009 and 2008, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2009, is derived from the Company’s audited Consolidated Balance Sheet at that date.

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

In connection with the Company’s finance transformation project, we reviewed and adjusted the classification of certain revenue and expense items within our Condensed Consolidated Statements of Income for financial reporting purposes. The reclassifications did not impact operating income or consolidated net income attributable to Walmart. The changes were effective February 1, 2009 and have been reflected in all prior periods presented.

2 Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and other share-based awards was 9 million and 10 million shares for the three and six months ended July 31, 2009, respectively; and 13 million and 11 million shares for the three and six months ended July 31, 2008, respectively. The Company had approximately 29 million and 1 million stock options outstanding at July 31, 2009 and 2008, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

For purposes of determining net income per common share attributable to Walmart, income from continuing operations attributable to Walmart and the (loss) gain from discontinued operations, net of tax, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2009	2008	2009	2008
Income from continuing operations attributable to Walmart	$3,449	$3,401	$6,479	$6,430
(Loss) income from discontinued operations, net of tax	(7)	48	(15)	41

Consolidated net income attributable to Walmart	$3,442	$3,449	$6,464	$6,471

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in Statement of Financial Account Standards (“SFAS”) No. 128, “Earnings per Share”. The Company adopted FSP EITF 03-06-1 on February 1, 2009. The adoption did not have, and is not expected to have, a material impact on basic or diluted earnings per share.

3 Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At July 31, 2009 and 2008, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

4 Long-Term Debt

On March 27, 2009, the Company issued and sold £1.0 billion of 5.625% Notes Due 2034 at an issue price equal to 98.981% of the notes’ aggregate principal amount. Interest started accruing on the notes on March 27, 2009. The Company will pay interest on the notes on March 27 and September 27 of each year, commencing on September 27, 2009. The notes will mature on March 27, 2034. The notes are senior, unsecured obligations of Walmart.

On May 21, 2009, the Company issued and sold $1.0 billion of 3.20% Notes Due 2014 at an issue price equal to 99.987% of the notes’ aggregate principal amount. Interest started accruing on the notes on May 21, 2009. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009. The notes will mature on May 15, 2014. The notes are senior, unsecured obligations of Walmart.

On July 27, 2009, the Company issued and sold $500 million of 6.200% Notes Due 2038 at an issue price equal to 106.001% of the notes’ aggregate principal amount. Interest started accruing on the notes on April 15, 2009. The Company will pay interest on the notes on April 15 and October 15 of each year, commencing on October 15, 2009. The notes will mature on April 15, 2038. The notes are senior, unsecured obligations of Walmart.

5 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”) and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. The Company adopted SFAS 157 on February 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations. Effective February 1, 2009, the Company adopted SFAS 157 for its nonfinancial assets and liabilities, and it did not have a material impact to its financial condition or results of operations.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of July 31, 2009 and 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of July 31, 2009 and 2008, are as follows (asset/(liability)):

	July 31, 2009		July 31, 2008
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$5,195	$261	$5,195	$209
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	212	1,250	(137)
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	461	(17)	—	—
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	1,445	231	—	—

Total	$8,351	$687	$6,445	$72

The fair values above are the estimated amounts the Company would receive or pay to terminate the agreements relating to such instruments as of the reporting dates.

On April 1, 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”). SFAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments in both annual and interim financial statements. The Company adopted SFAS 107-1 and APB 28-1 and its adoption did not have a material impact on the Condensed Consolidated Financial Statements. We determine the fair values for the following assets and liabilities accordingly:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The cost and fair value of our debt as of July 31, 2009 is as follows:

(Amounts in millions)	Cost	Fair Value
Long-term debt	$40,538	$42,207

6 Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and foreign exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate.

The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company is holding $184 million in cash collateral from these counterparties at July 31, 2009. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. The Company has no outstanding collateral postings and in the event of providing cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

        The Company uses derivative financial instruments for purposes other than trading to manage its exposure to interest and foreign exchange rates, as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Fair Value Instruments

The Company is party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges and all changes in fair value of the hedges were recorded on the balance sheet with no net impact on the income statement. These fair value instruments will mature on August 10, 2010, May 1, 2013 and June 1, 2013.

Net Investment Instruments

At July 31, 2009 and 2008, the Company is party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive (loss) income, offsetting the foreign currency translation adjustment that is also recorded in accumulated other comprehensive (loss) income.

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of July 31, 2009 and 2008. The Company also has outstanding approximately ¥437.4 billion and ¥142.1 billion of debt that is designated as a hedge of the Company’s net investment in Japan at July 31, 2009 and 2008, respectively. Any translation of foreign-denominated debt is recorded in accumulated other comprehensive (loss) income, offsetting the foreign currency translation adjustment that is also recorded in accumulated other comprehensive (loss) income.

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

The Company is also party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of foreign-denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the foreign-denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive (loss) income to earnings to offset the re-measurement (loss) gain on the foreign-denominated debt. These cash flow instruments will mature on March 27, 2034.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the Condensed Consolidated Balance Sheets in prepaid expenses and other or other assets and deferred charges, based on maturity date. Those instruments with an unrealized loss are recorded in accrued liabilities or deferred income taxes and other, based on maturity date.

As of July 31, 2009, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	July 31, 2009
(Amounts in millions)	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments
Balance Sheet Classification:
Prepaid expenses and other	$60	$—	$—
Other assets and deferred charges	201	212	231

Total assets	$261	$212	$231

Long-term debt due within one year	$60	$—	$—
Long-term debt	201	—	—
Deferred income taxes and other	—	—	17

Total liabilities	$261	$—	$17

During the first half of fiscal 2010, we reclassified $227 million from accumulated other comprehensive (loss) income to earnings to offset currency translation losses on the re-measurement of foreign denominated debt.

7 Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China. The Company identifies segments in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. As a result, we define our segments as those business units whose operating results our chief operating decision maker regularly reviews to analyze performance and allocate resources.

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States under the “Walmart” or “Wal-Mart” brand, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. The International segment consists of the Company’s operations outside of the 50 United States. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

The Company measures the profit of its segments as “segment operating income,” which is defined as operating income for each operating segment and excludes unallocated corporate overhead. From time to time, we revise the allocation of corporate overhead and the measurement of each segment’s operating income as changes in business needs dictate. When we do, we restate all periods presented for comparative purposes.

Net sales by operating segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2009	2008	2009	2008
Net Sales:
Walmart U.S.	$64,209	$63,989	$125,453	$122,980
International	23,965	25,257	45,228	49,184
Sam’s Club	11,908	12,300	22,872	23,424

Total Company	$100,082	$101,546	$193,553	$195,588

Segment operating income was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2009	2008	2009	2008
Operating Income:
Walmart U.S.	$4,901	$4,667	$9,365	$8,987
International	1,143	1,218	2,023	2,268
Sam’s Club	419	441	812	834
Other	(581)	(513)	(1,101)	(959)

Operating income	$5,882	$5,813	$11,099	$11,130
Interest expense, net	(473)	(456)	(940)	(952)

Income from continuing operations before income taxes	$5,409	$5,357	$10,159	$10,178

Goodwill is recorded on the Condensed Consolidated Balance Sheets for the operating segments as follows:

(Amounts in millions)	July 31, 2009	July 31, 2008	January 31, 2009
International	$15,844	$16,095	$14,955
Sam’s Club	305	305	305

Total goodwill	$16,149	$16,400	$15,260

The increase in the International segment’s goodwill since January 31, 2009, primarily resulted from currency exchange rate fluctuations.

8 Comprehensive Income

Comprehensive income is consolidated net income plus certain other items that are recorded directly to total equity. Amounts included in accumulated other comprehensive (loss) income for the Company’s derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. Comprehensive income was $6.6 billion and $4.2 billion for the three months ended July 31, 2009 and 2008, respectively. Of the comprehensive income recognized for the three months ended July 31, 2009 and 2008, approximately $100 million and $1 million, respectively, related to the noncontrolling interest. Comprehensive income was $9.0 billion and $7.9 billion for the six months ended July 31, 2009 and 2008, respectively, of which approximately $200 million related to the noncontrolling interest in each period. The following table provides further detail regarding changes in the composition of accumulated other comprehensive loss through the first six months of fiscal 2010:

(Amounts in millions)	Currency Translation	Derivative Instruments	Minimum Pension Liability	Total
Balance at January 31, 2009	$(2,396)	$(17)	$(275)	$(2,688)
Foreign currency translation adjustment	2,487	—	—	2,487
Change in fair value of hedge instruments	—	(117)	—	(117)

Balance at July 31, 2009	$91	$(134)	$(275)	$(318)

The currency translation amount includes a net translation gain of $613 million and $1.2 billion at July 31, 2009 and January 31, 2009, respectively, related to net investment hedges of our operations in the United Kingdom and Japan.

9 Common Stock Dividends

On March 5, 2009, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2010 to $1.09 per share, an increase of 15% over the dividends paid in fiscal 2009. The annual dividend is payable in four quarterly installments on April 6, 2009, June 1, 2009, September 8, 2009, and January 4, 2010 to holders of record on March 13, May 15, August 14 and December 11, 2009, respectively. The dividend installments payable on April 6, 2009 and June 1, 2009 were paid as scheduled.

10 Income and Other Taxes

The Company’s effective tax rate was 34.3% for the three months ended July 31, 2009, compared to 34.2% for fiscal 2009. The Company expects the fiscal 2010 annual effective tax rate to be approximately 34-35%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters and the composition of taxable income between domestic and international operations.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the normal course of its business the Company provides for uncertain tax positions, and the related interest and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. During the second quarter of fiscal 2010, unrecognized tax benefits related to continuing operations and accrued interest decreased by $32 million and $4 million respectively, and accrued penalties increased by $10 million. For the first six months of fiscal 2010, unrecognized tax benefits related to continuing operations decreased by $83 million and accrued interest and penalties increased by $19 million and $10 million respectively. As of July 31, 2009 the Company’s unrecognized tax benefits relating to continuing operations were $934 million, of which $535 million would, if recognized, affect the Company’s effective tax rate.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $330 million to $410 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate.

Additionally, at January 31, 2008 the Company had unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations. Of this, $63 million was recognized in discontinued operations during the second quarter of fiscal year 2009 following the resolution of a gain determination on a discontinued operation that was sold in fiscal year 2004. The balance of $1.7 billion at July 31, 2009 relates to a worthless stock deduction which the Company has claimed for the its fiscal year 2007 disposition of its German operations. The Company believes it is reasonably possible this matter will be resolved within the next twelve months.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs. At July 31, 2009, before any tax benefits, the Company had $291 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal year 2008, with fiscal years 2004 through 2008 remaining open for a limited number of U.S. income tax issues. Non-U.S. income taxes are subject to income tax examination for the tax years 2002 through 2009, and U.S. state and local income taxes are open for the fiscal years 2004 through 2008 generally and for the fiscal years 1997 through 2003 for a limited number of issues.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from the taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s Condensed Consolidated Financial Statements. While these matters are individually immaterial, a group of related matters, if decided adversely to the Company, may result in liability material to the Company’s financial condition or results of operations.

11 Legal Proceedings

The Company is involved in a number of legal proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s Condensed Consolidated Financial Statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Wage-and-Hour Class Actions: The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced or encouraged them to work “off the clock,” failed to provide rest breaks or meal periods, or otherwise failed to pay them correctly. The complaints generally seek unspecified monetary damages, injunctive relief, or both. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except where the lawsuit has been settled or otherwise as noted below.

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

One of the remaining wage-and-hour lawsuits is Savaglio v. Wal-Mart Stores, Inc., a class-action lawsuit in which the plaintiffs allege that they were not provided meal and rest breaks in accordance with California law, and seek monetary damages and injunctive relief. On July 13, 2009, the Company entered into an agreement to settle this matter, which is subject to approval by the court. The total amount to be paid by the Company will depend on whether such approval is granted, as well as on the number and amount of claims that are submitted by class members. If the court approves the settlement, the Company will pay at least $77 million but no more than $152 million, depending on the number and amount of claims. The Company may also incur additional administrative expenses and other costs in the process of concluding the settlement.

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

In another wage-and-hour lawsuit, Braun v. Wal-Mart Stores, Inc., the Company agreed in October 2008 to settle the case. On June 1, 2009, the trial court entered an Order granting final approval of the settlement. On August 11, 2009, the Company paid $46 million to settle this matter, part of which was paid to the State of Minnesota and part to the class members and their counsel.

Another of the class-action lawsuits described above, Salvas v. Wal-Mart Stores, Inc., is scheduled for jury trial beginning on October 5, 2009, in the Superior Court of Middlesex County, Massachusetts. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Massachusetts law, and seek compensatory damages in the amount of $30 million, plus statutory treble damages, interest, costs of court and attorneys’ fees. The trial court granted class certification in December 2004, then decertified the class in November 2006. In September 2008, the Massachusetts Supreme Judicial Court reversed the decertification and remanded the case for trial. The Company believes that it has substantial factual and legal defenses to the claims at issue. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

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

Gender Discrimination Cases: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 in the United States District Court for the Northern District of California. The case was brought on behalf of all past and present female employees in all of the Company’s retail stores and warehouse clubs in the United States. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages and lost pay, subject to certain exceptions, includes all women employed at any Walmart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs.

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

12 Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 1, 2008; early adoption is not permitted. The Company adopted this statement as of February 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling (i.e., minority) interests in subsidiaries be reported in the equity section of the Company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for de-consolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The Company adopted the presentation and disclosure requirements of SFAS 160 retrospectively and adopted all other provisions of SFAS 160 prospectively on February 1, 2009. Accordingly, “attributable to Walmart” refers to operating results exclusive of any noncontrolling interest.

The Company also adopted Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” in conjunction with its adoption of SFAS 160. This standard is applicable for all noncontrolling interests where the Company is or may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder under a put option or other contractual redemption requirement. Because the Company has certain redeemable noncontrolling interests, noncontrolling interests are presented in both the equity section and the mezzanine section of the balance sheet between liabilities and equity.

In March 2009, the Company paid $436 million to acquire a portion of the redeemable noncontrolling interest in Distribución y Servicio D&S S.A. (“D&S”) through a second tender offer as required by the Chilean securities laws increasing its ownership stake in D&S to 74.6%. This transaction resulted in a $148 million acquisition of the redeemable noncontrolling interest and the remaining $288 million is reflected as a reduction of Walmart shareholders’ equity. Additionally, the former D&S controlling shareholders still hold a put option that is exercisable beginning in January 2011 through January 2016. During the exercise period, the put option allows each former controlling shareholder the right to require the Company to purchase up to all of their shares of D&S (approximately 25.1%) owned at fair market value at the time of an exercise, if any.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 on February 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) – a replacement of FASB Statement No. 162 (“SFAS 168”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS 168 in the third quarter of fiscal year 2010. As the Codification was not intended to change or alter existing GAAP, the adoption of SFAS 168 is not expected to have a material effect on the Company’s financial statements.

13 Discontinued Operations

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

During the third quarter of fiscal 2009, the Company initiated a restructuring program under which the Company’s Japanese subsidiary, The Seiyu Ltd., has closed or will close approximately 23 stores and dispose of certain excess properties. This restructuring involves incurring costs associated with lease termination obligations, asset impairment charges and employee separation benefits. The costs associated with this restructuring are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. In the third quarter of fiscal 2009, the Company recognized approximately $107 million, after tax, in restructuring expenses and operating results as discontinued operations. The cash flows and accrued liabilities related to this restructuring were insignificant for all periods presented. The Company recognized approximately $7 million and $15 million, after tax, in operating losses as discontinued operations for the three and six months ended July 31, 2009, respectively. Additional costs will be recorded in future periods for lease termination obligations and employee separation benefits and are not expected to be material.

14 Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS 165”). SFAS 165 establishes principles and requirements for reviewing and reporting subsequent events. SFAS 165 requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS 165 and its adoption did not have a material impact on its Condensed Consolidated Financial Statements. Subsequent events have been evaluated through September 9, 2009, the date of issuance of the financial statements.

On August 6, 2009, the Company issued and sold ¥83.1 billion of its Japanese Yen Bonds - Third Series (2009) (the “Fixed Rate Bonds”) and its ¥16.9 billion of its Japanese Yen Floating Rate Bonds - Second Series (2009) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to reduce a portion of its outstanding Yen credit facility. The Fixed Rate Bonds bear interest at a rate of 1.49% per annum. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable six-month Yen LIBOR for each interest period plus 0.60%, with an initial interest rate of 1.235%. Interest started accruing on the bonds on August 6, 2009. The Company will pay interest on the bonds on February 6 and August 6 of each year, commencing on February 6, 2010. The notes will mature on August 6, 2014. The notes are senior, unsecured obligations of Walmart.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of July 31, 2009, and for the three- and six-month periods then ended and the accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2009, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2009, and incorporated by reference in and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2009.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affected the financial condition and results of operations of the Company as a whole.

Throughout this Management’s Discussion and Analysis of our Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. Segment operating income is defined as operating income for each operating segment and excludes unallocated corporate overhead. From time to time, we revise the allocation of corporate overhead and the measurement of each segment’s operating income as changes in business needs dictate. When we do, we restate all periods presented for comparative purposes.

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

In discussions of our consolidated results and the operating results of our International segment, we sometimes refer to the impact of changes in currency exchange rates. When we refer to changes in exchange rates, we are referring to the differences between the currency exchange rates we use to convert the International segment’s operating results for a period in fiscal 2009 as stated in the local currencies in which that segment operates into U.S. dollars to report those results in accordance with generally accepted accounting principles and the currency exchange rates we use to convert the International segment’s operating results for the comparable fiscal 2010 period into U.S. dollars for reporting purposes. The impacts of those currency exchange rates we refer to typically reflect the effect of those differences in currency exchange rates on the period to period comparisons of our consolidated results or the operating results of the International segment.

In connection with the Company’s finance transformation project, we adjusted the classification of certain revenue and expense items within our income statement for financial reporting purposes. The changes, which were effective February 1, 2009, did not impact operating income or consolidated net income attributable to Walmart and had a minimal impact on our comparable store sales.

Company Performance Metrics

Management uses a number of metrics to assess the Company’s performance including:

•	Total sales;

•	Comparable store sales;

•	Operating income;

•	Diluted net income per common share from continuing operations attributable to Walmart;

•	Return on investment; and

•	Free cash flow.

Total Sales

	Three Months Ended July 31,						Six Months Ended July 31,
(Amounts in millions)	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change
Net Sales:
Walmart U.S.	$64,209	64.2%	0.3%	$63,989	63.0%	8.6%	$125,453	64.8%	2.0%	$122,980	62.9%	7.7%
International	23,965	23.9%	-5.1%	25,257	24.9%	17.0%	45,228	23.4%	-8.0%	49,184	25.1%	19.4%
Sam’s Club	11,908	11.9%	-3.2%	12,300	12.1%	8.2%	22,872	11.8%	-2.4%	23,424	12.0%	8.1%

Total Net Sales	$100,082	100.0%	-1.4%	$101,546	100.0%	10.6%	$193,553	100.0%	-1.0%	$195,588	100.0%	10.5%

Our total net sales decreased 1.4% and 1.0% for the three and six months ended July 31, 2009, respectively, compared to the corresponding periods in the prior year. The decreases primarily resulted from the negative impact of the currency exchange rates, deflation in certain categories and lower fuel prices. For the three and six months ended July 31, 2009, changes in currency exchange rates had an unfavorable impact of $4.2 billion and $9.0 billion, respectively, on the International segment’s net sales, causing a decrease in the International segment’s net sales as a percentage of total Company net sales. For the three and six months ended July 31, 2008, changes in currency exchange rates had a favorable impact of $1.1 billion and $2.4 billion on the International segment’s net sales. Although movements in currency exchange rates cannot reasonably be predicted, volatility in currency exchange rates, when compared to prior periods, may continue to impact the International segment’s reported net sales in the foreseeable future.

Comparable Store Sales

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Walmart U.S.	-1.0%	4.6%	0.2%	3.7%
Sam’s Club (1)	-4.0%	7.4%	-3.2%	7.1%

Total U.S. (2)	-1.5%	5.0%	-0.3%	4.2%

(1)	Sam’s Club comparable club sales include fuel. Fuel sales had a negative impact of 4.8 percentage points for the three and six months ended July 31, 2009. Fuel sales had a positive impact of 3.4 and 3.2 percentage points for the three and six months ended July 31, 2008, respectively.
(2)	Fuel sales had a negative impact of 0.9 and 0.8 percentage points for the three and six months ended July 31, 2009, respectively. Fuel sales had a positive impact of 0.5 percentage points for the three and six months ended July 31, 2008.

Comparable store sales in the United States, including fuel sales, decreased 1.5% for the second quarter of fiscal 2010 compared to an increase of 5.0% for the second quarter of fiscal 2009. For the six months ended July 31, 2009, comparable store sales in the United States, including fuel sales, decreased 0.3% compared to an increase of 4.2% for the corresponding period in the prior year. Comparable store sales in fiscal 2010 were lower than fiscal 2009 primarily due to a decrease in average transaction size per customer, resulting in part from deflation in certain categories, and lower fuel prices.

Operating Income

	Three Months Ended July 31,						Six Months Ended July 31,
(Amounts in millions)	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change
Operating Income:
Walmart U.S.	$4,901	83.3%	5.0%	$4,667	80.3%	10.1%	$9,365	84.4%	4.2%	$8,987	80.7%	9.7%
International	1,143	19.4%	-6.2%	1,218	21.0%	17.5%	2,023	18.2%	-10.8%	2,268	20.4%	18.2%
Sam’s Club	419	7.1%	-5.0%	441	7.6%	-2.6%	812	7.3%	-2.6%	834	7.5%	0.7%
Other	(581)	-9.8%	13.3%	(513)	-8.9%	16.1%	(1,101)	-9.9%	14.8%	(959)	-8.6%	16.5%

	$5,882	100.0%	1.2%	$5,813	100.0%	9.9%	$11,099	100.0%	-0.3%	$11,130	100.0%	10.0%

Operating income growth compared to net sales growth is a meaningful metric to share with investors because it indicates how effectively we manage costs and leverage expenses. Our objective is to grow operating income faster than net sales. For the second quarter of fiscal 2010, our operating income increased 1.2% compared to the prior year, while our net sales decreased 1.4% for the same period. While the Walmart U.S. segment met this objective, the Sam’s Club and International segments did not. The Sam’s Club segment did not meet this objective due to higher health benefit and remodel costs. The International segment fell short of this objective primarily due to the negative impact of currency exchange rates.

For the six months ended July 31, 2009, our operating income decreased 0.3% compared to the prior year, while our net sales decreased 1.0% for the same period. While the Walmart U.S. segment met the objective of growing operating income faster than net sales, the Sam’s Club and International segments did not. The Sam’s segment did not meet this objective due to higher health benefit and remodel costs. The International segment fell short of this objective primarily due to the negative impact of currency exchange rates.

Diluted Net Income per Share from Continuing Operations Attributable to Walmart

`	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Diluted net income per share from continuing operations attributable to Walmart	$0.88	$0.86	$1.65	$1.62

Diluted net income per share from continuing operations attributable to Walmart increased 2.3% and 1.9% for the second quarter of fiscal year 2010 and the six months ended July 31, 2009, respectively, compared to the corresponding periods in the prior year as a result of increased share repurchases.

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances the long-term potential of strategic initiatives with any possible short-term impacts.

ROI was 18.4% and 19.4% for the trailing twelve months ended July 31, 2009 and 2008, respectively. The decrease in ROI resulted from the negative impact of currency exchange rates, the accrual for our settlement of 63 wage and hour class action lawsuits in January 2009 and our investment in Chile.

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

ROI is considered a non-GAAP financial measure under the SEC’s rules. We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles (“GAAP”) that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is income from continuing operations for the fiscal year or the trailing twelve months divided by average of total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and add interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by another company to calculate its ROI before comparing our ROI to that of such other company.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended July 31,
(Amounts in millions)	2009	2008
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income (1)	$22,767	$22,967
+ Interest income (1)	242	277
+ Depreciation and amortization (1)	6,830	6,636
+ Rent (1)	1,756	1,706

= Adjusted operating income	$31,595	$31,586

Denominator
Average total assets of continuing operations (2)	$167,358	$160,988
+ Average accumulated depreciation and amortization (2)	36,223	31,493
- Average accounts payable (2)	29,355	28,824
- Average accrued liabilities (2)	16,157	14,816
+ Rent * 8	14,048	13,648

= Invested capital	$172,117	$162,489

Return on investment (ROI)	18.4%	19.4%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations(1)	$13,774	$13,839

Denominator
Average total assets of continuing operations (2)	$167,358	$160,988

Return on assets (ROA)	8.2%	8.6%

	As of July 31,
Certain Balance Sheet Data	2009	2008	2007
Total assets of continuing operations (1)	$168,795	$165,921	$156,054
Accumulated depreciation and amortization	38,466	33,980	29,005
Accounts payable	28,797	29,912	27,736
Accrued liabilities	16,706	15,607	14,025

(1)	Based on continuing operations only and therefore excludes the impact of Gazeley Limited, a former United Kingdom property development subsidiary, which was sold in the second quarter of fiscal 2009, and the closure of 23 stores and divesture of other properties of The Seiyu, Ltd. in Japan pursuant to restructuring program adopted during the third quarter of fiscal 2009. All of these activities have been disclosed as discontinued operations. Total assets as of July 31, 2009, 2008 and 2007 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $147, $974 and $895, respectively.
(2)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated positive free cash flow of $4.2 billion and $5.1 billion for the six months ended July 31, 2009 and 2008, respectively. The decline in our free cash flow is primarily the result of increased capital spending.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Six Months Ended July 31,
(Amounts in millions)	2009	2008
Net cash provided by operating activities	$9,895	$10,164
Payments for property and equipment	(5,744)	(5,074)

Free cash flow	$4,151	$5,090

Net cash used in investing activities	$(5,748)	$(4,527)
Net cash used in financing activities	$(3,434)	$(4,380)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended July 31, 2009

Our total net sales decreased 1.4% for the second quarter of fiscal 2010 and increased 10.6% for the second quarter of fiscal 2009. The decrease in fiscal 2010 primarily resulted from the negative impact of currency exchange rates, deflation in certain categories and lower fuel prices. Currency exchange rates had a $4.2 billion unfavorable impact on the International segment’s net sales for the second quarter of fiscal 2010. Currency exchange rates had a $1.1 billion favorable impact on the International segment’s net sales for the second quarter of fiscal 2009.

Our gross profit, as a percentage of net sales, (“gross profit margin”) increased from 24.1% for the second quarter of fiscal 2009 to 24.9% in the second quarter of fiscal 2010. This increase is primarily due to more effective merchandising and strong inventory management in the Walmart U.S. and Sam’s Club segments.

Operating, selling, general and administrative expenses (“operating expenses”), as a percentage of net sales, increased 0.8 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Operating expenses as a percentage of net sales increased in the second quarter of fiscal 2010 primarily due to lower net sales, higher health benefit costs and increased technology and system expenses which relate to our long-term transformation projects to enhance our information systems for finance, merchandising and human resources.

Membership and other income, as a percentage of net sales, which includes a variety of income categories such as Sam’s Club membership income and tenant lease income, was consistent in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Interest, net, for the second quarter of fiscal 2010 increased 3.7% compared to the second quarter of fiscal 2009 due to an increase in total debt. The increase in total debt was partially offset by lower interest rates.

Our effective income tax rate from continuing operations increased from 34.1% for the second quarter of fiscal 2009 to 34.3% for the second quarter of fiscal 2010 due to the timing of certain discrete tax matters, as well as the mix of income between domestic and international operations.

Six Months Ended July 31, 2009

Our total net sales decreased 1.0% for the six months ended July 31, 2009 and increased 10.5% for the six months ended of July 31, 2008. The decrease in fiscal 2010 primarily resulted from the negative impact of currency exchange rates, deflation in certain categories and lower fuel prices. Currency exchange rates had a $9.0 billion unfavorable impact on the International segment’s net sales for the six months ended July 31, 2009. Currency exchange rates had a $2.4 billion favorable impact on the International segment’s net sales for the six months ended July 31, 2008.

Our gross profit margin increased from 24.1% for the first six months of fiscal 2009 to 24.8% for the first six months of fiscal 2010. This increase was primarily due to more effective merchandising and strong inventory management in the Walmart U.S. and Sam’s Club segments.

Operating expenses, as a percentage of net sales, increased 0.6 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. Operating expenses as a percentage of net sales increased for the first six months of fiscal 2010 primarily due to lower net sales, currency exchange rates and higher health benefit costs.

Membership and other income, as a percentage of net sales, decreased 0.1 percentage points compared to the first six months of fiscal 2009 due to decline in several miscellaneous income categories.

Interest, net, for the first six months of fiscal 2010 decreased 1.3% compared to the first six months of fiscal 2009 due to lower interest rates on our borrowings.

Our effective income tax rate from continuing operations decreased from 34.3% for the first six months of fiscal 2009 to 34.0% for the first six months of fiscal 2010 due to the mix of income between domestic and international operations, as well as the impact of currency exchange rates.

Walmart U.S. Segment

Three Months Ended July 31, 2009

(Amounts in millions)

Three months ended July 31,	Segment net sales	Segment net sales increase from prior fiscal year second quarter	Segment operating income	Segment operating income increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2009	$64,209	0.3%	$4,901	5.0%	7.6%
2008	63,989	8.6%	4,667	10.1%	7.3%

Net sales for the Walmart U.S. segment increased 0.3% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The increase resulted from our continued expansion activities and strength in our grocery and health and wellness categories. Comparable store sales for the second quarter of fiscal 2010 decreased 1.0% resulting from a decrease in average transaction size per customer, despite an increase in customer traffic in our comparable stores. The decrease in average transaction size per customer was attributable in part to the change in mix of merchandise sold and deflation.

Gross profit margin increased 1.1 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to higher initial margins, lower inventory shrinkage and consistent year-over-year markdowns as a percentage of sales resulting from better inventory management.

Operating expenses as a percentage of segment net sales increased 0.7 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to a lower increase in net sales, higher health benefit costs and increased supplier-funded advertising expenses.

Other income as a percentage of segment net sales for the second quarter of fiscal 2010 was consistent with the second quarter of fiscal 2009.

Six Months Ended July 31, 2009

(Amounts in millions)

Six months ended July 31,	Segment net sales	Segment net sales increase from prior fiscal year period	Segment operating income	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$125,453	2.0%	$9,365	4.2%	7.5%
2008	122,980	7.7%	8,987	9.7%	7.3%

Net sales for the Walmart U.S. segment increased 2.0% for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase resulted from our continued expansion activities and strength in our grocery and health and wellness categories and a comparable store sales increase of 0.2%. Comparable store sales for the first six months of fiscal 2010 increased primarily due to an increase in customer traffic, offset by a decrease in average transaction size per customer. The decrease in average transaction size per customer was attributable in part to the change in mix of merchandise sold and deflation.

Gross profit margin increased 0.8 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to higher initial margins and improved inventory management, including lower inventory shrinkage.

Operating expenses as a percentage of segment net sales increased 0.5 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a lower increase in net sales, higher health benefit costs and increased supplier-funded advertising expenses.

Other income as a percentage of segment net sales for the first six months of fiscal 2010 decreased 0.1 percentage points compared to the first six months of fiscal 2009 due to a decline in several miscellaneous income categories.

International Segment

At July 31, 2009, our International segment was comprised of our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China.

Three Months Ended July 31, 2009

(Amounts in millions)

Three months ended July 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year second quarter	Segment operating income	Segment operating income decrease/ increase from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2009	$23,965	-5.1%	$1,143	-6.2%	4.8%
2008	25,257	17.0%	1,218	17.5%	4.8%

Net sales for the International segment decreased 5.1% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease primarily resulted from the $4.2 billion negative impact from currency exchange rates, partially offset by increased sales from comparable units, the inclusion of results from recent acquisitions and new store growth.

Gross profit margin for the second quarter of fiscal 2010 was consistent with the second quarter of 2009.

Operating expenses as a percentage of segment net sales increased 0.4 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to the inclusion of results from recent acquisitions, currency exchange rate fluctuations and new store growth.

Other income as a percentage of segment net sales increased 0.3 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to increases in several miscellaneous income categories.

Six Months Ended July 31, 2009

(Amounts in millions)

Six months ended July 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year period	Segment operating income	Segment operating income decrease/ increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$45,228	-8.0%	$2,023	-10.8%	4.5%
2008	49,184	19.4%	2,268	18.2%	4.6%

Net sales for the International segment decreased 8.0% for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease primarily resulted from the $9.0 billion unfavorable impact from currency exchange rates, partially offset by increased sales from comparable units, the inclusion of results from recent acquisitions and new store growth.

Gross profit margin for the first six months of fiscal 2010 increased 0.1 percentage points compared to the first six months of 2009.

Operating expenses as a percentage of segment net sales increased 0.4 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to the inclusion of results from recent acquisitions, currency exchange rate fluctuations and new store growth.

Other income as a percentage of segment net sales increased 0.2 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to increases in several miscellaneous income categories.

Sam’s Club Segment

Three Months Ended July 31, 2009

(Amounts in millions)

Three months ended July 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year second quarter	Segment operating income	Segment operating income decrease from prior fiscal year second quarter	Segment operating income as a percentage of segment net sales
2009	$11,908	-3.2%	$419	-5.0%	3.5%
2008	12,300	8.2%	441	-2.6%	3.6%

Net sales for the Sam’s Club segment decreased 3.2% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease resulted primarily from lower fuel sales related to lower fuel prices and deflation in certain categories. Comparable club sales, which decreased 4.0% in the second quarter of fiscal 2010, were negatively impacted 4.8 percentage points due to the decline in fuel sales related to lower fuel prices.

Gross profit margin increased 0.8 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to a change in the merchandise sales mix driven by strong sales in fresh food and consumable categories and improved inventory management.

Operating expenses as a percentage of segment net sales increased 0.9 percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to the impact of lower fuel prices on total sales as well as increased health benefit and remodel costs.

Membership and other income, as a percentage of segment net sales, for the second quarter of fiscal 2010 was consistent with the second quarter of fiscal 2009. Membership income, which is recognized over the term of the membership, was consistent with the second quarter of fiscal 2009.

Six Months Ended July 31, 2009

(Amounts in millions)

Six months ended July 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year period	Segment operating income	Segment operating income decrease/ increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$22,872	-2.4%	$812	-2.6%	3.6%
2008	23,424	8.1%	834	0.7%	3.6%

Net sales for the Sam’s Club segment decreased 2.4% for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease resulted primarily from lower fuel sales related to lower fuel prices and deflation in certain categories. Comparable club sales, which decreased 3.2% in the first six months of fiscal 2010, were negatively impacted 4.8 percentage points due to the decline in fuel sales related to lower fuel prices.

Gross profit margin increased 1.0 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to a change in the merchandise sales mix driven by strong sales in fresh food and consumable categories and improved inventory management.

Operating expenses as a percentage of segment net sales increased 0.9 percentage points for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to the impact of lower fuel prices on total sales as well as increased health benefit and remodel costs.

Membership and other income, as a percentage of segment net sales, for the first six months of fiscal 2010 was consistent with the first six months of fiscal 2009. Membership income was consistent with the first six months of fiscal 2009.

Unit Counts By Segment

As of July 31, 2009 and 2008, we operated the following number of stores, clubs and various other formats globally:

	July 31, 2009 Units	July 31, 2008 Units
Walmart U.S.	3,682	3,630
International	3,760	3,169
Sam’s Club	602	594

Total	8,044	7,393

For further information regarding unit counts please refer to our website www.walmartstores.com/investors.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The decrease in cash flows provided by operating activities for the six months ended July 31, 2009, was primarily attributable to the timing of payments on accrued liabilities. Selected cash flow data for the six month periods ended July 31, 2009 and 2008 and current assets and liabilities for the periods then ended, are as follows:

(Amounts in millions)	Six Months Ended July 31,
	2009	2008
Net cash provided by operating activities	$9,895	$10,164

Purchase of Company stock	(2,792)	(2,184)
Dividends paid	(2,129)	(1,878)
Proceeds from issuance of long-term debt	2,956	4,648
Payment of long-term debt	(95)	(4,061)
Decrease in commercial paper and other short-term borrowings, net	(654)	(639)

Current assets	$49,025	$49,774
Current liabilities	57,196	54,929

Working Capital

Current liabilities exceeded current assets at July 31, 2009, by $8.2 billion, an increase of $1.8 billion from January 31, 2009, due to an increase in long-term debt due within one year and better inventory management. Our ratio of current assets to current liabilities was 0.9 at July 31, 2009, July 31, 2008 and January 31, 2009. We generally have a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of share repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and announced on June 1, 2007. On June 4, 2009, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $3.4 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program, announced on June 5, 2009. As a result, we have terminated, and will make no further share repurchases under the program announced on June 1, 2007. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below contains certain information regarding our share repurchases during the quarter ended July 31, 2009 under the share repurchase programs described above.

Capital Resources

Management believes that cash flows from operations and proceeds from the sale of commercial paper and other short-term borrowings will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate compensating for any shortfall in funding these expenditures with a combination of commercial paper and other short-term borrowings and long-term debt. We plan to replace existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to total capitalization as support for our long-term financing decisions. At July 31, 2009 and 2008 and January 31, 2009, the ratio of our debt to total capitalization was approximately 40.3%, 40.0% and 39.3%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper and other short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity.

We use the ratio of adjusted cash flow from continuing operations to adjusted average debt as a metric to review leverage. Adjusted cash flow from continuing operations, the numerator in the calculation, is defined as net cash provided by operating activities of continuing operations plus two-thirds of operating rent expense less capitalized interest expense for the fiscal year or trailing twelve months. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper and other short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases for the period. Average operating rent expense is the simple average of operating rent expense over the current and prior fiscal years or twelve month periods. We believe this metric is useful to investors as it provides them with a tool to measure our leverage. This metric was 41% and 45% for the twelve months ended July 31, 2009 and 2008, respectively. The decrease in the metric is due to the decline in net cash flow from continuing operations along with an increase in the average debt.

The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules. The most recognized directly comparable measure calculated in accordance with generally accepted accounting principles is the ratio of net cash flow provided by operating activities of continuing operations for the fiscal year or trailing twelve months to average debt (which excludes any effect of operating leases or capitalized interest), which was 51% and 56% for the trailing twelve months ended July 31, 2009 and 2008, respectively.

Although other companies report their ratio of adjusted cash flow from continuing operations to adjusted average debt, numerous methods may exist for calculating that ratio. As a result, the method used by our management to calculate our ratio of adjusted cash flow from continuing operations to adjusted average debt may differ from the methods other companies use to calculate their ratios of adjusted cash flow from continuing operations to adjusted average debt. We urge you to understand the methods used by another company to calculate its ratio of adjusted cash flow from continuing operations to adjusted average debt before comparing our ratio to that of such other company.

A detailed calculation of the adjusted cash flow from operations to adjusted average debt is set forth below along with a reconciliation to the most comparable measurement calculated in accordance with generally accepted accounting principles.

	For the Twelve Months Ended July 31,
(Amounts in millions)	2009	2008
Calculation of adjusted cash flow to adjusted average debt
Numerator
Cash flows provided by operating activities	$22,878	$24,483
+ Two-thirds current period operating rent expense (1)	1,171	1,137
– Current year capitalized interest expense	95	126

Adjusted cash flow from operations	$23,954	$25,494

Denominator
Average debt (2)	$44,903	$43,803
Eight times average operating rent expense (3)	13,848	12,824

Adjusted average debt	$58,751	$56,627

Adjusted cash flow to adjusted average debt (4)	41%	45%

Calculation of cash flows from operating activities to average debt
Numerator
Net cash provided by operating activities	$22,878	$24,483

Denominator
Average debt (2)	$44,903	$43,803

Cash flows from operating activities to average debt (4)	51%	56%

Selected Financial Information
Current period operating rent expense	$1,756	$1,706
Prior period operating rent expense	1,706	1,500
Current period capitalized interest	95	126
Certain Balance Sheet Information
	As of July 31,
	2009	2008	2007
Commercial paper and other short-term borrowings	$1,122	$4,347	$8,117
Long-term debt due within one year	6,959	2,180	3,176
Obligations under capital leases due within one year	336	324	189
Long-term debt	33,579	34,168	27,966
Long-term obligations under capital leases	3,246	3,544	3,594

Total debt	$45,242	$44,563	$43,042

(1)	2/3 X $1,756 for the twelve months ended July 31, 2009 and 2/3 X $1,706 for the twelve months ended July 31, 2008.
(2)	($45,242 + $44,563)/2 for the twelve months ended July 31, 2009 and ($44,563 + $43,042)/2 for the twelve months ended July 31, 2008.
(3)	8 X (($1,756+ $1,706)/2) for the twelve months ended July 31, 2009 and 8 X (($1,706+ $1,500)/2) for the twelve months ended July 31, 2008.
(4)	The calculation of the ratio as defined.

Certain Long-term Debt Transactions

On March 27, 2009, the Company issued and sold £1.0 billion of 5.625% Notes Due 2034 at an issue price equal to 98.981% of the notes’ aggregate principal amount. Interest started accruing on the notes on March 27, 2009. The Company will pay interest on the notes on March 27 and September 27 of each year, commencing on September 27, 2009. The notes will mature on March 27, 2034. The notes are senior, unsecured obligations of Walmart.

On May 21, 2009, the Company issued and sold $1.0 billion of 3.20% Notes Due 2014 at an issue price equal to 99.987% of the notes’ aggregate principal amount. Interest started accruing on the notes on May 21, 2009. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009. The notes will mature on May 15, 2014. The notes are senior, unsecured obligations of Walmart.

On July 27, 2009, the Company issued and sold $500 million of 6.200% Notes Due 2038 at an issue price equal to 106.001% of the notes’ aggregate principal amount. Interest started accruing on the notes on April 15, 2009. The Company will pay interest on the notes on April 15 and October 15 of each year, commencing on October 15, 2009. The notes will mature on April 15, 2038. The notes are senior, unsecured obligations of Walmart.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2009 are similar to those disclosed in our Form 10-K for the year ended January 31, 2009.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we began implementing a new financial system in stages. As part of the first stage, we implemented this financial system in ASDA, our United Kingdom subsidiary. This new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation will become a significant component of our internal control over financial reporting.

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

Except for the new financial system implementation noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Wage-and-Hour Class Actions: Alix (f/k/a Gamble) v. WM, Supreme Ct. of the State of NY, County of Albany, 12/7/01 (settled 4/30/09, subject to court approval); Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02/8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Gellhaus v. WM, USDC, Eastern Dist. of TX, 7/21/09; Lee v. WM, USDC Middle Dist. of AL, 7/24/09; Moore v. WM, USDC, Dist. of OR, 12/7/05; Klink v. WM, USDC, Dist. of OR, 2/26/09; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01; Savaglio v. WM, Superior Ct. of CA, Alameda County, 2/6/01(settled 7/13/09, subject to court approval); Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06; Williams v. WM, Superior Ct. of CA, Alameda County, 3/23/04.

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

In December 2008, the Company received a demand from Coolbaugh Township in Monroe County, Pennsylvania, in which the Township asserted that wastewater had been discharged from the Company’s Distribution Center to the Township’s wastewater treatment plant in a noncompliant manner, and demanded reimbursement of certain related costs and the payment of a monetary penalty. On July 23, 2009, the Company and the Township executed a settlement agreement in which the Company agreed to pay $400,000 to resolve the claims.

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

Share repurchase activity under our share repurchase program was as follows during our quarter ended July 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2009	10,593,725	$49.81	10,593,725		$3.5
June 1-30, 2009	13,599,479	$49.19	13,599,479	*	14.4
July 1-31, 2009	14,922,621	$48.55	14,922,621		13.7

Total	39,115,825		39,115,825		$13.7

*	Includes a total of 12.3 million shares purchased under the previous $15 billion share repurchase program announced on June 1, 2007 which had an aggregate purchase price of approximately $618 million.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held on June 5, 2009, in Fayetteville, Arkansas.

Election of Directors

At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated April 20, 2009. All of the persons elected were incumbent members of the Company’s Board of Directors. The following table sets forth the vote of the shareholders at the meeting with respect to the election of directors:

	For	Against or Withheld	Abstentions
Aida M. Alvarez	3,559,817,951	20,195,354	4,962,223
James W. Breyer	3,559,738,902	18,955,446	6,281,180
M. Michele Burns	3,461,491,243	117,251,026	6,233,259
James I. Cash Jr.	3,539,224,337	40,384,649	5,366,542
Roger C. Corbett	3,559,977,855	20,095,062	4,902,611
Douglas N. Daft	3,559,602,708	20,327,943	5,044,877
Michael T.Duke	3,548,058,717	32,015,807	4,901,004
Gregory B. Penner	3,538,937,683	39,674,486	6,363,359
Allen I. Questrom	3,559,766,642	20,231,031	4,977,855
H. Lee Scott, Jr.	3,538,319,288	40,574,656	6,081,584
Arne M. Sorenson	3,509,950,518	68,618,434	6,406,576
Jim C. Walton	3,542,558,620	36,798,308	5,618,600
S. Robson Walton	3,541,013,786	39,708,639	4,253,103
Christopher J. Williams	3,560,602,623	19,558,097	4,814,808
Linda S. Wolf	3,560,404,981	19,400,035	5,170,512

Company Proposal

The shareholders voted upon and approved the ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent registered accounting firm for the fiscal year ending January 31, 2010. The votes on the proposal were as follows:

For	Against	Abstentions
3,559,091,115	21,967,342	3,917,071

Shareholder Proposals

The shareholders voted upon and rejected a shareholder proposal regarding an amendment to the Company’s equal employment opportunity policy to explicitly prohibit discrimination based on gender identity and to implement that amended non-discrimination policy. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
457,605,285	2,686,812,326	170,397,862	270,160,055

The shareholders voted upon and rejected a shareholder proposal regarding the adoption of a pay-for-superior-performance principle for executive compensation. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
91,452,740	3,213,056,261	10,308,523	270,158,004

The shareholders voted upon and rejected a shareholder proposal regarding a policy requiring a shareholder advisory vote on executive compensation at each annual shareholders’ meeting. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
662,315,069	2,593,923,991	58,574,000	270,162,468

The shareholders voted upon and rejected a shareholder proposal regarding preparing a report on the Company’s political contributions. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
419,203,571	2,683,850,544	211,761,559	270,159,854

The shareholders voted upon and rejected a shareholder proposal regarding shareholders being permitted to call special shareholders’ meetings. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
770,335,267	2,538,064,016	6,416,842	270,159,403

The shareholders voted upon and rejected a shareholder proposal regarding requiring incentive compensation and other payments to be in the form of stock options. The votes on the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
43,727,584	3,261,239,595	9,849,643	270,158,706

Item 5.	Other Information

This Quarterly Report contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 2 to Walmart’s Condensed Consolidated Financial Statements regarding the expected effect of the adoption of the FASB Staff Position EITF 03-06-01 on Walmart’s consolidated financial statements; statements in Note 10 to those Condensed Consolidated Financial Statements as of and for the quarter ended July 31, 2009 regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2010 and the factors that could affect that effective tax rate, regarding the possible effect of the recognition of certain unrecognized tax benefits and the effect of such recognition on Walmart’s effective tax rate and regarding the possible resolution of certain tax audit issues and other tax matters in the future and the effect of such resolutions on Walmart’s effective tax rate; statements in Note 11 to those Condensed Consolidated Financial Statements regarding the outcome of the settlements of certain litigation to which Walmart is a party; and a statement in Note 13 to those Condensed Consolidated Financial Statements regarding how Walmart will record certain amounts in the future and management’s expectation that such amounts will not be material; (2) in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: a statement under the caption “Company Performance Metrics—Total Sales,” relating to the continuing impact of volatility in currency exchange rates on Walmart’s International segment’s net sales; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds of the sale of commercial paper and other short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of commercial paper and other short-term borrowings and long-term debt securities, management’s plans to replace existing long-term debt as it matures, and management’s expectations as to obtaining additional long-term financing for other corporate purposes; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations as to the continuing implementation of a new financial system and each implementation becoming a significant component of Walmart’s internal control over financial reporting; and (4) a statement in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program. These statements are identified by the use of the words “anticipate,” “consider,” “could impact,” “could reduce,” “expect,” “may continue,” “plan,” “will be,” “will become,” “will begin,” “will continue,” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2009. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds - Third Series (2009) and Japanese Yen Floating Rate Bonds - Second Series (2009), which are discussed in Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 9, 2009	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer

Date: September 9, 2009	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: September 9, 2009	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 8, 2005.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.