Form 10-Q
period 2009-10-31
WAL MART STORES INC
filed 2009-12-08
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2009.

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

Common Stock, $.10 Par Value – 3,810,171,967 shares as of December 3, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenues:
Net sales	$98,667	$97,619	$292,220	$293,207
Membership and other income	744	726	2,343	2,420

	99,411	98,345	294,563	295,627

Costs and expenses:
Cost of sales	73,805	73,621	219,346	222,111
Operating, selling, general and administrative expenses	20,013	19,432	58,525	57,095

Operating income	5,593	5,292	16,692	16,421

Interest:
Debt	442	464	1,337	1,402
Capital leases	68	73	206	222
Interest income	(35)	(81)	(128)	(216)

Interest, net	475	456	1,415	1,408

Income from continuing operations before income taxes	5,118	4,836	15,277	15,013
Provision for income taxes	1,758	1,690	5,214	5,186

Income from continuing operations	3,360	3,146	10,063	9,827
(Loss) income from discontinued operations, net of tax	(7)	105	(22)	146

Consolidated net income	3,353	3,251	10,041	9,973
Less consolidated net income attributable to noncontrolling interest	(114)	(113)	(338)	(365)

Consolidated net income attributable to Walmart	$3,239	$3,138	$9,703	$9,608

Basic net income per common share:
Basic income per share from continuing operations attributable to Walmart	$0.84	$0.77	$2.50	$2.40
Basic income per share from discontinued operations attributable to Walmart	—	0.03	—	0.04

Basic net income per share attributable to Walmart	$0.84	$0.80	$2.50	$2.44

Diluted net income per common share:
Diluted income per share from continuing operations attributable to Walmart	$0.84	$0.77	$2.50	$2.39
Diluted income (loss) per share from discontinued operations attributable to Walmart	—	0.03	(0.01)	0.04

Diluted net income per share attributable to Walmart	$0.84	$0.80	$2.49	$2.43

Weighted-average number of common shares:
Basic	3,851	3,931	3,887	3,944
Diluted	3,861	3,944	3,897	3,956

Dividends declared per common share	$—	$—	$1.09	$0.95

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	October 31, 2009	October 31, 2008	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,003	$5,920	$7,275
Receivables	3,776	3,250	3,905
Inventories	38,775	40,416	34,511
Prepaid expenses and other	3,249	3,245	3,063
Current assets of discontinued operations	145	262	195

Total current assets	51,948	53,093	48,949

Property and equipment, at cost:
Property and equipment, at cost	135,152	125,173	125,820
Less accumulated depreciation	(36,716)	(31,467)	(32,964)

Property and equipment, net	98,436	93,706	92,856

Property under capital lease:
Property under capital lease	5,618	5,420	5,341
Less accumulated amortization	(2,833)	(2,581)	(2,544)

Property under capital lease, net	2,785	2,839	2,797

Goodwill	16,162	15,416	15,260
Other assets and deferred charges	3,603	2,789	3,567

Total assets	$172,934	$167,843	$163,429

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper and other short-term borrowings	$5,239	$7,932	$1,506
Accounts payable	30,920	30,782	28,849
Dividends payable	1,021	993	—
Accrued liabilities	16,638	15,343	18,112
Accrued income taxes	810	355	677
Long-term debt due within one year	4,169	4,753	5,848
Obligations under capital leases due within one year	344	314	315
Current liabilities of discontinued operations	38	152	83

Total current liabilities	59,179	60,624	55,390

Long-term debt	34,394	30,803	31,349
Long-term obligations under capital leases	3,207	3,268	3,200
Deferred income taxes and other	6,202	5,575	6,014
Redeemable noncontrolling interest	310	—	397

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	4,134	4,219	4,313
Retained earnings	64,105	59,809	63,660
Accumulated other comprehensive (loss) income	(551)	1,511	(2,688)

Total Walmart shareholders’ equity	67,688	65,539	65,285

Noncontrolling interest	1,954	2,034	1,794

Total equity	69,642	67,573	67,079

Total liabilities and equity	$172,934	$167,843	$163,429

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Nine Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$10,041	$9,973
Loss (income) from discontinued operations, net of tax	22	(146)

Income from continuing operations	10,063	9,827
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,255	5,054
Other	225	637
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	540	394
Increase in inventories	(3,415)	(5,655)
Increase in accounts payable	1,028	914
Decrease in accrued liabilities	(1,256)	(745)

Net cash provided by operating activities	12,440	10,426

Cash flows from investing activities:
Payments for property and equipment	(8,885)	(8,174)
Proceeds from disposal of property and equipment	265	779
Proceeds from disposal of certain international operations	—	838
Investment in international operations, net of cash acquired	—	(74)
Other investing activities	(41)	(166)

Net cash used in investing activities	(8,661)	(6,797)

Cash flows from financing activities:
Increase in commercial paper and other short-term borrowings, net	3,475	2,949
Proceeds from issuance of long-term debt	5,465	5,568
Payment of long-term debt	(4,799)	(5,064)
Dividends paid	(3,179)	(2,814)
Purchase of Company stock	(5,105)	(3,521)
Purchase of redeemable noncontrolling interest	(456)	—
Other financing activities	(327)	(165)

Net cash used in financing activities	(4,926)	(3,047)

Effect of exchange rates on cash	(125)	(231)

Net (decrease) increase in cash and cash equivalents	(1,272)	351
Cash and cash equivalents at beginning of year (1)	7,275	5,569

Cash and cash equivalents at end of period	$6,003	$5,920

(1)	Includes cash and cash equivalents of discontinued operations of $77 million at January 31, 2008.

WAL-MART STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 Basis of Presentation

The Condensed Consolidated Balance Sheets of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart,” the “Company” or “we”) as of October 31, 2009 and 2008, the related Condensed Consolidated Statements of Income for the three- and nine-month periods ended October 31, 2009 and 2008, and the related Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2009 and 2008, are unaudited. The Condensed Consolidated Balance Sheet as of January 31, 2009, is derived from the Company’s audited Consolidated Balance Sheet at that date.

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

2 Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and other share-based awards was 10 million shares for the three and nine months ended October 31, 2009; and 13 million and 12 million shares for the three and nine months ended October 31, 2008, respectively. The Company had approximately 22 million and 1 million stock options outstanding at October 31, 2009 and 2008, respectively, which were not included in the diluted net income per share calculation because their effect would be antidilutive.

For purposes of determining consolidated net income per common share attributable to Walmart, income from continuing operations attributable to Walmart and the (loss) gain from discontinued operations, net of tax, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2009	2008	2009	2008
Income from continuing operations	$3,360	$3,146	$10,063	$9,827
Less consolidated net income attributable to noncontrolling interest	(114)	(113)	(338)	(365)

Income from continuing operations attributable to Walmart	3,246	3,033	9,725	9,462
(Loss) income from discontinued operations, net of tax	(7)	105	(22)	146

Consolidated net income attributable to Walmart	$3,239	$3,138	$9,703	$9,608

Beginning February 1, 2009, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share. The adoption of this policy, as a result of changes in accounting standards, did not have, and is not expected to have, a material impact on basic or diluted earnings per share.

3 Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories of foreign operations are primarily valued by the retail method of accounting, using the first-in, first-out (“FIFO”) method. At October 31, 2009 and 2008, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

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

On August 6, 2009, the Company issued and sold ¥83.1 billion of its Japanese Yen Bonds—Third Series (2009) (the “Fixed Rate Bonds”) and its ¥16.9 billion of its Japanese Yen Floating Rate Bonds—Second Series (2009) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to reduce a portion of its outstanding Yen credit facility. The Fixed Rate Bonds bear interest at a rate of 1.49% per annum. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable six-month Yen LIBOR for each interest period plus 0.60%, with an initial interest rate of 1.235%. Interest started accruing on the bonds on August 6, 2009. The Company will pay interest on the bonds on February 6 and August 6 of each year, commencing on February 6, 2010. The notes will mature on August 6, 2014. The notes are senior, unsecured obligations of Walmart.

On September 21, 2009, the Company issued and sold €1.0 billion of its 4.875% Notes Due 2029 at an issue price equal to 99.074% of the notes’ aggregate principal amount. Interest started accruing on the notes on September 21, 2009. The Company will pay interest on the notes on September 21 of each year, commencing on September 21, 2010. The notes will mature on September 21, 2029. The notes are senior, unsecured obligations of Walmart.

5 Fair Value Measurements

The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop our own assumptions.

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The cost and fair value of our debt as of October 31, 2009 is as follows:

(Amounts in millions)	Cost	Fair Value
Long-term debt	$38,563	$40,490

Additionally, as of October 31, 2009 and 2008, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy. As of October 31, 2009 and 2008, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	October 31, 2009		October 31, 2008
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$4,445	$238	$5,195	$223
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	177	1,250	240
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	462	(15)	462	(10)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,902	235	—	—

Total	$9,059	$635	$6,907	$453

The fair values above are the estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments as of the reporting dates.

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

The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company is holding $208 million in cash collateral from these counterparties at October 31, 2009. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. The Company has no outstanding collateral postings and in the event of providing cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for purposes of hedging its exposure to interest and foreign exchange rates, the contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Fair Value Instruments

The Company is party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges and all changes in fair value of the hedges were recorded on the balance sheet with no net impact on the income statement. These fair value instruments will mature on various dates ranging from February 15, 2011 to May 15, 2014.

Net Investment Instruments

At October 31, 2009 and 2008, the Company is party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive (loss) income, offsetting the foreign currency translation adjustment that is also recorded in accumulated other comprehensive (loss) income.

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of October 31, 2009 and 2008. The Company also has outstanding approximately ¥437.4 billion and ¥457.1 billion of debt that is designated as a hedge of the Company’s net investment in Japan at October 31, 2009 and 2008, respectively. Any translation of foreign-denominated debt is recorded in accumulated other comprehensive (loss) income, offsetting the foreign currency translation adjustment that is also recorded in accumulated other comprehensive (loss) income.

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

The Company is also party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of foreign-denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the foreign-denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive (loss) income to earnings to offset the re-measurement (loss) gain on the foreign-denominated debt. These cash flow instruments will mature on March 27, 2034 and September 21, 2029.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the Condensed Consolidated Balance Sheets in other assets and deferred charges, based on maturity date. Those instruments with an unrealized loss are recorded in accrued liabilities or deferred income taxes and other, based on maturity date.

As of October 31, 2009, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	October 31, 2009
(Amounts in millions)	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$238	$177	$278

Total assets	$238	$177	$278

Long-term debt	238	—	—
Deferred income taxes and other	—	—	58

Total liabilities	$238	$—	$58

During the first nine months of fiscal 2010, we reclassified $215 million from accumulated other comprehensive (loss) income to earnings to offset currency translation losses on the re-measurement of foreign denominated debt.

7 Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China. The Company defines our segments as those business units whose operating results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States operating under the “Walmart” or “Wal-Mart” brand, as well as walmart.com. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. The International segment consists of the Company’s operations outside of the 50 United States. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

The Company measures the results of its segments using each segment’s operating income which includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the segment operating income for each segment affected by the revisions is restated for all periods presented to maintain comparability.

Net sales by operating segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2009	2008	2009	2008
Net Sales:
Walmart U.S.	$61,807	$61,075	$187,260	$184,055
International	25,307	24,905	70,535	74,089
Sam’s Club	11,553	11,639	34,425	35,063

Total Company	$98,667	$97,619	$292,220	$293,207

Operating income by segment was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2009	2008	2009	2008
Operating Income:
Walmart U.S.	$4,525	$4,232	$13,890	$13,219
International	1,119	1,182	3,142	3,450
Sam’s Club	395	374	1,207	1,208
Other	(446)	(496)	(1,547)	(1,456)

Operating income	$5,593	$5,292	$16,692	$16,421
Interest expense, net	(475)	(456)	(1,415)	(1,408)

Income from continuing operations before income taxes	$5,118	$4,836	$15,277	$15,013

Goodwill is recorded on the Condensed Consolidated Balance Sheets for the operating segments as follows:

(Amounts in millions)	October 31, 2009	October 31, 2008	January 31, 2009
International	$15,857	$15,111	$14,955
Sam’s Club	305	305	305

Total goodwill	$16,162	$15,416	$15,260

The increase in the International segment’s goodwill since October 31, 2008, primarily resulted from currency exchange rate fluctuations and the acquisition of Distribución y Servicio D&S S.A. (“D&S”) in January 2009. The increase in the International segment’s goodwill since January 31, 2009 primarily resulted from currency exchange rate fluctuations.

8 Equity and Comprehensive Income

The following is a summary of the changes in total equity:

	2009				2008
	Walmart shareholders’ equity	Noncontrolling interest		Total equity	Walmart shareholders’ equity	Noncontrolling interest	Total equity
(Amounts in millions)
Balances—January 31,	$65,285	$1,794		$67,079	$64,608	$1,929	$66,537
Net income	9,703	320	(1)	10,023	9,608	365	9,973
Components of other comprehensive income, net of tax
Foreign currency translation	2,198	8		2,206	(2,353)	22	(2,331)
Other unrealized losses	(61)	—		(61)	—	—	—
Cash dividends	(4,200)	—		(4,200)	(3,801)	—	(3,801)
Purchase of Company stock	(5,241)	—		(5,241)	(3,416)	—	(3,416)
Purchase of redeemable noncontrolling interest	(288)	—		(288)	—	—	—
Other equity transactions	292	(168)		124	893	(282)	611

Balances—October 31,	$67,688	$1,954		$69,642	$65,539	$2,034	$67,573

(1)	Excludes $18 million for the first nine months of fiscal 2010 that is related to the redeemable noncontrolling interest.

The components of comprehensive income (loss) for the three and nine months ended October 31, 2009 and 2008 were as follows:

	Three Months Ended October 31,			Nine Months Ended October 31,
(Amounts in millions)	2009		2008	2009		2008
Consolidated net income	$3,353	(1)	$3,251	$10,041	(1)	$9,973
Other comprehensive income, net of tax
Foreign currency translation	(336	) (2)	(3,302)	2,260	(2)	(2,331)
Other unrealized income (losses)	56		—	(61)		—

Comprehensive income (loss)	$3,073		$(51)	$12,240		$7,642
Less comprehensive income attributable to the noncontrolling interest	(67	) (3)	(224)	(400	) (3)	(387)

Comprehensive income (loss) attributable to Walmart	$3,006		$(275)	$11,840		$7,255

(1)	Includes $10 million for the third quarter of fiscal 2010 and $18 million for the first nine months of fiscal 2010 that is related to the redeemable noncontrolling interest.
(2)	Includes ($20) million for the third quarter of fiscal 2010 and $54 million for the first nine months of fiscal 2010 that is related to the redeemable noncontrolling interest.
(3)	Includes $10 million for the third quarter of fiscal 2010 and ($72) million for the first nine months of fiscal 2010 that is related to the redeemable noncontrolling interest.

Accumulated other comprehensive (loss) income is composed of the following:

(Amounts in millions)	October 31, 2009	October 31, 2008	January 31, 2009
Foreign currency translation	$(198)	$1,750	$(2,396)
Other unrealized losses	(78)	(10)	(17)
Minimum pension liability	(275)	(229)	(275)

Total accumulated comprehensive (loss) income	$(551)	$1,511	$(2,688)

9 Common Stock Dividends

On March 5, 2009, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2010 to $1.09 per share, an increase of 15% over the dividends paid in fiscal 2009. The annual dividend is payable in four quarterly installments on April 6, 2009, June 1, 2009, September 8, 2009, and January 4, 2010 to holders of record on March 13, May 15, August 14 and December 11, 2009, respectively. The dividend installments payable on April 6, 2009 and June 1, 2009 and September 8, 2009 were paid as scheduled.

10 Income and Other Taxes

The Company’s effective tax rate was 34.3% for the three months ended October 31, 2009, compared to 34.9% for the three months ended October 31, 2008. The Company expects the fiscal 2010 annual effective tax rate to be approximately 34-35%. Significant factors that will impact the annual effective tax rate include completion of certain discrete tax matters, changes in management’s assessment of certain tax matters and the mix of domestic and international income.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the normal course of its business, the Company provides for uncertain tax positions, and the related interest and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. During the third quarter of fiscal 2010, unrecognized tax benefits related to continuing operations and accrued interest increased by $29 million and $15 million, respectively. For the first nine months of fiscal 2010, unrecognized tax benefits related to continuing operations decreased by $53 million and accrued interest and penalties increased by $34 million and $10 million, respectively. As of October 31, 2009 the Company’s unrecognized tax benefits relating to continuing operations were $964 million, of which $558 million would, if recognized, affect the Company’s effective tax rate.

During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by $310 million to $430 million, either because our tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any such audit resolutions to cause a significant change in its effective tax rate.

Additionally, at January 31, 2008 the Company had unrecognized tax benefits of up to $1.8 billion which, if recognized, would be recorded as discontinued operations. Of this, $63 million was recognized in discontinued operations during the second quarter of fiscal year 2009 following the resolution of a gain determination on a discontinued operation that was sold in fiscal year 2004. The balance of $1.7 billion at October 31, 2009 relates to a worthless stock deduction which the Company has claimed for the Company’s fiscal year 2007 disposition of its German operations. The Company believes it is reasonably possible this matter will be resolved within the next twelve months.

The Company classifies interest on uncertain tax benefits as interest expense and income tax penalties as operating, selling, general and administrative costs. At October 31, 2009, before any tax benefits, the Company had $306 million of accrued interest and penalties on unrecognized tax benefits.

The Company is subject to income tax examinations for its U.S. federal income taxes generally for the fiscal year 2009, with fiscal years 2004 through 2008 remaining open for a limited number of U.S. income tax issues. Non-U.S. income taxes are subject to income tax examination for the tax years 2002 through 2009, and state and local income taxes are open for the fiscal years 2004 through 2009 generally and for the fiscal years 1997 through 2003 for a limited number of issues.

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

11 Legal Proceedings

The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Wage-and-Hour Class Actions: The Company is a defendant in various cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company committed wage-and-hour violations by failing to provide rest breaks, meal periods, or other benefits, or otherwise by failing to pay them correctly. The complaints generally seek unspecified monetary damages, injunctive relief, or both. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits, except where the lawsuit has been settled or otherwise as noted below and described elsewhere in this Form 10-Q.

In one of the wage-and-hour lawsuits, Braun/Hummel v. Wal-Mart Stores, Inc., a trial was commenced in September 2006, in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, the jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal.

Another of the wage-and-hour lawsuits, Salvas v. Wal-Mart Stores, Inc., is pending in the Superior Court of Middlesex County, Massachusetts. The plaintiffs allege that class members worked off the clock and were not provided meal and rest breaks in accordance with Massachusetts law, and seek compensatory damages, statutory treble damages, interest, costs of court, and attorneys’ fees. On October 19, 2009, the parties entered into a settlement agreement disposing of all claims asserted in the litigation, which is subject to approval by the trial court. If the proposed settlement is approved, the amount to be paid by Wal-Mart will be approximately $40 million.

Exempt Status Cases: The Company is currently a defendant in seven cases in which the plaintiffs seek class or collective certification of various groups of salaried managers, and challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification was denied by the trial court on May 5, 2006. On April 25, 2008, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s ruling in part and reversed it in part, and remanded the case for further proceedings. On May 16, 2008, the Company filed a petition seeking review of that ruling by a larger panel of the court. On October 10, 2008, the court entered an Order staying all proceedings in the Sepulveda appeal pending the final disposition of the appeal in Dukes v. Wal-Mart Stores, Inc., discussed below. In another of the cases (Patel v. Wal-Mart Stores, Inc.), the plaintiffs’ Motion to Facilitate Class Notice was denied in orders dated June 19 and September 4, 2009, which constituted a denial of certification of the proposed collective action. Class certification has not been addressed in the other cases. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the Company’s handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company’s distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the Company’s handling of materials and hazardous waste. California state and local government authorities and the State of Nevada also initiated investigations into these matters. On November 3, 2009, the Company and the State of Nevada entered into a settlement agreement whereby the Company agreed to maintain enhanced hazardous waste management procedures and pay a $5,000 civil penalty. The Company is cooperating fully with the respective authorities. While management cannot predict the ultimate outcome in the California matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

12 Adoption of New Accounting Standards

The Company must, at times, adopt new accounting policies or adjust existing accounting policies to comply with new accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) or the SEC. The following subcaptions provide a discussion of the Company’s adoption of new accounting policies as required by new accounting standards that became effective February 1, 2009 or will become effective in future periods.

Accounting for Acquisitions

The Company accounts for all consolidated acquisitions and business combinations using the purchase method of accounting. As a result of new accounting standards effective February 1, 2009, the Company changed some of its accounting for business combinations on February 1, 2009. Therefore, certain policies differ when accounting for these acquisitions occurring before and after February 1, 2009, as discussed below.

Prior to February 1, 2009, the Company applied the following policies in accounting for business combinations:

•	acquisition costs were included as part of the business combinations;

•	only the Company’s proportionate share in the fair value of assets and liabilities acquired in a partial acquisition (less than 100% control was acquired) was recorded as part of the purchase price;

•	goodwill was only recorded to the extent of the Company’s proportionate share in a less than 100% acquired entity;

•	contingent consideration, if any, is recorded as additional purchase price when settled;

•	any adjustments to income tax valuation allowances or uncertain tax positions are recognized as adjustments to the accounting for the business combination; and

•	contingent liabilities acquired are recorded at acquisition if probable and reasonably estimable.

Subsequent to February 1, 2009, the Company will apply the following policies in accounting for business combinations, when applicable:

•	costs related to an acquisition are expensed as incurred;

•	regardless of the level of ownership acquired, the Company records the full fair value of assets and liabilities acquired as part of the purchase price;

•

goodwill includes any noncontrolling interest portion and is recorded as the excess of the cost of the acquisition over the total fair value of the assets and liabilities acquired and any noncontrolling interest;

•	contingent consideration, if any, is recorded at fair value as part of initial purchase price;

•	any adjustments to income tax valuation allowances or uncertain tax positions after the acquisition date are generally recognized as income tax expense; and

•	contingent liabilities acquired are recorded at fair value. If fair value is not determinable, a reasonably estimable amount is recorded, provided the incurrence of the liability is probable.

No acquisitions have occurred subsequent to February 1, 2009. However, if any adjustments to income tax valuation allowances and uncertain tax positions that relate to acquisitions prior to February 1, 2009 occur within a one year period from the acquisition date due to revised facts and circumstances at the acquisition date, then the adjustment will be recorded to goodwill. Adjustments outside the one year measurement period are typically recorded to the provision for income taxes.

Noncontrolling Interests

Effective February 1, 2009, the Company generally reports noncontrolling interests in subsidiaries in the equity section of the Company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. Consolidated net income is also reduced by the amount attributable to the noncontrolling interest to arrive at income “attributable to Walmart.” Accordingly, the changes have been retroactively applied in the Company’s condensed consolidated financial statements. Furthermore, when the Company acquires some or all of the noncontrolling interest, the transaction is accounted for as an equity transaction and any amount paid in excess of the noncontrolling interest’s cost basis acquired is recorded to additional paid in capital.

All noncontrolling interests where the Company may be required to repurchase a portion of the noncontrolling interest under a put option or other contractual redemption requirement are presented in the mezzanine section of the balance sheet between liabilities and equity, as redeemable noncontrolling interest.

In March 2009, the Company paid $436 million to acquire a portion of the redeemable noncontrolling interest in D&S through a second tender offer as required by the Chilean securities laws increasing its ownership stake in D&S to 74.6%. This transaction resulted in a $148 million acquisition of that portion of the redeemable noncontrolling interest and the remaining $288 million is reflected as a reduction of Walmart shareholders’ equity. Additionally, the former D&S controlling shareholders still hold a put option that is exercisable beginning in January 2011 through January 2016. During the exercise period, the put option allows each former controlling shareholder the right to require the Company to purchase up to all of their shares of D&S (approximately 25.1%) owned at fair market value at the time of an exercise, if any.

Future Accounting Policy Adoptions

A new accounting standard, effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. The Company will adopt this new standard on February 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.

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

During the third quarter of fiscal 2009, the Company initiated a restructuring program under which the Company’s Japanese subsidiary, The Seiyu Ltd., has closed or will close approximately 23 stores and dispose of certain excess properties. This restructuring involves incurring costs associated with lease termination obligations, asset impairment charges and employee separation benefits. The costs associated with this restructuring are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. In the third quarter of fiscal 2009, the Company recognized approximately $107 million, after tax, in restructuring expenses and operating results as discontinued operations. The cash flows and accrued liabilities related to this restructuring were insignificant for all periods presented. The Company recognized approximately $7 million and $22 million, after tax, in operating losses as discontinued operations for the three and nine months ended October 31, 2009, respectively. Additional costs will be recorded in future periods for lease termination obligations and employee separation benefits and are not expected to be material.

14 Subsequent Events

A subsequent event is a significant event or transaction occurring between the balance sheet date and the issue date of the financial statements that could make the financial statements misleading if not recognized or disclosed. Recognized subsequent events consist of those events that provide additional evidence with respect to conditions that existed at the date of the balance sheet and affect the estimates of amounts already recorded in financial statements. If required, the Company adjusts the financial statements for recognized subsequent events. Unrecognized subsequent events consist of those events that provide evidence with respect to conditions that did not exist at the balance sheet date being reported on, but arose subsequent to that date. These events should not result in an adjustment to the financial statements, but are disclosed if material. As of December 7, 2009, the date of issuance of the financial statements, we identified the following subsequent event for disclosure in the financial statements:

On December 6, 2009, the Company’s majority-owned subsidiary in Mexico, Wal-Mart de Mexico (“Walmex”), announced it has entered into an agreement to acquire 100 percent of the Company’s majority-owned subsidiary in Central America from the Company and the minority shareholders of that subsidiary. The effect of this transaction on the consolidated Company will be a purchase of the outstanding noncontrolling interest of our Central American business, with the Company’s ownership of Walmex declining slightly. Currently, the Company owns 68% of Walmex and 51% of the Central American business. The transaction is expected to close in the first quarter of fiscal 2010, subject to customary transaction closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of October 31, 2009, and for the three- and nine-month periods then ended and the accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2009, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2009, and incorporated by reference in and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2009.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to allow a better understanding of how those segments and their results affected the financial condition and results of operations of the Company as a whole.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. The Company measures the results of its segments using each segment’s operating income which includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the segment operating income for each segment affected by the revisions is restated for all periods presented to maintain comparability.

Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. Our comparable store sales are measured in this report on a calendar basis in relation with our fiscal calendar and, as a result, they may differ from the comparable store sales we report on the basis of the 4-5-4 retail calendar. Comparable store sales is also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

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

Company Performance Metrics

The Company’s performance metrics are embodied within three priorities for improving shareholder value: growth, leverage and returns. The Company’s priority of growth focuses on sales growth; the priority of leverage encompasses the Company’s metric to increase our operating income at a faster rate than the growth in total net sales and to grow our consolidated operating, selling, general and administrative expenses (“operating expenses”) at a slower rate than the growth of our total net sales; and the priority of returns focuses on how efficiently the Company employs our assets through return on investment and how effectively the Company manages working capital through free cash flow.

Growth

Total Sales

	Three Months Ended October 31,						Nine Months Ended October 31,
(Amounts in millions)	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change
Net Sales:
Walmart U.S.	$61,807	62.6%	1.2%	$61,075	62.6%	6.2%	$187,260	64.1%	1.7%	$184,055	62.7%	7.2%
International	25,307	25.7%	1.6%	24,905	25.5%	11.2%	70,535	24.1%	-4.8%	74,089	25.3%	16.5%
Sam’s Club	11,553	11.7%	-0.7%	11,639	11.9%	7.4%	34,425	11.8%	-1.8%	35,063	12.0%	7.8%

Total Net Sales	$98,667	100.0%	1.1%	$97,619	100.0%	7.6%	$292,220	100.0%	-0.3%	$293,207	100.0%	9.5%

Our total net sales increased 1.1% for the third quarter of fiscal 2010 and decreased 0.3% for the first nine months of fiscal 2010 compared to the corresponding periods in the prior year. The increase for the third quarter of fiscal 2010 primarily resulted from increased customer traffic and global unit and square footage growth, offset by the negative impact of currency exchange rates and a decrease in comparable store sales. Global square footage increased by approximately 5% since October 31, 2008 to a total square footage of approximately 945 million square feet. The decrease for the first nine months of fiscal 2010 primarily resulted from the negative impact of currency exchange rates, lower fuel prices and price deflation in certain merchandise categories. Changes in currency exchange rates had an unfavorable impact of $2.6 billion and $11.7 billion on the International segment’s net sales for the three and nine months ended October 31, 2009, respectively. For the three and nine months ended October 31, 2008, changes in currency exchange rates had a favorable impact of $25 million and $2.4 billion, respectively, on the International segment’s net sales. While we believe the most difficult comparisons of the U.S. dollar against foreign currency exchange rates have occurred for fiscal 2010, volatility in currency exchange rates may continue to impact the International segment’s net sales.

Comparable Store Sales

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Walmart U.S.	-0.6%	2.7%	0.0%	3.3%
Sam’s Club (1)	-2.0%	6.7%	-2.8%	7.0%

Total U.S. (2)	-0.8%	3.3%	-0.5%	3.9%

(1)	Sam’s Club comparable club sales include fuel. Fuel sales had a negative impact of 2.1 and 3.9 percentage points for the three and nine months ended October 31, 2009, respectively. Fuel sales had a positive impact of 2.2 and 2.9 percentage points for the three and nine months ended October 31, 2008, respectively.
(2)	Fuel sales had a negative impact of 0.4 and 0.6 percentage points for the three and nine months ended October 31, 2009, respectively. Fuel sales had a positive impact of 0.4 percentage points for the three and nine months ended October 31, 2008.

Comparable store sales in the United States, including fuel sales, decreased 0.8% for the third quarter of fiscal 2010 compared to an increase of 3.3% for the third quarter of fiscal 2009. For the nine months ended October 31, 2009, comparable store sales in the United States, including fuel sales, decreased 0.5%, compared to an increase of 3.9% for the nine months ended October 31, 2008. Comparable store sales in fiscal 2010 were lower than fiscal 2009 primarily due to a decrease in average transaction size per customer, resulting in part from deflation in certain merchandise categories, and lower fuel prices.

Leverage

Operating Income

	Three Months Ended October 31,						Nine Months Ended October 31,
(Amounts in millions)	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change	2009	Percent of Total	Percent Change	2008	Percent of Total	Percent Change
Operating Income:
Walmart U.S.	$4,525	80.9%	6.9%	$4,232	80.0%	7.3%	$13,890	83.2%	5.1%	$13,219	80.5%	8.9%
International	1,119	20.0%	-5.3%	1,182	22.3%	10.7%	3,142	18.8%	-8.9%	3,450	21.0%	15.5%
Sam’s Club	395	7.1%	5.6%	374	7.1%	1.6%	1,207	7.2%	-0.1%	1,208	7.4%	1.0%
Other	(446)	-8.0%	-10.1%	(496)	-9.4%	18.7%	(1,547)	-9.2%	6.3%	(1,456)	-8.9%	17.2%

	$5,593	100.0%	5.7%	$5,292	100.0%	6.7%	$16,692	100.0%	1.7%	$16,421	100.0%	8.9%

Operating income growth compared to net sales growth is a meaningful metric to share with investors because it indicates how effectively we manage costs and leverage expenses. Our objective is to grow operating income faster than net sales and to grow operating expenses at a slower rate than net sales. For the third quarter of fiscal 2010, our operating income increased 5.7% compared to the prior year, while our net sales increased 1.1% for the same period. Meeting this objective was primarily driven by gross margin increases across all segments. For the third quarter of fiscal 2010, we did not meet our objective of growing operating expenses at a slower rate than net sales as our operating expenses increased 3.0% versus the 1.1% increase in net sales. Across all segments, we fell short of this objective primarily due to a slower year over year increase in net sales and operating expense increases in health care benefits and advertising.

For the nine months ended October 31, 2009, our operating income increased 1.7% compared to the prior year, while our net sales decreased 0.3 % for the same period. Meeting this objective was primarily driven by gross margin increases across all segments. For the nine months ended October 31, 2009, we did not meet our objective of growing operating expenses at a slower rate than net sales as our operating expenses increased 2.5% versus the 0.3% decrease in net sales. Across all segments, we fell short of this objective primarily due to a decrease in net sales and increases in operating expenses due to higher health care benefits and advertising expenses.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with any possible short-term impacts.

ROI was 18.3% and 19.3% for the trailing twelve months ended October 31, 2009 and 2008, respectively. The period-over-period decrease in ROI is principally due to the adverse impact of currency exchange rates over the last twelve months, the accrual in the fourth quarter of fiscal 2009 for our settlement of 63 wage and hour class action lawsuits and our investment in Chile in January 2009.

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

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended October 31,
(Amounts in millions)	2009	2008
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income (1)	$23,069	$23,298
+ Interest income (1)	196	279
+ Depreciation and amortization (1)	6,940	6,725
+ Rent (1)	1,761	1,752

= Adjusted operating income	$31,966	$32,054

Denominator
Average total assets of continuing operations (2)	$170,185	$166,246
+ Average accumulated depreciation and amortization (2)	36,799	32,074
- Average accounts payable (2)	30,851	31,079
- Average accrued liabilities (2)	15,991	15,058
+ Rent * 8	14,088	14,016

= Invested capital	$174,230	$166,199

Return on investment (ROI)	18.3%	19.3%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations(1)	$13,989	$14,043

Denominator
Average total assets of continuing operations (2)	$170,185	$166,246

Return on assets (ROA)	8.2%	8.4%

	As of October 31,
Certain Balance Sheet Data	2009	2008	2007
Total assets of continuing operations (1)	$172,789	$167,581	$164,910
Accumulated depreciation and amortization	39,549	34,048	30,100
Accounts payable	30,920	30,782	31,376
Accrued liabilities	16,638	15,343	14,773

(1)	Based on continuing operations only and therefore excludes the impact of Gazeley Limited, a former United Kingdom property development subsidiary, which was sold in the second quarter of fiscal 2009, and the closure of 23 stores and divesture of other properties of The Seiyu, Ltd. in Japan pursuant to restructuring program adopted during the third quarter of fiscal 2009. All of these activities have been disclosed as discontinued operations. Total assets as of October 31, 2009, 2008 and 2007 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $145 million, $262 million and $749 million, respectively.
(2)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated positive free cash flow of $3.6 billion and $2.3 billion for the nine months ended October 31, 2009 and 2008, respectively. The increase in our free cash flow is primarily the result of improved inventory management. Compared to October 31, 2008, consolidated inventory at October 31, 2009 decreased by 4.1%.

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

Although other companies report free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by another company to calculate its free cash flow before comparing our free cash flow to that of such other company.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, for the nine months ended October 31, 2009 and 2008, as well as information regarding net cash used in investing activities and net cash used in financing activities in those periods.

	Nine Months Ended October 31,
(Amounts in millions)	2009	2008
Net cash provided by operating activities	$12,440	$10,426
Payments for property and equipment	(8,885)	(8,174)

Free cash flow	$3,555	$2,252

Net cash used in investing activities	$(8,661)	$(6,797)
Net cash used in financing activities	$(4,926)	$(3,047)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended October 31, 2009

Our consolidated net sales increased 1.1% and 7.6% for the third quarter of fiscal 2010 and fiscal 2009, respectively. The increase in fiscal 2010 primarily resulted from increased customer traffic and international growth initiatives. Currency exchange rates had a $2.6 billion unfavorable impact on the International segment’s net sales for the third quarter of fiscal 2010. For the third quarter of fiscal 2009, currency exchange rates had an insignificant favorable impact on the International segment’s net sales.

Our gross profit, as a percentage of net sales, (“gross profit margin”) increased from 24.6% for the third quarter of fiscal 2009 to 25.2% in the third quarter of fiscal 2010. This increase is primarily due to more effective merchandising and strong inventory management in the Walmart U.S. and Sam’s Club segments and increased supply chain productivity.

Operating expenses, as a percentage of net sales, increased 0.4 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This increase is primarily due to higher health care benefit and club remodel costs, increased advertising expenses and higher technology and system expenses which relate to our long-term transformation projects to enhance our information systems. These expenses were offset by lower wage-related expenses due to improvement in labor productivity.

Membership and other income, as a percentage of net sales, which includes a variety of income categories such as Sam’s Club membership income and tenant lease income, increased slightly in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Interest, net, increased 4.2% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This increase was primarily due to a decline in interest income, as our average invested cash balance during the quarter was less than the comparative period last year.

Our effective income tax rate from continuing operations decreased from 34.9% for the third quarter of fiscal 2009 to 34.3% for the third quarter of fiscal 2010 due to the settlement and changes in our assessment of certain discrete tax matters, as well as the mix of income between domestic and international operations.

Nine Months Ended October 31, 2009

Our total net sales decreased 0.3% for the nine months ended October 31, 2009 and increased 9.5% for the nine months ended October 31, 2008. The decrease in fiscal 2010 primarily resulted from the negative impact of currency exchange rates, lower fuel prices and price deflation in certain merchandise categories. Currency exchange rates had an $11.7 billion unfavorable impact on the International segment’s net sales for the nine months ended October 31, 2009. Currency exchange rates had a $2.4 billion favorable impact on the International segment’s net sales for the nine months ended October 31, 2008.

Our gross profit margin increased from 24.2% for the first nine months of fiscal 2009 to 24.9% for the nine months of fiscal 2010. This increase was primarily due to more effective merchandising and strong inventory management in the Walmart U.S. and Sam’s Club segments and increased supply chain productivity.

Operating expenses, as a percentage of net sales, increased 0.6 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. This increase is primarily due to lower net sales, currency exchange rates, higher health care benefit and club remodel costs, increased advertising expenses and increased technology and system expenses which relate to our long-term transformation projects to enhance our information systems for finance, merchandising and human resources.

Membership and other income, as a percentage of net sales, for the first nine months of fiscal 2010 was consistent with the first nine months of fiscal 2009.

Interest, net, for the first nine months of fiscal 2010 was consistent with the first nine months of fiscal 2009.

Our effective income tax rate from continuing operations decreased from 34.5% for the first nine months of fiscal 2009 to 34.1% for the first nine months of fiscal 2010 due to the settlement and changes in our assessment of certain discrete tax matters, as well as the mix of income between domestic and international operations.

Walmart U.S. Segment

Three Months Ended October 31, 2009

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2009	$61,807	1.2%	$4,525	6.9%	7.3%
2008	61,075	6.2%	4,232	7.3%	6.9%

Net sales for the Walmart U.S. segment increased 1.2% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The increase resulted primarily from our continued expansion activities and increased customer traffic in our stores. Comparable store sales for the third quarter of fiscal 2010 decreased 0.6% due to a decrease in the average transaction size per customer, in addition to price deflation in certain merchandise categories.

Gross profit margin increased 0.8 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to more effective merchandising, including product mix, stronger inventory management, increased supply chain productivity and increased payments from suppliers to support advertising expenses.

Operating expenses, as a percentage of segment net sales, increased 0.4 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to increases in health benefit costs, advertising expenses and less recycling income. These increases were offset by lower wage-related expenses attributable to improvements in labor productivity.

Other income, as a percentage of segment net sales, for the third quarter of fiscal 2010 was consistent with the third quarter of fiscal 2009.

Nine Months Ended October 31, 2009

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year period	Segment operating income	Segment operating income increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$187,260	1.7%	$13,890	5.1%	7.4%
2008	184,055	7.2%	13,219	8.9%	7.2%

Net sales for the Walmart U.S. segment increased 1.7% for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increase resulted from our continued expansion activities and increased customer traffic in our stores. Comparable store sales for the first nine months of fiscal 2010 were flat.

Gross profit margin increased 0.8 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to more effective merchandising, improved inventory management, including lower inventory shrinkage, and increased supply chain productivity.

Operating expenses, as a percentage of segment net sales, increased 0.5 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to a lower increase in net sales, higher health benefit costs and increased advertising expenses.

Other income, as a percentage of segment net sales, for the first nine months of fiscal 2010 decreased 0.1 percentage points compared to the first nine months of fiscal 2009 due to a decline in several miscellaneous income categories.

International Segment

At October 31, 2009, our International segment was comprised of our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China.

Three Months Ended October 31, 2009

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales increase from prior fiscal year third quarter	Segment operating income	Segment operating income decrease/ increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2009	$25,307	1.6%	$1,119	-5.3%	4.4%
2008	24,905	11.2%	1,182	10.7%	4.7%

Net sales for the International segment increased 1.6% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The increase primarily resulted from the inclusion of results from D&S, our majority-owned Chilean subsidiary acquired in January 2009, and international growth initiatives. These increases for the third quarter of fiscal 2010 were offset by the $2.6 billion unfavorable impact from currency exchange rates on the International segment’s net sales.

Gross profit margin for the third quarter of fiscal 2010 increased 0.1 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to the inclusion of results from D&S, acquired in January 2009, and international growth initiatives.

Operating expenses, as a percentage of segment net sales, increased 0.5 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to the inclusion of results from D&S, international growth initiatives, $40 million of charges at D&S, primarily from additional reserves for credit card receivables and a $46 million charge related to a previous sale-leaseback transaction.

Other income, as a percentage of segment net sales, increased slightly compared to the third quarter of fiscal 2009.

Operating income for the third quarter of fiscal 2010 had a $172 million unfavorable impact from changes in currency exchange rates.

Nine Months Ended October 31, 2009

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year period	Segment operating income	Segment operating income decrease/ increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$70,535	-4.8%	$3,142	-8.9%	4.5%
2008	74,089	16.5%	3,450	15.5%	4.7%

Net sales for the International segment decreased 4.8% for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease for the first nine months of fiscal 2010 primarily resulted from the $11.7 billion unfavorable impact from currency exchange rates, partially offset by the inclusion of results from D&S, our majority-owned Chilean subsidiary acquired in January 2009.

Gross profit margin for the first nine months of fiscal 2010 increased 0.1 percentage points compared to the first nine months of 2009.

Operating expenses, as a percentage of segment net sales, increased 0.4 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to the unfavorable impact of currency exchange rates, the inclusion of results from D&S, international growth initiatives, $40 million of charges at D&S, primarily from additional reserves for credit card receivables and a $46 million charge related to a previous sale-leaseback transaction.

Other income, as a percentage of segment net sales, increased 0.2 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to the inclusion of results from D&S.

Operating income for the first nine months of fiscal 2010 had a $661 million unfavorable impact from changes in currency exchange rates.

Sam’s Club Segment

Three Months Ended October 31, 2009

(Amounts in millions)

Three months ended October 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year third quarter	Segment operating income	Segment operating income increase from prior fiscal year third quarter	Segment operating income as a percentage of segment net sales
2009	$11,553	-0.7%	$395	5.6%	3.4%
2008	11,639	7.4%	374	1.6%	3.2%

Net sales for the Sam’s Club segment decreased 0.7% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decrease was primarily due to lower fuel prices and price deflation in certain merchandise categories. Comparable club sales, which decreased 2.0% in the third quarter of fiscal 2010, were negatively impacted by 2.1 percentage points due to the decline in fuel sales and a decrease in average transaction size per member. Compared to the third quarter of fiscal 2009, fuel sales declined primarily due to the decrease in average retail fuel price per gallon and average transaction size per member decreased due to price deflation in certain merchandise categories. These negative impacts were offset by an increase in comparable club traffic.

Gross profit margin increased 0.5 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to a continued shift in merchandise sales mix, as well as improved inventory management.

Operating expenses, as a percentage of segment net sales, increased 0.5 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to the impact of lower fuel prices on net sales, as well as higher health benefit and club remodel costs.

Membership and other income, as a percentage of segment net sales, for the third quarter of fiscal 2010 increased 0.1 percentage points for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Nine Months Ended October 31, 2009

(Amounts in millions)

Nine months ended October 31,	Segment net sales	Segment net sales decrease/increase from prior fiscal year period	Segment operating income	Segment operating income decrease/ increase from prior fiscal year period	Segment operating income as a percentage of segment net sales
2009	$34,425	-1.8%	$1,207	-0.1%	3.5%
2008	35,063	7.8%	1,208	1.0%	3.4%

Net sales for the Sam’s Club segment decreased 1.8% for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease was primarily due to lower fuel prices and price deflation in certain merchandise categories. Comparable club sales, which decreased 2.8% in the first nine months of fiscal 2010, were negatively impacted by 3.9 percentage points due to the decline in fuel sales and a decrease in average transaction size per member. Compared to the first nine months of fiscal 2009, fuel sales declined primarily due to the decrease in average retail fuel price per gallon and average transaction size per member decreased due to price deflation in certain merchandise categories. These negative impacts were offset by an increase in comparable club traffic.

Gross profit margin increased 0.8 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to a continued shift in merchandise sales mix as well as improved inventory management.

Operating expenses, as a percentage of segment net sales, increased 0.8 percentage points for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to the impact of lower fuel prices on net sales, as well as higher health benefit and club remodel costs.

Membership and other income, as a percentage of segment net sales, for the first nine months of fiscal 2010 was consistent with the nine months of fiscal 2009.

Unit Counts By Segment

As of October 31, 2009 and 2008, we operated the following number of stores, clubs and various other formats globally:

	October 31, 2009 Units	October 31, 2008 Units
Walmart U.S.	3,704	3,650
International	3,913	3,257
Sam’s Club	605	599

Total	8,222	7,506

For further information regarding unit counts please refer to our website www.walmartstores.com/investors.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. The increase in cash flows provided by operating activities for the nine months ended October 31, 2009, was primarily the result of improved inventory management. Selected cash flow data for the nine month periods ended October 31, 2009 and 2008 and current assets and liabilities for the periods then ended, are as follows:

(Amounts in millions)	Nine Months Ended October 31,
	2009	2008
Net cash provided by operating activities	$12,440	$10,426

Purchase of Company stock	(5,105)	(3,521)
Dividends paid	(3,179)	(2,814)
Proceeds from issuance of long-term debt	5,465	5,568
Payment of long-term debt	(4,799)	(5,064)
Increase in commercial paper and other short-term borrowings, net	3,475	2,949

Current assets	$51,948	$53,093
Current liabilities	59,179	60,624

Future Expansion

In the third quarter of fiscal 2009, the Company revised its capital expenditure forecast for the current fiscal year ending January 31, 2010. Capital expenditures for fiscal year 2010 are expected to be approximately $13 billion. Cash paid for property and equipment was $8.9 billion and $8.2 billion for the nine months ended October 31, 2009 and 2008, respectively. These expenditures primarily relate to new store growth, as well as remodeling costs for existing stores.

Working Capital

Current liabilities exceeded current assets at October 31, 2009 by $7.2 billion, an increase of approximately $800 million from January 31, 2009. This increase is primarily due to increased commercial paper and other short-term borrowings. Our ratio of current assets to current liabilities was 0.9 at October 31, 2009, October 31, 2008 and January 31, 2009. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of share repurchases and payment of dividends.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on May 31, 2007 and announced on June 1, 2007. On June 4, 2009, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $3.4 billion of remaining authorization for share repurchases, with a new $15.0 billion share repurchase program, announced on June 5, 2009. As a result, we have terminated, and will make no further share repurchases under the program announced on June 1, 2007. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below contains certain information regarding our share repurchases during the quarter ended October 31, 2009 under the share repurchase programs described above.

Dividends Paid

On March 5, 2009, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2010 to $1.09 per share, an increase of 15% over the dividends paid in fiscal 2009. The annual dividend is payable in four quarterly installments on April 6, 2009, June 1, 2009, September 8, 2009, and January 4, 2010 to holders of record on March 13, May 15, August 14 and December 11, 2009, respectively. For the first nine months of fiscal 2010, the Company paid dividends of $3.2 billion, compared to $2.8 billion for the first nine months of fiscal 2009. The Company expects to pay dividends of approximately $1 billion for the fourth quarter of fiscal 2010.

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to total capitalization as support for our long-term financing decisions. At October 31, 2009 and 2008 and January 31, 2009, the ratio of our debt to total capitalization was approximately 41.2%, 41.8% and 39.3%, respectively. For the purpose of this calculation, debt is defined as the sum of commercial paper and other short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity.

We use the ratio of adjusted cash flow from continuing operations to adjusted average debt as a metric to review leverage. Adjusted cash flow from continuing operations, the numerator in the calculation, is defined as net cash provided by operating activities of continuing operations plus two-thirds of operating rent expense less capitalized interest expense for the fiscal year or trailing twelve months. Adjusted average debt, the denominator in the calculation, is defined as average debt plus eight times average operating rent expense. Average debt is the simple average of beginning and ending commercial paper and other short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases for the period. Average operating rent expense is the simple average of operating rent expense over the current and prior fiscal years or twelve month periods. We believe this metric is useful to investors as it provides them with a tool to measure our leverage. This metric was 43% and 37% for the twelve months ended October 31, 2009 and 2008, respectively. The increase in the metric is principally due to improvements in net cash flow provided by operating activities.

The ratio of adjusted cash flow to adjusted average debt is considered a non-GAAP financial measure under the SEC’s rules. The most recognized directly comparable measure calculated in accordance with generally accepted accounting principles is the ratio of net cash flow provided by operating activities of continuing operations for the fiscal year or trailing twelve months to average debt (which excludes any effect of operating leases or capitalized interest), which was 53% and 45% for the trailing twelve months ended October 31, 2009 and 2008, respectively.

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

	For the Twelve Months Ended October 31,
(Amounts in millions)	2009	2008
Calculation of adjusted cash flow from operations to adjusted average debt
Numerator
Cash flows provided by operating activities	$25,161	$21,244
+ Two-thirds current period operating rent expense (1)	1,174	1,168
– Current year capitalized interest expense	92	109

Adjusted cash flow from operations	$26,243	$22,303

Denominator
Average debt (2)	$47,212	$47,254
Eight times average operating rent expense (3)	14,052	13,200

Average debt	$61,264	$60,454

Adjusted cash flow from operations to average debt (4)	43%	37%

Calculation of net cash flows from operating activities to average debt
Numerator
Net cash provided by operating activities	$25,161	$21,244

Denominator
Average debt (2)	$47,212	$47,254

Cash flows from operating activities to average debt (4)	53%	45%

Selected Financial Information
Current period operating rent expense	$1,761	$1,752
Prior period operating rent expense	1,752	1,548
Current period capitalized interest	92	109
Certain Balance Sheet Information
	As of October 31,
	2009	2008	2007
Commercial paper and other short-term borrowings	$5,239	$7,932	$9,126
Long-term debt due within one year	4,169	4,753	4,412
Obligations under capital leases due within one year	344	314	309
Long-term debt	34,394	30,803	30,070
Long-term obligations under capital leases	3,207	3,268	3,520

Total debt	$47,353	$47,070	$47,437

(1)	2/3 X $1,761 for the twelve months ended October 31, 2009 and 2/3 X $1,752 for the twelve months ended October 31, 2008.
(2)	($47,353 + $47,070)/2 for the twelve months ended October 31, 2009 and ($47,070 + $47,437)/2 for the twelve months ended October 31, 2008.
(3)	8 X (($1,761+ $1,752)/2) for the twelve months ended October 31, 2009 and 8 X (($1,752+ $1,548)/2) for the twelve months ended October 31, 2008.
(4)	The calculation of the ratio as defined.

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

On August 6, 2009, the Company issued and sold ¥83.1 billion of its Japanese Yen Bonds—Third Series (2009) (the “Fixed Rate Bonds”) and its ¥16.9 billion of its Japanese Yen Floating Rate Bonds—Second Series (2009) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to reduce a portion of its outstanding Yen credit facility. The Fixed Rate Bonds bear interest at a rate of 1.49% per annum. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable six-month Yen LIBOR for each interest period plus 0.60%, with an initial interest rate of 1.235%. Interest started accruing on the bonds on August 6, 2009. The Company will pay interest on the bonds on February 6 and August 6 of each year, commencing on February 6, 2010. The notes will mature on August 6, 2014. The notes are senior, unsecured obligations of Walmart.

On September 21, 2009, the Company issued and sold €1.0 billion of its 4.875% Notes Due 2029 at an issue price equal to 99.074% of the notes’ aggregate principal amount. Interest started accruing on the notes on September 21, 2009. The Company will pay interest on the notes on September 21 of each year, commencing on September 21, 2010. The notes will mature on September 21, 2029. The notes are senior, unsecured obligations of Walmart.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2009 are similar to those disclosed in our Form 10-K for the year ended January 31, 2009.

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

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, at times, must also use judgment in evaluating controls and procedures. Also, we have had investments in certain unconsolidated entities. Because we did not control or manage those entities, our controls and procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Wage-and-Hour Class Actions: Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Gellhaus v. WM, USDC, Eastern Dist. of TX, 7/21/09; Moore v. WM, USDC, Dist. of OR, 12/7/05; Klink v. WM, USDC, Dist. of OR, 2/26/09; Salvas v. WM, Superior Ct., Middlesex County, MA, 8/21/01 (settled 10/19/09, subject to court approval); Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Patel v. WM, USDC, Middle Dist. of AL, 5/6/08; Zinman v. WM, USDC, Northern Dist. of CA, 05/08/09; Bramble and Lynch v. WM, USDC, Eastern Dist. of PA, 10/27/09; Bramble v. WM, Court of Common Pleas, Philadelphia County, PA; Lynch v. WM, Superior Ct., Plymouth County, MA, 10/27/09.

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

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the Company’s handling of hazardous materials and hazardous waste and the Company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the Company’s distribution facilities. Further, the Company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the Company’s handling of materials and hazardous waste. California state and local government authorities and the State of Nevada have also initiated investigations into these matters. On November 3, 2009, the Company and the State of Nevada entered into a settlement agreement whereby the Company agreed to maintain enhanced hazardous waste management procedures and pay a $5,000 civil penalty. The Company is cooperating fully with the respective authorities. While management cannot predict the ultimate outcome in the California matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

On August 19, 2009, the Office of the District Attorney for Riverside County, California, notified the Company that it has instituted an investigation into whether violations of California laws regarding underground storage tanks occurred at two Sam’s Club gasoline stations. The Company is cooperating with the County’s investigation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

On November 6, 2009, the California South Coast Air Quality Management District (“SCAQMD”) notified the Company that it has instituted an investigation into whether Walmart stores located in the 4-county SCAQMD jurisdiction sold paints and other coatings that contained volatile organic compounds in excess of SCAQMD limits. The Company is cooperating with the SCAQMD’s investigation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material affect on the Company’s financial condition or results of operations.

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

Share repurchase activity under our share repurchase program was as follows during our quarter ended October 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2009	11,314,036	$50.75	11,314,036	$13.1
September 1-30, 2009	16,159,280	$50.40	16,159,280	12.3
October 1-31, 2009	19,312,743	$50.14	19,312,743	11.3

Total	46,786,059		46,786,059	$11.3

Item 4.	Other Information

This Quarterly Report contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 2 to Walmart’s Condensed Consolidated Financial Statements as of and for the quarter ended October 31, 2009 regarding the expected effect of the adoption of a new accounting policy on Walmart’s consolidated financial statements; statements in Note 10 to those Condensed Consolidated Financial Statements regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2010 and the factors that will impact that effective tax rate, regarding the possible effect of the recognition of certain unrecognized tax benefits and the effect of such recognition on Walmart’s effective tax rate and regarding the possible resolution of certain tax audit issues and other tax matters in the future; statements in Note 11 to those Condensed Consolidated Financial Statements regarding the outcome of the settlements of certain litigation to which Walmart is a party; and a statement in Note 13 to those Condensed Consolidated Financial Statements regarding how Walmart will record certain amounts in the future and management’s expectation that such amounts will not be material; (2) in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: a statement under the caption “Company Performance Metrics—Total Sales,” relating to the continuing impact of volatility in currency exchange rates on Walmart’s International segment’s net sales; a statement under the caption “Liquidity and Capital Resources—Future Expansion” relating to management’s expectations regarding Walmart’s aggregate capital expenditures in its fiscal year 2010; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds of the sale of commercial paper and other short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of commercial paper and other short-term borrowings and long-term debt securities, management’s plans to replace existing long-term debt as it matures, and management’s expectations as to obtaining additional long-term financing for other corporate purposes; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations as to the continuing implementation of a new financial system and each implementation becoming a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Resources” and in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program. These statements are identified by the use of the words “anticipate,” “are expected,” “consider,” “could reduce,” “expect,” “expected,” “may continue,” “may desire,” “may result,” “plan,” “will be,” “will become,” “will continue,” “will impact,” “would affect,” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2009. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 5.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

The Company agrees to furnish to the Commission, upon the Commission’s request, the instruments with respect to the Company’s Japanese Yen Bonds—Third Series (2009) and Japanese Yen Floating Rate Bonds—Second Series (2009), which are discussed in Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: December 7, 2009	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer

Date: December 7, 2009	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: December 7, 2009	By:	/s/ Steven P. Whaley
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

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.