Form 10-K
period 2010-01-31
WAL MART STORES INC
filed 2010-03-30
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2009, was $107,499,377,333. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

The registrant had 3,759,007,514 shares of common stock outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Annual Report to Shareholders for the Fiscal Year Ended January 31, 2010 (“Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 2010 (“Proxy Statement”)	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is hereinafter referred to as “we,” “Walmart” or the “company”) has previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations for certain periods, including our expected sales or earnings per share for certain periods and our comparable stores sales for a period, the amount, nature and allocation of future capital expenditures, opening of additional stores and clubs in the United States and additional units in the other countries in which we operate, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our liquidity and ability to access the capital markets, the effect of economic developments on our customers, our operations and our results of operations, our annual tax rate, and other similar matters. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “continue,” “estimate,” “expect,” “forecast,” “plan,” “projected,” “will be,” “will continue,” “will change,” “will decrease,” “will have,” “will increase” and “will remain.” Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and such reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed or implied in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, that are outside our control. Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales for any period, business operations, business strategy, plans, goals and objectives. These factors include, but are not limited to: general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, credit availability to consumers and businesses, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods we sell, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to our stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax, labor and other laws and regulations that affect our business, costs of compliance with laws and regulations, the outcome of legal proceedings to which we are a party, interest rate fluctuations, and other capital market, economic and geo-political conditions and events, including civil unrest and terrorist attacks. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty. The foregoing list of factors that may affect our operations and financial performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors, which we discuss below under the caption “Item 1A. Risk Factors.” In addition, from time to time we may disclose additional risk factors in our Quarterly Reports on Form 10-Q and other reports filed with the SEC. Readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors described and listed above, as well as the other risks, uncertainties and other factors, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make including those made herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Walmart,” the “company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Our fiscal year ends on January 31 for our U.S., Canada and Puerto Rico operations. Our fiscal year ends on December 31 for all other operations. During the fiscal year ended January 31, 2010, we had net sales of $405.0 billion.

Our operations comprise three business segments: Walmart U.S., International and Sam’s Club.

Our Walmart U.S. segment is the largest segment of our business, accounting for 63.8% of our fiscal 2010 net sales and operates retail stores in different formats in the United States, as well as Walmart’s online retail operations, walmart.com.

Our International segment consists of retail operations in 14 countries and Puerto Rico. This segment generated 24.7% of our fiscal 2010 net sales. The International segment includes numerous different formats of retail stores and restaurants, including discount stores, supercenters and Sam’s Clubs that operate outside the United States.

Our Sam’s Club segment consists of membership warehouse clubs in the United States and the segment’s online retail operations, samsclub.com. Sam’s Club accounted for 11.5% of our fiscal 2010 net sales.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA.

The Development of Our Company

Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In fiscal 1984, we opened our first three Sam’s Clubs, and in fiscal 1988, we opened our first supercenter. In fiscal 1999, we opened our first Neighborhood Market.

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In fiscal 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand. At January 31, 2010, our International segment was comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in five countries in Central America, and in Chile and Mexico, our joint ventures in India and China and our other controlled subsidiaries in China.

As of the end of fiscal 2010, we operated 803 discount stores, 2,747 supercenters, 158 Neighborhood Markets and 596 Sam’s Clubs in the United States. Our International segment operated units in Argentina (43), Brazil (434), Canada (317), Chile (252), Costa Rica (170), El Salvador (77), Guatemala (164), Honduras (53), India (1), Japan (371), Mexico (1,469), Nicaragua (55), Puerto Rico (56) and the United Kingdom (371) at the end of fiscal 2010. We also operated 279 stores in China through a combination of joint ventures and other controlled subsidiaries at the end of fiscal 2010. As of the end of fiscal 2010, our Indian business consisted of wholesale cash-and-carry and back-end supply chain management operations through our joint venture with Bharti Enterprises and technical support to the retail stores of Bharti Retail through a franchise agreement.

Our Business Segments

The company is engaged in the operations of retail stores located in all 50 states of the United States, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Central America, Chile and Mexico and our joint ventures in India and China and our other controlled subsidiaries in China. The company defines our segments as those business units whose operating results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

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

Walmart U.S. Segment

The Walmart U.S. segment had net sales of $258.2 billion, $255.3 billion and $238.9 billion for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. During the most recent fiscal year, no single discount store, supercenter or Neighborhood Market location accounted for as much as 1% of total company net sales.

General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states, with supercenters in 48 states, discount stores in 47 states and Neighborhood Markets in 16 states. Supercenters range in size from 80,000 square feet to 260,000 square feet, with an average size of approximately 185,000 square feet. Our discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 108,000 square feet. Neighborhood Markets range in size from 14,000 square feet to 62,000 square feet, with an average size of approximately 42,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.

WALMART U.S. SEGMENT

STORE COUNT AND SQUARE FOOTAGE (1)

	Walmart U.S. Supercenters					Walmart U.S. Discount Stores
Fiscal Year	Opened	Closed	Conversions (2)	Total	Square Footage	Opened	Closed	Conversions (2)	Total	Square Footage
Balance Forward				1,713	320,056				1,353	135,481
2006	101	—	166	1,980	370,711	24	(2)	(166)	1,209	123,607
2007	132	(3)	147	2,256	421,211	15	(2)	(147)	1,075	114,507
2008	82	—	109	2,447	456,516	7	(2)	(109)	971	104,561
2009	87	—	78	2,612	486,625	2	(4)	(78)	891	96,304
2010	49	—	86	2,747	509,475	—	(2)	(86)	803	86,869

		Walmart U.S. Neighborhood Markets					Total Walmart U.S. Segment
Fiscal Year		Opened	Closed	Total	Square Footage		Opened (3)	Closed	Total	Square Footage
Balance Forward				85	3,621				3,151	459,158
2006		15	—	100	4,218		140	(2)	3,289	498,536
2007		12	—	112	4,672		159	(5)	3,443	540,390
2008		20	—	132	5,552		109	(2)	3,550	566,629
2009		23	(2)	153	6,370		112	(6)	3,656	589,299
2010		5	—	158	6,564		54	(2)	3,708	602,908

(1)	“Total” and “Square Footage” columns are as of January 31 for the years shown. Square footage is reported in thousands.

(2)	Includes expansions, relocations and conversions of discount stores to supercenters.

(3)	Total opened, net of expansions, relocations and conversions of discount stores to supercenters.

Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including discount stores, supercenters and Neighborhood Markets.

•

Grocery consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, floral and dry grocery, as well as consumables such as health and beauty aids, household chemicals, paper goods and pet supplies;

•	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service;

•	Hardlines consist of fabrics and crafts, stationery and books, automotive accessories, hardware and paint, horticulture and accessories, sporting goods, outdoor entertaining and seasonal merchandise;

•	Apparel includes apparel for women, girls, men, boys and infants, shoes and jewelry;

•	Health and Wellness includes pharmacy and optical services; and

•	Home includes home furnishings, housewares and small appliances.

The Walmart U.S. segment also offers financial services and products, including money orders, wire transfers, check cashing and bill payment.

Nationally advertised merchandise represents a significant portion of sales in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands including “Great Value,” “Equate,” “Ol’ Roy,” “Spring Valley,” “Parent’s Choice,” “Marketside,” “Oak Leaf,” “Prima Della,” “Everstart,” “Faded Glory,” “No Boundaries,” “George,” “Athletic Works,” “Secret Treasures,” “Puritan,” “Hometrends,” “Mainstays,” “Ozark Trail,” “White Stag” and “Canopy.” The company also markets lines of merchandise under licensed brands, some of which include “General Electric,” “Black & Decker,” “Rival,” “Disney,” “Better Homes & Gardens,” “OP,” “Starter,” “Danskin Now” and “Just My Size.”

Sales for the Walmart U.S. segment by strategic merchandise unit were as follows during the fiscal year ended:

	January 31,
STRATEGIC MERCHANDISE UNITS	2010	2009
Grocery	51%	49%
Entertainment	13%	13%
Hardlines	11%	12%
Apparel	10%	11%
Health and Wellness	10%	10%
Home	5%	5%

Total	100%	100%

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining supercenters, discount stores and Neighborhood Markets vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including credit cards, debit cards, EBT cards, a private-label store credit card issued by a third-party provider and online payments through PayPal. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Walmart U.S. segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Our supercenters compete with other supercenter-type stores, hypermarts, discount stores, supermarkets, department, drug, variety and specialty stores, many of which are national or regional chains. Our discount stores and Neighborhood Markets compete with other discount, department, drug, variety and specialty stores and supermarkets, many of which are national or regional chains. We also compete with internet-based retailers and catalog businesses and with other retailers for new store sites.

Our ability to develop the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•

EDLP – our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Store of the Community – a program to ensure that the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located;

•	Clean, Fast and Friendly – our commitment to deliver a great customer experience through fast, friendly service in a clean environment;

•	Win, Play and Show – a strategy to select a merchandise assortment based on our growth potential, economies of scale and customer credibility in each business;

•	Save Even More – a strategy to meet or be below a competitor’s advertised price on key value items; and

•	Project Impact – a program to clarify merchandise offerings, improve customer experience, and increase productivity.

We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that provide confidence to our customers that we will have what they need and operating hours that allow customers to shop at their convenience. We believe these factors provide us with additional competitive advantages.

Distribution. During fiscal 2010, approximately 79% of the Walmart U.S. segment’s purchases of merchandise were shipped to the segment’s stores through our distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

Our Walmart U.S. segment operations are supported by 120 distribution facilities as of January 31, 2010, located strategically throughout the continental United States. Of these 120 distribution facilities, we owned and operated 105. Third parties owned and operated the remaining 15 distribution facilities. During fiscal 2010, the company opened a third-party return center and dot com facility; one owned return center and two third-party facilities were closed. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution centers also service our Sam’s Club segment for certain items.

International Segment

The International segment’s net sales for the fiscal years ended January 31, 2010, 2009 and 2008, were $100.1 billion, $98.8 billion and $90.6 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total company net sales.

General. Our International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries operating in five countries in Central America, and in Chile and Mexico, our joint ventures in India and China and our other controlled subsidiaries in China.

INTERNATIONAL SEGMENT

UNIT COUNT AND SQUARE FOOTAGE (1)

(In thousands)	Argentina		Brazil		Canada		Central America		Chile		China
Fiscal Year	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	11	2,175	149	11,393	262	29,953	—	—	—	—	43	7,550
2006	11	2,175	295	23,225	278	31,730	—	—	—	—	56	10,261
2007	13	2,427	299	23,789	289	33,591	413	7,128	—	—	73	13,583
2008	21	3,789	313	24,958	305	36,590	457	7,822	—	—	202	36,391
2009	28	4,301	349	26,594	318	39,501	502	8,277	197	9,564	225	39,973
2010	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437	279	49,401

	Japan(2)		India		Mexico		Puerto Rico		United Kingdom		Total International
Fiscal Year	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage	Unit Count	Square Footage
Balance Forward	—	—	—	—	679	39,133	54	3,596	282	23,328	1,480	117,128
2006	375	26,725	—	—	774	44,655	54	3,774	315	25,532	2,158	168,077
2007	369	26,887	—	—	889	50,401	54	3,829	335	26,800	2,734	188,435
2008	371	24,532	—	—	1,023	56,804	54	3,829	352	27,868	3,098	222,583
2009	371	24,478	—	—	1,201	63,067	56	4,037	358	29,011	3,605	248,803
2010	371	24,258	1	50	1,469	69,067	56	4,082	371	30,053	4,112	269,894

(1)	International unit counts, with the exception of Canada and Puerto Rico, are stated as of December 31, 2009 for fiscal 2010 and December 31, 2008 for fiscal 2009 to correspond with their Balance Sheet date. Balances prior to fiscal 2009 are stated as of January 31 of the corresponding fiscal year. Excludes units and square footage for our operations in Germany and South Korea, which we disposed of in October 2006. Square footage is reported in thousands.

(2)	Excludes 43 Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. Also excludes 23 Seiyu stores, which have closed or will close in fiscal 2011.

International unit counts and operating formats (1):

Country	Supermarkets	Discount Stores	Supercenters	Hypermarkets	Other	Total
Argentina	—	—	24	—	19	43
Brazil(2)	157	—	45	65	167	434
Canada	—	233	84	—	—	317
Chile	47	110	—	93	2	252
China	—	—	167	104	8	279
Costa Rica	25	127	—	6	12	170
El Salvador	25	50	—	2	—	77
Guatemala	28	113	—	7	16	164
Honduras	7	39	—	1	6	53
India	—	—	—	—	1	1
Japan	259	—	—	111	1	371
Mexico(3)	202	246	169	—	852	1,469
Nicaragua	7	48	—	—	—	55
Puerto Rico	30	7	8	—	11	56
United Kingdom	57	—	29	261	24	371

Grand Total	844	973	526	650	1,119	4,112

(1)	International unit counts, with the exception of Canada and Puerto Rico, are stated as of December 31, 2009 for fiscal 2010 to correspond with their Balance Sheet date.

(2)	“Other” format includes 23 Sam’s Clubs, 43 cash-n-carry stores, 100 combination discount and grocery stores and 1 general merchandise store.

(3)	“Other” format includes 98 Sam’s Clubs, 308 combination discount and grocery stores, 86 department stores and 360 restaurants.

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

Across the International segment, we are leveraging best practices, lessons from multiple store formats and global sourcing practices. In addition, relationships with key global suppliers continue to help us leverage our volumes across countries.

Seasonal Aspects of Operations. The International segment’s business is seasonal to a certain extent. Generally, a large volume of sales occur in our fourth fiscal quarter. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

Competition. The International segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety and specialty stores, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate. We also operate local, national and international restaurant chains in Mexico, and consumer finance operations in Chile and in Mexico. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the International segment determines, to a large extent, our competitive position. In our international units, our ability to operate the food departments effectively has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. We utilize a total of 132 distribution facilities located in Argentina, Brazil, Canada, Chile, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico and the United Kingdom, including two export consolidation facilities in the United States. Through these facilities, we process and distribute both imported and domestic products to the operating units of the International segment. During fiscal 2010, approximately 83% of the International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the International segment’s purchases directly to our stores in the various countries in which we operate. Of these 132 distribution facilities, we owned and operated 34 and leased and operated 37. Third parties owned and operated the remaining 61 distribution facilities.

Sam’s Club Segment

The Sam’s Club segment had net sales of $46.7 billion, $46.9 billion and $44.3 billion for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total company net sales.

General. As a membership club warehouse, we operate Sam’s Clubs in 48 states. Facility sizes for Sam’s Clubs generally range between 71,000 and 190,000 square feet, with an average size of approximately 133,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

SAM’S CLUB SEGMENT

CLUB COUNT AND SQUARE FOOTAGE (1)

Fiscal Year	Opened	Closed	Total	Square Footage
Balance Forward			551	70,677
2006	17	(1)	567	73,391
2007	15	(3)	579	76,270
2008	12	—	591	78,236
2009	11	—	602	79,906
2010	6	(12)	596	79,401

(1)	“Total” and “Square Footage” columns are as of January 31 for the years shown. Square footage is reported in thousands.

Merchandise. Sam’s Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label items including “Member’s Mark,” “Bakers & Chefs” and “Sam’s Club” brands in five categories, listed below, within the warehouse club format.

•	Food & Beverages, including dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral and other grocery items;

•	Health and Wellness, including pharmacy and optical services, HBA, OTC, paper goods, laundry and home care, baby care, pet supplies and restaurant supplies;

•	Technology, Office and Entertainment, including electronics, wireless, software, video games, movies, books, music, toys, office supplies, office furniture and photo processing;

•	Home and Apparel, including home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, house wares, seasonal items, mattresses and small appliances; and

•	Tobacco/Candy and Fuel/Auto, including snack foods, tobacco, tools and power equipment, tire and battery centers and gasoline stations.

Sales for the Sam’s Club segment by general merchandise category were as follows during the fiscal year ended:

	January 31,
CATEGORY	2010	2009
Food & Beverage	39%	39%
Health & Wellness	19%	18%
Technology, Office & Entertainment	10%	10%
Home & Apparel	8%	9%
Tobacco/Candy & Fuel/Auto	24%	24%

Total	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits business members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership-only operations. A variety of payment methods are accepted at our clubs, including debit cards, certain types of credit cards, and a private label and co-branded Discover credit cards issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

Members include both business owners and individual consumers. Individual consumers are referred to as Advantage members. The annual membership fee for an individual Advantage member is $40 for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for business members is $35 for the primary membership card, with a spouse/household card available at no additional cost. In addition, business members can add up to eight business associates to their business account for $35 each. Sam’s Club PLUS is a premium membership program that offers additional benefits and services. The annual fee for a Primary PLUS member (Business or Advantage) is $100. In addition, Business Plus primary members can add up to 16 business associates to their business membership for $35 each.

Seasonal Aspects of Operations. The Sam’s Club segment’s business is seasonal to a certain extent. Generally, its highest volume of sales occurs in the fourth fiscal quarter, which includes the holiday season, and the lowest volume occurs during the first fiscal quarter.

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, internet-based retailers and catalog businesses. Sam’s Club competes with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise to meet the needs of our members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2010, approximately 63% of the Sam’s Club segment non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and some of the Walmart U.S. segment’s distribution centers for certain items. Suppliers shipped the balance of the Sam’s Club purchases directly to Sam’s Club locations. As of January 31, 2010, our Sam’s Club segment operations were supported by 26 distribution facilities located strategically throughout the continental United States. Of these 26 distribution facilities, we owned and operated eight. Third parties owned and operated the remaining 18 distribution facilities.

The principal focus of our Sam’s Club’s distribution operations is on crossdocking merchandise, while stored inventory is minimized. Crossdocking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a crossdock facility, sometimes less than an hour.

Sam’s Club uses a combination of our private truck fleet, as well as common carriers to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

Other Segment Information

Certain financial information relating to our segments is included in our Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 to our Consolidated Financial Statements included therein, which information is incorporated herein by reference. Note 14 includes information regarding our net revenues received from external customers and the total assets of continuing operations we held in the United States and the other countries in which we operate. Portions of our Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

Employees

As of the end of fiscal 2010, the company and its subsidiaries employed approximately 2.1 million employees (“associates”) worldwide, with approximately 1.4 million associates in the United States and 700,000 associates internationally. Similar to other retailers, the company has a large number of part-time, hourly or non-exempt employees and experiences significant turnover in employees each year. In the United States, the company offers a broad range of company-paid benefits to our associates, including the Walmart Profit Sharing and 401(k) Plan, store discount cards or Sam’s Club memberships, bonuses based on company performance, matching a portion of purchases in the Associate Stock Purchase Program, and life insurance. The company also offers health-care benefits to eligible full-time and part-time associates. The company’s medical plan has no lifetime maximum benefit for most expenses.

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

A description of any substantive amendment or waiver of Walmart’s Code of Ethics for the CEO and Senior Financial Officers will be disclosed on the Investor Relations page of our website at www.walmartstores.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

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

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, fluctuations in currency exchange rates, higher tax rates and other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our Walmart U.S. segment and Sam’s Club segment, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods and result in slower inventory turnover and greater markdowns on inventory. Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than in the United States. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our International segment.

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

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Walmart U.S. segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores and hypermarts, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Our ability to offer value and service to our customers through various programs, including EDLP, Rollbacks and Store of the Community, have allowed us to compete successfully against our competitors in most instances. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business” above for additional discussion of our competitive situation in our various operating segments.

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

We currently conduct operations in Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, Puerto Rico, and the United Kingdom, as well as through joint venture agreements in China and India and our other controlled subsidiaries in China. During fiscal 2010, our International operations generated 24.7% of our net sales. As a result of our expansion activities in foreign countries, we expect that our International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, both of the United States and of the other countries in which we operate, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could adversely affect our financial performance.

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

The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, other weather conditions, whether as a result of climate change or otherwise, such as major winter storms, droughts and tornados, and geo-political events, such as civil unrest in a country in which we operate or in which our suppliers are located or terrorist attacks, both internationally and domestically, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These factors could otherwise disrupt and adversely affect our operations and financial performance.

The significant property damage experienced by the company and others resulting from the hurricanes in fiscal year 2006 resulted in substantial increases in property insurance premiums and limitations in coverage offered by the property insurance markets to us and others. The insurance coverage offered to the company for named windstorms, such as hurricanes and tropical storms, was substantially more limited and carried higher premiums than the coverage previously available to us. As a result, the company has chosen to be primarily self-insured for losses that may result from named windstorms.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 4, 2004, the U.S. district court hearing this case issued an order granting in part and denying in part the plaintiffs’ motion for class certification, which we have appealed. On February 6, 2007, a divided three-judge panel of the United States Court of Appeals for the Ninth Circuit upheld the district court’s ruling. On February 20, 2007, the company filed a petition asking that the decision be reconsidered by a larger panel of the Court of Appeals. On November 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the company’s Petition for Rehearing En Banc was denied as moot. The company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. The court of appeals heard oral argument on the Petition on March 24, 2009. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 11 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business. Implementation of a new financial system in fiscal year 2011, if not properly completed, could make financial information unavailable on a timely basis and delay our financial reporting.

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

In the second quarter of fiscal 2011, we expect to implement a new financial system in our U.S., Canada and Puerto Rico operations. The implementation of this new financial system relates to the largest portion of our business and will be a significant component of our internal controls over financial reporting. If the new financial system does not function properly upon implementation, we may be unable to produce information as needed to manage our business most efficiently or to accumulate and report financial information on a timely basis.

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

The number of discount stores, supercenters, Neighborhood Markets and Sam’s Clubs located in each state in the United States and the number of units located in each of the countries in which we operate are disclosed as of fiscal year-end January 31, 2010 in our Annual Report to Shareholders under the caption “Fiscal 2010 End-of-Year Store Count” and are incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2010, in the United States, we owned 3,214 of the buildings in which discount stores, supercenters and Neighborhood Markets operated and 483 of the buildings in which our Sam’s Clubs operated. Land on which our stores are located is either owned or leased by the company. In the United States, we lease the remaining buildings in which our stores and clubs operate from either commercial property developers pursuant to capital or operating lease arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for annual rentals, some of which escalate during the original lease term. In some cases, the leases provide for additional rent based on sales volume. Substantially all of the company’s store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.

We use independent contractors to construct our buildings.

Our 120 Walmart U.S. and 26 Sam’s Club distribution centers are located strategically throughout the continental United States. Of these 146 distribution facilities, we owned and operated 113 distribution facilities and third parties owned and operated the remaining 33 distribution facilities.

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

International. We operate our International segment stores and restaurants in a combination of owned and leased properties in each country in which our International segment operates. As of the end of fiscal 2010, we owned 33 properties in Argentina, 161 properties in Brazil, 117 properties in Canada, 125 properties in Chile, 1 property in China, 69 properties in Costa Rica, 9 properties in El Salvador, 14 properties in Guatemala, 7 properties in Honduras, 52 properties in Japan, 530 properties in Mexico, 25 properties in Nicaragua, 11 properties in Puerto Rico and 239 properties in the United Kingdom. The remaining operating units in each such country are leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. As of the end of fiscal 2010, our International operations are supported by 132 distribution facilities. Of these 132 distribution facilities, we owned and operated 34 and leased and operated 37. Third parties owned and operated the remaining 61 distribution facilities.

For further information on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings pending against us in Note 11 to our Consolidated Financial Statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. Our Consolidated Financial Statements and the notes thereto are included in our Annual Report to Shareholders. Portions of our Annual Report to Shareholders are an exhibit to this Annual Report on Form 10-K, and are incorporated herein by reference. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending, the date on which the petition commencing the lawsuit was filed and certain other information. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage-and-Hour Class Actions: Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Gellhaus v. WM, USDC, Eastern Dist. of TX, 7/21/09; Moore v. WM, USDC, Dist. of OR, 12/7/05 (settled subject to court approval); Klink v. WM, USDC, Dist. of OR, 2/26/09(settled subject to court approval); Smith/Ballard v. WM, USDC, Northern Dist. of CA, 3/16/06 (settled subject to court approval).

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

Gender Discrimination Cases: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; EEOC (Smith) v. WM, USDC, Eastern Dist. of KY, London Div., 8/24/01 (settled).

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

The U.S. Environmental Protection Agency (the “EPA”) approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment. The company then approached the EPA independently to address these issues, and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment. The parties are currently negotiating a resolution of this matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the company’s financial condition or results of operations.

In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response and is currently implementing mitigation measures and working with the USACE to resolve the matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the company’s financial condition or results of operations.

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

Additionally, the U.S. Attorney’s Office in the Northern District of California has initiated its own investigation regarding the company’s handling of hazardous materials and hazardous waste and the company has received administrative document requests from the California Department of Toxic Substances Control requesting documents and information with respect to two of the company’s distribution facilities. Further, the company also received a subpoena from the Los Angeles County District Attorney’s Office for documents and administrative interrogatories requesting information, among other things, regarding the company’s handling of materials and hazardous waste. California state and local government authorities have also initiated investigations into these matters. The company is cooperating fully with the respective authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the company’s financial condition or results of operations.

On March 28, 2008, the company received a Notice of Violation from the Missouri Department of Natural Resources (the “Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the company had contracted for recycling services. The Department alleges that the company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The EPA has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The company has submitted a response to the Notice of Violation and is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the company’s financial condition or results of operations.

On August 19, 2009, the Office of the District Attorney for Riverside County, California, notified the company that it has instituted an investigation into whether violations of California laws regarding underground storage tanks occurred at two Sam’s Club stations. The company is cooperating with the County’s investigation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the company’s financial condition or results of operations.

On November 6, 2009, the California South Coast Air Quality Management District (“SCAQMD”) notified the company that it has instituted an investigation into whether Wal-Mart stores located in the 4-county SCAQMD jurisdiction sold paints and other coatings that contained volatile organic compounds in excess of SCAQMD limits. The company and the SCAQMD have entered into a settlement agreement pursuant to which the company will pay $850,000 in civil penalties and $150,000 in investigation costs, and will contribute $950,000 to a fund for the benefit of the residents of the SCAQMD.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart names each of the executive officers of the company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Vice Chairman, Wal-Mart Stores, Inc., responsible for Walmart U.S. From September 2005 to November 2008, he served as Executive Vice President and President and Chief Executive Officer, Walmart U.S. From February 2005 to September 2005, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From December 2002 to February 2005, he served as President and Chief Executive Officer of Wal-Mart de Mexico.	2008	55

M. Susan Chambers	Executive Vice President, People Division. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration. From January 2002 to December 2003, she served as Senior Vice President, Insurance and Benefits Administration.	2006	52

Brian C. Cornell	Executive Vice President, President and Chief Executive Officer, Sam’s Club. From June 2007 to April 2009, he served as Chief Executive Officer of Michaels, Inc., an arts and crafts specialty retailer. From April 2004 to June 2007, he served as Executive Vice President and Chief Marketing Officer of Safeway, Inc., a food and drug retailer.	2009	51

Leslie A. Dach	Executive Vice President, Corporate Affairs and Government Relations. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	55

Michael T. Duke	President and Chief Executive Officer. From September 2005 to January 2009, he served as Vice Chairman, Wal-Mart Stores, Inc., responsible for Walmart International. From April 2003 to September 2005, he served as Executive Vice President, President and Chief Executive Officer, Walmart U.S. From July 2000 to April 2003, he served as Executive Vice President, Administration.	2009	60

Rollin L. Ford	Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2006	47

Thomas D. Hyde	Executive Vice President, Legal, Ethics and Corporate Secretary. From June 2003 to June 2005, he served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary. From July 2001 to June 2003, he served as Executive Vice President and Senior General Counsel.	2005	61

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Walmart International. From 2005 to 2009, he served as Executive Vice President, President and Chief Executive Officer, Sam’s Club. From August 2002 to August 2005, he served as Executive Vice President, Merchandising and Replenishment, Sam’s Club.	2009	43

Name	Business Experience	Current Position Held Since	Age
Thomas M. Schoewe	Executive Vice President and Chief Financial Officer.	2000	57

H. Lee Scott, Jr.	Chairman of the Executive Committee of the Board of Directors. From January 2000 to January 2009, he served as President and Chief Executive Officer.	2009	61

S. Robson Walton	Chairman of the Board of Directors.	1992	65

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller. Prior to September 2005, he served as Vice President and Controller at Southwest Airlines Co. since 2001.	2007	50

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Market price of common stock,” “Listing” and “Dividends paid per share” in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

Our common stock is principally traded in the United States on the New York Stock Exchange. At March 26, 2010, the latest practicable date, there were 292,983 common stock shareholders of record.

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009, which replaced and terminated a $15.0 billion share repurchase program approved by our Board of Directors on May 31, 2007 and announced on June 1, 2007. As was the case with the replaced share repurchase program, the new program has no expiration date or other restrictions limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. As of January 31, 2010, the program had approximately $9.2 billion of remaining authorization for share repurchases.

Share repurchase activity under our share repurchase program was as follows during our quarter ended January 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
Nov 1-30, 2009	12,888,398	$52.64	12,888,398	$10.7
Dec 1-31, 2009	14,138,546	$53.95	14,138,546	$9.9
Jan 1-31, 2010	13,322,348	$53.66	13,322,348	$9.2

Total	40,349,292		40,349,292	$9.2

ITEM 6.	SELECTED FINANCIAL DATA

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we began implementing a new financial system in stages. As part of the first stage, we implemented this financial system in ASDA, our United Kingdom subsidiary. The second stage, implementing the financial system in the U.S. and our subsidiaries in Canada and Puerto Rico, which is the largest portion of our business, is planned to occur in the second quarter of fiscal 2011. This new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the company’s independent registered public accounting firm, on the company’s internal control over financial reporting are included in our Annual Report to Shareholders, and are incorporated into this Item 9A by reference. Portions of our Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the company’s directors, certain family relationships, and compliance by the company’s directors, executive officers and certain beneficial owners of the company’s common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled “Information About the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2010 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

No material changes have been made to the procedures by which shareholders of the company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2009 Annual Shareholders’ Meeting as previously filed with the SEC.

The information regarding our Audit Committee, including our audit committee financial experts, and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to the information under the captions “Information About the Board—Board Committees,” “Corporate Governance—Audit Committee Financial Experts” and “Corporate Governance—Code of Ethics for the CEO and Senior Financial Officers” included in our Proxy Statement. “Item 1. Business,” above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to all information under the captions “Information About the Board – Compensation of the Directors,” “Executive Compensation” and under the sub-captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” that appear under the caption “Corporate Governance” included in our Proxy Statement.

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

The information required by this item is incorporated herein by reference to all information under the caption “Related-Party Transactions,” under the caption “Corporate Governance – Transaction Review Policy” and under the caption “Information About the Board—Director Independence” included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to all information under the caption “Corporate Governance—Audit Committee Pre-Approval Policy” and under the caption “Company Proposals— Proposal No. 2: Ratification of Independent Accountants” included in our Proxy Statement.

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

4(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4(e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4(g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4(h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4(i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512).

4(j)	First Supplemental Indenture, dated December 1, 2006, between Wal-Mart Stores, Inc. and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between Wal-Mart Stores, Inc. and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569).

*10(a)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective January 1, 2009.

+10(b)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2008 is incorporated herein by reference to Appendix A to the 2008 Proxy Statement.

+10(c)	The Rules of the ASDA Sharesave Plan 2000, as amended June 4, 2004, are incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(d)	The ASDA Colleague Share Ownership Plan 1999, as amended June 4, 2004, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

*10(e)	Form of Notification of Restricted Stock Award and Terms and Conditions of Award.

*10(f)	Form of Post -Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete.

+10(g)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2005, filed on March 31, 2005.

+10(h)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, as amended January 1, 2005, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 9, 2005.

+10(i)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated June 9, 2005.

*10(j)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Share Award, Notification of Award and Terms and Conditions of Award.

*10(k)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Performance Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award.

+10(l)	Amendment to form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated December 12, 2005.

+10(m)	Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (As Amended Effective January 1, 2005) is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(n)	Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective January 1, 2005 (except as otherwise provided therein) is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 7, 2006.

+10(o)	Agreement between Wal-Mart Stores, Inc. and H. Lee Scott, Jr., dated November 20, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 21, 2008.

*10(p)	Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete.

*12	Statement re computation of ratios.

*13	Portions of our Annual Report to Shareholders for the fiscal year ending January 31, 2010. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2010 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certification.

**32.2	Chief Financial Officer Section 906 Certification.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 30, 2010	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 30, 2010	By	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer and Director (Principal Executive Officer)

DATE: March 30, 2010	By	/s/ S. Robson Walton
S. Robson Walton Chairman of the Board and Director

DATE: March 30, 2010	By	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 30, 2010	By	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

DATE: March 30, 2010	By	/s/ Aida M. Alvarez
Aida M. Alvarez Director

DATE: March 30, 2010	By	/s/ James W. Breyer
James W. Breyer Director

DATE: March 30, 2010	By	/s/ M. Michele Burns
M. Michele Burns Director

DATE: March 30, 2010	By	/s/ James I. Cash, Jr.
James I. Cash, Jr. Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2010

DATE: March 30, 2010	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 30, 2010	By
Douglas N. Daft
Director

DATE: March 30, 2010	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: March 30, 2010	By	/s/ Allen I. Questrom
Allen I. Questrom
Director

DATE: March 30, 2010	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Chairman of the Executive Committee of the Board and Director

DATE: March 30, 2010	By	/s/ Arne M. Sorenson
Arne M. Sorenson
Director

DATE: March 30, 2010	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 30, 2010	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 30, 2010	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2010