Form 10-Q
period 2010-04-30
WAL MART STORES INC
filed 2010-06-04
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2010.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.10 Par Value – 3,709,648,571 shares as of June 1, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended April 30,
	2010	2009
Revenues:
Net sales	$99,097	$93,471
Membership and other income	751	771

	99,848	94,242

Costs and expenses:
Cost of sales	74,703	70,388
Operating, selling, general and administrative expenses	19,373	18,637

Operating income	5,772	5,217

Interest:
Debt	455	448
Capital leases	67	70
Interest income	(51)	(51)

Interest, net	471	467

Income from continuing operations before income taxes	5,301	4,750

Provision for income taxes	1,834	1,603

Income from continuing operations	3,467	3,147
Loss from discontinued operations, net of tax	—	(8)

Consolidated net income	3,467	3,139
Less consolidated net income attributable to noncontrolling interest	(143)	(117)

Consolidated net income attributable to Walmart	$3,324	$3,022

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$0.88	$0.77
Basic loss per common share from discontinued operations attributable to Walmart	—	—

Basic net income per common share attributable to Walmart	$0.88	$0.77

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$0.88	$0.77
Diluted loss per common share from discontinued operations attributable to Walmart	—	—

Diluted net income per common share attributable to Walmart	$0.88	$0.77

Weighted-average number of common shares:
Basic	3,765	3,920
Diluted	3,781	3,930

Dividends declared per common share	$1.21	$1.09

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	April 30, 2010	April 30, 2009	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,516	$6,578	$7,907
Receivables, net	4,235	3,356	4,144
Inventories	35,503	34,391	33,160
Prepaid expenses and other	3,291	3,266	2,980
Current assets of discontinued operations	129	155	140

Total current assets	51,674	47,746	48,331

Property and equipment:
Property and equipment	139,811	127,472	137,848
Less accumulated depreciation	(39,602)	(34,145)	(38,304)

Property and equipment, net	100,209	93,327	99,544

Property under capital leases:
Property under capital leases	5,713	5,394	5,669
Less accumulated amortization	(2,994)	(2,617)	(2,906)

Property under capital leases, net	2,719	2,777	2,763

Goodwill	15,859	14,882	16,126
Other assets and deferred charges	3,910	3,358	3,942

Total assets	$174,371	$162,090	$170,706

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,812	$1,457	$523
Accounts payable	31,372	28,541	30,451
Dividends payable	3,546	3,234	—
Accrued liabilities	15,617	15,263	18,734
Accrued income taxes	2,726	1,810	1,365
Long-term debt due within one year	6,012	5,731	4,050
Obligations under capital leases due within one year	353	318	346
Current liabilities of discontinued operations	74	45	92

Total current liabilities	64,512	56,399	55,561

Long-term debt	32,668	32,480	33,231
Long-term obligations under capital leases	3,112	3,185	3,170
Deferred income taxes and other	5,152	5,835	5,508
Redeemable noncontrolling interest	325	277	307

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	4,059	4,048	4,181
Retained earnings	62,486	61,556	66,638
Accumulated other comprehensive loss	(216)	(3,373)	(70)

Total Walmart shareholders’ equity	66,329	62,231	70,749

Noncontrolling interest	2,273	1,683	2,180

Total equity	68,602	63,914	72,929

Total liabilities and equity	$174,371	$162,090	$170,706

WAL-MART STORES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in millions except per share data)	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Walmart Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balances – February 1, 2010	3,786	$378	$3,803	$66,638	$(70)	$70,749	$2,180	$72,929
Consolidated net income (excludes redeemable noncontrolling interest)				3,324		3,324	146	3,470
Other comprehensive income					(146)	(146)	155	9
Cash dividends ($1.21 per share)				(4,552)		(4,552)		(4,552)
Purchase of Company stock	(56)	(6)	(98)	(2,928)		(3,032)		(3,032)
Other	6		(18)	4		(14)	(208)	(222)

Balances – April 30, 2010	3,736	$372	$3,687	$62,486	$(216)	$66,329	$2,273	$68,602

	Three Months Ended April 30,
(Amounts in millions)	2010		2009
Consolidated net income	$3,467	(1)	$3,139	(1)
Other comprehensive income, net of tax
Currency translation	(48	)(2)	(687	)(2)
Net change in fair value of derivatives	83		(14)

Total comprehensive income	$3,502		$2,438

Less comprehensive income attributable to the noncontrolling interest
Net income	$(143	)(1)	$(117	)(1)
Currency translation	(181	)(2)	16	(2)

Amounts attributable to the noncontrolling interest	(324)		(101)

Comprehensive income attributable to Walmart	$3,178		$2,337

(1)	Includes a $3 million loss and an $8 million gain for the first quarter of fiscal 2011 and 2010, respectively, that is related to the redeemable noncontrolling interest.
(2)	Includes a gain of $26 million and $25 million for the first quarter of fiscal 2011 and 2010, respectively, that is related to the redeemable noncontrolling interest.

WAL-MART STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$3,467	$3,139
Loss from discontinued operations, net of tax	—	8

Income from continuing operations	3,467	3,147
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,864	1,700
Other	(689)	(192)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(97)	419
Decrease (increase) in inventories	(2,230)	153
Increase (decrease) in accounts payable	392	(315)
Decrease in accrued liabilities	(1,734)	(1,341)

Net cash provided by operating activities	973	3,571

Cash flows from investing activities:
Payments for property and equipment	(2,563)	(2,607)
Proceeds from disposal of property and equipment	123	132
Other investing activities	204	(208)

Net cash used in investing activities	(2,236)	(2,683)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings, net	4,299	(266)
Proceeds from issuance of long-term debt	1,971	1,453
Payment of long-term debt	(37)	(63)
Dividends paid	(1,136)	(1,067)
Purchase of Company stock	(2,967)	(886)
Purchase of redeemable noncontrolling interest	—	(436)
Other financing activities	(294)	(238)

Net cash provided by (used in) financing activities	1,836	(1,503)

Effect of exchange rates on cash and cash equivalents	36	(82)

Net increase (decrease) in cash and cash equivalents	609	(697)
Cash and cash equivalents at beginning of year	7,907	7,275

Cash and cash equivalents at end of period	$8,516	$6,578

WAL-MART STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart,” the “Company” or “we”) included in this document are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2010. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report to Shareholders.

Note 2. Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and other share-based awards was 16 million shares for the three months ended April 30, 2010, and 10 million shares for the three months ended April 30, 2009. The Company had approximately 5 million and 28 million stock options outstanding at April 30, 2010 and 2009, respectively, which were not included in the diluted net income per common share attributable to Walmart calculation because their effect would be antidilutive.

For purposes of determining consolidated net income per common share attributable to Walmart, income from continuing operations attributable to Walmart and the loss from discontinued operations, net of tax, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2010	2009
Income from continuing operations	$3,467	$3,147
Less consolidated net income attributable to noncontrolling interest	(143)	(117)

Income from continuing operations attributable to Walmart	3,324	3,030
Loss from discontinued operations, net of tax	—	(8)

Consolidated net income attributable to Walmart	$3,324	$3,022

Note 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The Sam’s Club segment’s merchandise and merchandise in our distribution warehouses are valued based on the weighted-average cost using the LIFO method. Inventories for Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At April 30, 2010 and 2009, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

Note 4. Long-Term Debt

On April 1, 2010, the Company issued $750 million principal amount of its 2.875% Notes due 2015 and $1.250 billion principal amount of its 5.625% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $2.0 billion. The notes of each series require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2010. The 2.875% Notes due 2015 will mature on April 1, 2015, and the 5.625% Notes due 2040 will mature on April 1, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

Note 5. Fair Value Measurements

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

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of our debt as of April 30, 2010 and January 31, 2010 are as follows:

	April 30, 2010		January 31, 2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$38,680	$40,748	$37,281	$39,055

Additionally, as of April 30, 2010 and January 31, 2010, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy. As of April 30, 2010 and January 31, 2010, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	April 30, 2010		January 31, 2010
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$4,445	$258	$4,445	$260
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	268	1,250	189
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	638	(20)	638	(20)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,902	215	2,902	286

Total	$9,235	$721	$9,235	$715

The fair values above are determined based on the income approach and the related inputs of the relevant interest rate and foreign currency forward curves. The estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments approximate the fair values as of the reporting dates.

Note 6. Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty if the derivative liability position exceeds certain thresholds.

The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $294 million in cash collateral from these counterparties at April 30, 2010. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. As of April 30, 2010, the Company had no outstanding collateral postings. In the event the Company posts cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for purposes of hedging its exposure to interest and currency exchange rates, the contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in the Company’s earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.

Fair Value Instruments

The Company is party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges, and all changes in fair value of the hedges were recorded on the balance sheets with no net impact on the income statement. These fair value instruments will mature on dates ranging from February 2011 to May 2014.

Net Investment Instruments

The Company is party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive loss. These instruments will mature on dates ranging from October 2023 to February 2030.

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of April 30, 2010 and January 31, 2010. The Company also has outstanding approximately ¥437.4 billion of debt that is designated as a hedge of the Company’s net investment in Japan at April 30, 2010 and January 31, 2010, respectively. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive loss. These instruments will mature on dates ranging from January 2011 to January 2039.

Cash Flow Instruments

The Company is party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Changes in the non-U.S. benchmark interest rate result in reclassification of amounts from accumulated other comprehensive loss to earnings to offset the floating-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to August 2014.

The Company is also party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive loss to earnings to offset the re-measurement gain or loss on the non-U.S. denominated debt. These cash flow instruments will mature on dates ranging from September 2029 to March 2034. Any ineffectiveness related to these instruments has been and is expected to be immaterial.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the Condensed Consolidated Balance Sheets in other assets and deferred charges, based on maturity date. Those instruments with an unrealized loss are recorded in accrued liabilities or deferred income taxes and other, based on maturity date.

As of April 30, 2010 and January 31, 2010, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	April 30, 2010			January 31, 2010
(Amounts in millions)	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$258	$268	$215	$260	$189	$286

Asset Subtotals	$258	$268	$215	$260	$189	$286

Long-term debt	$258	$—	$—	$260	$—	$—
Deferred income taxes and other	—	—	20	—	—	20

Liability Subtotals	$258	$—	$20	$260	$—	$20

Note 7. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan, Puerto Rico and the United Kingdom, our majority-owned subsidiaries in Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China. The Company defines our segments as those business units whose operating results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We sell similar individual products and services in each of our segments. It is impractical to segregate and identify revenue and profits for each of these individual products and services.

As part of an operational realignment in February 2010, our Puerto Rico operations shifted from the Walmart International segment to the Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment now includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment now consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment now includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. All prior periods presented have been restated to maintain comparability. The amounts under the caption “Other” in the Operating Income table below represent unallocated corporate overhead items.

The Company measures the results of its segments using, among other measures, each segment’s operating income that includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the segment operating income for each segment affected by the revisions is restated for all periods presented to maintain comparability. In the first quarter of fiscal 2011, certain information systems expenses previously included in unallocated corporate overhead have been allocated to the segment that is directly benefitting from these costs.

Net sales by operating segment were as follows:

	Three Months Ended April 30,
(Amounts in millions)	2010	2009
Net Sales:
Walmart U.S.	$62,324	$61,627
Walmart International	25,030	20,621
Sam’s Club	11,743	11,223

Total Company	$99,097	$93,471

Operating income by segment was as follows:

	Three Months Ended April 30,
(Amounts in millions)	2010	2009
Operating Income:
Walmart U.S.	$4,638	$4,391
Walmart International	1,095	857
Sam’s Club	429	393
Other	(390)	(424)

Operating income	$5,772	$5,217
Interest expense, net	(471)	(467)

Income from continuing operations before income taxes	$5,301	$4,750

The following table sets forth the change in goodwill, by operating segment, for the three months ended April 30, 2010:

(Amounts in millions)	Walmart International	Walmart U.S.	Sam’s Club	Total
February 1, 2010	$15,606	$207	$313	$16,126
Currency translation	(319)	—	—	(319)
Other	52	—	—	52

April 30, 2010	$15,339	$207	$313	$15,859

Note 8. Accumulated Other Comprehensive Loss

The following table sets forth the changes in the composition of accumulated other comprehensive loss for the three months ended April 30, 2010:

(Amounts in millions)	Currency Translation	Derivative Instruments	Minimum Pension Liability	Total
Balances at February 1, 2010	$348	$77	$(495)	$(70)
Currency translation adjustment	(229)	—	—	(229)
Net change in fair value of derivatives	—	83	—	83

Balances at April 30, 2010	$119	$160	$(495)	$(216)

The currency translation adjustment includes a net translation loss of $992 million at April 30, 2010 related to net investment hedges of our operations in the U.K. and Japan. During the first three months of fiscal 2011, we reclassified $128 million from accumulated other comprehensive loss to earnings to offset currency translation gains on the re-measurement of non-U.S. denominated debt.

Note 9. Common Stock Dividends

On March 4, 2010, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2011 to $1.21 per share, an increase of 11% over the dividends paid in fiscal 2010. The annual dividend will be paid in four quarterly installments on April 5, 2010, June 1, 2010, September 7, 2010 and January 3, 2011 to holders of record on March 12, May 14, August 13 and December 10, 2010, respectively. The dividend installments payable on April 5, 2010 and June 1, 2010 were paid as scheduled.

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

Exempt Status Cases: The Company is a defendant in several cases in which the plaintiffs seek class or collective certification of various groups of salaried managers, and challenge their exempt status under state and federal laws. In one of those cases (Sepulveda v. Wal-Mart Stores, Inc.), class certification was denied by the trial court on May 5, 2006. On April 25, 2008, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s ruling in part and reversed it in part, and remanded the case for further proceedings. On May 16, 2008, the Company filed a petition seeking review of that ruling by a larger panel of the court. On October 10, 2008, the court entered an Order staying all proceedings in the Sepulveda appeal pending the final disposition of the appeal in Dukes v. Wal-Mart Stores, Inc., discussed below. Class certification has not been addressed in the other cases. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

The Company believes that the district court’s ruling is incorrect. On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided 6-5 opinion affirming certain portions of the district court’s ruling and reversing other portions. The Company intends to file a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit’s decision. On May 14, 2010, after the parties moved jointly for a stay pending final resolution of the Company’s petition for a writ of certiorari, the district court stayed further proceedings until the earlier of (1) the Supreme Court’s resolution of the Company’s petition or (2) September 30, 2010. If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal from the district court’s certification decision, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

        Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

In 2005, the Company received administrative document requests from the California Department of Toxic Substances Control seeking information with respect to two of the Company’s distribution facilities, and received a subpoena from the Los Angeles County District Attorney’s Office for information regarding the Company’s handling of materials and hazardous waste. California state and local government authorities also initiated investigations into these matters. The Company cooperated fully in these investigations, and recently resolved these matters. Pursuant to the settlement, these authorities, together with the California Attorney General and several county district attorneys, filed a proposed consent judgment in the Superior Court of San Diego County, which was approved by the Court on May 3, 2010. As a part of this settlement, the Company paid $20 million in civil penalties, approximately $1.6 million to reimburse the agencies for investigative costs, $3 million for supplemental environmental projects designed to aid enforcement of environmental laws in California, and $3 million to be spent on measures to ensure environmental compliance at the Company’s facilities in California.

Note 11. Recent Accounting Pronouncements

A new accounting standard, effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to assess more frequently whether they must consolidate VIEs. The Company adopted this new standard on February 1, 2010. The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.

Note 12. Subsequent Events

On May 27, 2010, we announced an agreement with Dansk Supermarked A/S, whereby ASDA, our subsidiary in the United Kingdom, will purchase Netto Foodstores Limited (“Netto”). Netto operates 193 stores averaging 8,000 square feet. The transaction is subject to regulatory approval and is expected to close in fiscal 2011. The estimated purchase price is approximately £778 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activity. Our focus for Sam’s Club is to provide exceptional value on brand name merchandise at “members only” prices for both business and personal use. Internationally, we operate with similar philosophies. Our fiscal year ends on January 31 for our U.S., Canada and Puerto Rico operations. Our fiscal year ends on December 31 for all other operations.

This discussion relates to Wal-Mart Stores, Inc. and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2010, and for the three-month period then ended and the accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2010, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2010, and incorporated by reference in and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2010.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess our performance. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

Our operations comprise three business segments: Walmart U.S., Walmart International and Sam’s Club. As part of an operational realignment, our Puerto Rico operations shifted from the Walmart International segment to the Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment now includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment now consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment now includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store sales. The Company measures the results of its segments using, among other measures, each segment’s operating income that includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the segment operating income for each segment affected by the revisions is restated for all periods presented to maintain comparability.

Comparable store sales is a measure which indicates the performance of our existing U.S. stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. Walmart’s definition of comparable store sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format are excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Comparable store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussions of our consolidated results and the operating results of our Walmart International segment, we sometimes refer to the impact of changes in currency exchange rates. When we refer to changes in currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the currency exchange rates we use to convert the Walmart International segment’s operating results from local currencies into U.S. dollars for reporting purposes. The impacts of currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not U.S. denominated.

In the second quarter of fiscal 2010, the Company began implementing a new financial system in stages. The first stage of the financial system implementation was in ASDA, our U.K. subsidiary; the second stage of implementation began in the United States, Puerto Rico and Canada on May 1, 2010. In connection with the second stage of the implementation, and coinciding with the improvements available in our new financial systems, we plan to revise our methodology for valuing inventory under the retail method of accounting. This will better align the accounting for inventory components with how the business is operated by measuring inventory at a more granular level. This change would be effective May 1, 2010 and reflected in the financial statements in the second quarter and for all prior periods presented. This change in accounting is not expected to have a material effect on the Company’s financial condition or results of operations.

Company Performance Metrics

The Company’s performance metrics emphasize three priorities for improving shareholder value: growth, leverage and returns. The Company’s priority of growth focuses on sales growth; the priority of leverage encompasses the Company’s objective to increase our operating income at a faster rate than the growth in net sales by growing our operating, selling, general and administrative expenses (“operating expenses”) at a slower rate than the growth of our net sales; and the priority of returns focuses on how efficiently the Company employs our assets through return on investment (“ROI”) and how effectively the Company manages working capital through free cash flow.

Growth

Net Sales

	Three Months Ended April 30,
	2010			2009
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$62,324	62.9%	1.1%	$61,627	65.9%
Walmart International	25,030	25.3%	21.4%	20,621	22.1%
Sam’s Club	11,743	11.8%	4.6%	11,223	12.0%

Net Sales	$99,097	100.0%	6.0%	$93,471	100.0%

Our net sales increased 6.0% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in net sales is primarily due to our continued global expansion activities, as we added 3.5% of additional retail square footage compared to the first quarter of 2010. In addition, $2.5 billion of the increase in net sales was due to currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Comparable Store Sales

	Three Months Ended April 30,
	2010	2009
Walmart U.S.	-0.8%	1.6%
Sam’s Club (1)	4.9%	-2.2%

Total U.S. (2)	0.1%	0.9%

(1)	Sam’s Club comparable club sales include fuel. Fuel sales had a positive impact of 3.3 percentage points for the three months ended April 30, 2010. Fuel sales had a negative impact of 4.5 percentage points for the three months ended April 30, 2009.
(2)	Fuel sales had a positive impact of 0.6 percentage points for the three months ended April 30, 2010. Fuel sales had a negative impact of 0.7 percentage points for the three months ended April 30, 2009.

Comparable store sales in the United States, including fuel sales, increased 0.1% for the first quarter of fiscal 2011 compared to an increase of 0.9% for the first quarter of fiscal 2010. The increase in comparable stores sales during the first quarter of fiscal 2011 is primarily due to higher fuel prices, which have increased by approximately 41% over the same period in the prior year. This increase in fuel sales was partially offset by a reduction in customer traffic at certain stores located near areas with increases in the rate of unemployment, increased gasoline prices, deflation in certain merchandise categories, and increased competitive activity.

Leverage

	Three Months Ended April 30,
	2010			2009
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Increase	Operating Income	Percent of Total
Walmart U.S.	$4,638	80.4%	5.6%	$4,391	84.2%
Walmart International	1,095	19.0%	27.8%	857	16.4%
Sam’s Club	429	7.4%	9.2%	393	7.5%
Other	(390)	-6.8%	-8.0%	(424)	-8.1%

Total operating income	$5,772	100.0%	10.6%	$5,217	100.0%

We believe growing operating income at a faster rate than net sales growth is a meaningful measure because it indicates how effectively we manage costs and leverage operating expenses. Our objective is to grow operating expenses at a slower rate than net sales.

Operating Expenses

For the first quarter of fiscal 2011, operating expenses increased 3.9% when compared to the prior year while net sales increased 6.0% over the same period. Operating expenses grew at a slower rate than net sales primarily due to increased labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations.

Operating Income

For the first quarter of fiscal 2011, we met our objective of growing operating income at a faster rate than net sales. Our operating income for the first quarter of fiscal 2011 grew by 10.6% when compared to the prior year, while net sales increased by 6.0% over the same period. All of our operating segments met this objective primarily due to increased labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with any possible short-term impacts.

ROI was 19.1% and 18.7% for the trailing 12-month periods ended April 30, 2010 and 2009, respectively. The period-over-period increase in ROI is principally due to the improvement in adjusted operating income, the timing of our Chilean acquisition and the accrual for the settlement of 63 wage-and-hour class-action lawsuits in January 2009.

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

ROI is considered a non-GAAP financial measure under the SEC’s rules. We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles (“GAAP”) that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is income from continuing operations for the fiscal year or trailing twelve months divided by average total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by another company to calculate its ROI before comparing our ROI to that of such other company.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended April 30,
(Dollar amounts in millions)	2010	2009

CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income	$24,505	$22,698
+ Interest income	181	271
+ Depreciation and amortization	7,321	6,811
+ Rent	1,858	1,749

= Adjusted operating income	$33,865	$31,529

Denominator
Average total assets of continuing operations (1)	$168,089	$164,232
+ Average accumulated depreciation and amortization (1)	39,679	34,684
- Average accounts payable (1)	29,957	28,784
- Average accrued liabilities (1)	15,440	15,073
+ Rent * 8	14,864	13,992

= Average invested capital	$177,235	$169,051

Return on investment (ROI)	19.1%	18.7%

CALCULATION OF RETURN ON ASSETS

Numerator
Income from continuing operations	$15,247	$13,749

Denominator

Average total assets of continuing operations (1)	$168,089	$164,232

Return on assets (ROA)	9.1%	8.4%

	As of April 30,
Certain Balance Sheet Data	2010	2009	2008
Total assets of continuing operations (2)	$174,242	$161,935	$166,528
Accumulated depreciation and amortization	42,596	36,762	32,606
Accounts payable	31,372	28,541	29,027
Accrued liabilities	15,617	15,263	14,882

(1)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2)	Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of April 30, 2010, 2009 and 2008 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $129 million, $155 million and $955 million, respectively.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We ended the quarter with negative free cash flow of $1.6 billion and positive free cash flow of $964 million for the three months ended April 30, 2010 and 2009, respectively. The first quarter’s decrease in free cash flow is primarily the result of an increased investment in inventory.

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, income from continuing operations as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, for the three months ended April 30, 2010 and 2009, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities in those periods.

	Three Months Ended April 30,
	2010	2009
(Amounts in millions)
Net cash provided by operating activities	$973	$3,571
Payments for property and equipment	(2,563)	(2,607)

Free cash flow	$(1,590)	$964

Net cash used in investing activities	$(2,236)	$(2,683)

Net cash provided by (used in) financing activities	$1,836	$(1,503)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended April 30,	Net Sales (1)	% Change from Prior Fiscal Year First Quarter	Operating Income (1)	Operating Income as a Percentage of Net Sales	Total U.S. Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$99,097	6.0%	$5,772	5.8%	0.1%	8,445	955,840
2009	93,471	-0.6%	5,217	5.6%	0.9%	7,904	923,414

(1)	Amounts in millions
(2)	Amounts in thousands

Our consolidated net sales increased 6.0% and decreased 0.6% for the first quarter of fiscal 2011 and fiscal 2010, respectively. The increase in fiscal 2011 primarily resulted from our continued global expansion activities, as we added 3.5% of additional retail square footage compared to the first quarter of 2010. In addition, $2.5 billion of the increase in net sales was due to currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Our gross profit, as a percentage of net sales (“gross profit margin”), was 24.6% for the first quarter of fiscal 2011, which is comparable to the 24.7% gross profit margin reported for the first quarter of fiscal 2010.

Operating expenses, as a percentage of net sales, were 19.5% and 19.9% for the first quarter of fiscal 2011 and 2010, respectively. This decrease is primarily due to increased labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations.

Our effective income tax rate was 34.6% for the first quarter of fiscal 2011, which was comparable with the 33.7% effective tax rate for the same period in the prior year. We expect the fiscal 2011 annual effective tax rate to be approximately 34% to 35%. Significant factors that may impact the annual effective tax rate include changes in our assessment of certain tax contingencies and the mix of earnings among our U.S. and international operations.

As a result of the factors discussed above, we reported $3.5 billion and $3.1 billion of income from continuing operations for the fiscal quarters ended April 30, 2010 and 2009, respectively.

Walmart U.S. Segment

Three Months Ended April 30,	Net Sales (1)	% Change from Prior Fiscal Year First Quarter	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$62,324	1.1%	$4,638	7.4%	-0.8%	3,759	607,244
2009	61,627	3.8%	4,391	7.1%	1.6%	3,714	594,420

(1)	Amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart U.S. segment increased 1.1% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase resulted primarily from our continued expansion activities, partially offset by a decline in comparable store sales. Comparable store sales for the first quarter of fiscal 2011 decreased 0.8% due to a decline in customer traffic at certain stores located near areas with increases in the rate of unemployment, increased gasoline prices, deflation in certain merchandise categories, and increased competitive activity.

Gross profit margin for the first quarter of fiscal 2011 was comparable with the first quarter of fiscal 2010.

Operating expenses, as a percentage of segment net sales, for the first quarter of fiscal 2011 were comparable with the first quarter of fiscal 2010.

As a result of the factors discussed above, segment operating income was $4.6 billion for the first quarter of fiscal 2011 as compared to $4.4 billion for the same period in the prior year.

Walmart International Segment

Three Months Ended April 30,	Net Sales (1)	% Change from Prior Fiscal Year First Quarter	Operating Income (1)	Operating Income as a Percentage of Net Sales	Unit Counts	Retail Square Footage (2)
2010	$25,030	21.4%	$1,095	4.4%	4,081	268,035
2009	20,621	-11.6%	857	4.2%	3,579	248,007

(1)	Amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart International segment increased 21.4% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase primarily resulted from new store growth and the inclusion of the operating results of Distribución y Servicio (D&S) for only two months in the first quarter of fiscal 2010. Additionally, fluctuations in currency exchange rates provided a favorable impact of $2.5 billion to the Walmart International segment’s net sales.

Gross profit margin for the first quarter of fiscal 2011 was comparable with the first quarter of fiscal 2010.

Operating expenses, as a percentage of segment net sales, for the first quarter of fiscal 2011 were comparable with the first quarter of fiscal 2010.

Operating income for the first quarter of fiscal 2011 experienced an increase of $119 million due to currency rate fluctuations. Volatility in currency exchange rates may continue to impact the operating results of the Walmart International segment.

As a result of the factors above, segment operating income was $1.1 billion for the first quarter of fiscal 2011 compared to $857 million for the first quarter of fiscal 2010.

Sam’s Club Segment

Three Months Ended April 30,	Net Sales (1)	% Change from Prior Fiscal Year First Quarter	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$11,743	4.6%	$429	3.7%	4.9%	605	80,561
2009	11,223	-1.3%	393	3.5%	-2.2%	611	80,986

(1)	Amounts in millions
(2)	Amounts in thousands

Net sales for the Sam’s Club segment increased 4.6% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase was primarily due to significantly higher fuel prices this year compared to last year. Comparable club sales, which increased 4.9% in the first quarter of fiscal 2011, were positively impacted by 3.3 percentage points due to the increase in fuel sales. The remainder of the comparable club sales increase was primarily driven by continued strength in the fresh and health and wellness categories, as well as improving sales in discretionary categories such as home, apparel, and jewelry.

Gross profit margin for the first quarter of fiscal 2011 was comparable with the first quarter of fiscal 2010.

Operating expenses, as a percentage of segment net sales, decreased 0.6 percentage points for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to increased labor productivity, improved expense management in utilities, supplies and maintenance, and the impact of fuel prices on total sales.

Membership and other income, as a percentage of segment net sales, for the first quarter of fiscal 2011 was comparable with the first quarter of fiscal 2010. Membership income, which is recognized over the term of the membership, increased 2.5% compared to the first quarter of fiscal 2010 primarily due to membership upgrades.

As a result of the factors above, segment operating income was $429 million for the first quarter of fiscal 2011 compared to $393 million for the first quarter of fiscal 2010.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global expansion activities. Generally, some or all of the remaining free cash flow, if any, funds the dividends on our common stock and share repurchases.

	Three Months Ended April 30,
	2010	2009
(Amounts in millions)
Net cash provided by operating activities	$973	$3,571
Payments for property and equipment	(2,563)	(2,607)

Free cash flow	$(1,590)	$964

Net cash used in investing activities	$(2,236)	$(2,683)

Net cash provided by (used in) financing activities	$1,836	$(1,503)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $1.0 billion and $3.6 billion for the first quarters of fiscal 2011 and 2010, respectively. The decrease in cash flows provided by operating activities for the first quarter of fiscal 2011 was primarily attributable to an increased investment in inventory.

Working Capital

Current liabilities exceeded current assets by $12.8 billion and $8.7 billion at April 30, 2010 and 2009, respectively. Our ratio of current assets to current liabilities was 0.8 at April 30, 2010 and April 30, 2009. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to shareholders in the form of stock repurchases and payment of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were $2.6 billion during each of the quarters ended April 30, 2010 and 2009. These expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We expect to spend between $13 billion and $15 billion in capital expenditures during fiscal 2011.

Cash Flows from Financing Activities

During the first quarter of fiscal 2011, we increased our short-term borrowings by $4.3 billion to provide cash for a one-time acceleration of accounts payables related to the system implementation that began on May 1, 2010 for our operations in the U.S., Puerto Rico and Canada. We aggregated payments for the week of May 3 into the first day of the week, instead of our normal process of paying throughout the week.

On April 1, 2010, the Company issued $750 million principal amount of its 2.875% Notes due 2015 and $1.250 billion principal amount of its 5.625% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $2.0 billion. The notes of each series require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2010. The 2.875% Notes due 2015 will mature on April 1, 2015, and the 5.625% Notes due 2040 will mature on April 1, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

Dividends Paid

On March 4, 2010, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2011 to $1.21 per share, an increase of 11% over the dividends paid in fiscal 2010. The annual dividend will be paid in four quarterly installments on April 5, 2010, June 1, 2010, September 7, 2010 and January 3, 2011 to holders of record on March 12, May 14, August 13 and December 10, 2010, respectively. The Company paid dividends of $1.1 billion in each of the first quarters of fiscal 2011 and 2010 . The Company expects to pay dividends of approximately $3.5 billion for the remainder of fiscal 2011.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We spent approximately $3.0 billion and $900 million for share repurchases during the first quarter of fiscal years 2011 and 2010, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Capital Resources

Management believes that cash flows from continuing operations and proceeds from the issuance of short-term borrowings will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of short-term borrowings and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes. We anticipate no difficulty in obtaining long-term financing in view of our credit rating and favorable experiences in the debt market in the recent past. The following table details the ratings of the credit rating agencies that rated our outstanding indebtedness at April 30, 2010. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At April 30, 2010 and 2009, the ratio of our debt to total capitalization was 41.4% and 41.0%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2010 are similar to those disclosed in our Form 10-K for the year ended January 31, 2010.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 and 14 of Exhibit 13 to the Annual Report to Shareholders for the year ended January 31, 2010 that is an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2010, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we began implementing a new financial system in stages. As part of the first stage, we implemented this financial system in ASDA, our United Kingdom subsidiary. The second stage of the implementation began on May 1, 2010 for the largest portion of our business, the U.S. and our subsidiaries in Canada and Puerto Rico. This new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Wage-and-Hour Class Actions: Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Bryan v. WM, Superior Ct. of CA, Alameda County, 10/9/08; Gellhaus v. WM, USDC, Eastern Dist. of TX, 7/21/09.

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Zinman v. WM, USDC, Northern Dist. of CA, 05/08/09; Bramble and Lynch v. WM, USDC, Eastern Dist. of PA, 10/27/09; Bramble v. WM, USDC, Eastern Dist. of PA, 10/27/09; Lynch v. WM, USDC, District of MA, 10/27/09; Davis v. WM, USDC, Middle Dist. of AL, Eastern Div., 01/26/10.

Gender Discrimination Cases: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

In 2005, the Company received administrative document requests from the California Department of Toxic Substances Control seeking information with respect to two of the Company’s distribution facilities, and received a subpoena from the Los Angeles County District Attorney’s Office for information regarding the Company’s handling of materials and hazardous waste. California state and local government authorities have also initiated investigations into these matters. The Company cooperated fully in these investigations, and recently resolved these matters. Pursuant to the settlement, these authorities, together with the California Attorney General and several county district attorneys, filed a proposed consent judgment in the Superior Court of San Diego County, which was approved by the Court on May 3, 2010. As a part of this settlement, the Company paid $20 million in civil penalties, approximately $1.6 million to reimburse the agencies for investigative costs, $3 million for supplemental environmental projects designed to aid enforcement of environmental laws in California, and $3 million to be spent on measures to ensure environmental compliance at the Company’s facilities in California.

The District Attorney for Solano County, California, has alleged that the Company’s store in Vacaville, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged or returned product containing dry granular fertilizer and pesticides on or about April 3, 2002. The parties settled this matter as part of the statewide consent judgment referenced above, regarding the Company’s hazardous waste management practices in California.

The District Attorney for Orange County, California, has alleged that the Company’s store in Foothill Ranch, California, failed to comply with certain California statutes regulating hazardous waste and hazardous materials handling practices. Specifically, the County is alleging that the Company improperly disposed of a limited amount of damaged product containing dry granular pesticide on or about January 24, 2005. The parties settled this matter as part of the statewide consent judgment referenced above, regarding the Company’s hazardous waste management practices in California.

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

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred. We note, however, that certain information contained in the risk factor addressing the fact that we are subject to certain legal proceedings that may adversely affect our results of operation, financial condition and liquidity has changed. In that risk factor we discuss the status of Dukes v. Wal-Mart Stores, Inc., a class action lawsuit in which we are a defendant. Please see Note 10 to the Condensed Consolidated Financial Statements for a discussion of a recent decision issued by the United States Court of Appeals for the Ninth Circuit in that case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We expended approximately $3.0 billion for share repurchases during the first quarter of fiscal year 2011. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Share repurchase activity under our share repurchase program was as follows during our quarter ended April 30, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)

February 1-28, 2010	12,525,078	$53.52	12,525,078	$8.5
March 1-31, 2010	21,049,381	$55.00	21,049,381	7.4
April 1-30, 2010	22,033,897	$54.62	22,033,897	6.2

Total	55,608,356		55,608,356	$6.2

Item 5. Other Information

This Quarterly Report contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 6 to Walmart’s Condensed Consolidated Financial Statements as of and for the quarter ended April 30, 2010 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; (2) in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: a statement under the caption “Overview” that a change in Walmart’s method of accounting for inventory will not have a material effect on Walmart’s financial condition or results of operations; a statement under the caption “Company Performance Metrics—Total Sales” (that also appears under the caption “Results of Operations—Consolidated”) relating to the continuing impact of volatility in currency exchange rates on Walmart’s International segment’s net sales; a statement under the caption “Results of Operations—Consolidated” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2011 and the factors that may impact that effective tax rate; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Investing Activities” relating to management’s expectations regarding Walmart’s aggregate capital expenditures in its fiscal year 2011; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Company Share Repurchase Program” (that also appears in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds”) regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, and management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so; and (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations as to the continuing implementation of a new financial system and each implementation becoming a significant component of Walmart’s internal control over financial reporting. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “expect,” “expected,” “may become,” “may continue,” “may desire,” “may impact,” “may result,” “plan,” “will be,” “will continue,” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and international suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2010. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 4, 2010	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer

Date: June 4, 2010	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: June 4, 2010	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.