Form 10-Q
period 2010-07-31
WAL MART STORES INC
filed 2010-09-01
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2010.

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

(479)273-4000

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.10 Par Value – 3,636,547,192 shares as of August 27, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in millions except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009 As Adjusted	2010	2009 As Adjusted
Revenues:
Net sales	$103,016	$100,168	$202,113	$193,639
Membership and other income	710	708	1,424	1,451

	103,726	100,876	203,537	195,090

Costs and expenses:
Cost of sales	77,523	75,056	152,223	145,451
Operating, selling, general and administrative expenses	20,013	19,891	39,387	38,537

Operating income	6,190	5,929	11,927	11,102

Interest:
Debt	477	447	932	895
Capital leases	65	68	132	138
Interest income	(57)	(42)	(108)	(93)

Interest, net	485	473	956	940

Income from continuing operations before income taxes	5,705	5,456	10,971	10,162

Provision for income taxes	1,958	1,870	3,780	3,455

Income from continuing operations	3,747	3,586	7,191	6,707
Loss from discontinued operations, net of tax	—	(7)	—	(15)

Consolidated net income	3,747	3,579	7,191	6,692
Less consolidated net income attributable to noncontrolling interest	(151)	(107)	(294)	(224)

Consolidated net income attributable to Walmart	$3,596	$3,472	$6,897	$6,468

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$0.97	$0.89	$1.85	$1.66
Basic loss per common share from discontinued operations attributable to Walmart	—	—	—	—

Basic net income per common share attributable to Walmart	$0.97	$0.89	$1.85	$1.66

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$0.97	$0.89	$1.84	$1.66
Diluted loss per common share from discontinued operations attributable to Walmart	—	—	—	(0.01)

Diluted net income per common share attributable to Walmart	$0.97	$0.89	$1.84	$1.65

Weighted-average number of common shares:
Basic	3,696	3,891	3,730	3,905
Diluted	3,707	3,900	3,744	3,915

Dividends declared per common share	$—	$—	$1.21	$1.09

Wal-Mart Stores, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in millions)

	July 31,		January 31,
	2010	2009 As Adjusted	2010 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$10,195	$7,997	$7,907
Receivables, net	4,531	3,684	4,144
Inventories	34,793	33,365	32,713
Prepaid expenses and other	3,395	3,499	3,128
Current assets of discontinued operations	131	147	140

Total current assets	53,045	48,692	48,032

Property and equipment:
Property and equipment	142,123	133,070	137,848
Less accumulated depreciation	(41,012)	(35,707)	(38,304)

Property and equipment, net	101,111	97,363	99,544

Property under capital leases:
Property under capital leases	5,720	5,583	5,669
Less accumulated amortization	(3,017)	(2,759)	(2,906)

Property under capital leases, net	2,703	2,824	2,763

Goodwill	15,993	16,149	16,126
Other assets and deferred charges	4,092	3,581	3,942

Total assets	$176,944	$168,609	$170,407

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,639	$1,122	$523
Accounts payable	33,953	28,797	30,451
Dividends payable	2,292	2,073	—
Accrued liabilities	17,547	16,706	18,734
Accrued income taxes	1,257	1,142	1,347
Long-term debt due within one year	5,546	6,959	4,050
Obligations under capital leases due within one year	346	336	346
Current liabilities of discontinued operations	75	41	92

Total current liabilities	65,655	57,176	55,543

Long-term debt	35,629	33,579	33,231
Long-term obligations under capital leases	3,073	3,246	3,170
Deferred income taxes and other	5,368	5,773	5,508
Redeemable noncontrolling interest	323	326	307

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	3,999	4,173	4,181
Retained earnings	61,746	62,840	66,357
Accumulated other comprehensive loss	(1,099)	(318)	(70)

Total Walmart shareholders’ equity	64,646	66,695	70,468
Noncontrolling interest	2,250	1,814	2,180

Total equity	66,896	68,509	72,648

Total liabilities and equity	$176,944	$168,609	$170,407

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in millions)

	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Walmart Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balances –February 1, 2010 (as adjusted)	3,786	$378	$3,803	$66,357	$(70)	$70,468	$2,180	$72,648
Consolidated net income (excludes redeemable noncontrolling interest)				6,897		6,897	292	7,189
Other comprehensive income (loss)					(1,029)	(1,029)	31	(998)
Cash dividends ($1.21 per share)				(4,552)		(4,552)		(4,552)
Purchase of Company stock	(137)	(14)	(242)	(6,920)		(7,176)		(7,176)
Other	6	—	74	(36)		38	(253)	(215)

Balances – July 31, 2010	3,655	$364	$3,635	$61,746	$(1,099)	$64,646	$2,250	$66,896

	Three Months Ended July 31,				Six Months Ended July 31,
(Amounts in millions)	2010		2009 As Adjusted		2010		2009 As Adjusted
Consolidated net income	$3,747	(1)	$3,579	(1)	$7,191	(2)	$6,692	(2)
Other comprehensive income, net of tax
Currency translation	(896	)(3)	3,283	(3)	(944	)(4)	2,596	(4)
Net change in fair value of derivatives	(108)		(98)		(25)		(112)

Total comprehensive income	$2,743		$6,764		$6,222		$9,176

Less comprehensive income attributable to the noncontrolling interest
Net income	$(151	)(1)	$(107	)(1)	$(294	)(2)	$(224	)(2)
Currency translation	121	(3)	(125	)(3)	(60	)(4)	(109	)(4)

Amounts attributable to the noncontrolling interest	(30)		(232)		(354)		(333)

Comprehensive income attributable to Walmart	$2,713		$6,532		$5,868		$8,843

(1)	Includes a $5 million and a $0 million gain for the three months ended July 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(2)	Includes a $2 million and an $8 million gain for the six months ended July 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(3)	Includes a $3 million and a $49 million gain for the three months ended July 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(4)	Includes a $29 million and a $74 million gain for the six months ended July 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in millions)

	Six Months Ended July 31,
	2010	2009 As Adjusted
Cash flows from operating activities:
Consolidated net income	$7,191	$6,692
Loss from discontinued operations, net of tax	—	15

Income from continuing operations	7,191	6,707
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,748	3,457
Other	(162)	(244)
Changes in certain assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(424)	575
Decrease (increase) in inventories	(2,086)	1,392
Increase (decrease) in accounts payable	3,090	(1,131)
Decrease in accrued liabilities	(1,338)	(861)

Net cash provided by operating activities	10,019	9,895

Cash flows from investing activities:
Payments for property and equipment	(5,554)	(5,744)
Other investing activities	(27)	(4)

Net cash used in investing activities	(5,581)	(5,748)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings, net	4,120	(654)
Proceeds from issuance of long-term debt	6,433	2,956
Payment of long-term debt	(2,639)	(95)
Dividends paid	(2,260)	(2,129)
Purchase of Company stock	(7,112)	(2,792)
Purchase of redeemable noncontrolling interest	—	(456)
Other financing activities	(587)	(264)

Net cash used in financing activities	(2,045)	(3,434)

Effect of exchange rates on cash and cash equivalents	(105)	9

Net increase in cash and cash equivalents	2,288	722
Cash and cash equivalents at beginning of year	7,907	7,275

Cash and cash equivalents at end of period	$10,195	$7,997

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

In connection with the Company’s enterprise resource planning (“ERP”) system implementation, we changed the level at which we apply the retail method of accounting for inventory, and reclassified certain revenue and expense items within our Condensed Consolidated Statements of Income for financial reporting purposes. The reclassifications did not impact consolidated operating income or consolidated net income attributable to Walmart. All prior period amounts have been reclassified to conform to the current period’s presentation. See Note 4, Accounting Change.

Recent Accounting Pronouncements

A new accounting standard, effective for and adopted by the Company on February 1, 2010, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to assess more frequently whether they must consolidate VIEs. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Note 2. Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and other share-based awards was 11 million and 14 million shares for the three and six months ended July 31, 2010, respectively, and 9 million and 10 million shares for the three and six months ended July 31, 2009, respectively. The Company had approximately 19 million and 29 million stock options outstanding at July 31, 2010 and 2009, respectively, which were not included in the diluted net income per common share attributable to Walmart calculation because their effect would be antidilutive.

The following table provides a reconciliation of the numerators used to determine basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions)	2010	2009 As Adjusted	2010	2009 As Adjusted
Income from continuing operations	$3,747	$3,586	$7,191	$6,707
Less consolidated net income attributable to noncontrolling interest	(151)	(107)	(294)	(224)

Income from continuing operations attributable to Walmart	3,596	3,479	6,897	6,483
Loss from discontinued operations, net of tax	—	(7)	—	(15)

Consolidated net income attributable to Walmart	$3,596	$3,472	$6,897	$6,468

Note 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s merchandise is valued based on the weighted-average cost using the LIFO method. Inventories for the Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At July 31, 2010 and 2009, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

As discussed in Note 4, effective May 1, 2010 the Company changed the level at which it applies the retail method for valuing its inventory for its operations in the United States, Canada and Puerto Rico. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

Note 4. Accounting Change

Effective May 1, 2010, the Company implemented a new ERP system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory in these operations from 13 divisions to 49 departments. The Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as provides a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

The retrospective application of the accounting change impacted the following financial statement line items:

(Amounts in millions except per share data)	Three Months Ended July 31, 2009			Six Months Ended July 31, 2009
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statements of Income:
Cost of sales (1)	$75,153	$(97)	$75,056	$145,541	$(90)	$145,451
Operating income	5,882	47	5,929	11,099	3	11,102
Provision for income taxes	1,853	17	1,870	3,456	(1)	3,455
Income from continuing operations	3,556	30	3,586	6,703	4	6,707
Consolidated net income attributable to Walmart	3,442	30	3,472	6,464	4	6,468
Basic net income per share attributable to Walmart	0.88	0.01	0.89	1.66	—	1.66
Diluted net income per share attributable to Walmart	0.88	0.01	0.89	1.65	—	1.65

(1)

The cost of sales adjustments includes $(47) million and $(3) million pertaining to the accounting change for the three and six months ended July 31, 2009, respectively. Certain reclassifications that had no effect on operating income or on the consolidated net income attributable to Walmart represent the remainder of the amounts included in the cost of sales adjustment columns above.

	July 31, 2009			January 31, 2010
(Amounts in millions)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Condensed Consolidated Balance Sheets:
Inventories	$33,861	$(496)	$33,365	$33,160	$(447)	$32,713
Prepaid expenses and other	3,336	163	3,499	2,980	148	3,128
Accrued income taxes	1,162	(20)	1,142	1,365	(18)	1,347
Retained earnings	63,153	(313)	62,840	66,638	(281)	66,357

Note 5. Debt

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

On July 8, 2010, the Company issued $750 million principal amount of its 2.250% Notes due 2015, $1.500 billion principal amount of its 3.625% Notes due 2020, and $750 million principal amount of its 4.875% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $3.0 billion. The notes of each series require semi-annual interest payments on January 8 and July 8 of each year, commencing on January 8, 2011. The 2.250% Notes due 2015 will mature on July 8, 2015; the 3.625% Notes due 2020 will mature on July 8, 2020; and the 4.875% Notes due 2040 will mature on July 8, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

On July 28, 2010, the Company issued and sold ¥60 billion of its Japanese Yen Bonds - Fourth Series (2010) (the “Fixed Rate Fourth Series Bonds”), ¥10 billion of its Japanese Yen Bonds – Fifth Series (2010) (the “Fixed Rate Fifth Series Bonds”) and ¥30

billion of its Japanese Yen Floating Rate Bonds - Third Series (2010) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to repay a portion of its outstanding borrowing under its Yen-denominated credit facility. The aggregate net proceeds of the bonds were approximately $1.0 billion. The Fixed Rate Fourth Series Bonds bear interest at a rate of 0.94% per annum, and the Fixed Rate Fifth Series Bonds bear interest at a rate of 1.60%. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable three-month Yen LIBOR for each interest period plus 0.45%. Interest started accruing on the bonds on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on July 29, 2010 and on the Floating Rate Bonds on July 28, 2010. The Company will pay interest on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on January 28 and July 28 of each year, commencing on January 28, 2011. The Company will pay interest on the Floating Rate Bonds on January 28, April 28, July 28, and October 28 of each year, commencing on October 28, 2010. The Fixed Rate Fourth Series Bonds and the Floating Rate Bonds will mature on July 28, 2015, and the Fixed Rate Fifth Series Bonds will mature on July 28, 2020. The entire principal amount of the bonds of each series is payable at maturity. The bonds of each series are senior, unsecured obligations of Walmart.

In June 2010, the Company renewed an existing 364-day revolving credit facility which is used to complement its commercial paper program (the “364-Day Facility”). The size of the 364-Day Facility was increased from $7.0 billion to $9.0 billion. In conjunction with the 364-Day Facility, the Company also renewed an existing letter of credit facility used to support various potential and actual obligations. The size of the new letter of credit facility was reduced from $2.35 billion to $2.23 billion to reflect program improvements. In both facilities, undrawn and drawn fees were reduced from the prior year. The 364-Day Facility remained undrawn as of July 31, 2010.

Note 6. Fair Value Measurements

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

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of our debt as of July 31, 2010 and January 31, 2010 are as follows:

	July 31, 2010		January 31, 2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$41,175	$44,407	$37,281	$39,055

Additionally, as of July 31, 2010 and January 31, 2010, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy. As of July 31, 2010 and January 31, 2010, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	July 31, 2010		January 31, 2010
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$4,445	$316	$4,445	$260
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	312	1,250	189
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	638	(20)	638	(20)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,902	74	2,902	286

Total	$9,235	$682	$9,235	$715

The fair values above are determined based on the income approach and the related inputs of the relevant interest rate and foreign currency forward curves. The estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments approximate the fair values as of the reporting dates.

Note 7. Derivative Financial Instruments

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

The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $327 million in cash collateral from these counterparties at July 31, 2010. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. As of July 31, 2010, the Company had no outstanding collateral postings. In the event the Company posts cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for purposes of hedging its exposure to interest and currency exchange rate risks, the contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in the Company’s earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.

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

The Company has £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of July 31, 2010 and January 31, 2010. The Company also has outstanding ¥437 billion of debt that is designated as a hedge of the Company’s net investment in Japan at July 31, 2010 and January 31, 2010, respectively. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive loss. These instruments will mature on dates ranging from January 2011 to January 2039.

Cash Flow Instruments

The Company is party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Changes in the non-U.S. benchmark interest rate result in reclassification of amounts from accumulated other comprehensive loss to earnings to offset the floating-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.

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

As of July 31, 2010 and January 31, 2010, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	July 31, 2010			January 31, 2010
(Amounts in millions)	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$316	$312	$74	$260	$189	$286

Asset Subtotals	$316	$312	$74	$260	$189	$286

Long-term debt	$316	$—	$—	$260	$—	$—
Deferred income taxes and other	—	—	20	—	—	20

Liability Subtotals	$316	$—	$20	$260	$—	$20

Note 8. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States and Puerto Rico, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan and the United Kingdom, our majority-owned subsidiaries in Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China. Our operations are conducted in three operating segments, the Walmart U.S. segment, the Walmart International segment and the Sam’s Club segment. The Company defines our segments as those business units whose operating results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We sell similar individual products and services in each of our segments. It is impractical to segregate and identify revenue and profits for each of these individual products and services.

As part of an operational realignment in February 2010, our Puerto Rico operations shifted from the Walmart International segment to the Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment now includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com.

The Walmart International segment now consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment now includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. All prior period amounts have been reclassified to conform to the current period’s presentation. The amounts under the caption “Other” in the Operating Income table below represent unallocated corporate overhead items.

The Company measures the results of its segments using, among other measures, each segment’s operating income that includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. In the first quarter of fiscal 2011, certain information systems expenses previously included in unallocated corporate overhead have been allocated to the segment that is directly benefitting from these costs. The segment operating income is reclassified for all prior periods presented to conform to the current period’s presentation.

Net sales by operating segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2010	2009	2010	2009
Net Sales:
Walmart U.S.	$64,654	$64,645	$126,978	$126,272
Walmart International	25,901	23,332	50,931	43,953
Sam’s Club	12,461	12,191	24,204	23,414

Net sales	$103,016	$100,168	$202,113	$193,639

Operating income by segment was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2010	2009 As Adjusted	2010	2009 As Adjusted
Operating Income:
Walmart U.S.	$4,879	$4,890	$9,494	$9,252
Walmart International	1,299	1,112	2,382	1,955
Sam’s Club	428	418	857	810
Other	(416)	(491)	(806)	(915)

Operating income	6,190	5,929	11,927	11,102
Interest expense, net	(485)	(473)	(956)	(940)

Income from continuing operations before income taxes	$5,705	$5,456	$10,971	$10,162

The following table sets forth the change in goodwill, by operating segment, for the six months ended July 31, 2010:

(Amounts in millions)	Walmart International	Walmart U.S.	Sam’s Club	Total
Balances — February 1, 2010	$15,606	$207	$313	$16,126
Currency translation	(216)	—	—	(216)
Other	83	—	—	83

Balances — July 31, 2010	$15,473	$207	$313	$15,993

Note 9. Accumulated Other Comprehensive Loss

The following table sets forth the changes in the composition of accumulated other comprehensive loss for the six months ended July 31, 2010:

(Amounts in millions)	Currency Translation	Derivative Instruments	Minimum Pension Liability	Total
Balances — February 1, 2010	$348	$77	$(495)	$(70)
Currency translation adjustment	(1,004)	—	—	(1,004)
Net change in fair value of derivatives	—	(25)	—	(25)

Balances — July 31, 2010	$(656)	$52	$(495)	$(1,099)

The currency translation adjustment includes a net translation loss of $593 million at July 31, 2010 related to the net investment hedges of our operations in the U.K. and Japan. During the six months ended July 31, 2010, we reclassified $111 million from accumulated other comprehensive loss to earnings to offset currency translation gains on the re-measurement of non-U.S. denominated debt.

Note 10. Common Stock Dividends

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

On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided (6-5) opinion affirming certain portions of the district court’s ruling and reversing other portions. On August 25, 2010, the Company filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit’s decision. On May 14, 2010, after the parties moved jointly for a stay pending final resolution of the Company’s petition for a writ of certiorari, the district court stayed further proceedings until the earlier of (1) the Supreme Court’s resolution of the Company’s petition or (2) September 30, 2010.

If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages award if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

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

Note 12. Acquisitions

On May 27, 2010, we announced an agreement with Dansk Supermarked A/S, whereby ASDA, our subsidiary in the United Kingdom, will purchase Netto Foodstores Limited (“Netto”). Netto operates 193 stores averaging 8,000 square feet. The transaction is subject to regulatory approval and is expected to close in fiscal 2011. The estimated purchase price is approximately £778 million ($1.2 billion).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam’s Club is to provide exceptional value on brand name merchandise at “members only” prices for both business and personal use. Internationally, we operate with similar philosophies. Our fiscal year ends on January 31 for our U.S. and Puerto Rico, as well as Canada operations. Our fiscal year ends on December 31 for all other operations.

This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of July 31, 2010, and for the three and six month periods then ended and the accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2010, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2010, and incorporated by reference in, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2010.

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

Our operations comprise three business segments: Walmart U.S., Walmart International and Sam’s Club. As part of an operational realignment, on February 1, 2010, our Puerto Rico operations shifted from the Walmart International segment to the Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment now includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment now consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment now includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. All prior period amounts have been reclassified to conform to the current period’s presentation.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store or comparable club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income that includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts under the caption “Other” in the table below relating to operating income are unallocated corporate overhead items.

Comparable store sales is a measure which indicates the performance of our existing U.S. stores and clubs by measuring the growth in sales for such stores and clubs for a particular period over the corresponding period in the prior year. Walmart’s definition of comparable store sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format are excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Comparable store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussions of our consolidated results and the operating results of our Walmart International segment, we sometimes refer to the impact of changes in currency exchange rates. When we refer to changes in currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the currency exchange rates we use to convert the Walmart International segment’s operating results from local currencies into U.S. dollars for reporting purposes. The impacts of currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not denominated in the U.S. dollar.

Effective May 1, 2010, the Company implemented a new enterprise resource planning (“ERP”) system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory in these operations from 13 divisions to 49 departments. The Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as provides a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

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

Growth

Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2010			2009		2010			2009
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$64,654	62.8%	0.0%	$64,645	64.5%	$126,978	62.8%	0.6%	$126,272	65.2%
Walmart International	25,901	25.1%	11.0%	23,332	23.3%	50,931	25.2%	15.9%	43,953	22.7%
Sam’s Club	12,461	12.1%	2.2%	12,191	12.2%	24,204	12.0%	3.4%	23,414	12.1%

Net sales	$103,016	100.0%	2.8%	$100,168	100.0%	$202,113	100.0%	4.4%	$193,639	100.0%

Our net sales increased 2.8% and 4.4% for the three and six months ended July 31, 2010, respectively, compared to the three and six months ended July 31, 2009. The increase in net sales is primarily due to our continued expansion activities as we added 3.2% of additional retail square footage as of July 31, 2010, compared to our retail square footage as of July 31, 2009. In addition, $857 million and $3.4 billion of the increase in net sales was due to currency exchange rate fluctuations for the three and six month periods ended July 31, 2010, respectively. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Comparable Store Sales

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Walmart U.S.	-1.8%	-1.0%	-1.3%	0.2%
Sam’s Club (1)	2.6%	-4.0%	3.7%	-3.2%

Total U.S. (2)	-1.1%	-1.5%	-0.5%	-0.3%

(1)	Sam’s Club comparable club sales include fuel. Fuel sales had a positive impact of 1.6 percentage points and a negative impact of 4.8 percentage points for the three months ended July 31, 2010 and 2009, respectively. Fuel sales had a positive impact of 2.4 percentage points and a negative impact of 4.8 percentage points for the six months ended July 31, 2010 and 2009, respectively. Volatility in fuel prices may continue to impact the Sam’s Club segment’s comparable club sales in the future.

(2)	Fuel sales had a positive impact of 0.3 percentage points and a negative impact of 0.9 percentage points for the three months ended July 31, 2010 and 2009, respectively. Fuel sales had a positive impact of 0.4 percentage points and a negative impact of 0.8 percentage points for the six months ended July 31, 2010 and 2009, respectively. Volatility in fuel prices may continue to impact the Total U.S. comparable store sales in the future.

Comparable store sales in the United States, including fuel sales, decreased 1.1 percent and 0.5 percent for the three and six months ended July 31, 2010, respectively. The decline in comparable store sales in the current year’s three and six month periods was primarily driven by the Walmart U.S. segment’s decline in customer traffic at certain stores, deflation in certain merchandise categories and increased competitive activity.

Leverage

Operating Income

	Three Months Ended July 31,					Six Months Ended July 31,
	2010			2009		2010			2009
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,879	78.8%	-0.2%	$4,890	82.5%	$9,494	79.6%	2.6%	$9,252	83.3%
Walmart International	1,299	21.0%	16.8%	1,112	18.8%	2,382	20.0%	21.8%	1,955	17.6%
Sam’s Club	428	6.9%	2.4%	418	7.1%	857	7.2%	5.8%	810	7.3%
Other	(416)	-6.7%	-15.3%	(491)	-8.4%	(806)	-6.8%	-11.9%	(915)	-8.2%

Total operating income	$6,190	100.0%	4.4%	$5,929	100.0%	$11,927	100.0%	7.4%	$11,102	100.0%

We believe growing operating income at a faster rate than net sales growth is a meaningful measure because it indicates how effectively we manage costs and leverage operating expenses. Our objective is to grow operating expenses at a slower rate than net sales.

Operating Expenses

For the three and six months ended July 31, 2010 operating expenses increased 0.6% and 2.2%, respectively, when compared to the same periods in the prior year, while net sales increased 2.8% and 4.4%, respectively, over the same periods. Operating expenses grew at a slower rate than net sales primarily due to improved labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations. In addition, operating expenses for the three months ended July 31, 2010 were positively impacted by a decrease in certain incentive plan accruals.

Operating Income

For the three and six months ended July 31, 2010, we met our objective of growing operating income at a faster rate than net sales. Our operating income grew by 4.4% and 7.4% for the three and six months ended July 31, 2010, respectively, when compared to the same periods in the prior year, while net sales increased by 2.8% and 4.4%, respectively, over the same periods. We met this objective in both periods primarily due to our focus on expense leveraging.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with any possible short-term impacts.

ROI was 19.0% and 18.4% for the trailing 12-month periods ended July 31, 2010 and 2009, respectively. The period-over-period increase in ROI is principally due to solid operating performance, resulting from our focus on expense leverage.

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

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended July 31,
(Dollar amounts in millions)	2010	2009 As Adjusted(3)

CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income	$24,827	$22,802
+ Interest income	196	242
+ Depreciation and amortization	7,448	6,830
+ Rent	1,875	1,756

= Adjusted operating income	$34,346	$31,630

Denominator
Average total assets of continuing operations (1)	$172,638	$167,015
+ Average accumulated depreciation and amortization (1)	41,248	36,223
- Average accounts payable (1)	31,375	29,355
- Average accrued liabilities (1)	17,127	16,157
+ Rent * 8	15,000	14,048

= Average invested capital	$180,384	$171,774

Return on investment (ROI)	19.0%	18.4%

CALCULATION OF RETURN ON ASSETS

Numerator
Income from continuing operations	$15,447	$13,797

Denominator

Average total assets of continuing operations (1)	$172,638	$167,015

Return on assets (ROA)	8.9%	8.3%

	As of July 31,
Certain Balance Sheet Data	2010	2009 As Adjusted(3)	2008 As Adjusted(3)
Total assets of continuing operations (2)	$176,813	$168,462	$165,568
Accumulated depreciation and amortization	44,029	38,466	33,980
Accounts payable	33,953	28,797	29,912
Accrued liabilities	17,547	16,706	15,607

(1)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

(2)	Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of July 31, 2010, 2009 and 2008 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $131 million, $147 million and $974 million, respectively.

(3)	Effective May 1, 2010, the Company implemented a new enterprise resource planning (“ERP”) system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory for these operations from 13 divisions to 49 departments. The Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as provides a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $4.5 billion and $4.2 billion for the six months ended July 31, 2010 and 2009, respectively. Our free cash flow during the period was positively impacted by a temporary increase in accounts payable, as a result of timing related to our payment cycles, partially offset by our increased investment in inventory.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, for the six months ended July 31, 2010 and 2009, as well as information regarding net cash used in investing activities and net cash used in financing activities in those periods.

	Six Months Ended July 31,
(Amounts in millions)	2010	2009
Net cash provided by operating activities	$10,019	$9,895
Payments for property and equipment	(5,554)	(5,744)

Free cash flow	$4,465	$4,151

Net cash used in investing activities	$(5,581)	$(5,748)

Net cash used in financing activities	$(2,045)	$(3,434)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Consolidated

Three Months Ended July 31, 2010 and 2009

Three Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Total U.S. Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$103,016	2.8%	$6,190	6.0%	-1.1%	8,576	960,815
2009	100,168	-1.4%	5,929	5.9%	-1.5%	8,046	930,948

(1)	Dollar amounts in millions

(2)	Amounts in thousands

Our consolidated net sales increased 2.8% for the three months ended July 31, 2010 when compared to the three months ended July 31, 2009. The increase in net sales is primarily due to our continued expansion activities as we added 3.2% of additional retail square footage as of July 31, 2010, compared to our retail square footage as of July 31, 2009. In addition, $857 million of the increase in net sales was due to currency exchange rate fluctuations for the three months ended July 31, 2010. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Our gross profit, as a percentage of net sales (“gross profit margin”), was 24.7% and 25.1% for the three months ended July 31, 2010 and 2009, respectively. The decrease in gross profit margin is principally due to increased investments in lower retail price points in certain merchandise categories by our Walmart U.S. segment during the first two months of the quarter.

Operating expenses, as a percentage of net sales, were 19.4% and 19.9% for the three months ended July 31, 2010 and 2009, respectively. This decrease is primarily due to improved labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations, as well as a reduction in certain incentive plan accruals.

Our effective income tax rate was 34.3% for the three months ended July 31, 2010 and 2009. We expect the fiscal 2011 annual effective tax rate to be approximately 34% to 35%. Significant factors that may impact the annual effective tax rate include changes in our assessment of certain tax contingencies and the mix of earnings among our U.S. and international operations.

As a result of the factors discussed above, we reported $3.7 billion and $3.6 billion of income from continuing operations for the three months ended July 31, 2010 and 2009, respectively.

Six Months Ended July 31, 2010 and 2009

Six Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Total U.S. Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$202,113	4.4%	$11,927	5.9%	-0.5%	8,576	960,815
2009	193,639	-1.0%	11,102	5.7%	-0.3%	8,046	930,948

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Our consolidated net sales increased 4.4% for the six months ended July 31, 2010 when compared to the six months ended July 31, 2009. The increase in net sales is primarily due to our continued expansion activities as we added 3.2% of additional retail square footage as of July 31, 2010, compared to our retail square footage as of July 31, 2009. In addition, $3.4 billion of the increase in net sales was due to currency exchange rate fluctuations for the six months ended July 31, 2010. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Our gross profit margin was 24.7% and 24.9% for the six months ended July 31, 2010 and 2009, respectively. The decrease in gross profit margin is principally due to increased investments in lower retail price points in certain merchandise categories by our Walmart U.S. segment during the first two months of the second quarter.

Operating expenses, as a percentage of net sales, were 19.5% and 19.9% for the six months ended July 31, 2010 and 2009, respectively. This decrease is primarily due to improved labor productivity and organizational changes implemented at the end of fiscal 2010, designed to strengthen and streamline our operations, as well as a reduction in certain incentive plan accruals.

Our effective income tax rate was 34.5% and 34.0% for the six months ended July 31, 2010 and 2009, respectively. We expect the fiscal 2011 annual effective tax rate to be approximately 34% to 35%. Significant factors that may impact the annual effective tax rate include changes in our assessment of certain tax contingencies and the mix of earnings among our U.S. and international operations.

As a result of the factors discussed above, we reported $7.2 billion and $6.7 billion of income from continuing operations for the six months ended July 31, 2010 and 2009, respectively.

Walmart U.S. Segment

Three Months Ended July 31, 2010 and 2009

Three Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$64,654	0.0%	$4,879	7.5%	-1.8%	3,765	608,842
2009	64,645	0.4%	4,890	7.6%	-1.0%	3,727	598,105

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart U.S. segment were flat for the three months ended July 31, 2010 when compared to the three months ended July 31, 2009, principally due to continued expansion activities offset by a decline in comparable store sales. Comparable store sales for the three months ended July 31, 2010 decreased 1.8% due to a decline in customer traffic at certain stores, deflation in certain merchandise categories and increased competitive activity.

Gross profit margin decreased 0.4 percentage points for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, primarily due to increased investments in lower retail price points in certain merchandise categories during the first two months of the quarter.

Operating expenses, as a percentage of segment net sales, decreased 0.3 percentage points for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, primarily due to improved labor productivity, as well as a reduction in incentive plan accruals and decreased advertising expenses.

As a result of the factors discussed above, segment operating income was $4.9 billion for the three months ended July 31, 2010 and 2009.

Six Months Ended July 31, 2010 and 2009

Six Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$126,978	0.6%	$9,494	7.5%	-1.3%	3,765	608,842
2009	126,272	2.0%	9,252	7.3%	0.2%	3,727	598,105

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart U.S. segment increased 0.6% for the six months ended July 31, 2010 when compared to the six months ended July 31, 2009. The increase resulted primarily from our continued expansion activities, partially offset by a decline in comparable store sales. Comparable store sales for the six months ended July 31, 2010 decreased 1.3% due to a decline in customer traffic at certain stores, deflation in certain merchandise categories and increased competitive activity.

Gross profit margin decreased 0.2 percentage points for the six months ended July 31, 2010 compared to the six months ended July 31, 2009, primarily due to increased investments in lower retail price points in certain merchandise categories during the first two months of the second quarter.

Operating expenses, as a percentage of segment net sales, decreased 0.4 percentage points for the six months ended July 31, 2010 compared to the six months ended July 31, 2009 primarily due to improved labor productivity, as well as a reduction in incentive plan accruals.

As a result of the factors discussed above, segment operating income was $9.5 billion and $9.3 billion for the six months ended July 31, 2010 and 2009, respectively.

Walmart International Segment

Three Months Ended July 31, 2010 and 2009

Three Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Unit Counts	Retail Square Footage (2)
2010	$25,901	11.0%	$1,299	5.0%	4,205	271,295
2009	23,332	-5.0%	1,112	4.8%	3,708	251,674

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart International segment increased 11.0% for the three months ended July 31, 2010 when compared to the same period in the prior year. The increase primarily resulted from growth in sales, especially from our operations in Mexico, and growth in the number of stores opened, particularly in Brazil and China. Additionally, fluctuations in currency exchange rates provided a favorable impact of $857 million to the Walmart International segment’s net sales for the three months ended July 31, 2010. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Gross profit margin decreased 0.3 percentage points for the three months ended July 31, 2010 versus the comparable period ended July 31, 2009, primarily due to a sales mix shift toward lower margin goods and weakness in fresh sales in Brazil.

Operating expenses, as a percentage of segment net sales for the three months ended July 31, 2010 decreased 0.7 percentage points when compared to the three months ended July 31, 2009. Expense management initiatives drove leverage in almost all of our operating countries, partially offset by slight headwinds in Mexico and Canada.

Operating income for the three months ended July 31, 2010 includes a $46 million benefit resulting from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the operating results of the Walmart International segment in the future.

As a result of the factors above, segment operating income was $1.3 billion and $1.1 billion for the three month periods ended July 31, 2010 and 2009, respectively.

Six Months Ended July 31, 2010 and 2009

Six Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Unit Counts	Retail Square Footage (2)
2010	$50,931	15.9%	$2,382	4.7%	4,205	271,295
2009	43,953	-8.2%	1,955	4.4%	3,708	251,674

(1)	Dollar amounts in millions

(2)	Amounts in thousands

Net sales for the Walmart International segment increased 15.9% for the six months ended July 31, 2010 when compared to the same period in the prior year. The increase primarily resulted from growth in sales, especially from our operations in Mexico, and growth in the number of stores opened, particularly in Brazil and China. Additionally, fluctuations in currency exchange rates provided a favorable impact of $3.4 billion to the Walmart International segment’s net sales for the six months ended July 31, 2010. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Gross profit margin for the six months ended July 31, 2010 was comparable to the six months ended July 31, 2009.

Operating expenses, as a percentage of segment net sales, for the six months ended July 31, 2010 decreased 0.4 percentage points when compared to the six months ended July 31, 2009, due to expense leverage initiatives in China, everyday low cost (“EDLC”) initiatives to support the EDLP rollout in Japan and underlying improvements across many of our other markets.

Operating income for the six months ended July 31, 2010 includes a $162 million benefit resulting from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the operating results of the Walmart International segment in the future.

As a result of the factors above, segment operating income was $2.4 billion and $2.0 billion for the six months ended July 31, 2010 and 2009, respectively.

Sam’s Club Segment

Three Months Ended July 31, 2010 and 2009

Three Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$12,461	2.2%	$428	3.4%	2.6%	606	80,678
2009	12,191	-3.0%	418	3.4%	-4.0%	611	81,169

(1)	Dollar amounts in millions

(2)	Amounts in thousands

Net sales for the Sam’s Club segment increased 2.2% for the three months ended July 31, 2010 when compared to the three months ended July 31, 2009. The net sales increase is primarily due to the increase in comparable club sales. Comparable club sales, which increased 2.6% during the three months ended July 31, 2010, were positively impacted by 1.6 percentage points due to fuel sales as a result of higher fuel prices. The remainder of the comparable club sales increase was driven by continued strength in the fresh and health and wellness categories, as well as improving sales in our discretionary categories such as mattresses, jewelry, domestics and housewares. Volatility in fuel prices may continue to impact the net sales of the Sam’s Club segment in the future.

Gross profit margin for the three months ended July 31, 2010 was comparable to the three months ended July 31, 2009.

Operating expenses, as a percentage of segment net sales, for the three months ended July 31, 2010, were comparable to the three months ended July 31, 2009.

Membership and other income, as a percentage of segment net sales, for the three months ended July 31, 2010 was comparable to the three months ended July 31, 2009. Membership income, which is recognized over the term of the membership, increased 0.8% compared to the three months ended July 31, 2009, primarily due to membership upgrades.

Segment operating income was $428 million and $418 million for the three months ended July 31, 2010 and 2009, respectively. The increase in segment operating income was principally due to the impact of higher fuel prices during the current period versus the prior comparative period. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.

Six Months Ended July 31, 2010 and 2009

Six Months Ended July 31,	Net Sales (1)	% Change From Comparable Period	Operating Income (1)	Operating Income as a Percentage of Net Sales	Comp Sales	Unit Counts	Retail Square Footage (2)
2010	$24,204	3.4%	$857	3.5%	3.7%	606	80,678
2009	23,414	-2.2%	810	3.5%	-3.2%	611	81,169

(1)	Dollar amounts in millions

(2)	Amounts in thousands

Net sales for the Sam’s Club segment increased 3.4% for the six months ended July 31, 2010 when compared to the six months ended July 31, 2009. The net sales increase is primarily due to the increase in comparable club sales. Comparable club sales, which increased 3.7% during the six months ended July 31, 2010, were positively impacted by 2.4 percentage points due to fuel sales as a result of higher fuel prices. The remainder of the comparable club sales increase was driven by continued strength in the fresh and health and wellness categories, as well as improving sales in certain discretionary categories. Volatility in fuel prices may continue to impact the net sales of the Sam’s Club segment in the future.

Gross profit margin for the six months ended July 31, 2010 was comparable to the six months ended July 31, 2009.

Operating expenses, as a percentage of segment net sales, decreased 0.3 percentage points during the six months ended July 31, 2010 compared to the same period ended July 31, 2009, primarily due to increased club productivity and the impact of fuel prices on total sales.

Membership and other income, as a percentage of segment net sales, for the six months ended July 31, 2010 was comparable to the six months ended July 31 2009. Membership income, which is recognized over the term of the membership, increased 1.7% compared to the six months ended July 31, 2009, primarily due to membership upgrades.

Segment operating income was $857 million and $810 million for the six months ended July 31, 2010 and 2009, respectively. The increase in segment operating income was due, in part, to the impact of higher fuel prices during the current period versus the prior comparative period. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.

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

	Six Months Ended July 31,
	2010	2009
(Amounts in millions)
Net cash provided by operating activities	$10,019	$9,895
Payments for property and equipment	(5,554)	(5,744)

Free cash flow	$4,465	$4,151

Net cash used in investing activities	$(5,581)	$(5,748)

Net cash used in financing activities	$(2,045)	$(3,434)

Cash Flows from Operating Activities

Cash flows provided by operating activities were $10.0 billion and $9.9 billion for the six months ended July 2010 and 2009, respectively. The increase in cash flows provided by operating activities for the six months ended July 31, 2010 was primarily attributable to the temporary increase in accounts payable, as a result of timing related to our payment cycles, partially offset by our increased investment in inventory.

Cash Equivalents and Working Capital

Cash and cash equivalents were $10.2 billion and $8.0 billion at July 31, 2010 and 2009, respectively. Our working capital deficits were $12.6 billion and $8.5 billion at July 31, 2010 and 2009, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were relatively flat at $5.6 billion and $5.7 billion during the six months ended July 31, 2010 and 2009, respectively. These expenditures primarily relate to new store growth, as well as remodeling costs for existing stores.

Cash Flows from Financing Activities

Short-Term Borrowings

During the six months ended July 31, 2010, we increased our net short-term borrowings by $4.1 billion as compared to a reduction in short-term borrowings of $0.7 billion during the same period in the prior year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, capital expenditures, and for other cash requirements and corporate purposes on an as needed basis. In June 2010, the Company renewed an existing 364-day revolving credit facility which is used to complement its commercial paper program (the “364-Day Facility”). The size of the 364-Day Facility was increased from $7.0 billion to $9.0 billion. In conjunction with 364-Day Facility, the Company also renewed an existing letter of credit facility used to support various potential and actual obligations. The size of the new letter of credit facility was reduced from $2.35 billion to $2.23 billion to reflect program improvements. In both facilities, undrawn and drawn fees were reduced from the prior year. The 364-Day Facility remained undrawn as of July 31, 2010.

Long-Term Debt

Proceeds from the issuance of long-term debt were $6.4 billion and $3.0 billion, respectively, for the six months ended July 31, 2010 and 2009. The proceeds from the issuance of long-term debt are used or will be used to paydown existing debt or refinance existing debt as it matures, and for other corporate purposes. Long-term debt issued during the current period is described below:

On April 1, 2010, the Company issued $750 million principal amount of its 2.875% Notes due 2015 and $1.25 billion principal amount of its 5.625% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $2.0 billion. The notes of each series require semi-annual interest payments on April 1 and October 1 of each year, commencing on October 1, 2010. The 2.875% Notes due 2015 will mature on April 1, 2015, and the 5.625% Notes due 2040 will mature on April 1, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

On July 8, 2010, the Company issued $750 million principal amount of its 2.250% Notes due 2015, $1.50 billion principal amount of its 3.625% Notes due 2020, and $750 million principal amount of its 4.875% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $3.0 billion. The notes of each series require semi-annual interest payments on January 8 and July 8 of each year, commencing on January 8, 2011. The 2.250% Notes due 2015 will mature on July 8, 2015; the 3.625% Notes due 2020 will mature on July 8, 2020; and the 4.875% Notes due 2040 will mature on July 8, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

On July 28, 2010, the Company issued and sold ¥60 billion of its Japanese Yen Bonds – Fourth Series (2010) (the “Fixed Rate Fourth Series Bonds”), ¥10 billion of its Japanese Yen Bonds – Fifth Series (2010) (the “Fixed Rate Fifth Series Bonds”) and ¥30 billion of its Japanese Yen Floating Rate Bonds – Third Series (2010) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to repay a portion of its outstanding borrowing under its Yen-denominated credit facility. The aggregate net proceeds of the bonds were approximately $1.0 billion. The Fixed Rate Fourth Series Bonds bear interest at a rate of 0.94% per annum, and the Fixed Rate Fifth Series Bonds bear interest at a rate of 1.60%.

The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable three-month Yen LIBOR for each interest period plus 0.45%, with an initial interest rate of 1.235%. Interest started accruing on the bonds on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on July 29, 2010 and on the Floating Rate Bonds on July 28, 2010. The Company will pay interest on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on January 28 and July 28 of each year, commencing on January 28, 2011. The Company will pay interest on the Floating Rate Bonds on January 28, April 28, July 28, and October 28 of each year, commencing on October 28, 2010. The Fixed Rate Fourth Series Bonds and the Floating Rate Bonds will mature on July 28, 2015, and the Fixed Rate Fifth Series Bonds will mature on July 28, 2020. The entire principal amount of the bonds of each series is payable at maturity. The bonds of each series are senior, unsecured obligations of Walmart.

Dividends

On March 4, 2010, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2011 to $1.21 per share, an increase of 11% over the dividends paid in fiscal 2010. The annual dividend will be paid in four quarterly installments on April 5, 2010, June 1, 2010, September 7, 2010 and January 3, 2011 to holders of record on March 12, May 14, August 13 and December 10, 2010, respectively. The Company paid dividends of $2.3 billion and $2.1 billion, respectively, for the six months ended July 31, 2010 and 2009. The Company expects to pay dividends of approximately $2.3 billion for the remainder of fiscal 2011.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restrictions limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We spent approximately $7.1 billion and $2.8 billion for share repurchases during the six months ended July 31, 2010 and 2009, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

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

Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity in the past. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At July 31, 2010, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA

In the event that the ratings of our commercial paper or any rated series of our outstanding long-term debt issues were lowered or withdrawn for any reason, or if the ratings assigned to any new issue of the Company’s long-term debt securities were lower than those noted above, our ability to access the debt markets would be adversely affected. In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt, (i.e., the rate of interest on any such indebtedness), would be higher than our cost of funds would have been had the ratings of those new issues been at or above the level of the ratings noted above. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At July 31, 2010 and 2009, the ratio of our debt to total capitalization was 43.2% and 40.4%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2010 are similar to those disclosed in our Form 10-K for the year ended January 31, 2010.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. During fiscal 2010, we began implementing a new financial system in stages. The second stage of the implementation was recently completed during the second quarter of fiscal 2011 for the largest portion of our business, the U.S. and our subsidiaries in Canada and Puerto Rico. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Except for the new system implementation noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the “RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response, implemented mitigation measures, and is working with the USACE to resolve the matter. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred. We note, however, that certain information contained in the risk factor addressing the fact that we are subject to certain legal proceedings that may adversely affect our results of operation, financial condition and liquidity has changed. In that risk factor, we discuss the status of Dukes v. Wal-Mart Stores, Inc., a class action lawsuit in which we are a defendant. Please see Note 11 to the Condensed Consolidated Financial Statements for a discussion of a recent decision issued by the United States Court of Appeals for the Ninth Circuit in that case, and our subsequent filing of a petition for Writ of Certiorari with the United States Supreme Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We spent approximately $7.1 billion and $2.8 billion for share repurchases during the six months ended July 31, 2010 and 2009, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Share repurchase activity under our share repurchase program was as follows during the three months ended July 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)

May 1-31, 2010	25,116,977	$52.28	25,116,977	$4.8
June 1-30, 2010	29,330,751	50.77	29,330,751	13.6
July 1-31, 2010	26,832,964	50.01	26,832,964	12.3

Total	81,280,692		81,280,692	$12.3

Item 5. Other Information

This Quarterly Report contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 7 to Walmart’s condensed consolidated financial statements as of and for the quarter ended July 31, 2010 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; a statement in Note 10 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal 2011; statements in Note 11 to those condensed consolidated financial statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; and a statement in Note 12 as to the expected time of closing of a pending acquisition; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: under the caption “Company Performance Metrics—Growth” a statement that also appears under the caption “Results of Operations—Consolidated” relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s net sales, a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s Sam’s Club segment’s comparable club sales, and a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s total U.S. comparable store sales; statements under the caption “Results of Operations—Consolidated” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2011 and the factors that may impact that effective tax rate; statements under the caption “Results of Operations—Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the Walmart International segment’s net sales and operating income; statements under the caption “Results of Operations—Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the Sam’s Club segment’s net sales and operating results; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2011; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Company Share Repurchase Program” (that also appears in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds”) regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations as to the continuing implementation of its new ERP systems and each implementation becoming a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome of certain legal proceedings to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “expect,” “expected,” “may become,” “may continue,” “may desire,” “may impact,” “may result,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and international suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks,and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2010. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 18*	Letter of Ernst & Young LLP Regarding Change in Accounting Principles

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

Undertaking Regarding Furnishing Additional Documents

The Company agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to the Company’s Japanese Yen Bonds—Fourth Series (2010), Japanese Yen Bonds—Fifth Series (2010) and Japanese Yen Floating Rate Bonds—Third Series (2010) that were issued on July 28, 2010 and which are discussed in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I. Financial Information, Item 1. Financial Statements, and under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities” in Part I, Financial Information, Item 2., Management’s Discussion and Analysis of Results of Operations and Financial Condition in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 1, 2010	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer

Date: September 1, 2010	By:	/s/ Thomas M. Schoewe
Thomas M. Schoewe Executive Vice President and Chief Financial Officer

Date: September 1, 2010	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 18	Letter of Ernst & Young LLP Regarding Change in Accounting Principles

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.