Form 10-Q
period 2010-10-31
WAL MART STORES INC
filed 2010-12-06
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2010.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value – 3,561,994,294 shares as of November 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions except per share data)	2010	2009 As Adjusted	2010	2009 As Adjusted
Revenues:
Net sales	$101,239	$98,667	$303,352	$292,306
Membership and other income	713	706	2,137	2,157

	101,952	99,373	305,489	294,463
Costs and expenses:
Cost of sales	75,906	73,915	228,129	219,366
Operating, selling, general and administrative expenses	20,435	20,016	59,822	58,553

Operating income	5,611	5,442	17,538	16,544
Interest:
Debt	500	442	1,432	1,337
Capital leases	69	68	201	206
Interest income	(53)	(35)	(161)	(128)

Interest, net	516	475	1,472	1,415

Income from continuing operations before income taxes	5,095	4,967	16,066	15,129

Provision for income taxes	1,505	1,702	5,285	5,157

Income from continuing operations	3,590	3,265	10,781	9,972
Loss from discontinued operations, net of tax	—	(7)	—	(22)

Consolidated net income	3,590	3,258	10,781	9,950
Less consolidated net income attributable to noncontrolling interest	(154)	(114)	(448)	(338)

Consolidated net income attributable to Walmart	$3,436	$3,144	$10,333	$9,612

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$0.95	$0.82	$2.80	$2.48
Basic loss per common share from discontinued operations attributable to Walmart	—	—	—	(0.01)

Basic net income per common share attributable to Walmart	$0.95	$0.82	$2.80	$2.47

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$0.95	$0.82	$2.79	$2.47
Diluted loss per common share from discontinued operations attributable to Walmart	—	(0.01)	—	—

Diluted net income per common share attributable to Walmart	$0.95	$0.81	$2.79	$2.47

Weighted-average number of common shares:
Basic	3,617	3,851	3,692	3,887
Diluted	3,631	3,861	3,706	3,897

Dividends declared per common share	$—	$—	$1.21	$1.09

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,		January 31,
(Amounts in millions)	2010	2009 As Adjusted	2010 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$10,616	$6,003	$7,907
Receivables, net	4,374	3,776	4,144
Inventories	41,059	38,129	32,713
Prepaid expenses and other	3,382	3,463	3,128
Current assets of discontinued operations	137	145	140

Total current assets	59,568	51,516	48,032
Property and equipment:
Property and equipment	145,669	135,152	137,848
Less accumulated depreciation	(41,857)	(36,716)	(38,304)

Property and equipment, net	103,812	98,436	99,544
Property under capital leases:
Property under capital leases	5,847	5,618	5,669
Less accumulated amortization	(3,117)	(2,833)	(2,906)

Property under capital leases, net	2,730	2,785	2,763
Goodwill	16,586	16,162	16,126
Other assets and deferred charges	4,194	3,603	3,942

Total assets	$186,890	$172,502	$170,407

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$7,352	$5,239	$523
Accounts payable	36,208	30,920	30,451
Dividends payable	1,191	1,021	—
Accrued liabilities	17,518	16,638	18,734
Accrued income taxes	518	786	1,347
Long-term debt due within one year	5,196	4,169	4,050
Obligations under capital leases due within one year	347	344	346
Current liabilities of discontinued operations	77	38	92

Total current liabilities	68,407	59,155	55,543

Long-term debt	40,803	34,394	33,231
Long-term obligations under capital leases	3,096	3,207	3,170
Deferred income taxes and other	6,197	6,202	5,508
Redeemable noncontrolling interest	367	310	307

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	3,969	4,134	4,181
Retained earnings	61,451	63,697	66,357
Accumulated other comprehensive income (loss)	105	(551)	(70)

Total Walmart shareholders’ equity	65,525	67,280	70,468
Noncontrolling interest	2,495	1,954	2,180

Total equity	68,020	69,234	72,648

Total liabilities and equity	$186,890	$172,502	$170,407

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in millions)	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Walmart Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balances – February 1, 2010 (as adjusted)	3,786	$378	$3,803	$66,357	$(70)	$70,468	$2,180	$72,648
Consolidated net income (excludes redeemable noncontrolling interest)				10,333		10,333	442	10,775
Other comprehensive income					175	175	121	296
Cash dividends ($1.21 per share)				(4,552)		(4,552)		(4,552)
Purchase of Company stock	(210)	(21)	(357)	(10,649)		(11,027)		(11,027)
Other	7	1	165	(38)		128	(248)	(120)

Balances – October 31, 2010	3,583	$358	$3,611	$61,451	$105	$65,525	$2,495	$68,020

	Three Months Ended October 31,				Nine Months Ended October 31,
(Amounts in millions)	2010		2009 As Adjusted		2010		2009 As Adjusted
Consolidated net income	$3,590	(1)	$3,258	(1)	$10,781	(2)	$9,950	(2)
Other comprehensive income, net of tax
Currency translation	1,417	(3)	(336	) (3)	473	(4)	2,260	(4)
Net change in fair value of derivatives	(81)		51		(106)		(61)

Total comprehensive income	$4,926		$2,973		$11,148		$12,149
Less comprehensive income attributable to the noncontrolling interest
Net income	$(154	) (1)	$(114	) (1)	$(448	) (2)	$(338	) (2)
Currency translation	(132	) (3)	47	(3)	(192	) (4)	(62	) (4)

Amounts attributable to the noncontrolling interest	(286)		(67)		(640)		(400)

Comprehensive income attributable to Walmart	$4,640		$2,906		$10,508		$11,749

(1)	Includes a $4 million and a $10 million income for the three months ended October 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(2)	Includes a $6 million and an $18 million income for the nine months ended October 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(3)	Includes a $42 million gain and a $20 million loss for the three months ended October 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

(4)	Includes a $71 million and a $54 million gain for the nine months ended October 31, 2010 and 2009, respectively, that is related to the redeemable noncontrolling interest.

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2010	2009 As Adjusted
Cash flows from operating activities:
Consolidated net income	$10,781	$9,950
Loss from discontinued operations, net of tax	—	22

Income from continuing operations	10,781	9,972
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,635	5,255
Other	851	176
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	(90)	540
Inventories	(7,996)	(3,268)
Accounts payable	5,363	1,028
Accrued liabilities	(2,279)	(1,263)

Net cash provided by operating activities	12,265	12,440

Cash flows from investing activities:
Payments for property and equipment	(9,319)	(8,885)
Other investing activities	30	224

Net cash used in investing activities	(9,289)	(8,661)

Cash flows from financing activities:
Change in short-term borrowings, net	6,820	3,475
Proceeds from issuance of long-term debt	11,383	5,465
Payment of long-term debt	(3,577)	(4,799)
Dividends paid	(3,361)	(3,179)
Purchase of Company stock	(10,972)	(5,105)
Purchase of redeemable noncontrolling interest	—	(456)
Other financing activities	(623)	(327)

Net cash used in financing activities	(330)	(4,926)

Effect of exchange rates on cash and cash equivalents	63	(125)

Net increase (decrease) in cash and cash equivalents	2,709	(1,272)
Cash and cash equivalents at beginning of year	7,907	7,275

Cash and cash equivalents at end of period	$10,616	$6,003

See accompanying notes.

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

In connection with the Company’s enterprise resource planning (“ERP”) system implementation, we changed the level at which we apply the retail method of accounting for inventory. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented. See Note 4, Accounting Change.

In addition, we reclassified certain revenue and expense items within our Condensed Consolidated Statements of Income for financial reporting purposes. The reclassifications did not impact consolidated operating income or consolidated net income attributable to Walmart. All prior period amounts have been reclassified to conform to the current period’s presentation.

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

Note 2. Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of outstanding stock options and other share-based awards was 14 million shares for the three and nine months ended October 31, 2010, and 10 million shares for the three and nine months ended October 31, 2009. The Company had approximately 11 million and 22 million stock options outstanding at October 31, 2010 and 2009, respectively, which were not included in the diluted net income per common share attributable to Walmart calculation because their effect would be antidilutive.

The following table provides a reconciliation of the numerators used to determine basic and diluted net income per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2010	2009 As Adjusted	2010	2009 As Adjusted
Income from continuing operations	$3,590	$3,265	$10,781	$9,972
Less consolidated net income attributable to noncontrolling interest	(154)	(114)	(448)	(338)

Income from continuing operations attributable to Walmart	3,436	3,151	10,333	9,634
Loss from discontinued operations, net of tax	—	(7)	—	(22)

Consolidated net income attributable to Walmart	$3,436	$3,144	$10,333	$9,612

Note 3. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s merchandise is valued based on the weighted-average cost using the LIFO method. Inventories for the Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At October 31, 2010 and 2009, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As discussed in Note 4, effective May 1, 2010 the Company changed the level at which it applies the retail method for valuing its inventory for its operations in the United States, Canada and Puerto Rico. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

Note 4. Accounting Change

Effective May 1, 2010, the Company implemented a new ERP system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory in these operations from 13 divisions to 49 departments. The Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as providing a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

The retrospective application of the accounting change impacted the following financial statement line items:

	Three Months Ended October 31, 2009			Nine Months Ended October 31, 2009
(Amounts in millions except per share data)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statements of Income:
Cost of sales (1)	$73,805	$110	$73,915	$219,346	$20	$219,366
Operating income	5,593	(151)	5,442	16,692	(148)	16,544
Provision for income taxes	1,758	(56)	1,702	5,214	(57)	5,157
Income from continuing operations	3,360	(95)	3,265	10,063	(91)	9,972
Consolidated net income attributable to Walmart	3,239	(95)	3,144	9,703	(91)	9,612
Basic net income per share attributable to Walmart	0.84	(0.02)	0.82	2.50	(0.02)	2.47
Diluted net income per share attributable to Walmart	0.84	(0.02)	0.81	2.49	(0.02)	2.47

(1)

The cost of sales adjustments include $151 million and $148 million pertaining to the accounting change for the three and nine months ended October 31, 2009, respectively. Certain reclassifications that had no effect on operating income or on the consolidated net income attributable to Walmart represent the remainder of the amounts included in the cost of sales adjustment columns above.

	October 31, 2009			January 31, 2010
(Amounts in millions)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Condensed Consolidated Balance Sheets:
Inventories	$38,775	$(646)	$38,129	$33,160	$(447)	$32,713
Prepaid expenses and other	3,249	214	3,463	2,980	148	3,128
Accrued income taxes	810	(24)	786	1,365	(18)	1,347
Retained earnings	64,105	(408)	63,697	66,638	(281)	66,357

Note 5. Debt

On April 1, 2010, the Company issued $750 million principal amount of its 2.875% Notes due 2015 and $1.250 billion principal amount of its 5.625% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $2.0 billion. The notes of each series require semi-annual interest payments on April 1 and October 1 of each year, with the first interest payment having commenced on October 1, 2010. The 2.875% Notes due 2015 will mature on April 1, 2015, and the 5.625% Notes due 2040 will mature on April 1, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

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

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On July 28, 2010, the Company issued and sold ¥60 billion of its Japanese Yen Bonds - Fourth Series (2010) (the “Fixed Rate Fourth Series Bonds”), ¥10 billion of its Japanese Yen Bonds – Fifth Series (2010) (the “Fixed Rate Fifth Series Bonds”) and ¥30 billion of its Japanese Yen Floating Rate Bonds - Third Series (2010) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to repay a portion of its outstanding borrowing under its Yen-denominated credit facility. The aggregate net proceeds of the bonds were approximately $1.0 billion. The Fixed Rate Fourth Series Bonds bear interest at a rate of 0.94% per annum, and the Fixed Rate Fifth Series Bonds bear interest at a rate of 1.60% per annum. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable three-month Yen LIBOR for each interest period plus 0.45%. Interest started accruing on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on July 29, 2010 and on the Floating Rate Bonds on July 28, 2010. The Company will pay interest on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on January 28 and July 28 of each year, commencing on January 28, 2011. The Company will pay interest on the Floating Rate Bonds on January 28, April 28, July 28, and October 28 of each year, with the first interest payment having commenced on October 28, 2010. The Fixed Rate Fourth Series Bonds and the Floating Rate Bonds will mature on July 28, 2015, and the Fixed Rate Fifth Series Bonds will mature on July 28, 2020. The entire principal amount of the bonds of each series is payable at maturity. The bonds of each series are senior, unsecured obligations of the Company.

On October 25, 2010, the Company issued $750 million principal amount of its 0.750% Notes due 2013, $1.250 billion principal amount of its 1.500% Notes due 2015, $1.750 billion principal amount of its 3.250% Notes due 2020 and $1.250 billion principal amount of its 5.000% Notes due 2040. The aggregate net proceeds of these note issuances were approximately $4.9 billion. The notes of each series will require semi-annual interest payments on April 25 and October 25 of each year, beginning on April 25, 2011. The 0.750% Notes due 2013 will mature on October 25, 2013; the 1.500% Notes due 2015 will mature on October 25, 2015; the 3.250% Notes due 2020 will mature on October 25, 2020; and the 5.000% Notes due 2040 will mature on October 25, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

In June 2010, the Company renewed an existing 364-day revolving credit facility which is used to complement its commercial paper program (the “364-day Facility”). The size of the 364-day Facility was increased from $7.0 billion to $9.0 billion. In conjunction with the 364-day Facility, the Company also renewed an existing letter of credit facility used to support various potential and actual obligations. The size of the new letter of credit facility was reduced from $2.35 billion to $2.23 billion to reflect program improvements. In both facilities, undrawn and drawn fees were reduced from the prior year. The 364-day Facility remained undrawn as of October 31, 2010.

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

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of our debt as of October 31, 2010 and January 31, 2010 are as follows:

	October 31, 2010		January 31, 2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,999	$49,349	$37,281	$39,055

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, as of October 31, 2010 and January 31, 2010, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy. As of October 31, 2010 and January 31, 2010, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	October 31, 2010		January 31, 2010
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$4,445	$329	$4,445	$260
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	295	1,250	189
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	981	(23)	638	(20)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,902	128	2,902	286

Total	$9,578	$729	$9,235	$715

The fair values above are determined based on the income approach and the related inputs of the relevant interest rate and foreign currency forward curves. The estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments, approximate the fair values as of the reporting dates.

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

The Company’s transactions are with counterparties rated “A+” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $353 million in cash collateral from these counterparties at October 31, 2010. It is our policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in our accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. As of October 31, 2010, the Company had no outstanding collateral postings. In the event the Company posts cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in the Company’s earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.

Fair Value Instruments

The Company is party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges, and all changes in the fair value of the hedges were recorded on the balance sheet with no net impact on the income statement. These fair value instruments will mature on dates ranging from February 2011 to May 2014.

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Net Investment Instruments

The Company is party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.

The Company has £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of October 31, 2010 and January 31, 2010. The Company also has outstanding ¥437 billion of debt that is designated as a hedge of the Company’s net investment in Japan at October 31, 2010 and January 31, 2010. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These debt instruments will mature on dates ranging from January 2011 to January 2039.

Cash Flow Instruments

The Company is party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Changes in the non-U.S. benchmark interest rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the floating-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.

The Company is also party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated debt. These cash flow instruments will mature on dates ranging from September 2029 to March 2034. Any ineffectiveness related to these instruments has been and is expected to be immaterial.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the consolidated balance sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.

As of October 31, 2010 and January 31, 2010, our financial instruments were classified as follows in the Condensed Consolidated Balance Sheets:

	October 31, 2010			January 31, 2010
(Amounts in millions)	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments	Fair Value Instruments	Net Investment Hedge	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$329	$295	$128	$260	$189	$286

Asset Subtotals	$329	$295	$128	$260	$189	$286

Long-term debt	$329	$—	$—	$260	$—	$—
Deferred income taxes and other	—	—	23	—	—	20

Liability Subtotals	$329	$—	$23	$260	$—	$20

Note 8. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States and Puerto Rico, our wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan and the United Kingdom, our majority-owned subsidiaries in Chile and Mexico and our joint ventures in China and India and our other controlled subsidiaries in China. Our operations are conducted in three operating segments, the Walmart U.S. segment, the Walmart International segment and the Sam’s Club segment. The Company defines its segments as those business units whose operating results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We sell similar individual products and services in each of our segments. It is impractical to segregate and identify revenue for each of these individual products and services.

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As part of an operational realignment in February 2010, our Puerto Rico operations shifted from the Walmart International segment to the respective Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. All prior period amounts have been reclassified to conform to the current period’s presentation. The amounts under the caption “Other” in the Operating Income table below represent unallocated corporate overhead items.

The Company measures the results of its segments using, among other measures, each segment’s operating income that includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. In the first quarter of fiscal 2011, certain information systems’ expenses previously included in unallocated corporate overhead have been allocated to the segment that is directly benefitting from those costs. The segment operating income is reclassified for all prior periods presented to conform to the current period’s presentation.

Net sales by operating segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2010	2009	2010	2009
Net Sales:
Walmart U.S.	$62,178	$62,210	$189,156	$188,482
Walmart International	26,919	24,631	77,850	68,584
Sam’s Club	12,142	11,826	36,346	35,240

Net sales	$101,239	$98,667	$303,352	$292,306

Operating income by segment was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2010	2009 As Adjusted	2010	2009 As Adjusted
Operating Income:
Walmart U.S.	$4,399	$4,318	$13,893	$13,570
Walmart International	1,223	1,078	3,605	3,033
Sam’s Club	367	395	1,224	1,205
Other	(378)	(349)	(1,184)	(1,264)

Operating income	5,611	5,442	17,538	16,544
Interest expense, net	(516)	(475)	(1,472)	(1,415)

Income from continuing operations before income taxes	$5,095	$4,967	$16,066	$15,129

The following table sets forth the changes in goodwill, by operating segment, for the nine months ended October 31, 2010:

(Amounts in millions)	Walmart International	Walmart U.S.	Sam’s Club	Total
Balances - February 1, 2010	$15,606	$207	$313	$16,126
Currency translation	345	—	—	345
Acquisitions and other	83	32	—	115

Balances - October 31, 2010	$16,034	$239	$313	$16,586

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in the composition of accumulated other comprehensive income (loss) for the nine months ended October 31, 2010:

(Amounts in millions)	Currency Translation	Derivative Instruments	Minimum Pension Liability	Total
Balances - February 1, 2010	$348	$77	$(495)	$(70)
Currency translation adjustment	281	—	—	281
Net change in fair value of derivatives	—	(106)	—	(106)

Balances - October 31, 2010	$629	$(29)	$(495)	$105

The currency translation adjustment includes a net translation loss of $1.1 billion at October 31, 2010 related to the net investment hedges of our operations in the U.K. and Japan. In addition, during the nine months ended October 31, 2010, we reclassified $14 million from accumulated other comprehensive income (loss) to earnings on the re-measurement of non-U.S. denominated debt.

Note 10. Common Stock Dividends

On March 4, 2010, the Company’s Board of Directors approved an increase in the annual dividend for fiscal 2011 to $1.21 per share, an increase of 11% over the dividends paid in fiscal 2010. The annual dividend will be paid in four quarterly installments on April 5, 2010, June 1, 2010, September 7, 2010 and January 3, 2011 to holders of record on March 12, May 14, August 13 and December 10, 2010, respectively. The dividend installments payable on April 5, 2010, June 1, 2010 and September 7, 2010, were paid as scheduled.

Note 11. Legal Proceedings

The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore, accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to, or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

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

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Gender Discrimination Case: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 in the United States District Court for the Northern District of California. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages and lost pay, subject to certain exceptions, includes all women employed at any Walmart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs.

On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided (6-5) opinion affirming certain portions of the district court’s ruling and reversing other portions. On August 25, 2010, the Company filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the Ninth Circuit’s decision. On September 17, 2010, the district court judge extended the stay of proceedings in the district court until the earlier of (1) thirty days after the Supreme Court’s ruling on the Company’s petition, or (2) December 30, 2010.

If the Company is not successful in its appeal of class certification, or an appellate court issues a ruling that allows for the certification of a class or classes with a different size or scope, and if there is a subsequent adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. The plaintiffs also seek punitive damages which, if awarded, could result in the payment of additional amounts material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the appeal, because of the uncertainty of the balance of the proceedings contemplated by the district court, and because the Company’s liability, if any, arising from the litigation, including the size of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss that may arise from the litigation.

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

Note 12. Acquisitions

Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, which operates in China under the Trust-Mart banner. The Company paid $264 million for its initial 35% interest and, as additional consideration, paid $374 million to extinguish a third party loan issued to the selling BCL shareholders that was secured by the pledge to the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the Share Purchase Agreement, the Company was committed to purchase the remaining interest in BCL on or before November 26, 2010, subject to certain conditions. In October 2010, the Company and the selling shareholder mutually agreed to extend the closing to May 26, 2011, while certain conditions of the contract are being completed.

Netto Food Stores Limited (“Netto”): On May 27, 2010, the Company announced an agreement with Dansk Supermarked A/S, whereby ASDA, our subsidiary in the United Kingdom, will purchase Netto. Netto operates 193 stores, each averaging 8,000 square feet. On September 23, 2010, the UK Office of Fair Trading announced its clearance of ASDA’s proposed purchase of Netto, subject to the requirement that the Company divests 47 Netto stores. The original estimated purchase price was approximately £778 million ($1.2 billion), before any divestitures. The transaction is expected to close in the first quarter of fiscal 2012.

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Note 13. Subsequent Event

On November 29, 2010, the Company announced an offer to purchase 51% of Massmart Holdings Ltd (“Massmart”), for approximately ZAR 17 billion ($2.3 billion). Massmart operates 288 stores under several wholesale and retail banners in South Africa and 13 other sub-Saharan African countries. The transaction is subject to final shareholder approval, as well as certain customary conditions and relevant regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam’s Club is to provide exceptional value on brand name merchandise at “members only” prices for both business and personal use. Internationally, we operate with similar philosophies. Our fiscal year ends on January 31 for our U.S., including Puerto Rico, and Canada operations. Our fiscal year ends on December 31 for all other operations.

This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of October 31, 2010, and for the three and nine month periods then ended and the accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements as of January 31, 2010, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2010, and incorporated by reference in, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2010.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess our performance. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.

Our operations comprise three business segments: Walmart U.S., Walmart International and Sam’s Club. As part of an operational realignment, on February 1, 2010, our Puerto Rico operations shifted from the Walmart International segment to the respective Walmart U.S. and Sam’s Club segments. The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. All prior period amounts have been reclassified to conform to the current period’s presentation.

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

Comparable store or club sales is a measure which indicates the performance of our existing U.S. stores and clubs by measuring the growth or decline in sales for such stores and clubs for a particular period over the corresponding period in the prior year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format are excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Comparable store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

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

Effective May 1, 2010, the Company implemented a new enterprise resource planning (“ERP”) system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory in these operations from 13 divisions to 49 departments. The

Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as providing a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

Company Performance Metrics

The Company’s performance metrics emphasize three priorities for improving shareholder value: Growth, Leverage and Returns. The Company’s priority of growth focuses on sales through comparable store or club sales and unit square footage growth; the priority of leverage encompasses the Company’s objective to increase its operating income at a faster rate than the growth in net sales by growing its operating, selling, general and administrative expenses (“operating expenses”) at a slower rate than the growth of its net sales; and the priority of returns focuses on how efficiently the Company employs its assets through return on investment (“ROI”) and how effectively the Company manages working capital through free cash flow.

Growth

Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2010			2009		2010			2009
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$62,178	61.4%	-0.1%	$62,210	63.1%	$189,156	62.3%	0.4%	$188,482	64.4%
Walmart International	26,919	26.6%	9.3%	24,631	24.9%	77,850	25.7%	13.5%	68,584	23.5%
Sam’s Club	12,142	12.0%	2.7%	11,826	12.0%	36,346	12.0%	3.1%	35,240	12.1%

Net sales	$101,239	100.0%	2.6%	$98,667	100.0%	$303,352	100.0%	3.8%	$292,306	100.0%

Our consolidated net sales increased 2.6% and 3.8% for the three and nine months ended October 31, 2010, respectively, when compared to the three and nine months ended October 31, 2009. The increase in net sales is primarily due to our continued expansion activities as we added 2.9% of additional retail square feet during the trailing 12 months ended October 31, 2010. In addition, $349 million and $3.8 billion, respectively, of the increase in net sales resulted from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Calendar Comparable Store and Club Sales

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Walmart U.S.	-1.5%	-0.6%	-1.4%	0.0%
Sam’s Club(1)	3.3%	-2.0%	3.6%	-2.8%

Total U.S.(2)	-0.8%	-0.8%	-0.6%	-0.5%

(1)	Sam’s Club comparable club sales include fuel. Comparable fuel sales had a positive impact of 1.3 percentage points and a negative impact of 2.1 percentage points for the three months ended October 31, 2010 and 2009, respectively. Comparable fuel sales had a positive impact of 2.1 percentage points and a negative impact of 3.9 percentage points for the nine months ended October 31, 2010 and 2009, respectively. Volatility in fuel prices may continue to impact the Sam’s Club segment’s comparable club sales in the future.

(2)	Comparable fuel sales had a positive impact of 0.2 percentage points and a negative impact of 0.4 percentage points for the three months ended October 31, 2010 and 2009, respectively. Comparable fuel sales had a positive impact of 0.4 percentage points and a negative impact of 0.6 percentage points for the nine months ended October 31, 2010 and 2009, respectively. Volatility in fuel prices may continue to impact the Total U.S. comparable store sales in the future.

Comparable store and club sales in the United States, including fuel sales, decreased 0.8 percent and 0.6 percent for the three and nine months ended October 31, 2010, respectively. The decline in comparable store and club sales in the three and nine month periods ended October 31, 2010 was primarily driven by the Walmart U.S. segment’s decline in customer traffic. A decline in average ticket in our Walmart U.S. segment also contributed to the decrease for the three months ended October 31, 2010.

Leverage

Operating Income

	Three Months Ended October 31,					Nine Months Ended October 31,
	2010			2009		2010			2009
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,399	78.4%	1.9%	$4,318	79.3%	$13,893	79.2%	2.4%	$13,570	82.0%
Walmart International	1,223	21.8%	13.5%	1,078	19.8%	3,605	20.6%	18.9%	3,033	18.3%
Sam’s Club	367	6.5%	-7.1%	395	7.3%	1,224	7.0%	1.6%	1,205	7.3%
Other	(378)	-6.7%	8.3%	(349)	-6.4%	(1,184)	-6.8%	-6.3%	(1,264)	-7.6%

Total operating income	$5,611	100.0%	3.1%	$5,442	100.0%	$17,538	100.0%	6.0%	$16,544	100.0%

We believe comparing the growth of our operating expenses to the growth of our net sales and comparing the growth of our operating income to the growth of our net sales are meaningful measures as they indicate how effectively we manage costs and leverage operating expenses. Our objective is to grow operating expenses at a slower rate than net sales and to grow operating income at a faster rate than net sales.

Operating Expenses

For the three and nine months ended October 31, 2010 operating expenses increased 2.1% and 2.2%, respectively when compared to the same periods in the prior year, while net sales increased 2.6% and 3.8%, respectively over the same periods. Operating expenses grew at a slower rate than net sales primarily due to improved labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations, as well as a reduction in estimates for certain incentive plan expenses.

Operating Income

For the three and nine months ended October 31, 2010, we met our objective of growing operating income at a faster rate than net sales. Our operating income grew by 3.1% and 6.0% for the three and nine months ended October 31, 2010, respectively, when compared to the same periods in the prior year, while net sales increased by 2.6% and 3.8%, respectively, over the same periods. We met this objective in both periods, primarily due to our focus on expense leverage.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors, because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

ROI was 18.6% and 18.4% for the trailing 12-month periods ended October 31, 2010 and 2009, respectively. The period-over-period increase in ROI is principally due to an increase in adjusted operating income, as a result of our focus on expense leverage.

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

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended October 31,
(Dollar amounts in millions)	2010	2009 As Adjusted(3)
CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income	$24,996	$23,067
+ Interest income	214	196
+ Depreciation and amortization	7,537	6,940
+ Rent	1,922	1,761

= Adjusted operating income	$34,669	$31,964

Denominator

Average total assets of continuing operations(1)	$179,555	$169,755
+ Average accumulated depreciation and amortization(1)	42,262	36,799
- Average accounts payable(1)	33,564	30,851
- Average accrued liabilities(1)	17,078	15,991
+ Rent * 8	15,376	14,088

= Average invested capital	$186,551	$173,800

Return on investment (ROI)	18.6%	18.4%

CALCULATION OF RETURN ON ASSETS

Numerator
Income from continuing operations	$15,771	$13,988

Denominator
Average total assets of continuing operations(1)	$179,555	$169,755

Return on assets (ROA)	8.8%	8.2%

	As of October 31,
	2010	2009 As Adjusted(3)	2008 As Adjusted(3)
Certain Balance Sheet Data
Total assets of continuing operations(2)	$186,753	$172,357	$167,152
Accumulated depreciation and amortization	44,974	39,549	34,048
Accounts payable	36,208	30,920	30,782
Accrued liabilities	17,518	16,638	15,343

(1)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

(2)	Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of October 31, 2010, 2009 and 2008 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $137 million, $145 million and $262 million, respectively.

(3)	Effective May 1, 2010, the Company implemented a new ERP system for its operations in the United States, Canada and Puerto Rico. Concurrent with this implementation and the increased system capabilities, the Company changed the level at which it applies the retail method of accounting for inventory in these operations from 13 divisions to 49 departments. The Company believes the change is preferable because applying the retail method of accounting for inventory at the departmental level better segregates merchandise with similar cost-to-retail ratios and turnover, as well as providing a more accurate cost of goods sold and ending inventory value at the lower of cost or market for each reporting period. The retrospective application of this accounting change impacted both segment and consolidated operating income, as well as consolidated net income for all comparable periods presented.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $2.9 billion and $3.6 billion for the nine months ended October 31, 2010 and 2009, respectively. Our free cash flow during the current period was impacted by our increased investment in inventory, partially offset by an increase in accounts payable.

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

Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statements of cash flows.

Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by other companies to calculate their free cash flow before comparing our free cash flow to that of such other companies.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, for the nine months ended October 31, 2010 and 2009, as well as information regarding net cash used in investing activities and net cash used in financing activities in those periods.

	Nine Months Ended October 31,
	2010	2009
(Amounts in millions)
Net cash provided by operating activities	$12,265	$12,440
Payments for property and equipment	(9,319)	(8,885)

Free cash flow	$2,946	$3,555

Net cash used in investing activities	$(9,289)	$(8,661)

Net cash used in financing activities	$(330)	$(4,926)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operations.

Consolidated

Three and nine months ended October 31, 2010 and 2009

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net Sales (1)	$101,239	$98,667	$303,352	$292,306
Percentage change from comparable period	2.6%	1.1%	3.8%	-0.3%
Gross profit margin as a percentage of sales	25.0%	25.1%	24.8%	25.0%
Operating income (1)	$5,611	$5,442	$17,538	$16,544
Operating income as a percentage of net sales	5.5%	5.5%	5.8%	5.7%
Total U.S. Calendar comparable store and club sales	-0.8%	-0.8%	-0.6%	-0.5%
Unit counts	8,692	8,211	8,692	8,211
Retail square footage (2)	970,802	943,470	970,802	943,470

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Our consolidated net sales increased 2.6% and 3.8% for the three and nine months ended October 31, 2010, respectively, when compared to the three and nine months ended October 31, 2009. The increases in net sales are primarily due to our continued expansion activities as we added 2.9% of additional retail square feet during the trailing 12 months ended October 31, 2010. In addition, $349 million and $3.8 billion, respectively, of the increase in net sales resulted from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Our gross profit, as a percentage of net sales (“gross profit margin”), for the three and nine months ended October 31, 2010, was relatively flat with the comparable periods in the prior year.

Operating expenses, as a percentage of net sales, were 20.2% and 20.3% for the three months ended October 31, 2010 and 2009, respectively. Operating expenses, as a percentage of net sales, were 19.7% and 20.0% for the nine months ended October 31, 2010 and 2009, respectively. These declines are primarily due to improved labor productivity and organizational changes implemented at the end of fiscal 2010 designed to strengthen and streamline our operations, as well as a reduction in estimates for certain incentive plan expenses.

Our effective income tax rate was 29.5% and 32.9% for the three and nine months ended October 31, 2010, respectively, as compared to 34.3% and 34.1% for the three and nine months ended October 31, 2009, respectively. These declines in the effective tax rate are primarily due to a $191 million tax benefit related to changes in transfer pricing policies in a foreign tax jurisdiction during the three months ended October 31, 2010. We expect the fiscal 2011 annual effective tax rate to be approximately 33% to 34%. Significant factors that may impact the annual effective tax rate include changes in our assessment of certain tax contingencies, settlement of tax contingencies and the mix of earnings among our U.S. and international operations.

As a result of the factors discussed above, we reported $3.6 billion and $3.3 billion of income from continuing operations for the three months ended October 31, 2010 and 2009, respectively, and $10.8 billion and $10.0 billion of income from continuing operations for the nine months ended October 31, 2010 and 2009, respectively.

Walmart U.S. Segment

Three and nine months ended October 31, 2010 and 2009

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net Sales (1)	$62,178	$62,210	$189,156	$188,482
Percentage change from comparable period	-0.1%	1.2%	0.4%	1.8%
Operating income (1)	$4,399	$4,318	$13,893	$13,570
Operating income as a percentage of net sales	7.1%	6.9%	7.3%	7.2%
Calendar comparable store sales	-1.5%	-0.6%	-1.4%	0.0%
Unit counts	3,792	3,751	3,792	3,751
Retail square footage (2)	614,784	604,850	614,784	604,850

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart U.S. segment were relatively flat for the three and nine months ended October 31, 2010 when compared to the same periods in the prior year, as a 1.6% increase in year-over-year retail square feet was offset by a decline in comparable store sales. Comparable store sales decreased 1.5% and 1.4%, respectively, for the three and nine months ended October 31, 2010 primarily due to a decline in customer traffic. A decline in average ticket also contributed to the decrease for the three months ended October 31, 2010.

Gross profit margin was relatively flat for the three and nine months ended October 31, 2010, compared to the three and nine months ended October 31, 2009.

Operating expenses, as a percentage of segment net sales, decreased 0.1 percentage points and 0.3 percentage points for the three and nine months ended October 31, 2010, respectively, compared to the three and nine months ended October 31, 2009 primarily due to improved labor productivity, as well as lower advertising expenses, reduced healthcare expenses, and a reduction in estimates for certain incentive plan expenses.

As a result of the factors discussed above, segment operating income was $4.4 billion and $4.3 billion for the three months ended October 31, 2010 and 2009, respectively, and $13.9 billion and $13.6 billion for the nine months ended October 31, 2010 and 2009, respectively.

Walmart International Segment

Three and nine months ended October 31, 2010 and 2009

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net Sales (1)	$26,919	$24,631	$77,850	$68,584
Percentage change from comparable period	9.3%	1.6%	13.5%	-4.9%
Operating income (1)	$1,223	$1,078	$3,605	$3,033
Operating income as a percentage of net sales	4.5%	4.4%	4.6%	4.4%
Unit counts	4,292	3,846	4,292	3,846
Retail square footage (2)	274,977	256,991	274,977	256,991

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Walmart International segment increased 9.3% and 13.5% for the three and nine months ended October 31, 2010, respectively, versus the comparable periods in the prior year. The increases in net sales are primarily due to our continued expansion activities, principally in Mexico, Brazil, China and Canada, as overall retail square footage increased 7.0% during the trailing twelve month period ended October 31, 2010. Additionally, fluctuations in currency exchange rates provided a favorable impact of $349 million and $3.8 billion, respectively, to the Walmart International segment’s net sales for the three and nine months ended October 31, 2010. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Gross profit margin was relatively flat for the three and nine months ended October 31, 2010 as compared to the same periods in the prior year.

Operating expenses, as a percentage of segment net sales, for the three and nine months ended October 31, 2010 decreased 0.3 percentage points and 0.4 percentage points, respectively, versus the comparable periods in the prior year. During the three and nine month periods ended October 31, 2010, we achieved expense reductions in Walmart Japan through the implementation of every day low cost (“EDLC”) initiatives, as well as leveraging our expenses in Brazil and Central America. In addition, operating expenses during the three and nine months ended October 31, 2009 were impacted by certain charges at our subsidiaries in Chile and Japan for $40 million and $46 million, respectively.

Operating income for the three and nine months ended October 31, 2010 includes a benefit of $11 million and $176 million, respectively, resulting from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the operating results of the Walmart International segment in the future.

As a result of the factors above, segment operating income was $1.2 billion and $1.1 billion for the three months ended October 31, 2010 and 2009, respectively, and $3.6 billion and $3.0 billion for the nine months ended October 31, 2010 and 2009, respectively.

Sam’s Club Segment

Three and nine months ended October 31, 2010 and 2009

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net Sales (1)	$12,142	$11,826	$36,346	$35,240
Percentage change from comparable period	2.7%	-0.7%	3.1%	-1.7%
Operating income (1)	$367	$395	$1,224	$1,205
Operating income as a percentage of net sales	3.0%	3.3%	3.4%	3.4%
Calendar comparable club sales	3.3%	-2.0%	3.6%	-2.8%
Unit counts	608	614	608	614
Retail square footage (2)	81,040	81,629	81,040	81,629

(1)	Dollar amounts in millions
(2)	Amounts in thousands

Net sales for the Sam’s Club segment increased 2.7% and 3.1% for the three and nine months ended October 31, 2010, respectively, versus the comparable periods of the prior year. The increases in net sales are primarily due to the increase in comparable club sales, partially offset by a slight decline in year-over-year retail square footage. Comparable club sales increased 3.3% and 3.6% during the three and nine months ended October 31, 2010, respectively. Fuel sales, driven by higher fuel prices, positively impacted comparable sales by 1.3 percentage points and 2.1 percentage points, respectively, during the three and nine month periods ended October 31, 2010. Customer traffic increased over the three month period while average ticket increased over the three and nine month periods. Volatility in fuel prices may continue to impact the net sales of the Sam’s Club segment in the future.

Gross profit margin was relatively flat for the three and nine months ended October 31, 2010 as compared to the same periods in the prior year.

Operating expenses, as a percentage of segment net sales, increased 0.2 percentage points during the three months ended October 31, 2010 compared to the three months ended October 31, 2009, primarily due to credit card interchange fees, increased marketing expenses and remodeling costs. Operating expenses, as a percentage of segment net sales, decreased 0.1 percentage points during the nine months ended October 31, 2010 compared to the same period ended October 31, 2009, primarily driven by club productivity.

Membership and other income, as a percentage of segment net sales, for the three and nine months ended October 31, 2010 was comparable to the three and nine months ended October 31, 2009.

As a result of the above factors, segment operating income was $367 million and $395 million for the three months ended October 31, 2010 and 2009, respectively, and $1.2 billion for the nine months ended October 31, 2010 and 2009.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global expansion activities. Generally, some or all of the remaining free cash flow, if any, funds all or part of the dividends on our common stock and share repurchases.

	Nine Months Ended October 31,
	2010	2009
(Amounts in millions)
Net cash provided by operating activities	$12,265	$12,440
Payments for property and equipment	(9,319)	(8,885)

Free cash flow	$2,946	$3,555

Net cash used in investing activities	$(9,289)	$(8,661)

Net cash used in financing activities	$(330)	$(4,926)

Cash Flows from Operating Activities

Cash flows provided by operating activities were $12.3 billion and $12.4 billion for the nine months ended October 2010 and 2009, respectively. The decrease in cash flows provided by operating activities for the nine months ended October 31, 2010 was primarily attributable to our increased investment in inventory, partially offset by an increase in accounts payable.

Cash Equivalents and Working Capital

Cash and cash equivalents were $10.6 billion and $6.0 billion at October 31, 2010 and 2009, respectively. Our working capital deficits were $8.8 billion and $7.6 billion at October 31, 2010 and 2009, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were $9.3 billion and $8.7 billion during the nine months ended October 31, 2010 and 2009, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We expect capital expenditures for our fiscal year ending January 31, 2011 to range between $13 billion and $14 billion.

Cash Flows from Financing Activities

Short-Term Borrowings

During the nine months ended October 31, 2010, we increased our net short-term borrowings by $6.8 billion as compared to an increase of $3.5 billion during the same period in the prior year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, capital expenditures, and for other cash requirements and corporate purposes on an as needed basis.

In June 2010, we renewed our existing 364-day revolving credit facility which is used to complement our commercial paper program (the “364-day Facility”). The size of the 364-day Facility was increased from $7.0 billion to $9.0 billion. In conjunction with the 364-day Facility, we also renewed an existing letter of credit facility used to support various potential and actual obligations. The size of the new letter of credit facility was reduced from $2.35 billion to $2.23 billion to reflect program improvements. In both facilities, undrawn and drawn fees were reduced from the prior year. The 364-day Facility remained undrawn as of October 31, 2010.

Long-Term Debt

Proceeds from the issuance of long-term debt were $11.4 billion and $5.5 billion, for the nine months ended October 31, 2010 and 2009, respectively. The proceeds from the issuance of long-term debt are used or will be used to paydown existing debt or refinance existing debt as it matures, and for other corporate purposes. Long-term debt issued during the current period is described below.

On April 1, 2010, the Company issued $750 million principal amount of its 2.875% Notes due 2015 and $1.25 billion principal amount of its 5.625% Notes due 2040. The aggregate net proceeds from these note issuances were approximately $2.0 billion. The notes of each series require semi-annual interest payments on April 1 and October 1 of each year, with the first payment having commenced on October 1, 2010. The 2.875% Notes due 2015 will mature on April 1, 2015, and the 5.625% Notes due 2040 will mature on April 1, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

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

On July 28, 2010, the Company issued and sold ¥60 billion of its Japanese Yen Bonds—Fourth Series (2010) (the “Fixed Rate Fourth Series Bonds”), ¥10 billion of its Japanese Yen Bonds—Fifth Series (2010) (the “Fixed Rate Fifth Series Bonds”) and ¥30 billion of its Japanese Yen Floating Rate Bonds—Third Series (2010) (the “Floating Rate Bonds”) at an issue price, in the case of each issue of bonds, equal to the face amount of the bonds and used the proceeds to repay a portion of its outstanding borrowing under its Yen-denominated credit facility. The aggregate net proceeds of the bonds were approximately $1.0 billion. The Fixed Rate Fourth Series Bonds bear interest at a rate of 0.94% per annum, and the Fixed Rate Fifth Series Bonds bear interest at a rate of 1.60%. The Floating Rate Bonds bear interest at a floating rate of interest equal to an applicable three-month Yen LIBOR for each interest period plus 0.45%. Interest started accruing on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on July 29, 2010 and on the Floating Rate Bonds on July 28, 2010. The Company will pay interest on the Fixed Rate Fourth Series Bonds and the Fixed Rate Fifth Series Bonds on January 28 and July 28 of each year, commencing on January 28, 2011. The Company will pay interest on the Floating Rate Bonds on January 28, April 28, July 28, and October 28 of each year, with the first payment having commenced on October 28, 2010. The Fixed Rate Fourth Series Bonds and the Floating Rate Bonds will mature on July 28, 2015, and the Fixed Rate Fifth Series Bonds will mature on July 28, 2020. The entire principal amount of the bonds of each series is payable at maturity. The bonds of each series are senior, unsecured obligations of the Company.

On October 25, 2010, the Company issued $750 million principal amount of its 0.750% Notes due 2013, $1.250 billion principal amount of its 1.500% Notes due 2015, $1.750 billion principal amount of its 3.250% Notes due 2020 and $1.250 billion principal amount of its 5.000% Notes due 2040. The aggregate net proceeds of these note issuances were approximately $4.9 billion. The notes of each series will require semi-annual interest payments on April 25 and October 25 of each year, beginning on April 25, 2011. The 0.750% Notes due 2013 will mature on October 25, 2013; the 1.500% Notes due 2015 will mature on October 25, 2015; the 3.250% Notes due 2020 will mature on October 25, 2020; and the 5.000% Notes due 2040 will mature on October 25, 2040. The entire principal amount of the notes of each series is payable at maturity. The notes of each series are senior, unsecured obligations of the Company.

Dividends

On March 4, 2010, our Board of Directors approved an increase in the annual dividend for fiscal 2011 to $1.21 per share, an increase of 11% over the dividends paid in fiscal 2010. The annual dividend will be paid in four quarterly installments on April 5, 2010, June 1, 2010, September 7, 2010 and January 3, 2011 to holders of record on March 12, May 14, August 13 and December 10, 2010, respectively. We paid dividends of $3.4 billion and $3.2 billion, respectively, for the nine months ended October 31, 2010 and 2009. We expect to pay dividends of approximately $1.2 billion for the remainder of fiscal 2011.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restrictions limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We spent approximately $11.0 billion and $5.1 billion for share repurchases during the nine months ended October 31, 2010 and 2009, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below contains certain information regarding our share repurchases during the quarter ended October 31, 2010 under the share repurchase programs described above. At October 31, 2010, we had $8.5 billion of remaining authorization for share repurchases under the existing program.

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

Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity in the past. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At October 31, 2010, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA

In the event that the ratings of our commercial paper or any rated series of our outstanding long-term debt issues were lowered or withdrawn for any reason or if the ratings assigned to any new issue of the Company’s long-term debt securities were lower than those noted above, our ability to access the debt markets would be adversely affected. In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt, (i.e., the rate of interest on any such indebtedness), would be higher than our cost of funds would have been had the ratings of those new issues been at or above the level of the ratings noted above. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At October 31, 2010 and 2009, the ratio of our debt to total capitalization was 46.4% and 41.3%, respectively, due to the growth in the Company’s long-term debt. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2010 are similar to those disclosed in our Form 10-K for the year ended January 31, 2010.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. During fiscal 2010, we began implementing a new financial system in stages. The second stage of the implementation was recently completed during the second quarter of fiscal 2011 for the largest portion of our business, the U.S. and our subsidiaries in Canada and Puerto Rico. We continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Except for the new system implementation noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exempt Status Cases: Salvador v. WM and Sam’s West, Inc., USDC, Central Dist. of CA, Western Div., 12/22/05; Sepulveda v. WM, USDC, Central Dist. of CA, Western Div., 1/14/04; Zinman v. WM, USDC, Northern Dist. of CA, 05/08/09; Bramble and Lynch v. WM, USDC, Eastern Dist. of PA, 10/27/09; Bramble v. WM, USDC, Eastern Dist. of PA, 10/27/09; Lynch v. WM, USDC, District of MA, 10/27/09; Davis v. WM, USDC, Middle Dist. of AL, Eastern Div., 1/26/10; Beltran v. WM, USDC, Central Dist. of CA, Southern Div., 9/2/10.

Gender Discrimination Case: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04.

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

On August 19, 2009, the Office of the District Attorney for Riverside County, California, notified the Company that it had instituted an investigation into whether violations of California laws regarding underground storage tanks occurred at two Sam’s Club stations. The Company cooperated with the County’s investigation, implemented certain remedial measures and reached a settlement with the County. Under the terms of the settlement agreement, the Company will be subject to certain obligations regarding compliance for a period of five years and will pay $750,000 in civil and administrative penalties and $200,000 in investigation costs.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred. We note, however, that certain information contained in the risk factor addressing the fact that we are subject to certain legal proceedings that may adversely affect our results of operation, financial condition and liquidity has changed. In that risk factor we discuss the status of Dukes v. Wal-Mart Stores, Inc., a class action lawsuit in which we are a defendant. Please see Note 11 to the condensed consolidated financial statements for a discussion of a recent decision issued by the United States Court of Appeals for the Ninth Circuit in that case and our subsequent filing of a petition for Writ of Certiorari with the United States Supreme Court.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 4, 2009 and announced on June 5, 2009. On June 3, 2010, the Board of Directors replaced the $15.0 billion share repurchase program, which had approximately $4.7 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 4, 2010. As a result, we have terminated, and will make no further share repurchases under the program announced on June 5, 2009. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases, and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to unissued status. We spent approximately $11.0 billion and $5.1 billion for share repurchases during the nine months ended October 31, 2010 and 2009, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Share repurchase activity under our share repurchase program was as follows during the three months ended October 31, 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2010	27,288,626	$51.11	27,288,626	$10.9
September 1-30, 2010	24,044,282	52.81	24,044,282	9.6
October 1-31, 2010	22,018,004	53.92	22,018,004	8.5

Total	73,350,912		73,350,912	$8.5

Item 5.	Other Information

This Quarterly Report contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 7 to Walmart’s condensed consolidated financial statements as of and for the quarter ended October 31, 2010 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; a statement in Note 10 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal year 2011; statements in Note 11 to those condensed consolidated financial statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; and a statement in Note 12 as to the expected time of closing of a pending acquisition; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: under the caption “Company Performance Metrics—Growth” a statement (that also appears under the caption “Results of Operations—Consolidated”) relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s net sales, a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s Sam’s Club segment’s comparable club sales, and a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s total U.S. comparable store sales; statements under the caption “Results of Operations—Consolidated” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2011 and the factors that may impact that effective tax rate; statements under the caption “Results of Operations—Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the Walmart International segment’s net sales and operating results; statements under the caption “Results of Operations—Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the Sam’s Club segment’s net sales; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2011; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2011; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Company Share Repurchase Program” (that also appears in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds”) regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new ERP System may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome of certain legal proceedings to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “could be,” “could result,” “expect,” “expected,” “may become,” “may continue,” “may desire,” “may impact,” “may result,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and international suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2010. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: December 6, 2010	By:	/S/ MICHAEL T. DUKE
Michael T. Duke
President and Chief Executive Officer

Date: December 6, 2010	By:	/S/ CHARLES M. HOLLEY, JR.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer

Date: December 6, 2010	By:	/S/ STEVEN P. WHALEY
Steven P. Whaley
Senior Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on September 25, 2006.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.