Form 10-K
period 2011-01-31
WAL MART STORES INC
filed 2011-03-30
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 30, 2010, was $99,339,978,808. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

The registrant had 3,491,198,520 shares of common stock outstanding as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Annual Report to Shareholders for the Fiscal Year Ended January 31, 2011 (the “Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 3, 2011 (the “Proxy Statement”)	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is hereinafter referred to as “we,” “Walmart” or the “Company”) has previously filed with or furnished to, or that we may subsequently file with or furnish to, the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations for certain periods, including our expected sales, the expected sales of one or more of our operating segments, or our earnings per share for certain periods, and our comparable stores sales or comparable club sales of one of our operating segments or operations in a particular country for a period, the amount, nature and allocation of future capital expenditures, dividends, capital structure, opening of additional stores and clubs in the United States and additional units in the other countries in which we operate, the consummation of the acquisition of assets or operations, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our business plans, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our liquidity and ability to access the capital markets, the effect of economic developments on our customers, our operations and our results of operations, our effective annual tax rate, and other similar matters and the assumptions underlying or relating to any such statement. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “continue,” “estimate,” “expect,” “forecast,” “guidance,” “plan,” “projected,” “will be,” “will continue,” “will change,” “will decrease,” “will have,” “will increase” and “will remain,” or other phrases commencing with the word “will,” or phrases that are variations of or that use such words or phrases and other similar words and phrases that denote anticipated or expected occurrences or results. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and such reports, statements, information and announcements are based or will be based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed or implied in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.

Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, that are outside our control. Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales or comparable club sales for any period, our effective tax rate, business operations, business strategy, plans, goals and objectives. These factors include, but are not limited to: general economic conditions, including changes in the economy of the United States or other countries, economic instability, changes in the monetary policies of the United States, the Board of Governors of the Federal Reserve System, other governments or central banks, the current economic crisis and disruptions in the financial markets, including as a result of sovereign debt crises, governmental budget deficits, unemployment levels, credit availability to consumers and businesses, levels of consumer disposable income, consumer confidence, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods we sell, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to our stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and foreign suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax, labor and other laws and regulations that affect our business, costs of compliance with laws and regulations, the resolution of tax matters, the outcome of legal proceedings to which we are a party, interest rate fluctuations, and other capital market, economic and geo-political conditions and events, including civil unrest and terrorist attacks. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty and can be affected by many factors. The foregoing list of factors that may affect our operations and financial performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors and uncertainties, which we discuss below under the caption “Item 1A. Risk Factors,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q. In addition, from time to time, we may disclose additional risk factors in our Quarterly Reports on Form 10-Q and other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate and assumptions that we believe to be reasonable at the time such forward-looking statements are made, but because of the factors described and listed above, as well as the other risks, uncertainties and other factors, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make or that are made on our behalf, including those made herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2011

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Our consolidated financial statements are based on a fiscal year ending on January 31 for our U.S. and Canada operations and December 31 for all other operations. During the fiscal year ended January 31, 2011, we had net sales of approximately $419.0 billion.

Currently, our operations comprise three reportable business segments: (1) the Walmart U.S. segment; (2) the Walmart International segment; and (3) the Sam’s Club segment.

Our Walmart U.S. segment is the largest segment of our business, accounting for 62.1% of our fiscal 2011 net sales and operates retail stores in various formats in the United States and Puerto Rico, as well as Walmart’s online retail operations, walmart.com.

Our Walmart International segment consists of retail operations in 14 countries. This segment generated 26.1% of our fiscal 2011 net sales. The Walmart International segment includes numerous formats of retail stores, restaurants, Sam’s Clubs and online retail operations that operate outside the United States and Puerto Rico.

Our Sam’s Club segment consists of membership warehouse clubs in the United States and Puerto Rico and the segment’s online retail operations, samsclub.com. Sam’s Club accounted for 11.8% of our fiscal 2011 net sales.

We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA.

The Development of Our Company

Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders’ business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1984, we opened our first three Sam’s Clubs, and in 1988, we opened our first supercenter. In 1999, we opened our first Neighborhood Market.

In 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since 1992, our international presence has continued to expand. At January 31, 2011, our Walmart International segment conducted retail business in 14 countries.

Our Business Segments

The Company is engaged in the operation of retail stores located in all 50 states of the United States and Puerto Rico; its wholly-owned subsidiaries in Argentina, Brazil, Canada, Japan and the United Kingdom; its majority-owned subsidiaries in Chile, Mexico and five countries in Central America; and its joint ventures in India and China and other controlled subsidiaries in China. The Company defines its segments as those business units whose operating results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating under the “Walmart” or “Wal-Mart” brand, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the 50 United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com.

The Company measures the results of its segments using each segment’s operating income which includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the segment operating income for each segment affected by the revision is restated for all periods presented to maintain comparability.

Walmart U.S. Segment

The Walmart U.S. segment had net sales of $260.3 billion, $259.9 billion and $257.0 billion for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. During the most recent fiscal year, no single supercenter, discount store, Neighborhood Market or other small format location accounted for as much as 1% of total Company net sales.

General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states and Puerto Rico, with supercenters in 48 states and Puerto Rico, discount stores in 45 states and Puerto Rico and Neighborhood Markets and other small formats in 16 states and Puerto Rico. Supercenters range in size from 80,000 square feet to 260,000 square feet, with an average size of approximately 184,000 square feet. Our discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 106,000 square feet. Neighborhood Markets and other small formats range in size from 3,000 square feet to 62,000 square feet, with an average size of approximately 39,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.

WALMART U.S. SEGMENT

UNIT COUNT AND RETAIL SQUARE FEET (1)(2)

	Walmart U.S. Supercenters					Walmart U.S. Discount Stores
Fiscal Year	Opened	Closed	Conversions (3)	Total	Square Feet	Opened	Closed	Conversions (3)	Total	Square Feet
Balance Forward				1,985	371,509				1,218	124,695
2007	132	(3)	148	2,262	422,167	15	(2)	(148)	1,083	115,487
2008	82	—	109	2,453	457,472	7	(2)	(109)	979	105,541
2009	88	—	79	2,620	487,907	2	(4)	(79)	898	97,156
2010	49	—	86	2,755	510,757	—	(2)	(86)	810	87,721
2011	50	—	102	2,907	534,577	—	—	(102)	708	75,116

		Walmart U.S. Neighborhood Markets and Other Small Formats					Total Walmart U.S. Segment
Fiscal Year		Opened	Closed	Total	Square Feet		Opened (4)	Closed	Total	Square Feet
Balance Forward				131	5,026				3,334	501,230
2007		12	—	143	5,485		159	(5)	3,488	543,139
2008		20	—	163	6,365		109	(2)	3,595	569,378
2009		24	(2)	185	7,193		114	(6)	3,703	592,256
2010		5	—	190	7,374		54	(2)	3,755	605,852
2011		2	(3)	189	7,374		52	(3)	3,804	617,067

(1)	“Total” and “Square Feet” columns are as of January 31 for the years shown. Retail square feet are reported in thousands.
(2)	As part of an operational realignment in February 2010, the Company shifted its Puerto Rico operations from the Walmart International segment to the respective Walmart U.S. and Sam’s Club segments. Unit count and square feet data presented in the table above for the Walmart U.S. segment have been restated for all periods presented.
(3)	Includes expansions, relocations and conversions of discount stores to supercenters.
(4)	Total opened, net of expansions, relocations and conversions of discount stores to supercenters.

Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including discount stores, supercenters and Neighborhood Markets and other small formats.

(1)	Grocery consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, alcoholic and nonalcoholic beverages, floral and dry grocery, as well as consumables such as health and beauty aids, baby products, household chemicals, paper goods and pet supplies;

(2)	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service, and seasonal merchandise;

(3)	Hardlines consist of stationery and books, automotive accessories, hardware and paint, sporting goods, fabrics and crafts;

(4)	Health and wellness includes pharmacy and optical services;

(5)	Apparel includes apparel for women, girls, men, boys and infants, shoes, jewelry and accessories; and

(6)	Home includes home furnishings, housewares and small appliances, bedding, home décor, outdoor living and horticulture.

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

The percentage of net sales for the Walmart U.S. segment represented by each strategic merchandise unit was as follows during the fiscal years ended January 31, 2011 and 2010:

	January 31,
STRATEGIC MERCHANDISE UNITS	2011	2010
Grocery	54%	53%
Entertainment	12%	13%
Hardlines	11%	11%
Health and wellness	11%	10%
Apparel	7%	8%
Home	5%	5%

Total	100%	100%

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining supercenters, discount stores and Neighborhood Markets and other small formats vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including credit cards, debit cards, EBT cards, a private-label store credit card issued by a third-party provider and online payments through PayPal. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

Seasonal Aspects of Operations. The Walmart U.S. segment’s business is seasonal to a certain extent due to different calendar events, national and religious holidays, as well as different climatic conditions. Historically, its highest sales volume and segment operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and the lowest sales volume and segment operating income occur during the fiscal quarter ending April 30.

Competition. Our supercenters compete with other supercenter-type stores, hypermarts, discount stores, supermarkets, department, drug, variety and specialty stores, many of which are national or regional chains. Our discount stores and Neighborhood Markets and other small formats compete with other supercenter-type, discount, department, drug, variety and specialty stores and supermarkets, many of which are national or regional chains. We also compete with internet-based retailers and catalog businesses and with other retailers for new store sites.

Our ability to develop, open and operate units at the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•

EDLP – our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Save Even More – a strategy to meet or be below a competitor’s advertised price on key value items;

•	Store of the Community – a program to ensure the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located; and

•	Clean, Fast and Friendly – our commitment to deliver a great customer experience through fast, friendly service in a clean environment.

We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience.

Distribution. During fiscal 2011, approximately 78% of the Walmart U.S. segment’s purchases of merchandise were shipped to the segment’s stores through our distribution centers. The balance of merchandise purchased was shipped directly to stores from suppliers. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

Our Walmart U.S. segment operations are supported by 123 distribution facilities as of January 31, 2011, located strategically throughout the continental United States and Puerto Rico. Of these 123 distribution facilities, we owned and operated 105. Third parties owned and operated the remaining 18 distribution facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution centers also service our Sam’s Club segment for certain items.

Walmart International Segment

The Walmart International segment’s net sales for the fiscal years ended January 31, 2011, 2010 and 2009, were $109.2 billion, $97.4 billion and $96.1 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.

General. Our Walmart International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Japan, and the United Kingdom; our majority-owned subsidiaries operating in Chile, Mexico and five countries in Central America; our joint ventures in India and China and our other controlled subsidiaries in China. Walmart International operates units under approximately 60 different banners in numerous different formats, including discount stores, supermarkets, supercenters, hypermarkets, restaurants and, in Mexico, apparel stores. In addition, in Mexico and Canada, Walmart International operates banks that focus on consumer lending. Our Walmart International segment offers a limited amount of consumer credit products, principally through Chile, Canada and Mexico.

WALMART INTERNATIONAL SEGMENT

UNIT COUNT AND RETAIL SQUARE FEET (1)(2)

(Square feet in thousands)	Argentina		Brazil		Canada		Central America		Chile		China
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance Forward	11	2,175	295	23,225	278	31,730	—	—	—	—	56	10,261
2007	13	2,427	299	23,789	289	33,591	413	7,128	—	—	73	13,583
2008	21	3,789	313	24,958	305	36,590	457	7,822	—	—	202	36,391
2009	28	4,301	349	26,594	318	39,501	502	8,277	197	9,564	225	39,973
2010	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437	279	49,401
2011	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115	328	56,317

			Walmart Japan(3)		India		Mexico		United Kingdom		Total Walmart International
Fiscal Year			Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance Forward			434	26,768	—	—	774	44,655	315	25,532	2,163	164,346
2007			422	26,926	—	—	889	50,401	335	26,800	2,733	184,645
2008			420	24,569	—	—	1,023	56,804	352	27,868	3,093	218,791
2009			417	24,514	—	—	1,201	63,067	358	29,011	3,595	244,802
2010			414	24,292	1	50	1,469	69,067	371	30,053	4,099	265,846
2011			414	24,513	5	270	1,730	76,229	385	31,009	4,557	286,680

(1)	Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2010 for fiscal year 2011, December 31, 2009 for fiscal year 2010 and December 31, 2008 for fiscal year 2009 to correspond to the fiscal year end for those operations. Balances for fiscal years 2008 and 2007 are stated as of January 31 of the corresponding fiscal year. The unit counts and retail square feet also exclude our operations in Germany and South Korea, which were disposed of in October 2006.
(2)	As part of an operational realignment in February 2010, the Company shifted its Puerto Rico operations from the Walmart International segment to the respective Walmart U.S. and Sam’s Club segments. Total Walmart International unit count and retail square feet data presented in the table above excludes Puerto Rico.
(3)	All prior periods have been restated to include the Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. Also excludes 23 Seiyu units which were closed in fiscal 2010.

Walmart International has a diverse portfolio with approximately 60 banners, represented in three major categories, retail, wholesale and other. Generally, retail centers range in size from 2,000 square feet to 250,000 square feet. Our wholesale stores generally range in size from 40,000 square feet to 150,000 square feet. Other, representing restaurants in Chile, Japan and Mexico, range in size from under 1,000 square feet to 10,000 square feet. Unit counts(1) for Walmart International are as follows:

Country	Retail	Wholesale	Other	Total
Argentina	63	—	—	63
Brazil	403	76	—	479
Canada	325	—	—	325
Chile	277	—	2	279
China	322	6	—	328
Costa Rica	180	—	—	180
El Salvador	78	—	—	78
Guatemala	173	2	—	175
Honduras	56	—	—	56
India	—	5	—	5
Japan	371	—	43	414
Mexico	1,256	108	366	1,730
Nicaragua	60	—	—	60
United Kingdom	385	—	—	385

International Total	3,949	197	411	4,557

(1)	Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2010 to correspond with the country’s balance sheet date.

Merchandise. The merchandising strategy for the Walmart International segment is similar to that of our operations in the United States in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, numerous store brands not offered for sale in the U.S. stores and clubs have been developed to serve customers in the different markets in which the Walmart International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.

Operations. The hours of operation for operating units in the Walmart International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. We accept a variety of payment methods including credit cards, debit cards and private-label store credit cards issued by third-party providers and in Chile, Canada and Mexico, credit cards issued by our subsidiaries. Other consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer.

Across the Walmart International segment, we are leveraging best practices, lessons from multiple store formats and global sourcing practices. In addition, relationships with key global suppliers continue to help us leverage our volumes across countries.

Seasonal Aspects of Operations. The Walmart International segment’s business is seasonal to a certain extent. Historically, the highest sales volume and segment operating income occur in our fiscal quarter ending January 31 and the lowest sales volume and segment operating income occur in the fiscal quarter ending April 30. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

Competition. The Walmart International segment competes with a variety of local, national and international chains in the supermarket, discount, department, drug, variety and specialty stores, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate. We also operate local, national and international restaurant chains in Mexico, and consumer finance operations in Canada, Chile and Mexico. Our ability to offer our customers low prices on quality merchandise that offers exceptional value in the Walmart International segment determines, to a large extent, our competitive position in the countries in which Walmart International operates. In our international units, our ability to operate the food departments effectively has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. We utilize a total of 134 distribution facilities located in Argentina, Brazil, Canada, Chile, China, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua and the United Kingdom, including two export consolidation facilities in the United States. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2011, approximately 77% of the Walmart International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the Walmart International segment’s purchases directly to our stores in the various countries in which we operate. Of these 134 distribution facilities, we owned and operated 34 and leased and operated 38. Third parties owned and operated the remaining 62 distribution facilities.

Sam’s Club Segment

The Sam’s Club segment had net sales of $49.5 billion, $47.8 billion and $48.0 billion for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.

General. As a membership club warehouse, we operate Sam’s Clubs in 48 states and Puerto Rico. Facility sizes for Sam’s Clubs generally range between 71,000 and 190,000 square feet, with an average size of approximately 133,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

SAM’S CLUB SEGMENT

CLUB COUNT AND RETAIL SQUARE FEET (1)(2)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance Forward			576	74,471
2007	15	(3)	588	77,350
2008	12	—	600	79,316
2009	11	—	611	80,986
2010	6	(12)	605	80,539
2011	4	—	609	81,202

(1)	“Total” and “Square Feet” columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	As part of an operational realignment in February 2010, the Company shifted its Puerto Rico operations from the Walmart International segment to the respective Walmart U.S. and Sam’s Club segments. Unit count and square feet data presented in the table above for the Sam’s Club segment have been restated for all periods presented.

Merchandise. Sam’s Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label items including “Member’s Mark,” “Bakers & Chefs” and “Sam’s Club” brands in five merchandise categories, listed below, within the warehouse club format.

(1)	Grocery and consumables – includes dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;

(2)	Fuel and other categories – includes gasoline stations, tobacco, tools and power equipment, and tire and battery centers;

(3)	Technology, office and entertainment – includes electronics, wireless, software, video games, movies, books, music, toys, office supplies, office furniture and photo processing;

(4)	Home and apparel – includes home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, housewares, seasonal items, mattresses and small appliances; and

(5)	Health and wellness – includes pharmacy and optical services, and over the counter drugs.

Sales for the Sam’s Club segment, including online sales, by merchandise category, were as follows during the fiscal years ended:

	January 31,
CATEGORY	2011	2010
Grocery and consumables	55%	56%
Fuel and other categories	23%	21%
Technology, office and entertainment	9%	10%
Home and apparel	8%	8%
Health and wellness	5%	5%

Total	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits Business Members and Plus Members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership-only operations. A variety of payment methods are accepted at our clubs, including debit cards, certain types of credit cards, and private label and co-branded Discover credit cards issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our members’ health benefit plans.

Members include both business owners and individual consumers. Individual consumers are referred to as Advantage Members. The annual membership fee for an individual Advantage Member is $40 (plus taxes, if applicable) for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for Business Members is $35 (plus taxes, if applicable) for the primary membership card, with a spouse/household card available at no additional cost. In addition, Business Members can add up to eight business associates to their business account for $35 (plus taxes, if applicable) each. Sam’s Club Plus is a premium membership program that offers additional benefits and services to both Business and Advantage Club Members. The annual fee for a Primary Plus Member (Business or Advantage) is $100 (plus taxes, if applicable). In addition, Business Plus Primary Members can add up to sixteen business associates to their business membership for $35 (plus taxes, if applicable) each.

Seasonal Aspects of Operations. The Sam’s Club segment’s business is seasonal to a certain extent due to different calendar events, national and religious holidays, as well as different climatic conditions. Historically, its highest sales volume and segment operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and the lowest sales volume and segment operating income occur during the fiscal quarter ending April 30.

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, internet-based retailers and catalog businesses. Sam’s Club competes with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise and food to meet the needs of our members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2011, approximately 63% of the Sam’s Club segment’s non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and some of the Walmart U.S. segment’s distribution centers for certain items. Suppliers shipped the balance of the Sam’s Club segment’s purchases directly to Sam’s Club locations. As of January 31, 2011, our Sam’s Club segment operations were supported by 25 distribution facilities located strategically throughout the continental United States. Of these 25 distribution facilities, we owned and operated 8. Third parties owned and operated the remaining 17 distribution facilities.

The principal focus of our Sam’s Club’s distribution operations is on cross-docking merchandise, while stored inventory is minimized. Cross-docking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a cross-dock facility, sometimes less than an hour.

Sam’s Club uses a combination of our private truck fleet, as well as common carriers to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

Other Segment Information

Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2011 (the “Annual Report to Shareholders”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 to our Consolidated Financial Statements included therein, which information is incorporated herein by reference. Note 16 includes information regarding our segment and total company net sales and the total assets and long-lived assets of continuing operations we held in the United States and the other countries in which we operate. Portions of the Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

Employees

As of the end of fiscal 2011, the Company and its subsidiaries employed approximately 2.1 million employees (“associates”) worldwide, with approximately 1.4 million associates in the United States and 0.7 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt employees and experiences significant turnover in employees each year.

The Company maintains separate Profit Sharing and 401(k) Plans for associates in the United States and Puerto Rico. Associates generally become participants following one year of employment. Through fiscal 2011, the Profit Sharing component of the plan was entirely funded by the Company and the Company made an additional contribution to the associates’ 401(k) component of the plan. In addition to the Company’s contributions, associates could elect to contribute a percentage of their earnings to the 401(k) component of the plan.

Beginning in fiscal 2012, the Company will offer a safe harbor 401(k) plan to all eligible United States associates. The Company will match 100% of participant contributions up to 6% of annual eligible earnings. The Company will offer the same matching contribution to all eligible Puerto Rico associates. The matching contributions will immediately vest at 100% for each associate. Participants can contribute up to 50% of their pretax earnings, but not more than the statutory limits. Participants age 50 or older may defer additional earnings in catch-up contributions up to the maximum statutory limits.

In addition, in the United States, the Company offers a broad range of Company-paid benefits to our associates, including store discount cards or Sam’s Club memberships, bonuses based on Company performance, matching a portion of purchases in the Associate Stock Purchase Program, and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates. The Company’s medical plan has no lifetime maximum benefit for most expenses.

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

Name	Business Experience	Current Position Held Since	Age
Eduardo Castro-Wright	Vice Chairman, Wal-Mart Stores, Inc., responsible for Global eCommerce and Global Sourcing. From November 2008 to July 2010, he served as Vice Chairman, responsible for Walmart U.S. From September 2005 to November 2008, he served as Executive Vice President and President and Chief Executive Officer, Walmart U.S.	2010	56

M. Susan Chambers	Executive Vice President, People Division. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration.	2006	53

Brian C. Cornell	Executive Vice President, President and Chief Executive Officer, Sam’s Club. From June 2007 to April 2009, he served as Chief Executive Officer of Michaels, Inc., an arts and crafts specialty retailer. From April 2004 to June 2007, he served as Executive Vice President and Chief Marketing Officer of Safeway, Inc., a food and drug retailer.	2009	52

Leslie A. Dach	Executive Vice President, Corporate Affairs and Government Relations. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	56

Michael T. Duke	President and Chief Executive Officer. From September 2005 to January 2009, he served as Vice Chairman, Wal-Mart Stores, Inc., responsible for Walmart International.	2009	61

Rollin L. Ford	Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2006	48

Jeffrey J. Gearhart	Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel. From December 2007 to February 2009, he served as Senior Vice President, Deputy General Counsel. From September 2003 to December 2007, he served as Vice President, General Counsel, Corporate Division.	2010	46

Charles M. Holley, Jr.	Executive Vice President and Chief Financial Officer. From January 2007 to November 2010, he served as Executive Vice President, Finance and Treasurer. From December 2005 to January 2007, he served as Senior Vice President, Finance.	2010	54

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Walmart International. From August 2005 to January 2009, he served as Executive Vice President, President and Chief Executive Officer, Sam’s Club.	2009	44

William S. Simon	Executive Vice President, President and Chief Executive Officer, Walmart U.S. From March 2007 to July 2010, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From March 2006 to March 2007, he served as Executive Vice President, Professional Services, Walmart U.S.	2010	51

S. Robson Walton	Chairman of the Board of Directors.	1992	66

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller.	2007	51

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on the Investor Relations page of our website at www.walmartstores.com/investors. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.

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

General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, fluctuations in currency exchange rates, higher tax rates and other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our Walmart U.S. segment and Sam’s Club segment, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods and result in slower inventory turnover and greater markdowns on inventory. Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than in the United States. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our Walmart International segment.

Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the United States and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.

We may face impediments to our expansion in the United States, including conversions of discount stores into supercenters and opening other store formats, which may adversely affect our financial performance.

Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the United States and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets, other store formats, and Sam’s Clubs and to convert existing discount stores into supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. If we are unable to open new supercenters, discount stores, Neighborhood Markets, other small formats or Sam’s Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts or are otherwise not receptive to our presence in a market, our financial performance could be adversely affected.

Impediments to the expansion of our Walmart International operations could adversely affect our financial performance.

Our business strategy for our Walmart International segment includes expansion by selective acquisitions and strategic alliances that add new stores and markets to our existing Walmart International business, as well as opening new units in the countries in which we have existing operations. In the countries in which we have existing operations, new units may be opened in the formats already existing in those countries or may be opened in newly introduced formats, such as supercenters or Sam’s Clubs, not previously operated in those markets. As in the United States, our ability to open new stores or to expand or relocate existing stores in a market served by our Walmart International segment depends in large measure upon our ability to locate, hire and retain qualified personnel and our ability to acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units or to expand existing units. In addition, access to local suppliers of certain types of goods may limit our ability to add new units or to expand product selections in existing units in certain markets. Moreover, cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in the consumers in those markets not being as receptive to our retail concepts as we anticipate those consumers will be and may make an effective response to such issues more difficult to achieve. If we do not effectively execute our expansion plans for our Walmart International segment, our financial performance could be adversely affected.

We may be unable to continue to identify suitable acquisition candidates at acceptable prices and may not be successful in completing the acquisition of any such candidate identified. Although we ultimately believe we will be able to successfully integrate any newly acquired operations into our existing operations, no certainty exists that future acquisitions or alliances will be successfully integrated into our operations or can be successfully integrated in a reasonable time. Our failure to identify appropriate candidates for acquisition or alliance or to integrate effectively future acquisitions and alliances into our existing operations could adversely affect the growth of our Walmart International segment and our future financial performance.

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

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Walmart U.S. segment competes with retailers operating discount, department, drug, variety and specialty stores, supermarkets, supercenter-type stores and hypermarts, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter-type stores, hypermarts, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business” above for additional discussion of our competitive situation in our various operating segments.

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

Our Walmart International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Guatemala, Honduras, Japan, Mexico, Nicaragua, and the United Kingdom, as well as through joint venture agreements in China and India and our other controlled subsidiaries in China. During fiscal 2011, our Walmart International operations generated 26.1% of our net sales. As a result of our expansion activities in countries outside the United States, we expect that our Walmart International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, both of the United States and of the other countries in which we operate, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our Walmart International operations, and could adversely affect our financial performance.

Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our Walmart International operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries which have historically been less stable than the United States. Additional risks inherent in our Walmart International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Natural disasters and geo-political events could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornados, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distributions centers are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as the recent earthquake and tsunami in Japan, and could adversely affect our financial performance.

In light of the substantial premiums payable for insurance coverage for losses caused by certain natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, earthquakes, floods and tsunamis in the current insurance market, as well as the limitations on available coverage for such losses, we have chosen to be primarily self-insured with respect to such losses. Although we maintain certain specific coverages for losses from physical damages in excess of certain amounts to guard against catastrophic losses suffered from such causes, we still bear the risk of losses that would be incurred as a result of any physical damage to, or the destruction of, any stores, clubs and distribution centers, loss or spoilage of inventory, and business interruption caused by any such events below catastrophic levels of coverage, as well as in the event of a catastrophe, in excess of the aggregate limits of applicable coverages.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit brought on behalf of all past and present female employees in all of our retail stores and wholesale clubs in the United States. The class as certified in Dukes currently includes present and former female associates. The plaintiffs in this case allege that we have engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments and seek, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 4, 2004, the U.S. district court hearing this case issued an order granting in part and denying in part the plaintiffs’ motion for class certification, which we have appealed. On February 6, 2007, a divided three-judge panel of the United States Court of Appeals for the Ninth Circuit issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the Court of Appeals. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided (6-5) opinion affirming certain portions of the district court’s ruling and reversing other portions. On August 25, 2010, the Company filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was granted by the United States Supreme Court on December 6, 2010. The Company filed its Brief for Petitioner on January 20, 2011; the Brief for Respondents was filed on February 22, 2011; and oral argument was held on March 29, 2011. We discuss these cases and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 12 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

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

Although we have independent, redundant and physically separate primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our computer systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our computer systems and processes we may fail to realize the cost savings anticipated to be derived from these initiatives.

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

The number of discount stores, supercenters, Neighborhood Markets, other small formats, and Sam’s Clubs located in each state in the United States and Puerto Rico and the number of units located in each of the countries in which we operate are disclosed as of fiscal year-end January 31, 2011 in our Annual Report to Shareholders under the caption “Fiscal 2011 Unit Count” and are incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2011, in the United States and Puerto Rico, we owned 3,293 of the buildings in which discount stores, supercenters, Neighborhood Markets and other small formats operated and 498 of the buildings in which our Sam’s Clubs in the United States and Puerto Rico operated. Land on which our stores are located is either owned or leased by the Company. In the United States, we lease the remaining buildings in which our stores and clubs operate from either commercial property developers pursuant to capital or operating lease arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for annual rentals, some of which escalate during the original lease term. In some cases, the leases provide for additional rent based on sales volume. Substantially all of the Company’s store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.

We use independent contractors to construct our buildings.

Our 123 Walmart U.S. and 25 Sam’s Club distribution centers are located strategically throughout the continental United States and Puerto Rico. Of these 148 distribution facilities, we owned and operated 113 distribution facilities, and third parties owned and operated 35 of our distribution facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution centers also service our Sam’s Club segment for certain items.

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

Walmart International. We operate our Walmart International segment stores and restaurants in a combination of owned and leased properties in each country in which our Walmart International segment operates. As of the end of fiscal 2011, we owned 43 properties in Argentina, 175 properties in Brazil, 119 properties in Canada, 142 properties in Chile, 1 property in China, 78 properties in Costa Rica, 9 properties in El Salvador, 14 properties in Guatemala, 8 properties in Honduras, 52 properties in Japan, 566 properties in Mexico, 28 properties in Nicaragua and 250 properties in the United Kingdom. The remaining operating units in each such country are leased on terms that vary from property to property. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. As of the end of fiscal 2011, our Walmart International operations are supported by 134 distribution facilities. Of these 134 distribution facilities, we owned and operated 34 and leased and operated 38. Third parties owned and operated the remaining 62 distribution facilities.

For further information on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 12 to our Consolidated Financial Statements, entitled “Legal Proceedings,” which appears in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data” and is incorporated by reference, and refer to the discussion of important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

Wage-and-Hour Class Action: Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/07/07.

Gender Discrimination Class Action: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10.

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

In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response, implemented mitigation measures, and continues to monitor and provide the required maintenance to the mitigation area. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

On August 19, 2009, the Office of the District Attorney for Riverside County, California, notified the Company that it had instituted an investigation into whether violations of California laws regarding underground storage tanks occurred at two Sam’s Club stations. The Company and the District Attorney have resolved the matter, and the settlement was approved by the court on November 22, 2010. As part of the settlement, the Company paid $750,000 in civil penalties and $200,000 in costs.

In January, 2011, the Environmental Department of Porto Alegre Municipality formally notified WMS Supermercados do Brasil Ltda of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. WMS Supermercados do Brasil Ltda is cooperating with the agency as well as the District Attorney’s Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Market price of common stock,” “Listing” and “Dividends paid per share” in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is an exhibit to this Annual Report on Form 10-K.

Our common stock is principally traded in the United States on the New York Stock Exchange. At March 21, 2011, the latest practicable date, there were 283,633 common stock shareholders of record.

On June 3, 2010, the Board of Directors authorized a new $15.0 billion share repurchase program, which was announced on June 4, 2010. The program has no expiration date or other restriction limiting the period over which we can make our share repurchases and will expire only when and if we have repurchased $15.0 billion of our shares under the program or we earlier terminate or replace the program. Any repurchased shares are constructively retired and returned to an unissued status. We spent approximately $14.8 billion, $7.3 billion and $3.5 billion for share repurchases during the fiscal years ended January 31, 2011, 2010 and 2009, respectively. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock. At January 31, 2011, we had $4.8 billion of remaining authorization for share repurchases under the existing program.

Share repurchase activity under our share repurchase program was as follows during our quarter ended January 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
Nov 1-30, 2010	22,321,766	$54.35	22,321,766	$7.4
Dec 1-31, 2010	25,039,567	54.19	25,039,567	6.1
Jan 1-31, 2011	22,469,534	54.91	22,469,534	4.8

Total	69,830,867		69,830,867

ITEM 6.	SELECTED FINANCIAL DATA

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we began implementing a new financial system in stages and to date, have completed implementations in the United States and Puerto Rico, the United Kingdom, Canada and Japan. We plan to implement our new financial system in Mexico during the second quarter of fiscal 2012. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the Company’s directors, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled “Information About the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 2011 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2010 Annual Shareholders’ Meeting as previously filed with the SEC.

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

The information required by this item is incorporated herein by reference to all information under the caption “Related-Party Transactions,” under the caption “Corporate Governance—Transaction Review Policy” and under the caption “Information About the Board—Director Independence” included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to all information under the caption “Corporate Governance—Audit Committee Pre-Approval Policy” and under the caption “Company Proposals—Proposal No. 2: Ratification of Independent Accountants” included in our Proxy Statement.

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

(3) Exhibits

The following documents are filed as exhibits to this Form 10-K:

3 (a)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-13315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

3 (b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company dated September 25, 2006.

4 (a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4 (b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4 (c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4 (d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4 (e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4 (f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4 (g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4 (h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4 (i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512).

4 (j)	First Supplemental Indenture, dated December 1, 2006, between Wal-Mart Stores, Inc. and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between Wal-Mart Stores, Inc. and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569).

10(a)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective January 1, 2009 is incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10(b)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2008 is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 22, 2008.

+10(c)	The Rules of the ASDA Sharesave Plan 2000, as amended effective June 4, 2010, are incorporated by reference to Appendix B to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 19, 2010.

*+10(d)	The ASDA Colleague Share Ownership Plan 1999, as amended June 4, 2004.

+10(e)	Form of Restricted Stock Award and Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10(f)	Form of Post -Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

*+10(g)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004.

+10(h)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2010, is incorporated by reference to Appendix A to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 19, 2010.

*+10(i)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant.

+10(j)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10(k)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance-Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

*+10(l)	Amendment to Form of Post-Termination Agreement and Covenant Not to Compete Agreements.

*+10(m)	Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan (As Amended Effective January 1, 2009).

*+10(n)	Wal-Mart Stores, Inc. Director Compensation Plan, Amended and Restated Effective June 4, 2010.

+10(o)	Agreement between Wal-Mart Stores, Inc. and H. Lee Scott, Jr., dated November 20, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 21, 2008.

*+10(p)	Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete.

+10(q)	Agreement between Wal-Mart Stores, Inc. and Thomas M. Schoewe, dated September 28, 2010, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 29, 2010.

*12	Statement regarding computation of the Earnings to Fixed Charges Ratios.

*13	Portions of our Annual Report to Shareholders for the fiscal year ending January 31, 2011. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2011 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

*21	List of the Company’s Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certification.

**32.2	Chief Financial Officer Section 906 Certification.

101.INS**+	XBRL Instance Document.

101.SCH**+	XBRL Taxonomy Extension Schema Document.

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 30, 2011	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 30, 2011	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: March 30, 2011	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 30, 2011	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 30, 2011	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)

DATE: March 30, 2011	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 30, 2011	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: March 30, 2011	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: March 30, 2011	By	/s/ James I. Cash, Jr.
James I. Cash, Jr.
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2011

DATE: March 30, 2011	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 30, 2011	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 30, 2011	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: March 30, 2011	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: March 30, 2011	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Director

DATE: March 30, 2011	By	/s/ Arne M. Sorenson
Arne M. Sorenson
Director

DATE: March 30, 2011	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 30, 2011	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 30, 2011	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2011