Form 10-Q
period 2011-04-30
WAL MART STORES INC
filed 2011-06-03
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011.

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

Common Stock, $.10 Par Value – 3,472,560,467 shares as of May 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2011	2010
Revenues:
Net sales	$103,415	$99,097
Membership and other income	774	714

	104,189	99,811
Costs and expenses:
Cost of sales	78,177	74,618
Operating, selling, general and administrative expenses	20,116	19,456

Operating income	5,896	5,737
Interest:
Debt	491	455
Capital leases	71	67
Interest income	(44)	(51)

Interest, net	518	471

Income from continuing operations before income taxes	5,378	5,266

Provision for income taxes	1,800	1,822

Income from continuing operations	3,578	3,444
Loss from discontinued operations, net of tax	(28)	—

Consolidated net income	3,550	3,444
Less consolidated net income attributable to noncontrolling interest	(151)	(143)

Consolidated net income attributable to Walmart	$3,399	$3,301

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$0.98	$0.88
Basic loss per common share from discontinued operations attributable to Walmart	(0.01)	—

Basic net income per common share attributable to Walmart	$0.97	$0.88

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$0.98	$0.87
Diluted loss per common share from discontinued operations attributable to Walmart	(0.01)	—

Diluted net income per common share attributable to Walmart	$0.97	$0.87

Weighted-average number of common shares:
Basic	3,497	3,765
Diluted	3,513	3,781
Dividends declared per common share	$1.46	$1.21

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,		January 31,
(Amounts in millions)	2011	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,400	$8,516	$7,395
Receivables, net	4,785	4,235	5,089
Inventories	38,335	35,021	36,318
Prepaid expenses and other	3,330	3,445	2,960
Current assets of discontinued operations	108	129	131

Total current assets	55,958	51,346	51,893
Property and equipment:
Property and equipment	151,766	139,811	148,584
Less accumulated depreciation	(45,473)	(39,602)	(43,486)

Property and equipment, net	106,293	100,209	105,098
Property under capital leases:
Property under capital leases	6,064	5,713	5,905
Less accumulated amortization	(3,213)	(2,994)	(3,125)

Property under capital leases, net	2,851	2,719	2,780
Goodwill	16,895	15,859	16,763
Other assets and deferred charges	4,068	3,910	4,129

Total assets	$186,065	$174,043	$180,663

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$3,451	$4,812	$1,031
Accounts payable	34,321	31,372	33,557
Dividends payable	3,828	3,546	—
Accrued liabilities	15,962	15,617	18,701
Accrued income taxes	927	2,704	157
Long-term debt due within one year	3,173	6,012	4,655
Obligations under capital leases due within one year	345	353	336
Current liabilities of discontinued operations	44	74	47

Total current liabilities	62,051	64,490	58,484

Long-term debt	45,486	32,668	40,692
Long-term obligations under capital leases	3,211	3,112	3,150
Deferred income taxes and other	6,902	5,152	6,682
Redeemable noncontrolling interest	423	325	408

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	3,798	4,059	3,929
Retained earnings	60,330	62,180	63,967
Accumulated other comprehensive income (loss)	878	(216)	646

Total Walmart shareholders’ equity	65,006	66,023	68,542
Noncontrolling interest	2,986	2,273	2,705

Total equity	67,992	68,296	71,247

Total liabilities and equity	$186,065	$174,043	$180,663

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in millions)	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Walmart Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balances – February 1, 2011	3,516	$352	$3,577	$63,967	$646	$68,542	$2,705	$71,247
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	3,399	—	3,399	134	3,533
Other comprehensive income	—	—	—	—	232	232	102	334
Cash dividends ($1.46 per share)	—	—	—	(5,094)	—	(5,094)	—	(5,094)
Purchase of Company stock	(37)	(33)	(70)	(1,940)	—	(2,043)	—	(2,043)
Other	—	—	(28)	(2)	—	(30)	45	15

Balances – April 30, 2011	3,479	$319	$3,479	$60,330	$878	$65,006	$2,986	$67,992

Comprehensive Income

(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2011	2010
Consolidated net income (1)	$3,550	$3,444
Other comprehensive income
Currency translation (2)	495	(48)
Net change in fair value of derivatives	(178)	83

Total comprehensive income	$3,867	$3,479

Less amounts attributable to the noncontrolling interest:
Consolidated net income (1)	$(151)	$(143)
Currency translation (2)	(85)	(181)

Amounts attributable to the noncontrolling interest	(236)	(324)

Comprehensive income attributable to Walmart	$3,631	$3,155

(1)	Includes $17 million and $3 million for the three months ended April 30, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

(2)	Includes $(17) million and $26 million for the three months ended April 30, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2011	2010
Cash flows from operating activities:
Consolidated net income	$3,550	$3,444
Loss from discontinued operations, net of tax	28	—

Income from continuing operations	3,578	3,444
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,985	1,864
Other operating activities	(209)	(696)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	341	(97)
Inventories	(1,713)	(2,195)
Accounts payable	205	392
Accrued liabilities	(2,213)	(1,739)

Net cash provided by operating activities	1,974	973

Cash flows from investing activities:
Payments for property and equipment	(2,389)	(2,563)
Proceeds from disposal of property and equipment	94	123
Other investing activities	426	204

Net cash used in investing activities	(1,869)	(2,236)

Cash flows from financing activities:
Net change in short-term borrowings	2,428	4,299
Proceeds from issuance of long-term debt	4,921	1,971
Payments of long-term debt	(2,057)	(37)
Dividends paid	(1,274)	(1,136)
Purchase of Company stock	(2,129)	(2,967)
Other financing activities	(223)	(294)

Net cash provided by financing activities	1,666	1,836

Effect of exchange rates on cash and cash equivalents	234	36

Net increase in cash and cash equivalents	2,005	609
Cash and cash equivalents at beginning of year	7,395	7,907

Cash and cash equivalents at end of period	$9,400	$8,516

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

Wal-Mart Stores, Inc.

Note 1. Basis of Presentation

The condensed consolidated financial statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart,” the “Company” or “we”) included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2011. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The dilutive effect of share-based awards was 16 million shares for the three months ended April 30, 2011 and 2010, respectively. The Company had approximately 4 million and 5 million stock options outstanding at April 30, 2011 and 2010, respectively, which were not included in the diluted net income per common share attributable to Walmart calculation because their effect would be antidilutive.

For purposes of determining consolidated net income per common share attributable to Walmart, income from continuing operations attributable to Walmart and the loss from discontinued operations, net of tax, for the three months ended April 30, 2011 and 2010 are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2011	2010
Income from continuing operations	$3,578	$3,444
Less consolidated net income attributable to noncontrolling interest	(151)	(143)

Income from continuing operations attributable to Walmart	3,427	3,301
Loss from discontinued operations, net of tax	(28)	—

Consolidated net income attributable to Walmart	$3,399	$3,301

Note 3. Receivables

Receivables consist primarily of amounts due from:

•	insurance companies resulting from our pharmacy sales;

•	banks for customer credit card, debit card and electronic bank transfers that take in excess of seven days to process;

•	suppliers for marketing or incentive programs;

•	consumer financing programs in certain of our international subsidiaries; and

•	real estate transactions.

Our Walmart International segment offers a limited amount of consumer credit products, principally through our subsidiaries in Chile, Canada and Mexico. At April 30, 2011, the balance of these receivables was $726 million, net of its reserve for doubtful accounts of $76 million, compared to a receivable balance of $440 million, net of its reserve for doubtful accounts of $29 million at April 30, 2010. These balances are included in receivables, net on the accompanying Condensed Consolidated Balance Sheet.

Note 4. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s merchandise is valued based on the weighted-average cost using the LIFO method. Inventories for the Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At April 30, 2011 and 2010, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

Note 5. Long-term Debt

Information on new long-term debt issuances during the first quarter of fiscal 2012 is as follows (amounts in millions):

Issue Date	Maturity Date	Interest Rate	Principal Amount
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000
Total Issuances			$5,000

The aggregate net proceeds from these note issuances were approximately $4.9 billion. The notes of each series require semi-annual interest payments on April 15 and October 15 of each year, commencing on October 15, 2011. Unless previously purchased and cancelled, the Company will repay the notes of each series at 100% of their principal amount, together with accrued and unpaid interest thereon, at their maturity. The notes of each series are senior, unsecured obligations of the Company.

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

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 - observable inputs such as quoted prices in active markets;

•	Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 - unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost is as follows:

Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of the Company’s long-term debt as of April 30, 2011 and January 31, 2011 are as follows:

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	April 30, 2011		January 31, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$48,659	$50,717	$45,347	$47,012

Additionally, as of April 30, 2011 and January 31, 2011, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy, using the income approach. As of April 30, 2011 and January 31, 2011, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	April 30, 2011		January 31, 2011
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,945	$249	$4,445	$267
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	165	1,250	233
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,193	(18)	1,182	(18)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	3,150	241	2,902	238

Total	$9,538	$637	$9,779	$720

The fair values above are the estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments as of the reporting dates.

Note 7. Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative financial instrument will change. In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty if their derivative liability position exceeds certain thresholds.

The Company’s transactions are with counterparties rated “A” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $505 million in cash collateral from these counterparties at April 30, 2011. It is the Company’s policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in its accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. The Company has no outstanding collateral postings and in the event of providing cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.

Fair Value Instruments

The Company is party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges, and all changes in the fair value of the hedges were recorded in long-term debt and accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets with no net impact on the Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2012 to May 2014.

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

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of April 30, 2011 and January 31, 2011. The Company also has outstanding ¥437 billion of debt that is designated as a hedge of the Company’s net investment in Japan at April 30, 2011 and January 31, 2011. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from May 2011 to January 2039.

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

The Company is also party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated debt. These cash flow instruments will mature on dates ranging from September 2029 to March 2034. Any ineffectiveness related to these instruments has been and is expected to be immaterial to the Company’s financial condition or results of operations.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.

As of April 30, 2011 and January 31, 2011, the Company’s financial instruments were classified as follows in the accompanying Condensed Consolidated Balance Sheets:

	April 30, 2011			January 31, 2011
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$249	$165	$241	$267	$233	$238

Asset subtotals	$249	$165	$241	$267	$233	$238

Long-term debt	$249	$—	$—	$267	$—	$—
Deferred income taxes and other	—	—	18	—	—	18

Liability subtotals	$249	$—	$18	$267	$—	$18

Note 8. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments and minimum pension liabilities are recorded net of their related income tax effect. The following table provides further detail regarding changes in the composition of accumulated other comprehensive income (loss) for the three months ended April 30, 2011:

(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances - February 1, 2011	$1,226	$60	$(640)	$646
Currency translation adjustment	410	—	—	410
Net change in fair value of derivatives	—	(178)	—	(178)

Balances - April 30, 2011	$1,636	$(118)	$(640)	$878

The currency translation adjustment includes a net translation loss of $1.3 billion at April 30, 2011 related to net investment hedges of the Company’s operations in the United Kingdom and Japan.

Note 9. Legal Proceedings

The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s Consolidated Financial Statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, unless stated otherwise, may result in liability material to the Company’s financial condition or results of operations.

Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Superior Court of Appeals on August 19, 2009. The parties are currently awaiting a decision from the appellate court.

Gender Discrimination Class Action: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in June 2001 in the United States District Court for the Northern District of California. The complaint alleges that the Company has engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments. The complaint seeks, among other things, injunctive relief, front pay, back pay, punitive damages and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The class, which was certified by the district court for purposes of liability, injunctive and declaratory relief, punitive damages and lost pay, subject to certain exceptions, includes all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to the pay and management track promotions policies and practices challenged by the plaintiffs.

On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided (6-5) opinion affirming certain portions of the district court’s ruling and reversing other portions. On August 25, 2010, the Company filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit’s decision. On December 6, 2010, the Supreme Court granted the Company’s petition for writ of certiorari. The Company filed its Brief for Petitioner on January 20, 2011; the Brief for Respondents was filed on February 22, 2011; and oral argument was held on March 29, 2011.

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

Note 10. Acquisitions

Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, which operates in China under the Trust-Mart banner. The Company paid $264 million for its initial 35% interest and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the Share Purchase Agreement, the Company was committed to purchase the remaining interest in BCL on or before November 26, 2010, subject to certain conditions. The Company and the selling shareholder have mutually agreed to extend the closing, while certain conditions of the contract are being completed. In April 2011, the Company obtained antitrust clearance and now expects to finalize the other regulatory approvals and complete the transaction by the end of fiscal year 2012.

Netto: In April 2011, the Company completed the acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom, and the transition is under way to convert these stores to the ASDA brand. The Company expects to complete the in-store conversions this year. The purchase price for the acquisition was £778 million ($1.3 billion). The Netto transaction and its results will impact the Company’s results of operations beginning in the second quarter of fiscal 2012.

Massmart: On November 29, 2010, the Company announced an offer to purchase 51% of Massmart, for approximately ZAR 17 billion ($2.3 billion). Massmart operates approximately 290 units under several wholesale and retail banners in South Africa and 13 other sub-Saharan African countries. On May 31, 2011, the South African Competition Tribunal approved the merger subject to certain post-closing conditions. The Company expects the transaction to close during the second quarter of fiscal 2012.

Note 11. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States and Puerto Rico, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company’s operations are conducted in three reportable segments: the Walmart U.S. segment, the Walmart International segment, and the Sam’s Club segment. The Company defines its segments as those business units whose operating results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenue for each of these individual products and services.

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com. The amounts under the caption “Other” in the Operating Income table below primarily represent unallocated corporate overhead items.

The Company measures the results of its segments using, among other measures, each segment’s operating income which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by its CODM.

Net sales by operating segment were as follows (amounts in millions):

	Three Months Ended April 30,
	2011	2010
Net sales:
Walmart U.S.	$62,669	$62,324
Walmart International	27,905	25,030
Sam’s Club	12,841	11,743

Total Company	$103,415	$99,097

Operating income by segment was as follows (amounts in millions):

	Three Months Ended April 30,
	2011	2010
Segment operating income:
Walmart U.S.	$4,650	$4,615
Walmart International	1,096	1,083
Sam’s Club	459	429
Other	(309)	(390)

Operating income	$5,896	$5,737
Interest expense, net	(518)	(471)

Income from continuing operations before income taxes	$5,378	$5,266

Note 12. Common Stock Dividends

On March 3, 2011, the Company’s Board of Directors declared an annual dividend for fiscal 2012 of $1.46 per share, an increase of 21% over the per share dividends paid in fiscal 2011. For the fiscal year ending January 31, 2012, the annual dividend will be paid in four quarterly installments according to the following record and payable dates:

Record Date	Payable Date
March 11, 2011	April 4, 2011
May 13, 2011	June 6, 2011
August 12, 2011	September 6, 2011
December 9, 2011	January 3, 2012

The dividend installment payable on April 4, 2011 was paid as scheduled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at every day low prices (“EDLP”), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam’s Club is to provide exceptional value on brand name merchandise at “members only” prices for both business and personal use. Internationally, we operate with similar philosophies. Our fiscal year ends on January 31 for our U.S. and Canada operations and on December 31 for all other operations.

This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of April 30, 2011, and for the three month period then ended and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2011, and for the year then ended and the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report to Shareholders for the year ended January 31, 2011, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the year ended January 31, 2011.

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

Our operations comprise three reportable segments: the Walmart U.S. segment, the Walmart International segment, and the Sam’s Club segment. The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts under the caption “Other” in the table below relating to operating income are primarily unallocated corporate overhead items.

Comparable store and club sales is a measure of the performance of our existing U.S. stores and clubs that reflects the change in sales for such stores and clubs for a particular period from the corresponding period in the prior year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format continue to be excluded from comparable store sales when the conversion is accompanied by a relocation or expansion that results in a change in square footage of more than five percent. Comparable store sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussions of our consolidated results and the operating results of our Walmart International segment, we sometimes refer to the impact of changes in currency exchange rates. When we refer to changes in currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the currency exchange rates we use to convert the Walmart International segment’s operating results from local currencies into U.S. dollars for financial reporting purposes. The impacts of currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not denominated in the U.S. dollar.

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

Growth

Net Sales

	Three Months Ended April 30,
	2011			2010
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$62,669	60.6%	0.6%	$62,324	62.9%
Walmart International	27,905	27.0%	11.5%	25,030	25.2%
Sam’s Club	12,841	12.4%	9.4%	11,743	11.9%

Net sales	$103,415	100.0%	4.4%	$99,097	100.0%

Our consolidated net sales increased 4.4% for the three months ended April 30, 2011 when compared to the three months ended April 30, 2010. The increase in net sales is primarily due to our continued expansion activities as we grew retail square feet by 3.4% during the trailing 12 months ended April 30, 2011. Sam’s Club’s net sales increased as a result of strong comp sales. Currency exchange rate fluctuations related to Walmart International operations accounted for $1.3 billion of the increase in net sales. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Calendar Comparable Store and Club Sales

	With Fuel		Fuel Impact
	Three Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
Walmart U.S.	-0.9%	-0.8%	0.0%	0.0%
Sam’s Club	8.8%	4.9%	4.4%	3.3%

Total U.S.	0.7%	0.1%	0.8%	0.6%

Total comparable store and club sales in the United States, including fuel, increased 0.7 percent for the three months ended April 30, 2011. The increase in comparable store and club sales in the three month period ended April 30, 2011 was primarily driven by increase in traffic and average ticket at Sam’s Club and an increase in average ticket at Walmart U.S., offset by a decrease in traffic.

Leverage

Operating Income

	Three Months Ended April 30,
	2011			2010
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,650	78.8%	0.8%	$4,615	80.4%
Walmart International	1,096	18.6%	1.2%	1,083	18.9%
Sam’s Club	459	7.8%	7.0%	429	7.5%
Other	(309)	-5.2%	-20.8%	(390)	-6.8%

Total operating income	$5,896	100.0%	2.8%	$5,737	100.0%

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

Operating Expenses

For the three months ended April 30, 2011 operating expenses increased 3.4% when compared to the same period in the prior year, while net sales increased 4.4% over the same periods. First quarter operating expenses included a $282 million currency exchange rate impact. Our focus on ensuring every day low cost remains a priority throughout the company.

Operating Income

Our operating income grew by 2.8% for the three months ended April 30, 2011 when compared to the same periods in the prior year, while net sales increased by 4.4% over net sales in the same prior year period. Operating income for the three months ended April 30, 2011 included a $49 million currency benefit.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors, because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

ROI was 18.5 percent and 19.2 percent for the trailing 12-month periods ended April 30, 2011 and 2010, respectively. The primary drivers of the change in ROI were the impact from currency exchange and cash held for pending acquisitions.

We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the fiscal year or trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets of continuing operations plus accumulated depreciation and amortization less accounts payable and accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing twelve months multiplied by a factor of eight.

ROI is considered a non-GAAP financial measure. We consider return on assets (“ROA”) to be the financial measure computed in accordance with generally accepted accounting principles (“GAAP”) that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is income from continuing operations for the fiscal year or trailing twelve months divided by average total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets from continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Twelve Months Ended April 30,
(Dollar amounts in millions)	2011	2010
CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income	$25,701	$24,566
+ Interest income	194	181
+ Depreciation and amortization	7,762	7,321
+ Rent	2,002	1,858

= Adjusted operating income	$35,659	$33,926

Denominator

Average total assets of continuing operations(1)	$179,936	$167,743
+ Average accumulated depreciation and amortization(1)	45,641	39,679
- Average accounts payable(1)	32,847	29,957
- Average accrued liabilities(1)	15,790	15,440
+ Rent * 8	16,016	14,864

= Average invested capital	$192,956	$176,889

Return on investment (ROI)	18.5%	19.2%

CALCULATION OF RETURN ON ASSETS

Numerator
Income from continuing operations	$16,093	$15,284

Denominator
Average total assets of continuing operations(1)	$179,936	$167,743

Return on assets (ROA)	8.9%	9.1%

	As of April 30,
	2011	2010	2009
Certain Balance Sheet Data
Total assets of continuing operations(2)	$185,957	$173,914	$161,572
Accumulated depreciation and amortization	48,686	42,596	36,762
Accounts payable	34,321	31,372	28,541
Accrued liabilities	15,962	15,617	15,263

(1)	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

(2)	Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of April 30, 2011, 2010 and 2009 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $108 million, $129 million and $155 million, respectively.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Negative free cash flow was $0.4 billion at April 30, 2011, due to our increased investment in inventory and timing of payments for accrued liabilities, compared to $1.6 billion for the three months ended April 30, 2010.

Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, income from continuing operations as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash provided by financing activities.

	Three Months Ended April 30,
	2011	2010
(Amounts in millions)
Net cash provided by operating activities	$1,974	$973
Payments for property and equipment	(2,389)	(2,563)

Free cash flow	$(415)	$(1,590)

Net cash used in investing activities	$(1,869)	$(2,236)

Net cash provided by financing activities	$1,666	$1,836

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operations.

We had several discrete items that impacted the first quarter. We realized approximately $117 million from mark-to-market gains on foreign currency derivative positions, which impacted unallocated “Other”; ASDA recorded an approximate $67 million charge related to the removal of future benefit accruals and the effect of future pay increases from its defined benefit plan; Walmart Japan recorded approximately a $51 million casualty loss related to the March earthquake and tsunami; and Walmart Chile recorded approximately a $51 million gain from the sale of an investment. All of these items are pre-tax and included in operating expenses, with the exception of the gain from the sale in Chile, which is recorded in Membership and Other Income.

Consolidated Results of Operations

(Amounts in millions, except unit counts)	Three Months Ended April 30,
	2011	2010
Net sales	$103,415	$99,097
Percentage change from comparable period	4.4%	6.0%
Total U.S. calendar comparable store and club sales	0.7%	0.1%
Gross profit margin as a percentage of sales	24.4%	24.7%
Operating income	$5,896	$5,737
Operating income as a percentage of net sales	5.7%	5.8%
Unit counts	9,029	8,488
Retail square feet	989	956

Our consolidated net sales increased 4.4% for the three months ended April 30, 2011, when compared to the three months ended April 30, 2010. The increases in net sales are primarily due to our continued expansion activities as we grew retail square feet by 3.4% during the trailing 12 months ended April 30, 2011. In addition, $1.3 billion of the increase in net sales resulted from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Our gross profit, as a percentage of net sales (“gross profit margin”), for the three months ended April 30, 2011, decreased 30 basis points when compared to the same period in the prior year, driven by Walmart International’s shift in sales mix due to Easter timing and investment in price, as well as increased fuel costs related to the Sam’s Club segment.

Operating expenses, as a percentage of net sales, were 19.5% and 19.6% for the three months ended April 30, 2011 and 2010, respectively. First quarter operating expenses included a $282 million currency exchange rate impact. Our focus on ensuring every day low cost remains a priority throughout the company.

Our effective income tax rate was 33.5% and 34.6% for the three months ended April 30, 2011 and 2010, respectively. We expect the fiscal 2012 annual effective tax rate to be approximately 33.5% to 34.5%. Significant factors that may impact our effective tax rate include changes in our assessment of certain tax contingencies and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.

As a result of the factors discussed above, we reported $3.6 billion and $3.4 billion of income from continuing operations for the three months ended April 30, 2011 and 2010, respectively.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2011	2010
Net sales	$62,669	$62,324
Percentage change from comparable period	0.6%	1.1%
Calendar comparable store sales	-0.9%	-0.8%
Operating income	$4,650	$4,615
Operating income as a percentage of net sales	7.4%	7.4%
Unit counts	3,809	3,759
Retail square feet	618	607

Net sales for the Walmart U.S. segment increased slightly during the three months ended April 30, 2011 when compared to the three months ended April 30, 2010. The increases in net sales are primarily due to a 1.8% increase in year-over-year retail square feet, offset by a decline in comparable store sales. Comparable store sales decreased 0.9% for the three months ended April 30, 2011 primarily due to a decline in customer traffic, partially offset by an increase in average ticket.

Gross profit margin was flat for the three months ended April 30, 2011 compared to the same period in the prior year.

Operating expenses, as a percentage of segment net sales, were relatively flat for the three months ended April 30, 2011 and 2010, respectively.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2011	2010
Net sales	$27,905	$25,030
Percentage change from comparable period	11.5%	21.4%
Operating income	$1,096	$1,083
Operating income as a percentage of net sales	3.9%	4.3%
Unit counts	4,611	4,124
Retail square feet	289	268

Net sales for the Walmart International segment increased 11.5% for the three months ended April 30, 2011 when compared to the three months ended April 30, 2010. The increases in net sales are primarily due to a combination of growth in comp sales, as well as new stores, as our continued expansion activities, principally in Mexico, Brazil, and China, grew overall retail square footage by 7.9% during the trailing twelve month period ended April 30, 2011. Additionally, fluctuations in currency exchange rates provided a favorable impact of $1.3 billion to the Walmart International segment’s net sales for the three months ended April 30, 2011. Volatility in currency exchange rates may continue to affect the Walmart International segment in the future.

Gross profit margin decreased by 38 basis points for the three months ended April 30, 2011 compared to the same period in the prior year. The gross profit margin declined from last year is primarily due to the change in sales mix associated with the Easter calendar shift and investment in price.

Operating expenses, as a percentage of segment net sales, were 20.6% and 20.3% for the three months ended April 30, 2011 and 2010, respectively. During the three month period ended April 30, 2011, operating expense increases were offset by expense reductions from strong expense management in Canada and Chile. In addition, operating expenses during the three months ended April 30, 2011 include charges of $67 million for changes associated with the ASDA defined benefit plan and $51 million for the 2011 earthquake and tsunami in Japan. Operating expenses for the three months ended April 30, 2010 included a charge of $26 million for the 2010 earthquake in Chile.

Operating income for the three months ended April 30, 2011 includes approximately $51 million gain, included in Membership and Other Income, from the sale of an investment and a benefit of $49 million resulting from currency exchange rate fluctuations. Volatility in currency exchange rates may continue to affect the Walmart International segment in the future.

Sam’s Club Segment

	Three Months Ended April 30,
(Amounts in millions, except store counts)	2011	2010
Net sales	$12,841	$11,743
Percentage change from comparable period	9.4%	4.6%
Calendar comparable club sales	8.8%	4.9%
Operating income	$459	$429
Operating income as a percentage of net sales	3.6%	3.7%
Unit counts	609	605
Retail square feet	81	81

Excluding Fuel
Net sales	$11,292	$10,764
Percentage change from comparable period	4.9%	1.3%
Calendar comparable club sales	4.4%	1.6%
Operating income	$457	$430
Operating income as a percentage of net sales	4.0%	4.0%

Net sales for the Sam’s Club segment increased 9.4% for the three months ended April 30, 2011 when compared to the three months ended April 30, 2010. The net sales increase is primarily due to an increase of 8.8% in comparable club sales driven by increased customer traffic, increased average ticket and increased fuel sales. Higher fuel sales driven by higher fuel prices and increased gallons sold, positively impacted comparable sales by 4.4% during the three month period ended April 30, 2011. Fuel price volatility has a notable impact on financial results and may continue to impact the Sam’s Club segment in the future.

Gross profit margin, as a percentage of sales, decreased by 50 basis points for the three months ended April 30, 2011 compared to the same period in the prior year as a result of the rising cost of fuel. Fuel sales have increased significantly; however, fuel profit dollars were relatively flat when compared to the same period last year. Excluding the impact of fuel, gross profit margin was flat when compared to the first quarter of fiscal 2011.

Operating expenses, as a percentage of segment net sales, declined by 58 basis points for the three months ended April 30, 2011 when compared to the same period last year. Excluding fuel, Sam’s Club operating expenses as a percentage of segment net sales declined by 17 basis points during the three months ended April 30, 2011. Wage management was the primary driver of the basis point reduction in operating expenses as a percentage of segment net sales.

Membership and other income, as a percentage of segment net sales, for the three months ended April 30, 2011 decreased 16 basis points when compared to the three months ended April 30, 2010. Membership income, which is recognized over the term of the membership, increased 41 basis points when compared to the same period last year.

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

	Three Months Ended April 30,
	2011	2010
(Amounts in millions)
Net cash provided by operating activities	$1,974	$973
Payments for property and equipment	(2,389)	(2,563)

Free cash flow	$(415)	$(1,590)

Net cash used in investing activities	$(1,869)	$(2,236)

Net cash provided by financing activities	$1,666	$1,836

Cash Flows from Operating Activities

Cash flows provided by operating activities were $2.0 billion and $1.0 billion for the three months ended April 30, 2011 and 2010, respectively. The increase in cash flows provided by operating activities for the three months ended April 30, 2011 from the prior year period was primarily related to the timing of accrued liabilities and an increase in accounts receivable.

Cash Equivalents and Working Capital

Cash and cash equivalents were $9.4 billion and $8.5 billion at April 30, 2011 and 2010, respectively. Our working capital deficits were $6.1 billion and $13.1 billion at April 30, 2011 and 2010, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were $2.4 billion and $2.6 billion during the three months ended April 30, 2011 and 2010, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We expect capital expenditures for our fiscal year ending January 31, 2012 to range between $12.5 billion and $13.5 billion, excluding acquisitions.

Cash Flows from Financing Activities

Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.

Short-Term Borrowings

During the three months ended April 30, 2011, we increased our net short-term borrowings by $2.4 billion as compared to an increase of $4.3 billion during the same period in the prior year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures, and for other cash requirements and corporate purposes on an as-needed basis.

Long-Term Debt

Proceeds from the issuance of long-term debt were $4.9 billion and $2.0 billion, for the three months ended April 30, 2011 and 2010, respectively. The proceeds from the issuance of long-term debt were used to pay down or refinance existing debt, and for other general corporate purposes.

Information on new long-term debt issuances during the first quarter of fiscal 2012 is as follows:

(Amounts in millions)			Principal
Issue Date	Maturity Date	Interest Rate	Amount
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000
Total Issuances			$5,000

The notes of each series require semi-annual interest payments on April 15 and October 15 of each year, commencing on October 15, 2011. Unless previously purchased and cancelled, the Company will repay the notes of each series at 100% of their principal amount, together with accrued and unpaid interest thereon, at their maturity. The notes of each series are senior, unsecured obligations of the Company.

Dividends

On March 3, 2011, the Company’s Board of Directors declared an annual dividend for fiscal 2012 of $1.46 per share, an increase of 21% over the per share dividends paid in fiscal 2011. For the fiscal year ending January 31, 2012, the annual dividend will be paid in four quarterly installments according to the following record and payable dates:

Record Date	Payable Date
March 11, 2011	April 4, 2011
May 13, 2011	June 6, 2011
August 12, 2011	September 6, 2011
December 9, 2011	January 3, 2012

The dividend installment payable on April 4, 2011 was paid as scheduled.

Company Share Repurchase Program

From time to time, we have repurchased shares of our common stock under a $15.0 billion share repurchase program authorized by our Board of Directors on June 3, 2010 and announced on June 4, 2010. On June 2, 2011, the Company’s Board of Directors replaced that share repurchase program, which had approximately $2.1 billion of remaining authorization for share repurchase as of that date, with a new $15.0 billion share repurchase program, announced on June 3, 2011. As a result, we have terminated and will make no further share repurchases under the program announced on June 4, 2010. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which we can make our share repurchases and will expire only when and if we have repurchased $15.0 billion of our shares under the newly authorized program or we earlier terminate or replace the newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status. We spent approximately $2.1 billion and $3.0 billion for share repurchases during the first quarters of fiscal years 2012 and 2011, respectively. We consider several factors in determining when to execute the share repurchases, including, among other things, our current cash needs, our capacity for leverage, our cost of borrowings and the market price of our common stock.

Capital Resources

Management believes cash flows from continuing operations and proceeds from the issuance of short-term borrowings will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of short-term borrowings and long-term debt. We plan to refinance existing long-term debt as it matures and may desire to obtain additional long-term financing for other corporate purposes.

Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At April 30, 2011, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA

In the event that the ratings of our commercial paper or any rated series of our outstanding long-term debt issues were lowered or withdrawn for any reason or if the ratings assigned to any new issue of the Company’s long-term debt securities were lower than those noted above, our ability to access the debt markets would be adversely affected. In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt, (i.e., the rate of interest on any such indebtedness), would be higher than our cost of funds had the ratings of those new issues been at or above the level of the ratings noted above. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At April 30, 2011 and 2010, the ratio of our debt-to-total capitalization was 46.1% and 41.6%, respectively. Our ratio of debt to our total capitalization increased during the three months ended April 30, 2011 as a result of an increase in our long-term debt coupled with a decline in shareholders’ equity, primarily as a result of the amounts expended for cash dividends and share repurchases over the trailing twelve months ended April 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2011 are similar to those disclosed in our Form 10-K for the year ended January 31, 2011.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of the Annual Report to Shareholders for the year ended January 31, 2011 that is Exhibit 13 to our Annual Report on Form 10-K for the year ended January 31, 2011, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the second quarter of fiscal 2010, we began implementing a new financial system in stages and to date, have completed implementations in the United States and Puerto Rico, the United Kingdom, Canada and Japan. During the second quarter of fiscal 2012, we completed the system implementation in Mexico and began the implementation in Central America. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Except for the new system implementation noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part 1 of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 9 of our Condensed Consolidated Financial Statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

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

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2011, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity under our share repurchase program was as follows during the three months ended April 30, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2011	20,774,812	$55.53	20,774,812	$3.7
March 1-31, 2011	10,175,608	52.09	10,175,608	3.1
April 1-30, 2011	8,395,472	53.06	8,395,472	2.7

Total	39,345,892		39,345,892

Item 5.	Other Information

Amendment to the Company’s Amended and Restated Bylaws

On June 2, 2011, the Company’s Board of Directors approved amendments to the Company’s Bylaws relating to the appointment of vice presidents of the Company.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 7 to Walmart’s condensed consolidated financial statements as of and for the quarter ended April 30, 2011 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; statements in Note 9 to those condensed consolidated financial statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; statements in Note 10 to those condensed consolidated financial statements as to the expected time of completion of the acquisition and in-store conversion of the Netto stores acquired by the Company, as well as concerning the steps in the approval process of our pending acquisition of Massmart; a statement in Note 12 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal year 2012; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: under the caption “Company Performance Metrics—Growth” a statement (that also appears under the caption “Results of Operations—Consolidated”) relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s net sales, a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s Sam’s Club segment’s comparable club sales, and a statement relating to the possible continuing impact of volatility in fuel prices on Walmart’s total U.S. comparable store sales; statements under the caption “Results of Operations—Consolidated” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2012 and the factors that may impact that effective tax rate; statements under the caption “Results of Operations—Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the Walmart International segment’s net sales and operating results income; statements under the caption “Results of Operations—Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the Sam’s Club segment’s net sales; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2012; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2012; a statement under the caption “Liquidity and Capital Resources—Cash Flows from Financing Activities—Company Share Repurchase Program” regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; and statements under the caption “Liquidity and Capital Resources—Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new financial system may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome of certain legal proceedings to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “could be,” “could result,” “expect,” “expected,” “may become,” “may continue,” “may desire,” “may impact,” “may result,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic crisis and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather-related closing of stores, availability and transport of goods from domestic and international suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics, economic and geo-political conditions and events, including civil unrest and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2011. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)*	Amended and Restated Bylaws of the Company

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 3, 2011	By:	/S/ MICHAEL T. DUKE
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2011	By:	/S/ CHARLES M. HOLLEY, JR.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 3, 2011	By:	/S/ STEVEN P. WHALEY
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)*	Amended and Restated Bylaws of the Company

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.