Form 10-Q
period 2011-07-31
WAL MART STORES INC
filed 2011-09-01
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2011.

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

Common Stock, $.10 Par Value – 3,446,636,800 shares as of August 29, 2011.

Wal-Mart Stores, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Revenues:
Net sales	$108,638	$103,016	$212,053	$202,113
Membership and other income	728	710	1,502	1,424

Total revenues	109,366	103,726	213,555	203,537
Costs and expenses:
Cost of sales	81,770	77,438	159,947	152,056
Operating, selling, general and administrative expenses	21,213	20,098	41,329	39,554

Operating income	6,383	6,190	12,279	11,927
Interest:
Debt	525	477	1,016	932
Capital leases	75	65	146	132
Interest income	(22)	(57)	(66)	(108)

Interest, net	578	485	1,096	956

Income from continuing operations before income taxes	5,805	5,705	11,183	10,971

Provision for income taxes	1,868	1,958	3,668	3,780

Income from continuing operations	3,937	3,747	7,515	7,191
Loss from discontinued operations, net of tax	—	—	(28)	—

Consolidated net income	3,937	3,747	7,487	7,191
Less consolidated net income attributable to noncontrolling interest	(136)	(151)	(287)	(294)

Consolidated net income attributable to Walmart	$3,801	$3,596	$7,200	$6,897

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.09	$0.97	$2.07	$1.85
Basic income per common share from discontinued operations attributable to Walmart	—	—	—	—

Basic net income per common share attributable to Walmart	$1.09	$0.97	$2.07	$1.85

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.09	$0.97	$2.06	$1.84
Diluted income per common share from discontinued operations attributable to Walmart	—	—	—	—

Diluted net income per common share attributable to Walmart	$1.09	$0.97	$2.06	$1.84

Weighted-average number of common shares:
Basic	3,472	3,696	3,486	3,730
Diluted	3,485	3,707	3,501	3,744

Dividends declared per common share	$—	$—	$1.46	$1.21

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2011	January 31, 2011	July 31, 2010
(Amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,102	$7,395	$10,195
Receivables, net	5,265	5,089	4,531
Inventories	38,651	36,318	34,793
Prepaid expenses and other	3,308	2,960	3,395
Current assets of discontinued operations	88	131	131

Total current assets	55,414	51,893	53,045
Property and equipment:
Property and equipment	153,985	148,584	142,123
Less accumulated depreciation	(45,256)	(43,486)	(41,012)

Property and equipment, net	108,729	105,098	101,111

Property under capital leases:
Property under capital leases	6,102	5,905	5,720
Less accumulated amortization	(3,241)	(3,125)	(3,017)

Property under capital leases, net	2,861	2,780	2,703

Goodwill	21,532	16,763	15,993
Other assets and deferred charges	5,120	4,129	4,092

Total assets	$193,656	$180,663	$176,944

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6,435	$1,031	$4,639
Accounts payable	34,701	33,557	33,953
Dividends payable	2,556	—	2,292
Accrued liabilities	17,815	18,701	17,547
Accrued income taxes	898	157	1,257
Long-term debt due within one year	1,787	4,655	5,546
Obligations under capital leases due within one year	404	336	346
Current liabilities of discontinued operations	28	47	75

Total current liabilities	64,624	58,484	65,655

Long-term debt	45,238	40,692	35,629
Long-term obligations under capital leases	3,214	3,150	3,073
Deferred income taxes and other	7,304	6,682	5,368
Redeemable noncontrolling interest	428	408	323

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	3,876	3,929	3,999
Retained earnings	62,779	63,967	61,746
Accumulated other comprehensive income (loss)	1,286	646	(1,099)

Total Walmart shareholders’ equity	67,941	68,542	64,646
Noncontrolling interest	4,907	2,705	2,250

Total equity	72,848	71,247	66,896

Total liabilities and equity	$193,656	$180,663	$176,944

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Walmart Shareholders’	Noncontrolling	Total
(Amounts in millions)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances – February 1, 2011	3,516	$352	$3,577	$63,967	$646	$68,542	$2,705	$71,247
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	7,200	—	7,200	258	7,458
Other comprehensive income	—	—	—	—	640	640	143	783
Cash dividends declared ($1.46 per share)	—	—	—	(5,094)	—	(5,094)	—	(5,094)
Purchase of Company stock	(63)	(6)	(122)	(3,301)	—	(3,429)	—	(3,429)
Noncontrolling interest acquired	—	—	—	—	—	—	1,988	1,988
Other	9	—	75	7	—	82	(187)	(105)

Balances – July 31, 2011	3,462	$346	$3,530	$62,779	$1,286	$67,941	$4,907	$72,848

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2011	2010	2011	2010
Consolidated net income	$3,937 [1]	$3,747 [1]	$7,487 [2]	$7,191 [2]
Other comprehensive income:
Currency translation	405 [3]	(896)[3]	900 [4]	(944)[4]
Net change in fair value of derivatives	65	(108)	(113)	(25)

Total comprehensive income	$4,407	$2,743	$8,274	$6,222

Less amounts attributable to the noncontrolling interest:
Consolidated net income	$(136)[1]	$(151)[1]	$(287)[2]	$(294)[2]
Currency translation	(62)[3]	121 [3]	(147)[4]	(60)[4]

Amounts attributable to the noncontrolling interest	(198)	(30)	(434)	(354)

Comprehensive income attributable to Walmart	$4,209	$2,713	$7,840	$5,868

1	Includes $12 million and $5 million for the three months ended July 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

2	Includes $29 million and $2 million for the six months ended July 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

3	Includes $21 million and $3 million for the three months ended July 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

4	Includes $4 million and $29 million for the six months ended July 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2011	2010
Cash flows from operating activities:
Consolidated net income	$7,487	$7,191
Loss from discontinued operations, net of tax	28	—

Income from continuing operations	7,515	7,191
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,027	3,748
Other operating activities	276	(162)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	319	(424)
Inventories	(909)	(2,086)
Accounts payable	(550)	3,090
Accrued liabilities	(970)	(1,338)

Net cash provided by operating activities	9,708	10,019

Cash flows from investing activities:
Payments for property and equipment	(5,671)	(5,554)
Proceeds from the disposal of property and equipment	112	126
Investments and business acquisitions, net of cash acquired	(3,501)	(108)
Other investing activities	168	(45)

Net cash used in investing activities	(8,892)	(5,581)

Cash flows from financing activities:
Net change in short-term borrowings	5,336	4,120
Proceeds from issuance of long-term debt	4,949	6,433
Payments of long-term debt	(3,895)	(2,639)
Dividends paid	(2,541)	(2,260)
Purchase of Company stock	(3,540)	(7,112)
Other financing activities	(515)	(587)

Net cash used in financing activities	(206)	(2,045)

Effect of exchange rates on cash and cash equivalents	97	(105)

Net increase in cash and cash equivalents	707	2,288
Cash and cash equivalents at beginning of year	7,395	7,907

Cash and cash equivalents at end of period	$8,102	$10,195

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

Wal-Mart Stores, Inc.

Note 1. Basis of Presentation

The condensed consolidated financial statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart,” the “Company” or “we”) included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. The condensed consolidated financial statements and notes thereto are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation and did not have an impact on net income.

The Company’s condensed consolidated financial statements are based on a fiscal year ending on January 31 for its U.S. and Canada operations and December 31 for all other operations.

Note 2. Net Income Per Common Share

Basic net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted net income per common share attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The Company had approximately 4 million and 19 million stock options outstanding at July 31, 2011 and 2010, respectively, which were not included in the diluted net income per common share attributable to Walmart calculation because their effect would be antidilutive.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share from continuing operations attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Numerator
Income from continuing operations	$3,937	$3,747	$7,515	$7,191
Less consolidated net income attributable to noncontrolling interest	(136)	(151)	(287)	(294)

Income from continuing operations attributable to Walmart	$3,801	$3,596	$7,228	$6,897

Denominator
Weighted-average common shares outstanding, basic	3,472	3,696	3,486	3,730
Dilutive impact of stock-based awards	13	11	15	14

Weighted-average common shares outstanding, diluted	3,485	3,707	3,501	3,744

Net income per common share from continuing operations attributable to Walmart
Basic	$1.09	$0.97	$2.07	$1.85
Diluted	$1.09	$0.97	$2.06	$1.84

Note 3. Receivables

Receivables primarily consist of amounts due from:

•	insurance companies – resulting from pharmacy sales;

•	banks – for customer credit card, debit card and electronic bank transfers that take in excess of seven days to process;

•	suppliers – for marketing or incentive programs;

•	consumer financing programs (in certain international operations); and

•	real estate transactions.

Walmart International offers a limited amount of consumer credit products, principally through its operations in Chile, Canada and Mexico. The balance of these receivables was $820 million, net of reserve for doubtful accounts of $84 million, at July 31, 2011, compared to a receivable balance of $460 million, net of reserve for doubtful accounts of $90 million, at July 31, 2010. These balances are included in receivables, net on the accompanying Condensed Consolidated Balance Sheets.

Note 4. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s merchandise is valued based on the weighted-average cost using the LIFO method. Inventories for the Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At July 31, 2011 and 2010, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

Note 5. Debt

Information on long-term debt issued during the first six months of fiscal 2012 is as follows (amounts in millions):

Issue Date	Maturity Date	Interest Rate	Principal Amount
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000
Total Issuances			$5,000

The aggregate net proceeds from these note issuances were approximately $4.9 billion. The notes of each series require semi-annual interest payments on April 15 and October 15 of each year, commencing on October 15, 2011. Unless previously purchased and cancelled, the Company will repay the notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. The notes of each series are senior, unsecured obligations of the Company.

In June 2011, the Company renewed and extended an existing 364-day revolving credit facility (the “364-day Facility”) and its five-year credit facility (the “5-year Facility”), both of which are used to support its commercial paper program. The size of the 364-day Facility was increased from $9.0 billion to $10.0 billion, while the 5-year Facility was increased from $4.3 billion to $6.3 billion. In conjunction with the 364-day Facility and the 5-year Facility, the Company also renewed an existing stand-by letter of credit facility used to support various potential and actual obligations. The size of the stand-by letter of credit facility remains unchanged at $2.2 billion. Undrawn and drawn fees remained constant or, in some cases, declined from the prior year. The 364-day Facility and the 5-year Facility remained undrawn as of July 31, 2011.

Note 6. Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative financial instrument will change. In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The notional or contractual amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty if their derivative liability position exceeds certain thresholds.

The Company’s transactions are with counterparties rated “A” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $492 million in cash collateral from these counterparties at July 31, 2011. It is the Company’s policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in its accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. The Company has no outstanding collateral postings and in the event of such, the Company would record the posting as a receivable exclusive of any derivative liability.

When the Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.

Fair Value Instruments

The Company is a party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges, and all changes in the fair value of the hedges were recorded in long-term debt and accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets with no net impact on the Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2012 to May 2014.

Net Investment Instruments

The Company is a party to cross-currency interest rate swaps that hedge its net investment in the United Kingdom. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of July 31, 2011 and January 31, 2011. The Company also has outstanding ¥300 billion of debt that is designated as a hedge of the Company’s net investment in Japan at July 31, 2011 and January 31, 2011. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from August 2011 to January 2039.

Cash Flow Instruments

The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Changes in the non-U.S. benchmark interest rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the floating-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.

The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. Changes in the currency exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset the re-measurement gain or loss on the non-U.S. denominated debt. These cash flow instruments will mature on dates ranging from September 2029 to March 2034. Any ineffectiveness related to these instruments has been and is expected to be immaterial to the Company’s financial condition or results of operations.

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded on the Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.

As of July 31, 2011 and January 31, 2011, the Company’s financial instruments were classified as follows in the accompanying Condensed Consolidated Balance Sheets:

	July 31, 2011			January 31, 2011
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Balance Sheet Classification:
Other assets and deferred charges	$239	$210	$236	$267	$233	$238

Asset subtotals	$239	$210	$236	$267	$233	$238

Long-term debt	$239	$—	$—	$267	$—	$—
Deferred income taxes and other	—	—	20	—	—	18

Liability subtotals	$239	$—	$20	$267	$—	$18

Note 7. Fair Value Measurements

The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an ordinary transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

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

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of the Company’s long-term debt as of July 31, 2011 and January 31, 2011 are as follows:

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	July 31, 2011		January 31, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$47,025	$50,080	$45,347	$47,012

Additionally, as of July 31, 2011 and January 31, 2011, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy, using the income approach. As of July 31, 2011 and January 31, 2011, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	July 31, 2011		January 31, 2011
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,945	$239	$4,445	$267
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	210	1,250	233
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,262	(20)	1,182	(18)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	3,082	236	2,902	238

Total	$9,539	$665	$9,779	$720

The fair values above are the estimated amounts the Company would receive or pay upon a termination of the agreements relating to such instruments as of the reporting dates.

Note 8. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments and minimum pension liabilities are recorded net of their related income tax effect. The following table provides further detail regarding changes in the composition of accumulated other comprehensive income (loss) for the six months ended July 31, 2011:

	Currency Translation	Currency Translation	Currency Translation	Currency Translation
(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances - February 1, 2011	$1,226	$60	$(640)	$646
Currency translation adjustment	753	—	—	753
Net change in fair value of derivatives	—	(113)	—	(113)

Balances - July 31, 2011	$1,979	$(53)	$(640)	$1,286

The currency translation adjustment includes a net translation loss of $1.4 billion at July 31, 2011 related to net investment hedges of the Company’s operations in the United Kingdom and Japan. During the six months ended July 31, 2011, the Company reclassified $111 million from accumulated comprehensive income (loss) to earnings from the remeasurements of non-U.S.-denominated debt.

Note 9. Share Repurchases

From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 3, 2010 and announced on June 4, 2010. On June 2, 2011, the Company’s Board of Directors replaced that share repurchase program, which had approximately $2.1 billion of remaining authorization for share repurchase as of that date, with a new $15.0 billion share repurchase program, announced on June 3, 2011. As a result, the Company terminated and will make no further share repurchases under the program announced on June 4, 2010. Consistent with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the newly authorized program or when it earlier terminates or replaces the newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.

The Company considers several factors in determining when to execute the share repurchases, including, among other things, its current cash needs, its capacity for leverage, its cost of borrowings and the market price of its common stock. The Company’s share repurchases during the six months ended July 31, 2011 and 2010 were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Six months ended July 31, 2011	65.4	$54.11	$3,540
Six months ended July 31, 2010	135.6	$52.47	$7,112

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

Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Superior Court of Appeals on August 19, 2009. On June 10, 2011, the Superior Court of Appeals issued an opinion upholding the trial court’s certification of the class, the jury’s back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys’ fees and remanding it back to the trial court for a downward adjustment. On July 10, 2011, the Company filed an Application for Rehearing En Banc with regard to the portions of the opinion that held in favor of the plaintiffs, which was denied on August 11, 2011. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.

Gender Discrimination Class Action: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the district court, the class included all women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.

On August 31, 2004, the United States Court of Appeals for the Ninth Circuit granted the Company’s petition for discretionary review of the ruling. On February 6, 2007, a divided three-judge panel of the court of appeals issued a decision affirming the district court’s certification order. On February 20, 2007, the Company filed a petition asking that the decision be reconsidered by a larger panel of the court. On December 11, 2007, the three-judge panel withdrew its opinion of February 6, 2007, and issued a revised opinion. As a result, the Company’s Petition for Rehearing En Banc was denied as moot. The Company filed a new Petition for Rehearing En Banc on January 8, 2008. On February 13, 2009, the court of appeals issued an Order granting the Petition. On April 26, 2010, the Ninth Circuit issued a divided (6-5) opinion affirming certain portions of the district court’s ruling and reversing other portions. On August 25, 2010, the Company filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit’s decision. On December 6, 2010, the Supreme Court granted the Company’s petition for writ of certiorari. On June 20, 2011, the Supreme Court issued an opinion reversing the Ninth Circuit and decertifying the class. On June 24, 2011, the plaintiffs filed a Motion to Extend Tolling of the Statute of Limitations, indicating that they intend to pursue both individual claims and “a more narrowly defined class that would comply with the certification standards set forth by the Supreme Court.” On August 19, 2011, the district judge entered an Order granting the motion in part and specifying dates by which any additional claims must be filed. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation.

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

Note 11. Acquisitions

Significant acquisitions are as follows:

Massmart Holdings Limited (“Massmart”): In June 2011, the Company completed a tender offer for approximately 51% ownership in Massmart, a South African retailer with approximately 290 stores in 13 sub-Saharan African countries. The purchase price for 51% of Massmart was approximately ZAR 16.9 billion ($2.5 billion). The assets acquired were approximately $6.4 billion, including approximately $3.5 billion in goodwill; liabilities assumed were approximately $1.9 billion; and the non-controlling interest was approximately $2.0 billion. As of July 31, 2011, the allocation of the Massmart purchase price to the fair value of the assets acquired and liabilities assumed is preliminary.

Netto Food Stores Limited (“Netto”): In April 2011, the Company completed the regulatory approved acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom and the Company plans to convert these stores to the ASDA brand by the end of fiscal 2012. The final purchase price for the acquisition was approximately £750 million ($1.2 billion). The assets acquired were approximately $1.3 billion, including approximately $748 million in goodwill, and liabilities assumed were approximately $103 million. As of July 31, 2011, the allocation of the Netto purchase price to the fair value of the assets acquired and liabilities assumed is preliminary.

Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, which operates in China under the Trust-Mart banner. The Company paid $264 million for its initial 35% interest and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the Share Purchase Agreement, the Company was committed to purchase the remaining interest in BCL on or before November 26, 2010, subject to certain conditions. The Company and the selling shareholder have mutually agreed to extend the closing, while certain conditions of the contract are being completed. In April 2011, the Company obtained antitrust clearance and now expects to finalize the other regulatory approvals and complete the transaction by the end of fiscal 2012.

Note 12. Segments

The Company is engaged in the operations of retail stores located in all 50 states of the United States and Puerto Rico, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico, sub-Saharan Africa and the United Kingdom. The Company’s operations are conducted in three segments: the Walmart U.S. segment, the Walmart International segment, and the Sam’s Club segment. The Company defines its segments as those business units whose operating results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenue for each of these individual products and services.

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

Net sales by segment are as follows (amounts in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales:
Walmart U.S.	$64,893	$64,654	$127,562	$126,978
Walmart International	30,099	25,901	58,004	50,931
Sam’s Club	13,646	12,461	26,487	24,204

Total Company	$108,638	$103,016	$212,053	$202,113

The Company measures the results of its segments using, among other measures, each segment’s operating income which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by its CODM. When the Company does so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts under the caption “Other” in the table below primarily represent unallocated corporate overhead items.

Operating income by segment and interest expense are as follows (amounts in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Segment operating income:
Walmart U.S.	$4,985	$4,881	$9,635	$9,496
Walmart International	1,415	1,299	2,511	2,382
Sam’s Club	492	428	951	857
Other	(509)	(418)	(818)	(808)

Operating income	$6,383	$6,190	$12,279	$11,927
Interest expense, net	(578)	(485)	(1,096)	(956)

Income from continuing operations before income taxes	$5,805	$5,705	$11,183	$10,971

Note 13. Common Stock Dividends

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

The dividend installments payable on April 4, 2011 and June 6, 2011 were paid as scheduled.

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

This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of July 31, 2011 and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Both are contained in our Annual Report to Shareholders for the fiscal year ended January 31, 2011, and incorporated by reference in, and included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Our operations comprise three segments: the Walmart U.S. segment, the Walmart International segment, and the Sam’s Club segment. The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts representing “Other” in the leverage discussion of the Company’s Performance Metrics are primarily unallocated corporate overhead items.

Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding period in the prior year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in square feet of more than five percent. Comparable store and club sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussing the consolidated and operating results of our Walmart International segment, we sometimes refer to the effect of changes in currency exchange rates. When we refer to changes in currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the currency exchange rates we use to convert the Walmart International segment’s operating results from local currencies into U.S. dollars for financial reporting purposes. The impacts of currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not denominated in the U.S. dollar.

Company Performance Metrics

The Company’s performance metrics emphasize three priorities for improving shareholder value: growth, leverage and returns. The Company’s priority of growth focuses on sales through comparable store or club sales and unit square feet growth; the priority of leverage encompasses the Company’s objective to increase its operating income at a faster rate than the growth in net sales by growing its operating, selling, general and administrative expenses (“operating expenses”) at a slower rate than the growth of its net sales; and the priority of returns focuses on how efficiently the Company employs its assets through return on investment (“ROI”) and how effectively the Company manages working capital through free cash flow.

Growth

Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2011			2010		2011			2010
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$64,893	59.7%	0.4%	$64,654	62.8%	$127,562	60.1%	0.5%	$126,978	62.8%
Walmart International	30,099	27.7%	16.2%	25,901	25.1%	58,004	27.4%	13.9%	50,931	25.2%
Sam’s Club	13,646	12.6%	9.5%	12,461	12.1%	26,487	12.5%	9.4%	24,204	12.0%

Net sales	$108,638	100.0%	5.5%	$103,016	100.0%	$212,053	100.0%	4.9%	$202,113	100.0%

Our consolidated net sales increased 5.5% and 4.9% for the three and six months ended July 31, 2011, respectively, when compared to the three and six months ended July 31, 2010. The increase in net sales is due to our continued expansion activities as we grew year-over-year retail square feet by 5.6%, as well as a currency translation benefit related to the Walmart International operations. The currency translation benefit accounted for $2.3 billion and $3.7 billion of the increase in net sales for the three and six months ended July 31, 2011, respectively. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Calendar Comparable Store and Club Sales

The Company reported U.S. calendar comparable store and club sales for the three and six months ended July 31, 2011 and 2010 as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	-1.1%	-1.8%	0.0%	0.0%	-1.0%	-1.3%	0.0%	0.0%
Sam’s Club	9.0%	2.6%	4.5%	1.6%	8.9%	3.7%	4.4%	2.4%

Total U.S.	0.6%	-1.1%	0.8%	0.3%	0.6%	-0.5%	0.8%	0.4%

Leverage

Operating Income

	Three Months Ended July 31,					Six Months Ended July 31,
	2011			2010		2011			2010
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,985	78.1%	2.1%	$4,881	78.9%	$9,635	78.6%	1.5%	$9,496	79.6%
Walmart International	1,415	22.2%	8.9%	1,299	21.0%	2,511	20.4%	5.4%	2,382	20.0%
Sam’s Club	492	7.7%	15.0%	428	6.9%	951	7.7%	11.0%	857	7.2%
Other	(509)	(8.0)%	21.8%	(418)	(6.8)%	(818)	(6.7)%	1.2%	(808)	(6.8)%

Total operating income	$6,383	100.0%	3.1%	$6,190	100.0%	$12,279	100.0%	3.0%	$11,927	100.0%

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

Operating Expenses

For the three and six months ended July 31, 2011, operating expenses increased 5.5% and 4.5%, respectively, when compared to the same periods in the prior year, while net sales increased 5.5% and 4.9% over the same periods, respectively. Our focus on ensuring every day low cost remains a priority throughout the Company.

Operating Income

Our operating income grew by 3.1% and 3.0% for the three and six months ended July 31, 2011, respectively, when compared to the same periods in the prior year, while net sales increased by 5.5% and 4.9%, for the three and six months, respectively, over the prior year. Operating income for the three and six months ended July 31, 2011 included a currency translation benefit of $110 million and $157 million, respectively, from the Walmart International segment. Volatility in currency exchange rates may continue to impact the Company’s operating income in the future.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors, because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

ROI was 18.4% and 19.0% for the trailing 12-month periods ended July 31, 2011 and 2010, respectively. The decline in ROI is primarily attributable to acquisitions and currency translation fluctuations.

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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measurement, is as follows:

	For the Trailing Twelve Months Ended July 31,
(Dollar amounts in millions)	2011	2010
CALCULATION OF RETURN ON INVESTMENT

Numerator
Operating income	$25,894	$24,827
+ Interest income	159	196
+ Depreciation and amortization	7,920	7,448
+ Rent	2,110	1,875

= Adjusted operating income	$36,083	$34,346

Denominator

Average total assets of continuing operations[1]	$185,191	$172,638
+ Average accumulated depreciation and amortization[1]	46,263	41,248
- Average accounts payable[1]	34,327	31,375
- Average accrued liabilities[1]	17,681	17,127
+ Rent x 8	16,880	15,000

= Average invested capital	$196,326	$180,384

Return on investment (ROI)	18.4%	19.0%

CALCULATION OF RETURN ON ASSETS

Numerator
Income from continuing operations	$16,283	$15,447

Denominator
Average total assets of continuing operations[1]	$185,191	$172,638

Return on assets (ROA)	8.8%	8.9%

	As of July 31,
	2011	2010	2009
Certain Balance Sheet Data
Total assets of continuing operations[2]	$193,568	$176,813	$168,462
Accumulated depreciation and amortization	48,497	44,029	38,466
Accounts payable	34,701	33,953	28,797
Accrued liabilities	17,815	17,547	16,706

1	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

2	Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of July 31, 2011, 2010 and 2009 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $88 million, $131 million and $147 million, respectively.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $4.0 billion for the six months ended July 31, 2011, compared to $4.5 billion for the six months ended July 31, 2010. The increase in accounts payables from the timing of payment cycles benefited free cash flow last year.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, a GAAP measure, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Six Months Ended July 31,
(Amounts in millions)	2011	2010
Net cash provided by operating activities	$9,708	$10,019
Payments for property and equipment	(5,671)	(5,554)

Free cash flow	$4,037	$4,465

Net cash used in investing activities	$(8,892)	$(5,581)

Net cash used in financing activities	$(206)	$(2,045)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operations.

We had several items that impacted the second quarter. We realized approximately $49 million from mark-to-market loss on foreign currency derivative positions in preparation for completing the Massmart acquisition; Walmart International recorded approximately $36 million in acquisition-related costs for Netto and Massmart; and our U.S. operations realized approximately $30 million in expenses related to storm damage from tornados and floods. All of these items are pre-tax and included in operating expenses. In addition, the Company benefited from an effective tax rate of 32.2% in the second quarter ended July 31, 2011, compared to 34.3% in the second quarter of the prior year.

Consolidated Results of Operations

Three and six months ended July 31, 2011 and 2010

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$108,638	$103,016	$212,053	$202,113
Percentage change from comparable period	5.5%	2.8%	4.9%	4.4%
Total U.S. calendar comparable store and club sales	0.6%	-1.1%	0.6%	-0.5%
Gross profit margin as a percentage of net sales	24.7%	24.8%	24.6%	24.8%
Operating income	$6,383	$6,190	$12,279	$11,927
Operating income as a percentage of net sales	5.9%	6.0%	5.8%	5.9%
Unit counts	9,667	8,576	9,667	8,576
Retail square feet	1,015	961	1,015	961

Our consolidated net sales increased 5.5% and 4.9% for the three and six months ended July 31, 2011, respectively, when compared to the three and six months ended July 31, 2010. The increases in net sales are primarily due to our continued expansion activities as we grew year-over-year retail square feet by 5.6%, as well as, a $2.3 billion currency translation benefit. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future.

Our gross profit, as a percentage of net sales (“gross profit margin”), for the three and six months ended July 31, 2011, was relatively flat, when compared to the same periods in the prior year.

Operating expenses, as a percentage of net sales, were 19.5% for the three and six months ended July 31, 2011, and 19.5% and 19.6% for the three and six months ended July 31, 2010, respectively.

Our effective income tax rate was 32.2% and 32.8% for the three and six months ended July 31, 2011, respectively, and 34.3% and 34.5% for the three and six months ended July 31, 2010, respectively. We expect the fiscal 2012 annual effective tax rate to be at the lower end of our range of 33.5% to 34.5%. Significant factors that may impact our effective income tax rate include changes in our assessment of certain tax contingencies, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.

As a result of the factors discussed above, we reported $3.9 billion and $7.5 billion of income from continuing operations for the three and six months ended July 31, 2011, respectively, and $3.7 billion and $7.2 billion for the three and six months ended July 31, 2010, respectively.

Walmart U.S. Segment

Three and six months ended July 31, 2011 and 2010

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$64,893	$64,654	$127,562	$126,978
Percentage change from comparable period	0.4%	0.0%	0.5%	0.6%
Calendar comparable store sales	-1.1%	-1.8%	-1.0%	-1.3%
Operating income	$4,985	$4,881	$9,635	$9,496
Operating income as a percentage of net sales	7.7%	7.5%	7.6%	7.5%
Unit counts	3,822	3,765	3,822	3,765
Retail square feet	620	609	620	609

Net sales for the Walmart U.S. segment increased slightly during the three and six months ended July 31, 2011 when compared to the three and six months ended July 31, 2010. The increases in net sales are primarily due to a 1.8% increase in year-over-year retail square feet, partially offset by a decline in comparable store sales. The declines in comparable store sales are primarily due to a decline in customer traffic, partially offset by an increase in average ticket.

Gross profit margin was relatively flat during the three and six months ended July 31, 2011, respectively, compared to the same periods in the prior year, primarily due to increased investment in lower retail price points in certain merchandise categories in the prior period.

Operating expenses, as a percentage of segment net sales, were relatively flat for the three and six months ended July 31, 2011 compared to the three and six months ended July 31, 2010.

Walmart International Segment

Three and six months ended July 31, 2011 and 2010

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$30,099	$25,901	$58,004	$50,931
Percentage change from comparable period	16.2%	11.0%	13.9%	15.9%
Operating income	$1,415	$1,299	$2,511	$2,382
Operating income as a percentage of net sales	4.7%	5.0%	4.3%	4.7%
Unit counts	5,236	4,205	5,236	4,205
Retail square feet	314	271	314	271

Net sales for the Walmart International segment increased 16.2% and 13.9% for the three and six months ended July 31, 2011, respectively, when compared to the three and six months ended July 31, 2010. The increases in net sales are due to sales growth, as well as currency exchange translation benefits, which provided a favorable impact of $2.3 billion and $3.7 billion to the Walmart International segment’s net sales for the three and six months ended July 31, 2011, respectively. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Gross profit margin was flat for the three and six months ended July 31, 2011 compared to the same period in the prior year.

Operating expenses, as a percentage of segment net sales, increased 43 and 33 basis points for the three and six months ended July 31, 2011, respectively, when compared to the three and six months in the prior year. Acquisition costs related to Netto in the U.K. and Massmart in sub-Saharan Africa are included in operating expenses in the current period.

Sam’s Club Segment

Three and six months ended July 31, 2011 and 2010

We believe the information in the following table under the caption “Excluding Fuel” is useful to investors because it permits investors to understand the effect of the Sam’s Club segment’s fuel sales, which are affected by the volatility of fuel prices, on Sam’s Club’s net sales, percentage change in net sales from the comparable period, calendar comparable club sales, operating income and operating income as a percentage of net sales for the periods presented.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except store counts)	2011	2010	2011	2010
Including Fuel
Net sales	$13,646	$12,461	$26,487	$24,204
Percentage change from comparable period	9.5%	2.2%	9.4%	3.4%
Calendar comparable club sales	9.0%	2.6%	8.9%	3.7%
Operating income	$492	$428	$951	$857
Operating income as a percentage of net sales	3.6%	3.4%	3.6%	3.5%
Unit counts	609	606	609	606
Retail square feet	81	81	81	81

Excluding Fuel
Net sales	$11,966	$11,406	$23,258	$22,170
Percentage change from comparable period	4.9%	0.6%	4.9%	0.9%
Calendar comparable club sales	4.5%	1.0%	4.5%	1.3%
Operating income	$467	$412	$924	$842
Operating income as a percentage of net sales	3.9%	3.6%	4.0%	3.8%

Net sales for the Sam’s Club segment increased 9.5% and 9.4% for the three and six months ended July 31, 2011, respectively, when compared to the three and six months ended July 31, 2010. The net sales increases are primarily due to increases in comparable club sales, driven by increases in fuel sales, customer traffic and average ticket. Higher fuel sales, driven by higher fuel prices and increased gallons sold, positively impacted comparable sales by 4.5% and 4.4%, during the three and six month periods ended July 31, 2011, respectively. Volatility in fuel prices may continue to impact the Sam’s Club segment in the future.

Gross profit margin decreased by 39 and 44 basis points for the three and six months ended July 31, 2011, respectively, compared to the same periods in the prior year. The gross profit margin decrease was driven by the impact of fuel, which negatively impacted the comparison by 48 and 47 basis points for the three and six months ended July 31, 2011, respectively.

Operating expenses, as a percentage of segment net sales, declined by 74 and 66 basis points for the three and six months ended July 31, 2011, respectively, when compared to the same periods in the prior year. Fuel, which positively impacted the comparison by 42 and 41 basis points for the three and six months ended July 31, 2011, respectively, and wage management were the primary drivers of the basis point reduction in operating expenses as a percentage of segment net sales.

Driven by an increase in new member sign-ups and members upgrading to our Plus membership for the three and six month periods ended July 31, 2011, membership income increased 1.2% and 0.8%, respectively, when compared to the three and six months ended July 31, 2010.

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

	Six Months Ended July 31,
(Amounts in millions)	2011	2010
Net cash provided by operating activities	$9,708	$10,019
Payments for property and equipment	(5,671)	(5,554)

Free cash flow	$4,037	$4,465

Net cash used in investing activities	$(8,892)	$(5,581)

Net cash used in financing activities	$(206)	$(2,045)

Cash Flows from Operating Activities

Cash flows provided by operating activities were $9.7 billion and $10.0 billion for the six months ended July 31, 2011 and 2010, respectively.

Cash Equivalents and Working Capital

Cash and cash equivalents were $8.1 billion and $10.2 billion at July 31, 2011 and 2010, respectively. Our working capital deficits were $9.2 billion and $12.6 billion at July 31, 2011 and 2010, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were $5.7 billion and $5.6 billion during the six months ended July 31, 2011 and 2010, respectively. These capital expenditures primarily relate to new store growth and remodeling costs for existing stores. We expect capital expenditures for our fiscal year ending January 31, 2012 to range between $12.5 billion and $13.5 billion, excluding acquisitions. During the six months ended July 31, 2011, cash flows from investing activities also included $3.3 billion related to the acquisitions of Netto and Massmart.

Cash Flows from Financing Activities

Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.

Short-Term Borrowings

Short-term borrowings increased by $5.3 billion at July 31, 2011, compared to an increase of $4.1 billion during the same period in the prior year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures, and for other cash requirements and corporate purposes on an as-needed basis.

Long-Term Debt

Proceeds from the issuance of long-term debt were $4.9 billion and $6.4 billion, for the six months ended July 31, 2011 and 2010, respectively. The proceeds from the issuance of long-term debt were used to pay down or refinance existing debt and for other general corporate purposes.

Information on our significant issuances of long-term debt during the fiscal 2012 year-to-date period is as follows:

(Amounts in millions)			Principal Amount
Issue Date	Maturity Date	Interest Rate
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000
Total Issuances			$5,000

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

The dividend installment payable on April 4, 2011 and June 6, 2011 were paid as scheduled.

Company Share Repurchase Program

From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 3, 2010 and announced on June 4, 2010. On June 2, 2011, the Company’s Board of Directors replaced that share repurchase program, which had approximately $2.1 billion of remaining authorization for share repurchase as of that date, with a new $15.0 billion share repurchase program, announced on June 3, 2011. As a result, the Company terminated and will make no further share repurchases under the program announced on June 4, 2010. As was the case with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the newly authorized program or when it earlier terminates or replaces the newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.

The Company considers several factors in determining when to execute the share repurchases, including, among other things, its current cash needs, its capacity for leverage, its cost of borrowings and the market price of its common stock. The Company’s share repurchases during the six months ended July 31, 2011 and 2010 were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Six months ended July 31, 2011	65.4	$54.11	$3,540
Six months ended July 31, 2010	135.6	$52.47	$7,112

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

Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At July 31, 2011, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA

In the event that the ratings of our commercial paper or any rated series of our outstanding long-term debt issues were lowered or withdrawn for any reason or if the ratings assigned to any new issue of the Company’s long-term debt securities were lower than those noted above, our ability to access the debt markets would be adversely affected. In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt (i.e., the rate of interest on any such indebtedness) would be higher than our cost of funds had the ratings of those new issues been at or above the level of the ratings noted above. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At July 31, 2011 and 2010, the ratio of our debt-to-total capitalization was 45.7% and 43.2%, respectively. Our ratio of debt to our total capitalization increased during the six months ended July 31, 2011 as a result of an increase in our long-term debt coupled with a decline in shareholders’ equity, primarily as a result of the amounts expended for cash dividends and share repurchases over the trailing twelve months ended July 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2011 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2011.

The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of the Annual Report to Shareholders for the fiscal year ended January 31, 2011 that is Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is required to use judgment in evaluating controls and procedures. Also, we may have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. We have been implementing a new financial system in stages and to date, have completed implementations in the United States and Puerto Rico, the United Kingdom, Canada, Japan and Mexico. During the second quarter of fiscal 2012, we began the implementation in Argentina. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Except for the new system implementation noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 10 to our condensed consolidated financial statements, which is captioned “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

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

In March 2011, the Office of the District Attorney for Riverside County, California, notified the Company that it had initiated an investigation of whether third party contractors hired by the Company had violated California laws regarding the disposal of construction materials at a local landfill. The Company is cooperating with the District Attorney’s Office. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

In January 2011, the Environmental Department of Porto Alegre Municipality formally notified WMS Supermercados do Brasil Ltda, a subsidiary of the Company, of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. WMS Supermercados do Brasil Ltda is cooperating with the agency as well as the District Attorney’s Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

In July 2011, the Environmental Patrol and the Environmental Department for Bento Goncalves Municipality, Brazil, notified WMS Supermercados do Brasil Ltda that they are investigating alleged soil contamination involving a leaking subsoil oil duct at a store site. The same agency is also investigating alleged soil contamination from wastewater at the same store. WMS Supermercados do Brasil Ltda is cooperating with the agencies. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

Share repurchase activity under our share repurchase program, outlined in Note 9 of the condensed consolidated financial statements, hereby incorporated by reference, was as follows during the three months ended July 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2011	8,243,088	$55.21	8,243,088	$2.2
June 1-30, 2011	9,390,376	53.49	9,390,376	14.5
July 1-31, 2011	8,445,393	53.69	8,445,393	14.1

Total	26,078,857		26,078,857

Item 5.	Other Information

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 6 to Walmart’s condensed consolidated financial statements as of and for the quarter ended July 31, 2011 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; a statement in Note 9 to those condensed consolidated financial statements (which also appears under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Company Share Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; statements in Note 10 to those condensed consolidated financial statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; statements in Note 11 to those condensed consolidated financial statements as to the expected time of completion of the in-store conversion of the Netto stores acquired by the Company, as well as concerning final regulatory approval of and consummation of a transaction relating to

BCL; a statement in Note 13 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal year 2012; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: under the caption “Company Performance Metrics-Growth” a statement (that also appears under the caption “Results of Operations-Consolidated”) relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s net sales; statements under the caption “Results of Operations-Consolidated” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2012 and the factors that may impact that effective tax rate; statements under the caption “Results of Operations-Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on Walmart; statements under the caption “Results of Operations-Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the Sam’s Club segment; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2012; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2012; and statements under the caption “Liquidity and Capital Resources-Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt securities, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new financial system may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome of certain legal proceedings to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “could be,” “could result,” “expect,” “expected,” “may become,” “may continue,” “may desire,” “may impact,” “may result,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including general economic conditions, including the current economic circumstances and disruption in the financial markets, unemployment levels, consumer credit availability, levels of consumer disposable income, consumer spending patterns and debt levels, inflation, deflation, the cost of the goods that Walmart sells, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the cost of healthcare benefits, accident costs, Walmart’s casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, competitive pressures, accident-related costs, weather patterns, catastrophic events, storm and other damage to Walmart’s stores and distribution centers, weather- and natural disaster-related closing of stores, availability and transport of goods from domestic and international suppliers, currency exchange fluctuations and volatility, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax and other laws and regulations that affect Walmart’s business, costs of compliance with laws and regulations, the outcome of legal proceedings to which Walmart is a party, interest rate fluctuations, changes in employment legislation and other capital market, pandemics and other public health emergencies, economic and geo-political conditions and events, including civil unrest, civil disturbances and terrorist attacks, and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the year ended January 31, 2011. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on June 3, 2011.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 1, 2011	By:	/S/ MICHAEL T. DUKE
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2011	By:	/S/ CHARLES M. HOLLEY, JR.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2011	By:	/S/ STEVEN P. WHALEY
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on June 3, 2011.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.