Form 10-Q
period 2011-10-31
WAL MART STORES INC
filed 2011-12-08
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2011.

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

Common Stock, $.10 Par Value—3,424,697,366 shares as of December 6, 2011.

Wal-Mart Stores, Inc.

Form 10-Q

For the Three and Nine Months Ended October 31, 2011 and 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Revenues:
Net sales	$109,516	$101,239	$321,569	$303,352
Membership and other income	710	713	2,212	2,137

Total revenues	110,226	101,952	323,781	305,489
Costs and expenses:
Cost of sales	82,591	75,819	242,538	227,875
Operating, selling, general and administrative expenses	21,757	20,522	63,086	60,076

Operating income	5,878	5,611	18,157	17,538
Interest:
Debt	528	500	1,544	1,432
Capital leases	72	69	218	201
Interest income	(65)	(53)	(131)	(161)

Interest, net	535	516	1,631	1,472

Income from continuing operations before income taxes	5,343	5,095	16,526	16,066
Provision for income taxes	1,842	1,505	5,510	5,285

Income from continuing operations	3,501	3,590	11,016	10,781
Loss from discontinued operations, net of tax	(8)	—	(36)	—

Consolidated net income	3,493	3,590	10,980	10,781
Less consolidated net income attributable to noncontrolling interest	(157)	(154)	(444)	(448)

Consolidated net income attributable to Walmart	$3,336	$3,436	$10,536	$10,333

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$0.97	$0.95	$3.04	$2.80
Basic loss per common share from discontinued operations attributable to Walmart	—	—	(0.01)	—

Basic net income per common share attributable to Walmart	$0.97	$0.95	$3.03	$2.80

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$0.97	$0.95	$3.03	$2.79
Diluted loss per common share from discontinued operations attributable to Walmart	(0.01)	—	(0.01)	—

Diluted net income per common share attributable to Walmart	$0.96	$0.95	$3.02	$2.79

Weighted-average common shares outstanding:
Basic	3,445	3,617	3,473	3,692
Diluted	3,458	3,631	3,487	3,706
Dividends declared per common share	$—	$—	$1.46	$1.21

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,063	$7,395	$10,616
Receivables, net	4,757	5,089	4,374
Inventories	44,135	36,318	41,059
Prepaid expenses and other	3,227	2,960	3,382
Current assets of discontinued operations	89	131	137

Total current assets	59,271	51,893	59,568
Property and equipment:
Property and equipment	151,638	148,584	145,669
Less accumulated depreciation	(43,909)	(43,486)	(41,857)

Property and equipment, net	107,729	105,098	103,812
Property under capital leases:
Property under capital leases	5,860	5,905	5,847
Less accumulated amortization	(3,197)	(3,125)	(3,117)

Property under capital leases, net	2,663	2,780	2,730

Goodwill	20,409	16,763	16,586
Other assets and deferred charges	4,967	4,129	4,194

Total assets	$195,039	$180,663	$186,890

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$9,594	$1,031	$7,352
Accounts payable	37,350	33,557	36,208
Dividends payable	1,305	—	1,191
Accrued liabilities	16,890	18,701	17,518
Accrued income taxes	382	157	518
Long-term debt due within one year	1,470	4,655	5,196
Obligations under capital leases due within one year	321	336	347
Current liabilities of discontinued operations	27	47	77

Total current liabilities	67,339	58,484	68,407

Long-term debt	44,872	40,692	40,803
Long-term obligations under capital leases	2,979	3,150	3,096
Deferred income taxes and other	8,085	6,682	6,197
Redeemable noncontrolling interest	373	408	367

Commitments and contingencies

Equity:
Common stock and capital in excess of par value	3,769	3,929	3,969
Retained earnings	64,769	63,967	61,451
Accumulated other comprehensive income (loss)	(1,375)	646	105

Total Walmart shareholders’ equity	67,163	68,542	65,525
Noncontrolling interest	4,228	2,705	2,495

Total equity	71,391	71,247	68,020

Total liabilities and equity	$195,039	$180,663	$186,890

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Walmart Shareholders’	Noncontrolling	Total
(Amounts in millions)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances – February 1, 2011	3,516	$352	$3,577	$63,967	$646	$68,542	$2,705	$71,247
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	10,536	—	10,536	404	10,940
Other comprehensive income	—	—	—	—	(2,021)	(2,021)	(663)	(2,684)
Cash dividends declared ($1.46 per share)	—	—	—	(5,105)	—	(5,105)	—	(5,105)
Purchase of Company stock	(90)	(9)	(175)	(4,646)	—	(4,830)	—	(4,830)
Noncontrolling interest from acquisitions	—	—	—	—	—	—	1,988	1,988
Other	11	1	23	17	—	41	(206)	(165)

Balances – October 31, 2011	3,437	$344	$3,425	$64,769	$(1,375)	$67,163	$4,228	$71,391

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2011	2010	2011	2010
Consolidated net income	$3,493 [1]	$3,590 [1]	$10,980 [2]	$10,781 [2]
Other comprehensive income
Currency translation	(3,546)[3]	1,417 [3]	(2,646)[4]	473 [4]
Net change in fair value of derivatives	15	(81)	(98)	(106)

Total comprehensive income	$(38)	$4,926	$8,236	$11,148

Less amounts attributable to the noncontrolling interest:
Consolidated net income	$(157)[1]	$(154)[1]	$(444)[2]	$(448)[2]
Currency translation	870 [3]	(132)[3]	723 [4]	(192)[4]

Amounts attributable to the noncontrolling interest	713	(286)	279	(640)

Comprehensive income attributable to Walmart	$675	$4,640	$8,515	$10,508

[1]	Includes $11 million and $4 million for the three months ended October 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.
[2]	Includes $40 million and $6 million for the nine months ended October 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.
[3]	Includes $(64) million and $42 million for the three months ended October 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.
[4]	Includes $(60) million and $71 million for the nine months ended October 31, 2011 and 2010, respectively, related to the redeemable noncontrolling interest.

See accompanying notes.

Wal-Mart Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2011	2010
Cash flows from operating activities:
Consolidated net income	$10,980	$10,781
Loss from discontinued operations, net of tax	36	—

Income from continuing operations	11,016	10,781
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,067	5,635
Other operating activities	1,367	851
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	499	(90)
Inventories	(7,271)	(7,996)
Accounts payable	3,331	5,363
Accrued liabilities	(2,095)	(2,279)

Net cash provided by operating activities	12,914	12,265
Cash flows from investing activities:
Payments for property and equipment	(9,543)	(9,319)
Proceeds from the disposal of property and equipment	354	242
Investments and business acquisitions, net of cash acquired	(3,537)	(132)
Other investing activities	(88)	(80)

Net cash used in investing activities	(12,814)	(9,289)
Cash flows from financing activities:
Net change in short-term borrowings	8,558	6,820
Proceeds from issuance of long-term debt	5,008	11,383
Payments of long-term debt	(4,265)	(3,577)
Dividends paid	(3,800)	(3,361)
Purchase of Company stock	(4,957)	(10,972)
Other financing activities	(828)	(623)

Net cash used in financing activities	(284)	(330)

Effect of exchange rates on cash and cash equivalents	(148)	63

Net increase (decrease) in cash and cash equivalents	(332)	2,709
Cash and cash equivalents at beginning of year	7,395	7,907

Cash and cash equivalents at end of period	$7,063	$10,616

See accompanying notes.

Wal-Mart Stores, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart” or the “Company”) included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. The condensed consolidated financial statements and notes thereto are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation and did not have an impact on net income.

The Company’s condensed consolidated financial statements are based on a fiscal year ending on January 31 for its U.S. and Canada operations and December 31 for all other operations.

Note 2. Net Income Per Common Share

Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average number of outstanding common shares. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average number of outstanding common shares adjusted for the dilutive effect of stock options and other share-based awards. The Company had approximately 9 million and 11 million stock options outstanding at October 31, 2011 and 2010, respectively, which were not included in the diluted income per common share from continuing operations attributable to Walmart calculation because their effect would be antidilutive.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Numerator:
Income from continuing operations	$3,501	$3,590	$11,016	$10,781
Less consolidated net income attributable to noncontrolling interest	(157)	(154)	(444)	(448)

Income from continuing operations attributable to Walmart	$3,344	$3,436	$10,572	$10,333

Denominator:
Weighted-average common shares outstanding, basic	3,445	3,617	3,473	3,692
Dilutive impact of stock options and other share-based awards	13	14	14	14

Weighted-average common shares outstanding, diluted	3,458	3,631	3,487	3,706

Net income per common share from continuing operations attributable to Walmart:
Basic	$0.97	$0.95	$3.04	$2.80
Diluted	0.97	0.95	3.03	2.79

Note 3. Receivables

Receivables primarily consist of amounts due from:

•	insurance companies—resulting from pharmacy sales;

•	banks—for customer credit cards, debit cards and electronic bank transfers that take in excess of seven days to process;

•	suppliers—for marketing or incentive programs;

•	consumer financing programs (in certain international operations); and

•	real estate transactions.

Walmart International offers a limited amount of consumer credit products, principally through its operations in Chile, Canada and Mexico. The balance of these receivables was $972.6 million, net of reserve for doubtful accounts of $105.3 million at October 31, 2011, compared to a receivable balance of $570.6 million, net of reserve for doubtful accounts of $94.2 million at October 31, 2010. These balances are included in receivables, net on the accompanying Condensed Consolidated Balance Sheets.

Note 4. Inventories

The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s merchandise inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s merchandise is valued based on the weighted-average cost using the LIFO method. Inventories for the Walmart International operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At October 31, 2011 and 2010, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

Note 5. Debt

Information on significant long-term debt issued during the first nine months of fiscal 2012 is as follows (amounts in millions):

Issue Date	Maturity Date	Interest Rate	Principal Amount
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000

Total			$5,000

The aggregate net proceeds from these note issuances were approximately $4.9 billion. The notes of each series require semi-annual interest payments on April 15 and October 15 of each year, with the first interest payment having commenced on October 15, 2011. Unless previously purchased and cancelled, the Company will repay the notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. The notes of each series are senior, unsecured obligations of the Company.

In June 2011, the Company renewed and extended its existing 364-day revolving credit facility (the “364-day Facility”) and its five-year credit facility (the “5-year Facility”), both of which are used to support its commercial paper program. The size of the 364-day Facility was increased from $9.0 billion to $10.0 billion, while the 5-year Facility was increased from $4.3 billion to $6.3 billion. At the same time, the Company also renewed an existing stand-by letter of credit facility used to support various potential and actual obligations. The size of the stand-by letter of credit facility remains unchanged at $2.2 billion. Undrawn and drawn fees remained constant or, in some cases, declined from the prior year. The 364-day Facility and the 5-year Facility remained undrawn as of October 31, 2011.

Note 6. Derivative Financial Instruments

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and floating-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative financial instrument will change. In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The notional or contractual amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty if its derivative liability position exceeds certain thresholds.

The Company’s transactions are with counterparties rated “A” or better by nationally recognized credit rating agencies. In connection with various derivative agreements with counterparties, the Company held $430 million in cash collateral from these counterparties at October 31, 2011. It is the Company’s policy to record cash collateral exclusive of any derivative asset, and any collateral holdings are reflected in its accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the derivative liability position exceeds $150 million. The Company has no outstanding collateral postings and, in the event of such, the Company would record the posting as a receivable exclusive of any derivative liability.

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

Fair Value Instruments

The Company is a party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. Under certain swap agreements, the Company pays floating-rate interest and receives fixed-rate interest payments periodically over the life of the instruments. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the instruments being hedged, the derivative instruments were assumed to be perfectly effective hedges, and all changes in the fair value of the hedges were recorded in either the current portion of long-term debt or long-term debt, as applicable, and accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets with no net impact on the Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2012 to May 2014.

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

The Company has approximately £3.0 billion of outstanding debt that is designated as a hedge of the Company’s net investment in the United Kingdom as of October 31, 2011 and January 31, 2011. The Company also has ¥275 billion and ¥437 billion of outstanding debt that is designated as a hedge of the Company’s net investment in Japan at October 31, 2011 and January 31, 2011, respectively. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from April 2012 to January 2039.

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

Financial Statement Presentation

Hedging instruments with an unrealized gain are recorded in the accompanying Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.

As of October 31, 2011 and January 31, 2011, the Company’s financial instruments were classified as follows in the accompanying Condensed Consolidated Balance Sheets:

	October 31, 2011			January 31, 2011
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Balance Sheet Classification:
Prepaid expenses and other	$3	$—	$—	$—	$—	$—
Other assets and deferred charges	210	291	105	267	233	238

Asset subtotals	$213	$291	$105	$267	$233	$238

Long-term debt due within one year	$3	$—	$—	$—	$—	$—
Long-term debt	210	—	—	267	—	—
Deferred income taxes and other	—	—	81	—	—	18

Liability subtotals	$213	$—	$81	$267	$—	$18

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

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—observable inputs such as quoted prices in active markets;

•	Level 2—inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost is as follows:

Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value is based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements or, where applicable, quoted market prices. The carrying value and fair value of the Company’s long-term debt as of October 31, 2011 and January 31, 2011 are as follows:

	October 31, 2011		January 31, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$46,342	$52,681	$45,347	$47,012

Additionally, as of October 31, 2011 and January 31, 2011, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments relate to interest rate swaps. The fair values of these interest rate swaps have been measured in accordance with Level 2 inputs of the fair value hierarchy, using the income approach. As of October 31, 2011 and January 31, 2011, the notional amounts and fair values of these interest rate swaps are as follows (asset/(liability)):

	October 31, 2011		January 31, 2011
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,945	$213	$4,445	$267
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	291	1,250	233
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,240	(17)	1,182	(18)
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,994	41	2,902	238

Total	$9,429	$528	$9,779	$720

The fair values above are the estimated amounts the Company would receive or pay upon termination of the agreements relating to such instruments as of the reporting dates.

Note 8. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments and minimum pension liabilities are recorded net of their related income tax effect. The following table provides further detail regarding changes in the composition of accumulated other comprehensive income (loss) for the nine months ended October 31, 2011:

(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances—February 1, 2011	$1,226	$60	$(640)	$646
Currency translation adjustment	(1,923)	—	—	(1,923)
Net change in fair value of derivatives	—	(98)	—	(98)

Balances—October 31, 2011	$(697)	$(38)	$(640)	$(1,375)

The currency translation adjustment includes a net translation loss of $1.2 billion at October 31, 2011 related to net investment hedges of the Company’s operations in the United Kingdom and Japan. During the nine months ended October 31, 2011, the Company reclassified $(24) million from accumulated other comprehensive income (loss) to earnings from the remeasurements of non-U.S.-denominated debt.

Note 9. Share Repurchases

From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 3, 2010 and announced on June 4, 2010. On June 2, 2011, the Company’s Board of Directors replaced that share repurchase program, which had approximately $2.1 billion of remaining authorization for share repurchase as of that date, with a new $15.0 billion share repurchase program, announced on June 3, 2011. As a result, the Company terminated and will make no further share repurchases under the program announced on June 4, 2010. Consistent with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the newly authorized program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.

The Company considers several factors in determining when to execute the share repurchases, including, among other things, its current cash needs, its capacity for leverage, its cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the nine months ended October 31, 2011 and 2010 were as follows:

Share Repurchases (Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Nine months ended October 31, 2011	92.4	$53.61	$4,957
Nine months ended October 31, 2010	209.3	$52.44	$10,972

Note 10. Legal Proceedings

The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. The matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company’s financial condition or results of operations.

Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. The Company believes it has substantial factual and legal defenses to the claims at issue, and on December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Superior Court of Appeals on August 19, 2009. On June 10, 2011, the Superior Court of Appeals issued an opinion upholding the trial court’s certification of the class, the jury’s back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys’ fees and remanding it back to the trial court for a downward adjustment. On July 10, 2011, the Company filed an Application for Rehearing En Banc with regard to the portions of the opinion that held in favor of the plaintiffs, which was denied on August 11, 2011. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. The plaintiffs filed a response on September 23, 2011, and the Company filed a reply brief on September 30, 2011. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.

Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the district court, the class included “[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.” The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs’ attorneys filed an amended complaint proposing a statewide class of current and former female associates at the Company’s retail facilities in California. On October 28, 2011, the plaintiffs’ attorneys filed a complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, training, and job assignments, and proposing a class of current and former female associates at Texas retail facilities. While management cannot predict the ultimate outcome of these matters, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California and the U.S. Environmental Protection Agency subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Note 11. Acquisitions

Certain acquisitions completed or in process during the nine-month period are as follows:

Massmart Holdings Limited (“Massmart”): In June 2011, the Company completed a tender offer for approximately 51% ownership in Massmart, a South African retailer with approximately 290 stores in 13 sub-Saharan African countries. The purchase price for approximately 51% of Massmart was approximately ZAR 16.9 billion ($2.5 billion). The assets acquired were approximately $6.4 billion, including approximately $3.5 billion in goodwill; liabilities assumed were approximately $1.9 billion; and the non-controlling interest was approximately $2.0 billion. As of October 31, 2011, the allocation of the Massmart purchase price to the fair value of the assets acquired and liabilities assumed is preliminary. The Company began consolidating Massmart’s results in its fiscal 2012 third quarter reporting period.

Netto Food Stores Limited (“Netto”): In April 2011, the Company completed the regulatory approved acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom and the Company plans to convert these stores to the ASDA brand by the end of fiscal 2012. The final purchase price for the acquisition was approximately £750 million ($1.2 billion). The assets acquired were approximately $1.3 billion, including approximately $748 million in goodwill, and liabilities assumed were approximately $103 million. As of October 31, 2011, the allocation of the Netto purchase price to the fair value of the assets acquired and liabilities assumed is preliminary.

Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, which operates in China under the Trust-Mart banner. The Company paid $264 million for its initial 35% interest and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the Share Purchase Agreement, the Company was committed to purchase the remaining interest in BCL on or before November 26, 2010, subject to certain conditions. The Company and the selling shareholder have mutually agreed to extend the closing, while certain conditions of the contract are being completed. The parties are now in the process of completing the local registrations for the Trustmart stores and expect to complete the sale of the remaining equity interest in Trustmart as soon as practicable following that process.

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

The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico, operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com.

Net sales by segment are as follows (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales:
Walmart U.S.	$63,835	$62,178	$191,397	$189,156
Walmart International	32,383	26,919	90,387	77,850
Sam’s Club	13,298	12,142	39,785	36,346

Total Company	$109,516	$101,239	$321,569	$303,352

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

Operating income by segment and interest expense, net are as follows (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Segment operating income:
Walmart U.S.	$4,627	$4,402	$14,262	$13,898
Walmart International	1,397	1,223	3,908	3,605
Sam’s Club	390	367	1,341	1,224
Other unallocated	(536)	(381)	(1,354)	(1,189)

Operating income	$5,878	$5,611	$18,157	$17,538
Interest expense, net	(535)	(516)	(1,631)	(1,472)

Income from continuing operations before income taxes	$5,343	$5,095	$16,526	$16,066

Note 13. Common Stock Dividends

On March 3, 2011, the Company’s Board of Directors declared an annual dividend for fiscal 2012 of $1.46 per share, an increase of 21% over the per share dividends paid in fiscal 2011. For the fiscal year ending January 31, 2012, the annual dividend will be paid in quarterly installments according to the following record and payable dates:

Record Date	Payable Date
March 11, 2011	April 4, 2011
May 13, 2011	June 6, 2011
August 12, 2011	September 6, 2011
December 9, 2011	January 3, 2012

The dividend installments payable on April 4, 2011, June 6, 2011 and September 6, 2011 were paid as scheduled.

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

This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our condensed consolidated financial statements as of October 31, 2011, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2011, the accompanying notes, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2011, and incorporated by reference in, and included as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2011.

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

Our operations comprise three segments: the Walmart U.S. segment, the Walmart International segment, and the Sam’s Club segment. The Walmart U.S. segment includes the Company’s mass merchant concept in the United States and Puerto Rico, operating primarily under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States and Puerto Rico. The Sam’s Club segment includes the warehouse membership clubs in the United States and Puerto Rico, as well as samsclub.com.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts representing “Other unallocated” in the leverage discussion of the Company’s performance metrics are primarily unallocated corporate overhead items.

Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding period in the prior year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussing the consolidated and operating results of our Walmart International segment, we sometimes refer to the effect of changes in currency exchange rates. When we refer to changes in currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the currency exchange rates we use to translate the Walmart International segment’s financial results from local currencies into U.S. dollars for financial reporting purposes. The impacts of currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not denominated in the U.S. dollar.

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

Growth

Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2011			2010		2011			2010
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$63,835	58.3%	2.7%	$62,178	61.4%	$191,397	59.5%	1.2%	$189,156	62.3%
Walmart International	32,383	29.6%	20.3%	26,919	26.6%	90,387	28.1%	16.1%	77,850	25.7%
Sam’s Club	13,298	12.1%	9.5%	12,142	12.0%	39,785	12.4%	9.5%	36,346	12.0%

Net sales	$109,516	100.0%	8.2%	$101,239	100.0%	$321,569	100.0%	6.0%	$303,352	100.0%

Our consolidated net sales increased 8.2% and 6.0% for the three and nine months ended October 31, 2011, respectively, when compared to the three and nine months ended October 31, 2010. The increase in net sales for the three and nine months ended October 31, 2011 was attributable to growth in retail square feet, acquisitions and currency translation benefits. Currency translation benefits accounted for $1.3 billion and $5.0 billion of the increase in net sales for the three and nine months ended October 31, 2011, respectively, while acquisitions in our Walmart International segment accounted for $2.1 billion and $2.3 billion, respectively, of the net sales increase over the comparable periods. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future. Our continued expansion activities, resulting in a 5.4% year-over-year growth in retail square feet, contributed to an increase in net sales. In addition, during the three months ended October 31, 2011, the Company had positive comparable sales.

Calendar Comparable Store and Club Sales

The Company reported U.S. calendar comparable store and club sales for the three and nine months ended October 31, 2011 and 2010 as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.2%	-1.5%	0.0%	0.0%	-0.3%	-1.4%	0.0%	0.0%
Sam’s Club	9.2%	3.3%	3.3%	1.3%	9.0%	3.6%	4.1%	2.1%

Total U.S.	2.6%	-0.8%	0.6%	0.2%	1.3%	-0.6%	0.8%	0.4%

Leverage

Operating Income

	Three Months Ended October 31,					Nine Months Ended October 31,
	2011			2010		2011			2010
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,627	78.7%	5.1%	$4,402	78.5%	$14,262	78.5%	2.6%	$13,898	79.2%
Walmart International	1,397	23.8%	14.2%	1,223	21.8%	3,908	21.5%	8.4%	3,605	20.6%
Sam’s Club	390	6.6%	6.3%	367	6.5%	1,341	7.4%	9.6%	1,224	7.0%
Other unallocated	(536)	(9.1)%	40.7%	(381)	(6.8)%	(1,354)	(7.4)%	13.9%	(1,189)	(6.8)%

Total operating income	$5,878	100.0%	4.8%	$5,611	100.0%	$18,157	100.0%	3.5%	$17,538	100.0%

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

Operating Expenses

For the three and nine months ended October 31, 2011, operating expenses increased 6.0% and 5.0%, respectively, when compared to the same periods in the prior year, while net sales increased 8.2% and 6.0% over the same periods, respectively. Other unallocated overhead expenses have increased for the three- and nine-month periods ended October 31, 2011. Our Global eCommerce initiatives contributed to the majority of the increase in operating expenses, as we continue to invest in our e-commerce platforms, including @walmartlabs. Depreciation expense increased year over year based on our financial system investments with the remainder of the increase driven by multiple items, none of which were individually significant. For the three and nine months ended October 31, 2011, we leveraged operating expenses.

Operating Income

Our operating income grew by 4.8% and 3.5% for the three and nine months ended October 31, 2011, respectively, when compared to the same periods in the prior year, while net sales increased by 8.2% and 6.0% for the three and nine months, respectively, over the prior year. Although operating income increased for the three- and nine-month periods, we did not meet our objective of growing operating income at a faster rate than net sales. Our gross profit margin declined primarily due to the impact of price investments and cost inflation, while we leveraged operating expenses. Operating income for the three and nine months ended October 31, 2011 included a currency translation benefit of $48 million and $207 million, respectively, from the Walmart International segment. Volatility in currency exchange rates may continue to impact the Company’s operating income in the future.

Returns

Return on Investment

Management believes return on investment (“ROI”) is a meaningful metric to share with investors, because it helps investors assess how effectively Walmart is employing its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.

ROI was 18.2% and 18.6% for the trailing 12-month periods ended October 31, 2011 and 2010, respectively. The majority of the decline in ROI was attributable to acquisitions completed in the second quarter of the current fiscal year.

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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended October 31,
(Dollar amounts in millions)	2011	2010
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$26,161	$24,996
+ Interest income	171	214
+ Depreciation and amortization	8,073	7,537
+ Rent	2,253	1,922

= Adjusted operating income	$36,658	$34,669

Denominator
Average total assets of continuing operations[1]	$190,852	$179,555
+ Average accumulated depreciation and amortization[1]	46,040	42,262
- Average accounts payable[1]	36,779	33,564
- Average accrued liabilities[1]	17,204	17,078
+ Rent x 8	18,024	15,376

= Average invested capital	$200,933	$186,551

Return on investment (ROI)	18.2%	18.6%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,194	$15,771

Denominator
Average total assets of continuing operations[1]	$190,852	$179,555

Return on assets (ROA)	8.5%	8.8%

	As of October 31,
	2011	2010	2009
Certain Balance Sheet Data
Total assets of continuing operations[2]	$194,950	$186,753	$172,357
Accumulated depreciation and amortization	47,106	44,974	39,549
Accounts payable	37,350	36,208	30,920
Accrued liabilities	16,890	17,518	16,638

[1]	The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
[2]

Based on continuing operations only and therefore excludes the impact of discontinued operations. Total assets as of October 31, 2011, 2010 and 2009 in the table above exclude assets of discontinued operations that are reflected in the Condensed Consolidated Balance Sheets of $89 million, $137 million and $145 million, respectively.

Free Cash Flow

We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $3.4 billion and $2.9 billion for the nine months ended October 31, 2011 and 2010, respectively. Free cash flow increased due to a $649 million increase in cash flows from operating activities, partially offset by an approximately $225 million increase in capital expenditures.

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

	Nine Months Ended October 31,
(Amounts in millions)	2011	2010
Net cash provided by operating activities	$12,914	$12,265
Payments for property and equipment	(9,543)	(9,319)

Free cash flow	$3,371	$2,946

Net cash used in investing activities	$(12,814)	$(9,289)

Net cash used in financing activities	$(284)	$(330)

Results of Operations

The following discussion of our Results of Operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operations.

Consolidated Results of Operations

Three and nine months ended October 31, 2011 and 2010

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$109,516	$101,239	$321,569	$303,352
Percentage change from comparable period	8.2%	2.6%	6.0%	3.8%
Total U.S. calendar comparable store and club sales	2.6%	-0.8%	1.3%	-0.6%
Gross profit margin as a percentage of net sales	24.6%	25.1%	24.6%	24.9%
Operating income	$5,878	$5,611	$18,157	$17,538
Operating income as a percentage of net sales	5.4%	5.5%	5.6%	5.8%
Unit counts	9,826	8,692	9,826	8,692
Retail square feet	1,024	971	1,024	971

Our consolidated net sales increased 8.2% and 6.0% for the three and nine months ended October 31, 2011, respectively, when compared to the three and nine months ended October 31, 2010. The increase in net sales for the three and nine months ended October 31, 2011 was attributable to growth in retail square feet, acquisitions and currency translation benefits. Currency translation benefits accounted for $1.3 billion and $5.0 billion of the increase in net sales for the three and nine months ended October 31, 2011, respectively, while acquisitions in our Walmart International segment accounted for $2.1 billion and $2.3 billion, respectively, of the net sales increase over the comparable periods. Volatility in currency exchange rates may continue to impact the Company’s net sales in the future. Our continued expansion activities, resulting in a 5.4% year-over-year growth in retail square feet, contributed to an increase in net sales. In addition, during the three months ended October 31, 2011, the Company had positive comparable sales.

Our gross profit, as a percentage of net sales (“gross profit margin”), for the three and nine months ended October 31, 2011, declined 52 and 30 basis points, respectively, when compared to the same periods in the prior year. All three segments realized a decline in gross profit margin during the three months ended October 31, 2011 primarily due to the impact of price investment and cost inflation.

Operating expenses, as a percentage of net sales, were 19.9% and 19.6% for the three and nine months ended October 31, 2011, respectively, and 20.3% and 19.8% for the three and nine months ended October 31, 2010, respectively. The Company leveraged expenses for the three and nine months ended October 31, 2011, with all three segments contributing to the Company’s expense leverage for the three months ended October 31, 2011.

Our effective income tax rate was 34.5% and 33.3% for the three and nine months ended October 31, 2011, respectively, and 29.5% and 32.9% for the three and nine months ended October 31, 2010, respectively. The increases in the effective tax rate were primarily attributable to a $191 million tax benefit related to changes in transfer pricing policies in a foreign tax jurisdiction during the three and nine months ended October 31, 2010. We expect the fiscal 2012 annual effective tax rate to be at the lower end of our previously disclosed range of 33.5% to 34.5%. Significant factors that may impact our effective income tax rate include changes in our assessment of certain tax contingencies, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.

As a result of the factors discussed above, we reported $3.5 billion and $11.0 billion of income from continuing operations for the three and nine months ended October 31, 2011, respectively, and $3.6 billion and $10.8 billion for the three and nine months ended October 31, 2010, respectively.

Walmart U.S. Segment

Three and nine months ended October 31, 2011 and 2010

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$63,835	$62,178	$191,397	$189,156
Percentage change from comparable period	2.7%	-0.1%	1.2%	0.4%
Calendar comparable store sales	1.2%	-1.5%	-0.3%	-1.4%
Operating income	$4,627	$4,402	$14,262	$13,898
Operating income as a percentage of net sales	7.2%	7.1%	7.5%	7.4%
Unit counts	3,850	3,792	3,850	3,792
Retail square feet	625	615	625	615

Net sales for the Walmart U.S. segment increased 2.7% and 1.2% during the three and nine months ended October 31, 2011, respectively, when compared to the three and nine months ended October 31, 2010. The increase in net sales for the three months ended October 31, 2011 was primarily due to a 1.6% increase in year-over-year retail square feet and an increase in comparable store sales due to improved average ticket, partially offset by a decline in customer traffic. The increase in net sales for the nine months ended October 31, 2011 was primarily due to a 1.6% increase in year-over-year retail square feet, partially offset by a decline in comparable store sales. The decline in comparable store sales for the nine months ended October 31, 2011 resulted from a reduction in customer traffic, partially offset by an increase in average ticket.

Gross profit margin declined slightly and was relatively flat for the three and nine months ended October 31, 2011, respectively, compared to the same periods in the prior year. The slight decline in gross profit margin during the three-month period was primarily due to our renewed focus on our price investment strategy to lower retail price points on numerous merchandise categories throughout the segment and higher cost inflation that was not passed on to our customers.

Operating expenses, as a percentage of segment net sales, declined slightly during the three and nine months ended October 31, 2011 compared to the same periods in the prior year, primarily due to improved labor productivity and our focus on cost control initiatives.

Walmart International Segment

Three and nine months ended October 31, 2011 and 2010

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2011	2010	2011	2010
Net sales	$32,383	$26,919	$90,387	$77,850
Percentage change from comparable period	20.3%	9.3%	16.1%	13.5%
Operating income	$1,397	$1,223	$3,908	$3,605
Operating income as a percentage of net sales	4.3%	4.5%	4.3%	4.6%
Unit counts	5,366	4,292	5,366	4,292
Retail square feet	317	275	317	275

Net sales for the Walmart International segment increased 20.3% and 16.1% for the three and nine months ended October 31, 2011, respectively, when compared to the three and nine months ended October 31, 2010. The increases in net sales were due to a 15.4% year-over-year growth in retail square feet and sales growth in nearly every country for the three and nine months ended October 31, 2011. In addition, the acquisitions of Massmart and Netto accounted for $2.1 billion and $2.3 billion of the net sales increase for the three and nine months ended October 31, 2011, respectively, and currency translation provided a benefit of $1.3 billion and $5.0 billion, respectively, over the comparable periods. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.

Gross profit margin decreased by 57 and 31 basis points for the three and nine months ended October 31, 2011, respectively, compared to the same periods in the prior year, as a result of the current year’s acquisitions being included in this year’s results and not in the prior year’s results.

Operating expenses, as a percentage of segment net sales, decreased 47 basis points for the three-month period and remained relatively flat for the nine-month period ended October 31, 2011, respectively, compared to the same periods in the prior year. Walmart International leveraged its expenses for the three months ended October 31, 2011.

Sam’s Club Segment

Three and nine months ended October 31, 2011 and 2010

We believe the information in the following table under the caption “Excluding Fuel” is useful to investors because it permits investors to understand the effect of the Sam’s Club segment’s fuel sales, which are impacted by the volatility of fuel prices, on Sam’s Club’s net sales, percentage change in net sales from the comparable period, calendar comparable club sales, operating income and operating income as a percentage of net sales for the periods presented.

(Amounts in millions, except unit counts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Including Fuel
Net sales	$13,298	$12,142	$39,785	$36,346
Percentage change from comparable period	9.5%	2.7%	9.5%	3.1%
Calendar comparable club sales	9.2%	3.3%	9.0%	3.6%
Operating income	$390	$367	$1,341	$1,224
Operating income as a percentage of net sales	2.9%	3.0%	3.4%	3.4%
Unit counts	610	608	610	608
Retail square feet	81	81	81	81
Excluding Fuel
Net sales	$11,772	$11,087	$35,030	$33,257
Percentage change from comparable period	6.2%	1.4%	5.3%	1.1%
Calendar comparable club sales	5.9%	2.0%	4.9%	1.5%
Operating income	$378	$366	$1,302	$1,208
Operating income as a percentage of net sales	3.2%	3.3%	3.7%	3.6%

Net sales for the Sam’s Club segment increased 9.5% for the three and nine months ended October 31, 2011, when compared to the three and nine months ended October 31, 2010. The net sales increases were primarily due to positive comparable club sales, driven by customer traffic, average ticket and higher fuel sales. Higher fuel sales, resulting from higher fuel prices and increased gallons sold, positively impacted comparable sales by 3.3% and 4.1%, during the three and nine months ended October 31, 2011, respectively. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.

Gross profit margin decreased by 52 and 47 basis points for the three and nine months ended October 31, 2011, respectively, compared to the same periods in the prior year. The gross profit margin decreases were driven by the highly competitive retail environment as well as inflation and high fuel costs. Fuel costs negatively impacted the comparisons by 24 and 40 basis points for the three and nine months ended October 31, 2011, respectively.

Operating expenses, as a percentage of segment net sales, declined by 62 and 65 basis points for the three and nine months ended October 31, 2011, respectively, when compared to the same periods in the prior year. Fuel, which positively impacted the comparison by 31 and 38 basis points for the three and nine months ended October 31, 2011, respectively, and wage management were the primary drivers of the basis point reduction in operating expenses as a percentage of segment net sales.

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

	Nine Months Ended October 31,
(Amounts in millions)	2011	2010
Net cash provided by operating activities	$12,914	$12,265
Payments for property and equipment	(9,543)	(9,319)

Free cash flow	$3,371	$2,946

Net cash used in investing activities	$(12,814)	$(9,289)

Net cash used in financing activities	$(284)	$(330)

Cash Flows from Operating Activities

Cash flows provided by operating activities were $12.9 billion and $12.3 billion for the nine months ended October 31, 2011 and 2010, respectively.

Cash Equivalents and Working Capital

Cash and cash equivalents were $7.1 billion and $10.6 billion at October 31, 2011 and 2010, respectively. Our working capital deficits were $8.1 billion and $8.8 billion at October 31, 2011 and 2010, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.

Cash Flows from Investing Activities

Cash flows from investing activities generally consist of payments for property and equipment, which were $9.5 billion and $9.3 billion during the nine months ended October 31, 2011 and 2010, respectively. These capital expenditures primarily relate to new store growth, remodeling, conversion and expansion costs for existing stores. In addition, we spent $3.3 billion for the acquisition of Massmart and Netto during the nine months ended October 31, 2011. We expect capital expenditures for property and equipment in the fiscal year ending January 31, 2012 to range between $13.0 billion and $14.0 billion.

Cash Flows from Financing Activities

Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.

Short-Term Borrowings

Short-term borrowings increased by $8.6 billion at October 31, 2011, compared to an increase of $6.8 billion at October 31, 2010. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, and capital expenditures, and for other cash requirements and corporate purposes on an as-needed basis. We utilized the favorable interest rates available on our floating-rate debt and increased our short-term borrowings during the nine months ended October 31, 2011.

Long-Term Debt

Proceeds from the issuance of long-term debt were $5.0 billion and $11.4 billion for the nine months ended October 31, 2011 and 2010, respectively. The proceeds from the issuance of long-term debt were used to pay down or refinance existing debt and for other general corporate purposes.

Information on our significant issuances of long-term debt during the fiscal 2012 year-to-date period is as follows (amounts in millions):

Issue Date	Maturity Date	Interest Rate	Principal Amount
April 18, 2011	April 15, 2014	1.625%	$1,000
April 18, 2011	April 15, 2016	2.800%	1,000
April 18, 2011	April 15, 2021	4.250%	1,000
April 18, 2011	April 15, 2041	5.625%	2,000

Total			$5,000

The notes of each series require semi-annual interest payments on April 15 and October 15 of each year, with the first interest payment having commenced on October 15, 2011. Unless previously purchased and cancelled, the Company will repay the notes of each series at 100% of their principal amount, together with accrued and unpaid interest thereon, at their maturity. The notes of each series are senior, unsecured obligations of the Company.

Dividends

On March 3, 2011, the Company’s Board of Directors declared an annual dividend for fiscal 2012 of $1.46 per share, an increase of 21% over the per share dividends paid in fiscal 2011. For the fiscal year ending January 31, 2012, the annual dividend will be paid in quarterly installments according to the following record and payable dates:

Record Date	Payable Date
March 11, 2011	April 4, 2011
May 13, 2011	June 6, 2011
August 12, 2011	September 6, 2011
December 9, 2011	January 3, 2012

The dividend installments payable on April 4, 2011, June 6, 2011 and September 6, 2011 were paid as scheduled.

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

The Company considers several factors in determining when to execute the share repurchases, including, among other things, its current cash needs, its capacity for leverage, its cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the nine months ended October 31, 2011 and 2010 were as follows:

Share Repurchases (Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Nine months ended October 31, 2011	92.4	$53.61	$4,957
Nine months ended October 31, 2010	209.3	$52.44	$10,972

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

Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At October 31, 2011, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At October 31, 2011 and 2010, the ratio of our debt-to-total capitalization was 46.9% and 46.4%, respectively. Our ratio of debt to our total capitalization for the nine months ended October 31, 2011 remained relatively stable compared to the nine months ended October 31, 2010, as debt levels remained consistent.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2011 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2011.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. We have been implementing a new financial system in stages and to date have completed implementations in Argentina, Canada, Japan, Mexico, the United Kingdom and the United States and Puerto Rico. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Except for the ongoing system implementations noted above, there has been no change in the Company’s internal control over financial reporting as of October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Wage-and-Hour Class Action: Braun/Hummel v. WM, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/07/07; Supreme Court of PA, Harrisburg, PA, 10/09/11.

Gender Discrimination Class Actions: Dukes v. WM, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. WM, USDC, Northern Dist. of TX, Dallas Div., 10/27/11.

II. ENVIRONMENTAL AND OTHER MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement, as well as other matters.

Environmental: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the “RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California and the U.S. Environmental Protection Agency (the “EPA”) subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

The EPA approached a grocery industry group to resolve issues relating to refrigerant-handling practices and to reduce the use of ozone-depleting refrigerants in refrigeration equipment. The Company then approached the EPA independently to address these issues and proposed a plan for removing ozone-depleting refrigerants from certain types of refrigeration equipment. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

In July 2011, the Environmental Patrol and the Environmental Department for Bento Goncalves Municipality, Brazil, notified WMS Supermercados do Brasil Ltda that they are investigating alleged soil contamination involving a leaking subsoil oil duct at a store site. WMS Supermercados do Brasil Ltda resolved part of this matter with the municipality which included payment of R$11,000 (approximately $6,000). The Environmental Department for the municipality has proposed a plan which includes a penalty of R$168,570 (approximately $93,000) to resolve the remaining part of the matter involving the oil duct. The same agency is also investigating alleged soil contamination from wastewater at the same store. WMS Supermercados do Brasil Ltda is cooperating with the agencies. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Other: During fiscal 2012, the Company began conducting a voluntary internal review of its policies, procedures and internal controls pertaining to its global anti-corruption compliance program. As a result of information obtained during that review and from other sources, the Company has begun an internal investigation into whether certain matters, including permitting, licensing and inspections, were in compliance with the U.S. Foreign Corrupt Practices Act. The Company has engaged outside counsel and other advisors to assist in the review of these matters and has implemented, and is continuing to implement, appropriate remedial measures. The Company has voluntarily disclosed its internal investigation to the U.S. Department of Justice and the Securities and Exchange Commission. We cannot reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity under our share repurchase program, outlined in Note 9 of the condensed consolidated financial statements, hereby incorporated by reference, was as follows during the three months ended October 31, 2011:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2011	10,821,634	$51.38	10,821,634	$13.5
September 1-30, 2011	8,599,892	52.07	8,599,892	13.1
October 1-31, 2011	7,608,814	54.32	7,608,814	12.7

Total	27,030,340		27,030,340

Item 5. Other Information

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 6 to Walmart’s condensed consolidated financial statements as of and for the quarter ended October 31, 2011 regarding the expected immateriality of any ineffectiveness of certain cash flow instruments to which Walmart is a party; a statement in Note 9 to those condensed consolidated financial statements (which also appears under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Company Share Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; statements in Note 10 to those condensed consolidated financial statements regarding the possible outcome of certain litigation and other proceedings to which Walmart is a party; statements in Note 11 to those condensed consolidated financial statements as to the expected time of completion of the in-store conversion of the Netto stores acquired by the Company, as well as concerning final regulatory approval of and consummation of a transaction relating to BCL; a statement in Note 13 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal year 2012; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: under the caption “Company Performance Metrics-Growth,” a statement (that also appears under the caption “Results of Operations-Consolidated Results of Operations”) relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s net sales; a statement under the caption “Company Performance Metrics-Leverage-Operating Income” relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s operating income; statements under the caption “Results of Operations-Consolidated Results of Operations” regarding the forecasted full year effective tax rate for Walmart’s fiscal year 2012 and the factors that may impact that effective tax rate; statements under the caption “Results of Operations-Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the net sales of Walmart International; statements under the caption “Results of Operations-Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the Sam’s Club segment; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2012; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2012; and statements under the caption “Liquidity and Capital Resources-Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new financial system may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome of certain legal proceedings to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives. These statements are identified by the use of the words “anticipate,” “believe,” “consider,” “expect,” “expected,” “may be,” “may become,” “may continue,” “may desire,” “may enter,” “may impact,” “may result,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart’s business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart’s business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart’s supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart’s markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; adoption of or changes in tax and other laws and regulations that affect Walmart’s business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2011. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: December 8, 2011	By:	/S/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2011	By:	/S/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2011	By:	/S/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company for the year ended January 31, 1989 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991), the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Registration Statement on Form S-8 (File Number 33-43315) and the Certificate of Amendment to the Restated Certificate of Incorporation is incorporated hereby by reference to the Current Report on Form 8-K of the Company, dated August 11, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-6991).

Exhibit 3(ii)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on June 3, 2011.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99	The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.