Form 10-K
period 2012-01-31
WAL MART STORES INC
filed 2012-03-27
CIK 104169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2012,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2011, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 29, 2011, was $91,704,538,525. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

The registrant had 3,404,538,468 shares of common stock outstanding as of March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Annual Report to Shareholders for the Fiscal Year Ended January 31, 2012 (the “Annual Report to Shareholders”) included as an exhibit to this Form 10-K	Parts I and II

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2012 (the “Proxy Statement”)	Part III

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

The forward-looking statements included or incorporated by reference in this Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations for certain periods, including our sales, the sales of one or more of our operating segments, our earnings per share for certain periods, and our comparable store sales or comparable club sales of one of our operating segments or operations in a particular country for a period, the amount, nature and allocation of future capital expenditures, dividends, capital structure, opening of additional stores and clubs in the United States and additional units in the other countries in which we operate, the consummation of the acquisition of assets or operations, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our business plans, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our ability to leverage best practices, lessons from multiple formats and global sourcing practices, our liquidity and ability to access the capital markets, the effect of economic developments on our customers, our operations and our results of operations, our effective annual tax rate, and other similar matters and the assumptions underlying or relating to any such statement. Forward-looking statements are often identified by the use of words or phrases such as “anticipate,” “believe,” “could occur,” “could result,” “continue,” “estimate,” “expect,” “forecast,” “guidance,” “plan,” “projected,” “will be,” “will continue,” “will change,” “will decrease,” “will have,” “will increase,” and “will remain,” or words or other phrases commencing with the word “will,” or phrases that are variations of or that use such words or phrases and other similar words and phrases that denote anticipated or expected occurrences or results.

Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, which are outside our control. Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales or comparable club sales and effective tax rate for any period, business operations, business strategy, plans, goals or objectives. These factors include, but are not limited to: general economic conditions, including changes in the economy of the United States or other specific markets in which we operate, economic instability, changes in the monetary policies of the United States, the Board of Governors of the Federal Reserve System, other governments or central banks, economic crises and disruptions in the financial markets, including as a result of sovereign debt crises, governmental budget deficits, unemployment and partial employment levels, employment conditions within our markets, credit availability to consumers and businesses, levels of consumer disposable income, consumer confidence, consumer credit availability, consumer spending patterns, consumer debt levels, inflation, deflation, commodity prices, the cost of the goods we sell, competitive pressures, the seasonality of our business, seasonal buying patterns in the United States and our other markets, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the selling prices of fuel, the cost of healthcare and other benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, availability of qualified labor pools in the specific markets in which we operate, zoning, land use and other regulatory restrictions, competitive pressures, accident-related costs, weather conditions and events, catastrophic events and natural disasters, as well as storm and other damage to our stores, clubs, distribution centers and other facilities and store closings and other limitations on customer access to our stores and clubs resulting from such events and disasters, disruption in our supply chain, including availability and transport of goods from domestic and foreign suppliers, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax, labor and other laws and regulations that affect our business, including changes in corporate tax rates, costs of compliance with laws and regulations, the resolution of tax matters, developments in and the outcome of legal and regulatory proceedings to which we are a party or are subject, currency exchange rate fluctuations and volatility, fluctuations in market rates of interest, and other conditions and events affecting domestic and global financial and capital markets, public health emergencies, economic and geo-political conditions and events, including civil unrest and disturbances and terrorist attacks. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty and can be affected by many factors.

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 2012

PART I

ITEM 1.	BUSINESS

General

Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices (“EDLP”) while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price everyday so our customers trust that our prices will not change under frequent promotional activity. Our consolidated financial statements are based on a fiscal year ending on January 31 for our United States (“U.S.”) and Canadian operations and December 31 for all other operations. During the fiscal year ended January 31, 2012, we generated net sales of approximately $443.9 billion.

Currently, our operations comprise three reportable business segments: the Walmart U.S. segment; the Walmart International segment; and the Sam’s Club segment.

Our Walmart U.S. segment is the largest segment of our business, accounting for approximately 60% of our fiscal 2012 net sales and operates retail stores in various formats in all 50 states in the U.S. and Puerto Rico, as well as Walmart’s online retail operations, walmart.com.

Our Walmart International segment consists of retail operations in 26 countries. This segment generated approximately 28% of our fiscal 2012 net sales. The Walmart International segment includes numerous formats of retail stores, restaurants, Sam’s Clubs and online retail operations that operate outside the U.S.

Our Sam’s Club segment consists of membership warehouse clubs operated in 47 states in the U.S. and Puerto Rico, as well as the segment’s online retail operations, samsclub.com. Sam’s Club accounted for approximately 12% of our fiscal 2012 net sales.

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

In fiscal 1992, we began our first international initiative when we entered into a joint venture in Mexico, in which we owned a 50% interest along with Cifra S.A. de C.V. (“Cifra”). In 1998, we acquired the controlling interest in Cifra, and in February 2000, Cifra officially changed its name to Wal-Mart de Mexico, S.A. de C.V. Since fiscal 1992, our international presence has continued to expand. At January 31, 2012, our Walmart International segment conducted retail business in 26 countries.

Our Business Segments

The Company is engaged in the operation of: retail stores located throughout the United States; its wholly-owned subsidiaries in Argentina, Brazil, Canada, China, Japan and the United Kingdom; its majority-owned subsidiaries in Chile, Mexico, 12 countries in Africa, and 5 countries in Central America; and its joint ventures in India and China and other controlled subsidiaries in China. The Company defines its segments as those business units whose operating results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Walmart U.S. segment includes the Company’s mass merchant concept under the “Walmart” or “Wal-Mart” brand, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the U.S. The Sam’s Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com.

The Company measures the results of its segments using, among other measures, each segment’s operating income, which we calculate by including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation.

Walmart U.S. Segment

The Walmart U.S. segment had net sales of $264.2 billion, $260.3 billion and $259.9 billion for fiscal 2012, 2011 and 2010, respectively. During the most recent fiscal year, no single supercenter, discount store, Neighborhood Market or other small store format location accounted for as much as 1% of total Company net sales.

General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states and Puerto Rico, with supercenters in 48 states and Puerto Rico, discount stores in 45 states and Puerto Rico and Neighborhood Markets and other small store formats in 18 states and Puerto Rico. Supercenters range in size from 78,000 square feet to 260,000 square feet, with an average size of approximately 182,000 square feet. Our discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 106,000 square feet. Neighborhood Markets and other small formats range in size from 3,000 square feet to 64,000 square feet, with an average size of approximately 38,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.

WALMART U.S. SEGMENT

UNIT COUNT AND RETAIL SQUARE FEET (1)

	Walmart U.S. Supercenters					Walmart U.S. Discount Stores
Fiscal Year	Opened	Closed	Conversions (2)	Total	Square Feet	Opened	Closed	Conversions (2)	Total	Square Feet
Balance Forward				2,262	422,167				1,083	115,487
2008	82	—	109	2,453	457,472	7	(2)	(109)	979	105,541
2009	88	—	79	2,620	487,907	2	(4)	(79)	898	97,156
2010	49	—	86	2,755	510,757	—	(2)	(86)	810	87,721
2011	50	—	102	2,907	534,577	—	—	(102)	708	75,116
2012	43	—	79	3,029	552,237	—	—	(79)	629	66,402

		Walmart U.S. Neighborhood Markets and Other Small Formats					Total Walmart U.S. Segment
Fiscal Year		Opened	Closed	Total	Square Feet		Opened (3)	Closed	Total	Square Feet
Balance Forward				143	5,485				3,488	543,139
2008		20	—	163	6,365		109	(2)	3,595	569,378
2009		24	(2)	185	7,193		114	(6)	3,703	592,256
2010		5	—	190	7,374		54	(2)	3,755	605,852
2011		2	(3)	189	7,374		52	(3)	3,804	617,067
2012		27	(6)	210	8,047		70	(6)	3,868	626,686

(1)	“Total” and “Square Feet” columns are as of January 31 for the years shown. Retail square feet are reported in thousands.
(2)	Includes conversions of discount stores to supercenters.
(3)	Total opened, net of conversions of discount stores to supercenters.

Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including supercenters, discount stores, Neighborhood Markets and other small store formats. The percentage of net sales calculated below reflects sales of our brick and mortar stores, as well as sales of our online business.

(1)	Grocery consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, alcoholic and nonalcoholic beverages, floral and dry grocery, as well as consumables such as health and beauty aids, baby products, household chemicals, paper goods and pet supplies;

(2)	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service and books;

(3)	Hardlines consist of stationery, automotive accessories, hardware and paint, sporting goods, fabrics and crafts and seasonal merchandise;

(4)	Health and wellness includes pharmacy and optical services;

(5)	Apparel includes apparel for women, girls, men, boys and infants, shoes, jewelry and accessories; and

(6)	Home includes home furnishings, housewares and small appliances, bedding, home décor, outdoor living and horticulture.

The Walmart U.S. segment also offers financial services and related products, including money orders, wire transfers, check cashing and bill payment. These services total less than 1% of annual sales.

Nationally advertised merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands including: “Canopy,” “Equate,” “Everstart,” “Faded Glory,” “George,” “Great Value,” “Hometrends,” “Mainstays,” “Marketside,” “No Boundaries,” “Ol’ Roy,” “Ozark Trail,” “Parent’s Choice,” “Prima Della,” “Puritan,” “Spring Valley” and “White Stag.” The Company also markets lines of merchandise under licensed brands, some of which include: “Better Homes & Gardens,” “Danskin Now,” “Disney,” “General Electric,” “Just My Size,” “OP,” “Rival” and “Starter.”

The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows during the fiscal years ended:

	January 31,
STRATEGIC MERCHANDISE UNITS	2012	2011
Grocery	55%	53%
Entertainment	12%	12%
Hardlines	10%	11%
Health and wellness	11%	11%
Apparel	7%	8%
Home	5%	5%

Total	100%	100%

Periodically, we make revisions to the categorization of the components comprising our strategic merchandise units. When revisions are made, we also adjust the previous period’s presentation to maintain comparability.

Operations. Hours of operation for nearly all supercenters and an increasing number of discount stores and Neighborhood Markets are 24 hours each day. Hours of operation for the remaining supercenters, discount stores, Neighborhood Markets and other small store formats vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including cash, check, debit and credit cards, electronic benefits transfer cards, a private-label store credit card issued by a third-party provider and online payments through PayPal. In addition, our pharmacy and optical departments accept payments for products and services through our customers’ health benefit plans.

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

Competition. The Walmart U.S. segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, dollar, drug, variety and specialty stores, supercenter-type stores, hypermarkets, internet-based retailers and catalog businesses. We also compete with other retailers for new store sites.

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

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Save Even More – a strategy to meet or be below a competitor’s advertised price;

•	Store of the Community – a program to ensure the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located; and

•	Clean, Fast and Friendly – our commitment to deliver a great customer experience through fast, friendly service in a clean environment.

We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience.

Distribution. During fiscal 2012, approximately 80% of the Walmart U.S. segment’s purchases of merchandise were shipped to the stores through our distribution centers, which are located strategically throughout the United States. The balance of merchandise purchased was shipped directly to stores from suppliers. General merchandise is transported to stores primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.

Our Walmart U.S. segment operations are supported by 133 distribution facilities as of January 31, 2012, located strategically throughout the U.S. Of these 133 distribution facilities, we owned and operated 105. We owned and a third party operated one distribution facility and third parties owned and operated the remaining 27 distribution facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution centers also service our Sam’s Club segment for certain items.

Walmart International Segment

The Walmart International segment’s net sales for fiscal 2012, 2011 and 2010, were $125.9 billion, $109.2 billion and $97.4 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.

General. Our Walmart International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, China, Japan, and the United Kingdom; our majority-owned subsidiaries operating in Chile, Mexico, 12 countries in Africa and 5 countries in Central America; our joint ventures in China and India and our other controlled subsidiaries in China. Walmart International operates units under approximately 70 banners in numerous formats, including discount stores, supermarkets, supercenters, hypermarkets, websites, warehouse clubs, restaurants, and apparel stores. Also, on a limited basis, our Walmart International segment operates banks that provide consumer lending.

WALMART INTERNATIONAL SEGMENT

UNIT COUNT AND RETAIL SQUARE FEET (1)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance Forward	—	—	13	2,427	299	23,789	289	33,591	413	7,128	—	—
2008	—	—	21	3,789	313	24,958	305	36,590	457	7,822	—	—
2009	—	—	28	4,301	349	26,594	318	39,501	502	8,277	197	9,564
2010	—	—	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437
2011	—	—	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115
2012	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785

	China		India		Japan(2)		Mexico		United Kingdom		Total Walmart International
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance Forward	73	13,583	—	—	422	26,926	889	50,401	335	26,800	2,733	184,645
2008	202	36,391	—	—	420	24,569	1,023	56,804	352	27,868	3,093	218,791
2009	225	39,973	—	—	417	24,514	1,201	63,067	358	29,011	3,595	244,802
2010	279	49,401	1	50	414	24,292	1,469	69,067	371	30,053	4,099	265,846
2011	328	56,317	5	270	414	24,513	1,730	76,229	385	31,009	4,557	286,680
2012	370	62,124	15	826	419	24,521	2,088	85,253	541	33,765	5,651	328,887

(1)	“Square Feet” columns are reported in thousands. Walmart International unit counts, with the exception of Canada, are stated as of December 31 for fiscal 2012 through 2009. Canada unit counts are stated as of January 31 for fiscal 2012 through 2009. For fiscal 2008, all country balances are stated as of January 31, 2008.
(2)	All periods include the Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. The information for fiscal 2009, fiscal 2008 and the balance forward in the table excludes 23 Seiyu units closed in fiscal 2010.

Walmart International has a diverse portfolio with approximately 70 banners, represented in three major categories: retail, wholesale and other. Generally, retail centers range in size from 8,900 square feet to 110,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, including restaurants in Chile, Japan and Mexico, range in size from under 1,000 square feet to 4,200 square feet. Unit counts(1) for Walmart International are as follows:

Geographic Market	Retail	Wholesale	Other	Total
Africa (2)	249	98	—	347
Argentina	88	—	—	88
Brazil	429	83	—	512
Canada	333	—	—	333
Central America (3)	620	2	—	622
Chile	314	—	2	316
China	364	6	—	370
India	—	15	—	15
Japan	367	—	52	419
Mexico	1,600	124	364	2,088
United Kingdom	541	—	—	541

International Total	4,905	328	418	5,651

(1)	Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2011 to correspond with the country’s balance sheet date.
(2)	Africa includes Botswana, Ghana, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia.
(3)	Central America includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

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

Operations. The hours of operation for operating units in the Walmart International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. We accept a variety of payment methods including cash, check, debit and credit cards, private-label store credit cards issued by third-party providers, and in Canada, Chile and Mexico, credit cards issued by our subsidiaries. Limited consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer. Across the Walmart International segment, we are leveraging best practices, lessons from multiple store formats and global sourcing practices.

Seasonal Aspects of Operations. The Walmart International segment’s business is seasonal to a certain extent. Historically, the segment’s highest sales volume and operating income occur in our fiscal quarter ending January 31 and the segment’s lowest sales volume and operating income occur in the fiscal quarter ending April 30. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climatic conditions.

Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate. We also operate restaurant chains and consumer finance operations. Our ability to offer our customers low prices on quality merchandise determines, to a large extent, our competitive position in the countries in which Walmart International operates. EDLP is the right business model for our customers and for all of our markets, including high-growth or emerging markets. We are in the midst of a multi-year plan to transition all of our markets to EDLP. Our ability to operate the food departments effectively has a major impact on the segment’s competitive position in the markets where we operate.

Distribution. We utilize a total of 158 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico, South Africa and the United Kingdom, including one export consolidation facility in the United States. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2012, approximately 75% of the Walmart International segment’s purchases flowed through these distribution facilities. Suppliers ship the balance of the Walmart International segment’s purchases directly to our stores in the various countries in which we operate. Of these 158 distribution facilities, we owned and operated 39, we owned and third parties operated 9 and we leased and operated 68. Third parties leased and operated the remaining 42 distribution facilities.

Sam’s Club Segment

The Sam’s Club segment had net sales of $53.8 billion, $49.5 billion and $47.8 billion for fiscal 2012, 2011 and 2010, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.

General. As a membership club warehouse, facility sizes for Sam’s Clubs generally range between 71,000 and 190,000 square feet, with an average size of approximately 134,000 square feet. Sam’s Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.

SAM’S CLUB SEGMENT

CLUB COUNT AND RETAIL SQUARE FEET (1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance Forward			588	77,350
2008	12	—	600	79,316
2009	11	—	611	80,986
2010	6	(12)	605	80,539
2011	4	—	609	81,202
2012	3	(1)	611	81,586

(1)	“Total” and “Square Feet” columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

Merchandise. Sam’s Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label items such as “Member’s Mark” and three new proprietary brands, “Artisan Fresh,” “Daily Chef” and “Simply Right,” in five merchandise categories, listed below, within the warehouse club format.

(1)	Grocery and consumables includes dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;

(2)	Fuel and other categories consist of gasoline stations, tobacco, tools and power equipment, and tire and battery centers;

(3)	Technology, office and entertainment includes electronics, wireless, software, video games, movies, books, music, office supplies, office furniture and photo processing;

(4)	Home and apparel includes home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, housewares, toys, seasonal items, mattresses and small appliances; and

(5)	Health and wellness includes pharmacy and optical services and over-the-counter drugs.

The percentage of net sales for the Sam’s Club segment, including online sales, by merchandise category, was as follows during the fiscal years ended:

	January 31,
MERCHANDISE CATEGORY	2012	2011
Grocery and consumables	55%	55%
Fuel and other categories	24%	23%
Technology, office and entertainment	8%	9%
Home and apparel	8%	8%
Health and wellness	5%	5%

Total	100%	100%

Operations. Operating hours for Sam’s Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits Business Members and Plus Members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m.

Sam’s Clubs are membership only operations. A variety of payment methods are accepted at our clubs, including cash, check, debit cards, certain types of credit cards and private label and co-branded Discover credit cards, issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our members’ health benefit plans.

Members include both business owners and individual consumers. Individual consumers are referred to as Advantage Members. The annual membership fee for an individual Advantage Member is $40 (plus taxes, if applicable) for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for Business Members is $35 (plus taxes, if applicable) for the primary membership card, with a spouse/household card available at no additional cost. In addition, Business Members can add up to 8 business associates to their business account for $35 (plus taxes, if applicable) each. Sam’s Club Plus is a premium membership program that offers additional benefits and services to both Business and Advantage Members. The annual fee for a Plus Member (Business or Advantage) is $100 (plus taxes, if applicable). In addition, Business Plus Members can add up to 16 business associates to their business membership for $35 (plus taxes, if applicable) each.

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

Competition. Sam’s Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, internet-based retailers and catalog businesses. Sam’s Club also competes with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise and food to meet the needs of our members largely determines our competitive position in the warehouse club industry.

Distribution. During fiscal 2012, approximately 63% of the Sam’s Club segment’s non-fuel purchases were shipped from the Sam’s Club segment’s dedicated distribution facilities and from some of the Walmart U.S. segment’s distribution centers. Suppliers shipped the balance of the Sam’s Club segment’s purchases directly to Sam’s Club locations. As of January 31, 2012, our Sam’s Club segment operations were supported by 25 distribution facilities located strategically throughout the continental United States. Of these 25 distribution facilities, we owned and operated 8. Third parties owned and operated the remaining 17 distribution facilities.

The principal focus of our Sam’s Club’s distribution operations is on cross-docking merchandise, while stored inventory is minimized. Cross-docking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a cross-dock facility, sometimes less than an hour.

Sam’s Club uses a combination of our private truck fleet, as well as common carriers, to transport non-perishable merchandise from distribution centers to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution centers to clubs.

Other Segment Information

Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2012 (“Annual Report to Shareholders”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 in the “Notes to Consolidated Financial Statements” included therein, which information is incorporated herein by reference. Note 15 includes information regarding our segment and total company net sales, as well as long-lived assets in the United States. Portions of the Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

Employees

As of the end of fiscal 2012, the Company and its subsidiaries employed approximately 2.2 million employees (“associates”) worldwide, with approximately 1.4 million associates in the United States and 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and experiences significant turnover in associates each year.

Through fiscal 2011, the Company maintained separate profit sharing and 401(k) plans for associates in the United States and Puerto Rico, under which associates generally became participants following one year of employment. The profit sharing component was entirely funded by the Company, and the Company also made additional contributions to the 401(k) component of the plan. In addition to the Company’s contributions, associates could elect to contribute a percentage of their earnings to the 401(k) component of the plan.

Effective February 1, 2011, the Company terminated the previous profit sharing and 401(k) plans and offered new safe harbor 401(k) plans for associates in the United States and Puerto Rico, under which associates generally become participants following one year of employment. Under the safe harbor 401(k) plans, the Company matches 100% of participant contributions up to 6% of annual eligible earnings. The matching contributions immediately vest at 100% for each associate. Participants can contribute up to 50% of their pretax earnings, but not more than the statutory limits. Participants age 50 or older may defer additional earnings in catch-up contributions up to the maximum statutory limits.

Contribution expense associated with these plans was $752 million in fiscal 2012 and $1.1 billion in fiscal 2011 and 2010.

In addition, in the U.S., the Company offers a broad range of Company-paid benefits to our associates, including store discount cards or Sam’s Club memberships, bonuses based on Company performance, matching a portion of purchases through the Associate Stock Purchase Plan and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates. The Company’s medical plan has no lifetime maximum benefit for most expenses.

In our operations outside the U.S., the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Executive Officers of the Registrant

The following chart names each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Neil M. Ashe	Executive Vice President, President and Chief Executive Officer, Global eCommerce beginning in January 2012. From April 2011 to July 2011, he served as Special Advisor to the Chief Executive Officer of CBS Corporation, a mass media company. From July 2008 to April 2011, he served as President of CBS Interactive, Inc., an Internet content publisher. From October 2006 to June 2008, he served as Chief Executive Officer of CNET Networks Inc., an Internet content company.	2012	44

Rosalind G. Brewer	Executive Vice President, President and Chief Executive Officer, Sam’s Club, effective February 1, 2012. From February 2011 to January 2012, she served as Executive Vice President and President of the East business unit of Walmart U.S. From February 2010 to January 2011, she served as Executive Vice President and President of the South business unit of Walmart U.S. From March 2007 to January 2010, she served as Divisional Senior Vice President of Walmart U.S., responsible for operations in the Southeast. From October 2006 to February 2007, she served as regional vice president of Walmart U.S., responsible for operations in Georgia.	2012	49

M. Susan Chambers	Executive Vice President, Global People. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration.	2006	54

Leslie A. Dach	Executive Vice President, Corporate Affairs. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	57

Michael T. Duke	President and Chief Executive Officer. From September 2005 to January 2009, he served as Vice Chairman, Wal-Mart Stores, Inc., responsible for Walmart International.	2009	62

Rollin L. Ford	Executive Vice President and Chief Administrative Officer. From May 2006 to January 2012, he served as Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2012	49

Jeffrey J. Gearhart	Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel. From December 2007 to February 2009, he served as Senior Vice President, Deputy General Counsel. From September 2003 to December 2007, he served as Vice President, General Counsel, Corporate Division.	2010	47

Charles M. Holley, Jr.	Executive Vice President and Chief Financial Officer. From January 2007 to November 2010, he served as Executive Vice President, Finance and Treasurer. From December 2005 to January 2007, he served as Senior Vice President, Finance.	2010	55

C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Walmart International. From August 2005 to January 2009, he served as Executive Vice President, President and Chief Executive Officer, Sam’s Club.	2009	45

William S. Simon	Executive Vice President, President and Chief Executive Officer, Walmart U.S. From March 2007 to July 2010, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From March 2006 to March 2007, he served as Executive Vice President, Professional Services, Walmart U.S.	2010	52

S. Robson Walton	Chairman of the Board of Directors.	1992	67

Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller.	2007	52

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.walmartstores.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on the Investor Relations page of our website at www.walmartstores.com/investors. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.

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

Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rate fluctuations, higher tax rates and other changes in tax laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the United States and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.

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

Our ability to continue to expand our operations in the United States and abroad depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, if our costs of labor or related costs increase significantly or if new or revised labor laws, rules or regulations are adopted, our financial performance could be adversely affected.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.

The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers, both in the United States and in the foreign countries in which we have operations. Our Walmart U.S. segment competes with retailers operating discount, department, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as internet-based retailers and catalog businesses. Our Sam’s Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See “Item 1. Business” above for additional discussion of our competitive situation in our various operating segments.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transportation availability and cost, transportation security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food and non-food items we sell, regardless of the cause, could adversely affect our financial performance.

Our Walmart International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in 12 countries in Africa, Argentina, Brazil, Canada, Chile, China, 5 countries in Central America, Japan, Mexico and the United Kingdom, as well as through joint venture agreements in China and India and our other controlled subsidiaries in China. During fiscal 2012, our Walmart International operations generated approximately 28% of our net sales. As a result of our expansion activities in countries outside the United States, we expect that our Walmart International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, both of the United States and of the other countries in which we operate, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our Walmart International operations, and could adversely affect our financial performance.

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

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornados, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution centers, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distributions centers are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as the March 2011 earthquake and tsunami in Japan, and could adversely affect our financial performance.

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

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the U.S. district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the U.S. district court, the class included “[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.” The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs’ attorneys filed an amended complaint proposing a class of current and former female associates at the Company’s California retail facilities, and the Company filed a Motion to Dismiss on January 13, 2012. On October 28, 2011, the plaintiffs’ attorneys filed a complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates at the Company’s Texas retail facilities and asserting claims and relief similar to those in the Dukes case. The Company filed a Motion to Dismiss on March 5, 2012. We discuss this case and other litigation to which we are a party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 11 in the “Notes to Consolidated Financial Statements,” which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

If we do not maintain the security of information relating to our customers, associates and vendors, security information breaches through cybersecurity attacks or otherwise could damage our reputation with customers, associates and vendors, and we could incur substantial additional costs and become subject to litigation.

As do most retailers, we receive certain personal information about our customers, and we also receive personal information concerning our associates and vendors. In addition, our online operations at www.walmart.com, www.samsclub.com and other websites depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We maintain security measures with respect to such information, but despite these measures, we may be vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks or otherwise which are rapidly evolving and sophisticated) that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.

Although we have independent, redundant and physically separate primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our associates. If our computer systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our computer systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our computer systems and processes we may fail to realize the cost savings anticipated to be derived from these initiatives.

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

None.

ITEM 2.	PROPERTIES

The number of discount stores, supercenters, Neighborhood Markets, other small formats and Sam’s Clubs located in each state and territory of the United States and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2012 in our Annual Report to Shareholders under the caption “Fiscal 2012 Unit Count” and are incorporated herein by reference. Portions of such Annual Report to Shareholders are included as an exhibit to this Annual Report on Form 10-K.

United States. As of January 31, 2012, in the U.S., we owned 3,381 of the buildings in which our discount stores, supercenters, Neighborhood Markets and other small formats operated and 502 of the buildings in which our Sam’s Clubs operated. Land on which our stores are located is either owned or leased by the Company. We use independent contractors to construct our buildings.

In the United States, we lease the remaining 487 buildings our stores and 109 buildings our clubs operate from either commercial property developers pursuant to capital or operating lease arrangements or from local governmental entities in connection with industrial revenue bond financing arrangements. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company’s store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.

Our 133 Walmart U.S. and 25 Sam’s Club distribution centers are located strategically throughout the United States. Of these 158 distribution facilities, we owned and operated 113 distribution facilities, we owned and a third party operated one distribution facility and third parties owned and operated 44 of our distribution facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution centers also service our Sam’s Club segment for certain items.

We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the United States for our walmart.com operations and field management.

Walmart International. We operate our Walmart International segment stores, restaurants and banks in a combination of owned and leased properties in each country in which our Walmart International segment operates. As of the end of fiscal 2012, we owned 38 properties in Africa, 55 properties in Argentina, 186 properties in Brazil, 123 properties in Canada, 160 properties in Chile, 164 properties in Central America, 52 properties in Japan, 646 properties in Mexico and 387 properties in the United Kingdom. The remaining 3,840 operating units are leased on terms that vary. We utilize both owned and leased properties for office facilities in each country in which we are conducting business. As of the end of fiscal 2012, our Walmart International operations are supported by 158 distribution facilities. Of these 158 distribution facilities, we owned and operated 39, we owned and third parties operated 9 and we leased and operated 68. Third parties leased and operated the remaining 42 distribution facilities.

For further information on our distribution centers, see the caption “Distribution” provided for each of our segments under “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 11 to our Consolidated Financial Statements, entitled “Legal Proceedings,” which is referenced in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data” and is incorporated by reference, and refer to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.

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

II. ENVIRONMENTAL AND OTHER MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following environmental matters are disclosed in accordance with that requirement, as well as other matters.

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

On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (the “Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleged that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. The Company has resolved the issues with the Department by entering into a settlement agreement which includes payment of a $214,378 penalty and an agreement to implement a supplemental environmental project valued at $1,050,000 to help local residents properly manage household hazardous wastes. The EPA inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are conducting investigations. The Company is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

In July 2011, the Environmental Patrol and the Environmental Department for Bento Goncalves Municipality, Brazil, notified WMS Supermercados do Brasil Ltda that they are investigating alleged soil contamination involving a leaking subsoil oil duct at a store site. To resolve this, the Environmental Department for the municipality proposed a plan which includes a penalty of R$168,570 (approximately $96,000) or an agreement to donate certain items and services to the City in lieu of the penalty. The Environmental Department is also investigating alleged soil contamination from wastewater at the same store. WMS Supermercados do Brasil Ltda is cooperating with the agencies. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions “Market price of common stock,” “Listing” and “Dividends paid per share” in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is an exhibit to this Annual Report on Form 10-K.

Our common stock is primarily traded in the United States on the New York Stock Exchange. At March 22, 2012, the latest practicable date, there were 275,525 common stock shareholders of record.

From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 3, 2010 and announced on June 4, 2010. On June 2, 2011, the Company’s Board of Directors replaced that share repurchase program, which had approximately $2.1 billion of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 3, 2011. As a result, the Company terminated and will make no further share repurchases under the program announced on June 4, 2010. Consistent with the replaced share repurchase program, the new program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the newly authorized program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase program was as follows during the three months ended January 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
November 1-30, 2011	6,960,190	$57.31	6,960,190	$12.3
December 1-31, 2011	8,672,957	58.50	8,672,957	11.8
January 1-31, 2012	7,255,214	59.97	7,255,214	11.3

Total	22,888,361		22,888,361

ITEM 6.	SELECTED FINANCIAL DATA

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

The information required by this item is incorporated by reference to all information under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm” included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In fiscal 2010, we began implementing a new financial system in stages and, to date, have completed implementations in Argentina, Canada, Japan, Mexico, the United Kingdom and the United States. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.

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

Reports on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are incorporated herein by reference to all information under the captions “Management’s Report to Our Shareholders” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except for the ongoing system implementation noted above, there has been no change in the Company’s internal control over financial reporting as of January 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item with respect to the Company’s directors, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled “Information About the Board” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 1, 2012 (our “Proxy Statement”).

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is included there in accordance with Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2011 Annual Shareholders’ Meeting as previously filed with the SEC.

The information regarding our Audit Committee, including our audit committee financial experts, and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to the information under the captions “Information About the Board—Board Committees,” “Corporate Governance—Audit Committee Financial Experts” and “Corporate Governance—Code of Ethics for the CEO and Senior Financial Officers” included in our Proxy Statement. “Item 1. Business” above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers on our website.

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

Certain schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K:

3	(a)	Restated Certificate of Incorporation of the Company dated October 25, 1988, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999, are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively to the Registration Statement on Form S-3 (File No. 333-178385).

3	(b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2011, and filed with the Securities and Exchange Commission on June 3, 2011.

4	(a)	Form of Indenture dated as of June 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-97917).

4	(b)	Form of Indenture dated as of August 1, 1985, between the Company and Bank of New York, Trustee, (formerly Boatmen’s Trust Company and Centerre Trust Company) is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-3 (File Number 2-99162).

4	(c)	Form of Amended and Restated Indenture, Mortgage and Deed of Trust, Assignment of Rents and Security Agreement dated as of December 1, 1986, among the First National Bank of Boston and James E. Mogavero, Owner Trustees, Rewal Corporation I, Estate for Years Holder, Rewal Corporation II, Remainderman, the Company and the First National Bank of Chicago and R.D. Manella, Indenture Trustees, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-11394).

4	(d)	Form of Indenture dated as of July 15, 1990, between the Company and Harris Trust and Savings Bank, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-35710).

4	(e)	Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4	(f)	First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344).

4	(g)	Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4	(h)	Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4	(i)	Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512).

4	(j)	First Supplemental Indenture, dated December 1, 2006, between Wal-Mart Stores, Inc. and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between Wal-Mart Stores, Inc. and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569).

+10	(a)	Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective February 1, 2012 is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated September 29, 2011.

+10	(b)	Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2008 is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 22, 2008.

+10	(c)	The Rules of the ASDA Sharesave Plan 2000, as amended effective June 4, 2010, are incorporated by reference to Appendix B to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 19, 2010.

+10	(d)	The ASDA Colleague Share Ownership Plan 1999, as amended June 4, 2004, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10	(e)	Form of Restricted Stock Award and Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10	(f)	Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10	(g)	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10	(h)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2010, is incorporated by reference to Appendix A to the Proxy Statement that is a part of the Company’s Schedule 14A filed on April 19, 2010.

+10	(i)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10	(j)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10	(k)	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance-Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

+10(l)		Amendment to Form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10(m)		Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan amended and restated effective February 1, 2011, is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated September 29, 2011.

+10(n)		Wal-Mart Stores, Inc. Director Compensation Deferral Plan, amended and restated Effective June 4, 2010 is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10(o)		Agreement between Wal-Mart Stores, Inc. and H. Lee Scott, Jr., dated November 20, 2008, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated and filed November 21, 2008.

+10(p)		Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

+10(q)		Agreement between Wal-Mart Stores, Inc. and Thomas M. Schoewe, dated September 28, 2010, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 29, 2010.

+10(r)		Wal-Mart Deferred Compensation Matching Plan, effective February 1, 2012, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 29, 2011.

+10(s)		Retirement Agreement between Eduardo Castro-Wright and Wal-Mart Stores, Inc. dated September 23, 2011, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated September 27, 2011 and filed September 27, 2011.

*12		Statement regarding computation of the Earnings to Fixed Charges Ratios.

*13		Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2012. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2012 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

*21		List of the Company’s Significant Subsidiaries.

*23		Consent of Independent Registered Public Accounting Firm.

*31.1		Chief Executive Officer Section 302 Certification.

*31.2		Chief Financial Officer Section 302 Certification.

**32.1		Chief Executive Officer Section 906 Certification.

**32.2		Chief Financial Officer Section 906 Certification.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 27, 2012	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 27, 2012	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: March 27, 2012	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 27, 2012	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 27, 2012	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)

DATE: March 27, 2012	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 27, 2012	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: March 27, 2012	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: March 27, 2012	By	/s/ James I. Cash, Jr.
James I. Cash, Jr.
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2012

DATE: March 27, 2012	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 27, 2012	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 27, 2012	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: March 27, 2012	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: March 27, 2012	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Director

DATE: March 27, 2012	By	/s/ Arne M. Sorenson
Arne M. Sorenson
Director

DATE: March 27, 2012	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 27, 2012	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 27, 2012	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.

Form 10-K for Fiscal Year Ended January 31, 2012