Form 10-Q
period 2012-04-30
WAL MART STORES INC
filed 2012-06-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2012.
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
Common Stock, $0.10 Par Value – 3,383,540,898 shares as of May 29, 2012.

Wal-Mart Stores, Inc.
Form 10-Q
For the Three Months Ended April 30, 2012 and 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions, except per share data)	2012	2011
Revenues:
Net sales	$112,272	$103,415
Membership and other income	746	774
Total revenues	113,018	104,189
Costs and expenses:
Cost of sales	85,186	78,177
Operating, selling, general and administrative expenses	21,445	20,116
Operating income	6,387	5,896
Interest:
Debt	503	491
Capital leases	70	71
Interest income	(38)	(44)
Interest, net	535	518
Income from continuing operations before income taxes	5,852	5,378
Provision for income taxes	1,958	1,800
Income from continuing operations	3,894	3,578
Loss from discontinued operations, net of income taxes	—	(28)
Consolidated net income	3,894	3,550
Less consolidated net income attributable to noncontrolling interest	(152)	(151)
Consolidated net income attributable to Walmart	$3,742	$3,399

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.10	$0.98
Basic loss per common share from discontinued operations attributable to Walmart	—	(0.01)
Basic net income per common share attributable to Walmart	$1.10	$0.97

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.09	$0.98
Diluted loss per common share from discontinued operations attributable to Walmart	—	(0.01)
Diluted net income per common share attributable to Walmart	$1.09	$0.97

Weighted-average common shares outstanding:
Basic	3,409	3,497
Diluted	3,425	3,513
Dividends declared per common share	$1.59	$1.46
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2012	2011
Consolidated net income	$3,894	$3,550
Less consolidated net income attributable to noncontrolling interest	(143)	(134)
Less consolidated net income attributable to redeemable noncontrolling interest	(9)	(17)
Consolidated net income attributable to Walmart	3,742	3,399

Other comprehensive income, net of income taxes
Currency translation	1,472	495
Derivatives	(63)	(178)
Pension	7	—
Other comprehensive income, net of income taxes	1,416	317
Less other comprehensive income attributable to noncontrolling interest	(431)	(102)
Less other comprehensive income attributable to redeemable noncontrolling interest	(38)	17
Other comprehensive income attributable to Walmart	947	232

Comprehensive income, net of income taxes	5,310	3,867
Less comprehensive income attributable to noncontrolling interest	(574)	(236)
Less comprehensive income attributable to redeemable noncontrolling interest	(47)	—
Comprehensive income attributable to Walmart	$4,689	$3,631
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2012	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,117	$6,550	$9,400
Receivables, net	5,574	5,937	4,785
Inventories	41,284	40,714	38,495
Prepaid expenses and other	2,221	1,685	3,330
Current assets of discontinued operations	80	89	108
Total current assets	57,276	54,975	56,118
Property and equipment:
Property and equipment	158,329	155,002	151,766
Less accumulated depreciation	(47,600)	(45,399)	(45,473)
Property and equipment, net	110,729	109,603	106,293
Property under capital leases:
Property under capital leases	5,978	5,936	6,064
Less accumulated amortization	(3,235)	(3,215)	(3,213)
Property under capital leases, net	2,743	2,721	2,851

Goodwill	21,003	20,651	16,895
Other assets and deferred charges	5,349	5,456	4,068
Total assets	$197,100	$193,406	$186,225

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$5,799	$4,047	$3,451
Accounts payable	37,068	36,608	34,481
Dividends payable	4,059	—	3,828
Accrued liabilities	16,637	18,154	15,962
Accrued income taxes	2,560	1,164	927
Long-term debt due within one year	2,509	1,975	3,173
Obligations under capital leases due within one year	322	326	345
Current liabilities of discontinued operations	24	26	44
Total current liabilities	68,978	62,300	62,211

Long-term debt	42,956	44,070	45,486
Long-term obligations under capital leases	3,040	3,009	3,211
Deferred income taxes and other	7,735	7,862	6,902
Redeemable noncontrolling interest	456	404	423

Commitments and contingencies

Equity:
Common stock	339	342	348
Capital in excess of par value	3,625	3,692	3,450
Retained earnings	65,463	68,691	60,330
Accumulated other comprehensive income (loss)	(463)	(1,410)	878
Total Walmart shareholders’ equity	68,964	71,315	65,006
Noncontrolling interest	4,971	4,446	2,986
Total equity	73,935	75,761	67,992
Total liabilities and equity	$197,100	$193,406	$186,225
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
(Amounts in millions)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2012	3,418	$342	$3,692	$68,691	$(1,410)	$71,315	$4,446	$75,761
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	3,742	—	3,742	143	3,885
Other comprehensive income, net of income taxes (excludes redeemable noncontrolling interest)	—	—	—	—	947	947	431	1,378
Cash dividends declared ($1.59 per share)	—	—	—	(5,409)	—	(5,409)	—	(5,409)
Purchase of Company stock	(27)	(3)	(66)	(1,558)	—	(1,627)	—	(1,627)
Other	4	—	(1)	(3)	—	(4)	(49)	(53)
Balances as of April 30, 2012	3,395	$339	$3,625	$65,463	$(463)	$68,964	$4,971	$73,935
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2012	2011
Cash flows from operating activities:
Consolidated net income	$3,894	$3,550
Loss from discontinued operations, net of income taxes	—	28
Income from continuing operations	3,894	3,578
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,106	1,985
Deferred income taxes	(149)	220
Other operating activities	(413)	(429)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	494	341
Inventories	(150)	(1,713)
Accounts payable	(21)	205
Accrued liabilities	(1,714)	(2,976)
Accrued income taxes	1,387	763
Net cash provided by operating activities	5,434	1,974
Cash flows from investing activities:
Payments for property and equipment	(2,375)	(2,389)
Proceeds from the disposal of property and equipment	50	94
Other investing activities	(111)	426
Net cash used in investing activities	(2,436)	(1,869)
Cash flows from financing activities:
Net change in short-term borrowings	1,763	2,428
Proceeds from issuance of long-term debt	5	4,921
Payments of long-term debt	(545)	(2,057)
Dividends paid	(1,352)	(1,274)
Purchase of Company stock	(1,589)	(2,129)
Other financing activities	(89)	(223)
Net cash provided by (used in) financing activities	(1,807)	1,666
Effect of exchange rates on cash and cash equivalents	376	234
Net increase in cash and cash equivalents	1,567	2,005
Cash and cash equivalents at beginning of year	6,550	7,395
Cash and cash equivalents at end of period	$8,117	$9,400
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart” or the “Company”), and the accompanying notes, included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company’s Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States (“U.S.”) and Canadian operations and December 31 for all other operations.
The Company’s business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different climatic conditions. Historically, the highest sales volume and operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and the lowest sales volume and operating income occur during the fiscal quarter ending April 30.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not impact the Company's operating income or consolidated net income.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from:

•	insurance companies resulting from pharmacy sales;

•	banks for customer credit cards, debit cards and electronic bank transfers that take in excess of seven days to process;

•	suppliers for marketing or incentive programs;

•	consumer financing programs in certain international operations; and

•	real estate transactions.
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The balance of the receivables from consumer credit products was $920 million, net of a reserve for doubtful accounts of $111 million at April 30, 2012, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $63 million at January 31, 2012. These balances are included in receivables, net, on the Company’s Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s inventories are valued based on the weighted-average cost using the LIFO method. The Walmart International segment’s inventories are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At April 30, 2012 and January 31, 2012, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three months ended April 30, 2012 and 2011. The adoption of these ASU’s did not impact the Company’s net income, financial position or cash flows.
In 2011, the FASB issued ASU 2011-04 to clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. The Company adopted ASU 2011-04 effective February 1, 2012. In connection with the adoption, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio, consistent with how the Company previously had been measuring credit risk for these instruments. The adoption of ASU 2011-04 did not impact the Company’s net income, financial position or cash flows.
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company had approximately 0.1 million and 4 million stock options outstanding at April 30, 2012 and 2011, respectively, which were not included in the diluted income per common share from continuing operations attributable to Walmart calculation because their effect would be antidilutive.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended
	April 30,
(Amounts in millions, except per share data)	2012	2011
Numerator
Income from continuing operations	$3,894	$3,578
Less consolidated net income attributable to noncontrolling interest	(152)	(151)
Income from continuing operations attributable to Walmart	$3,742	$3,427

Denominator
Weighted-average common shares outstanding, basic	3,409	3,497
Dilutive impact of stock options and other share-based awards	16	16
Weighted-average common shares outstanding, diluted	3,425	3,513

Income per common share from continuing operations attributable to Walmart
Basic	$1.10	$0.98
Diluted	1.09	0.98
Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of accumulated other comprehensive income (loss) for the three months ended April 30, 2012:

(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2012	$(806)	$(7)	$(597)	$(1,410)
Other comprehensive income (loss)	1,003	(63)	7	947
Balances as of April 30, 2012	$197	$(70)	$(590)	$(463)
Amounts included in accumulated other comprehensive income (loss) are recorded net of their related income tax effects. The Company’s unrealized net gains and losses on net investment hedges, included in the currency translation and other account of accumulated other comprehensive income (loss), were not significant as of April 30, 2012 and January 31, 2012.

Note 4. Fair Value Measurements
The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an ordinary transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:

•	Level 1 - Observable inputs such as quoted prices in active markets;

•	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2012 and January 31, 2012, the notional amounts and fair values of these derivatives are as follows:

	April 30, 2012		January 31, 2012
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,445	$151	$3,945	$183
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	280	1,250	316
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,947	(70)	2,884	(3)
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,214	(13)	1,270	(16)
Receive floating-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	2,350	—	—	—
Total	$11,206	$348	$9,349	$480
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2012, or for the year ended January 31, 2012.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term debt at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company’s long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company’s long-term debt as of April 30, 2012 and January 31, 2012 are as follows:

	April 30, 2012		January 31, 2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,465	$51,788	$46,045	$53,043

Note 5. Derivative Financial Instruments
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
The Company only enters into derivative transactions with counterparties rated “A-” or better by nationally recognized credit rating agencies. The Company regularly monitors the credit ratings of these counterparties. In connection with various derivative agreements, the Company held cash collateral from counterparties of $374 million and $387 million at April 30, 2012 and January 31, 2012, respectively. The Company’s policy is to record cash collateral exclusive of any derivative asset. Any collateral holdings are reflected in the Company’s accrued liabilities as amounts due to the counterparties. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company’s net derivative liability position exceeds $150 million with any counterparty. The Company has no outstanding collateral postings; in the event of providing cash collateral, the Company would record the posting as a receivable exclusive of any derivative liability.
When the Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is recorded using hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings during the period. The Company’s net investment and cash flow instruments are highly effective hedges and the ineffective portion has not been, and is not expected to be, significant. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
Fair Value Instruments
The Company is a party to receive fixed-rate, pay floating-rate interest rate swaps to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments were assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items and, accordingly, have no net impact on the Company’s Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2013 to May 2014.
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that hedge its net investments, as well as its currency exchange rate fluctuation exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.
The Company has outstanding debt of approximately £3 billion as of April 30, 2012 and January 31, 2012, that is designated as a hedge of the Company’s net investment in the United Kingdom. The Company also has outstanding debt of approximately ¥275 billion as of April 30, 2012 and January 31, 2012, that is designated as a hedge of the Company’s net investment in Japan. Any translation of non-U.S. denominated debt is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from January 2013 to January 2039.

Cash Flow Instruments
The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the Company’s variable-rate debt, converting the floating-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign-currency denominated liabilities that are remeasured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the derivative’s cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that remeasurement and the adjustment to earnings for the period’s allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from September 2029 to March 2034.
The Company also uses forward starting receive floating-rate, pay fixed-rate interest rate swaps to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for U.S.-denominated 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps. These cash flow instruments hedge forecasted interest payments over a maximum period of 32 years. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur or no later than October 31, 2014, if the hedged forecasted debt issuances do not occur.
Financial Statement Presentation
Hedging instruments with an unrealized gain are recorded in the Company’s Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.
As of April 30, 2012 and January 31, 2012, the Company’s hedging instruments were classified as follows in the Company’s Condensed Consolidated Balance Sheets:

	April 30, 2012			January 31, 2012
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Prepaid expenses and other	$10	$—	$—	$2	$—	$—
Other assets and deferred charges	141	280	113	181	316	91
Asset subtotals	$151	$280	$113	$183	$316	$91

Long-term debt due within one year (hedged item)	$10	$—	$—	$2	$—	$—
Long-term debt (hedged item)	141	—	—	181	—	—
Deferred income taxes and other	—	—	196	—	—	110
Liability subtotals	$151	$—	$196	$183	$—	$110
Gains and losses related to the Company’s derivatives primarily relate to interest rate hedges, which are included in interest, net, in the Company’s Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive income (loss) to net income during the three months ended April 30, 2012 and 2011, as well as the amounts expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 6. Share Repurchases
From time to time, the Company has repurchased shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2012, authorization for $9.7 billion of additional share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the three months ended April 30, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Three months ended April 30, 2012	26.3	$60.43	$1,588.6
Three months ended April 30, 2011	39.3	$54.11	$2,128.8
Note 7. Common Stock Dividends
On March 1, 2012, the Board of Directors approved an increase in the annual dividend for fiscal 2013 to $1.59 per share, an increase of approximately 9% over the $1.46 per share dividend paid in fiscal 2012. For fiscal 2013, the annual dividend will be paid in four quarterly installments of $0.3975 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2012	April 4, 2012
May 11, 2012	June 4, 2012
August 10, 2012	September 4, 2012
December 7, 2012	January 2, 2013
The dividend installment payable on April 4, 2012 was paid as scheduled.

Note 8. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s Condensed Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. Unless stated otherwise, the matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company’s financial condition or results of operations.
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
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the district court, the class included “[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.” The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs’ attorneys filed an amended complaint proposing a class of current and former female associates at the Company’s California retail facilities, and the Company filed a Motion to Dismiss on January 13, 2012. On October 28, 2011, the plaintiffs’ attorneys filed a complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates at the Company’s Texas retail facilities, and the Company filed a Motion to Dismiss on March 5, 2012. While management cannot predict the ultimate outcome of these matters, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

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
FCPA Investigation and Related Matters
The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, which is composed solely of independent directors, is conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other alleged crimes or misconduct in connection with foreign subsidiaries including Wal-Mart de México, S.A.B. de C.V. (“Walmex”) and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters. The Company is also conducting a voluntary global review of its policies, practices and internal controls for FCPA compliance. The Company is engaged in strengthening its global anti-corruption compliance programs through appropriate remedial anti-corruption measures. In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”).
The Company has been informed by the DOJ and the SEC that it is also the subject of their respective investigations into possible violations of the FCPA. The Company is cooperating with the investigations by the DOJ and the SEC. A number of federal and local government agencies in Mexico have also recently initiated investigations of these matters. Walmex is cooperating with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation have recently been filed by several of the Company’s shareholders against it, its current directors, certain of its former directors, certain of its current and former officers and certain of Walmex’s current and former officers.
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the ongoing government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict accurately at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigation and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting its internal investigation and review, and it cannot predict at this time the ultimate amount of all such costs. These matters may require the involvement of certain members of the Company’s senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company may also see ongoing media and governmental interest in these matters that could impact the perception among certain audiences of its role as a corporate citizen.
The Company is in the early stages of assessing and responding to the governmental investigations and the shareholder lawsuits and its internal investigation and review are on-going. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 9. Acquisitions
Certain acquisitions in process during fiscal 2013 are as follows:
Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, which operates in China under the Trust-Mart banner. The Company paid $264 million for its initial 35% interest and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provides the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. Pursuant to the Share Purchase Agreement, the Company was committed to purchase the remaining interest in BCL. The Company expects to complete its acquisition of the remaining equity interest in BCL in the second quarter of fiscal 2013.
Certain acquisitions completed during fiscal 2012 are as follows:
Massmart Holdings Limited (“Massmart”): In June 2011, the Company completed a tender offer for approximately 51% ownership in Massmart, a South African retailer with approximately 290 stores throughout sub-Saharan Africa. The purchase price for approximately 51% of Massmart was approximately ZAR 16.9 billion ($2.5 billion). The assets acquired were approximately $6.4 billion, including approximately $3.5 billion in goodwill; liabilities assumed were approximately $1.9 billion; and the non-controlling interest was approximately $2.0 billion. The Company began consolidating Massmart’s results in its fiscal 2012 third quarter reporting period. As of April 30, 2012, the allocation of the Massmart purchase price to the fair value of certain assets acquired and liabilities assumed is preliminary.
Netto Food Stores Limited (“Netto”): In April 2011, the Company completed the regulatory approved acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom. The Company has converted the majority of these stores to the ASDA brand. The final purchase price for the acquisition was approximately £750 million ($1.2 billion). The assets acquired were approximately $1.3 billion, including approximately $748 million in goodwill, and liabilities assumed were approximately $103 million.

Note 10. Segments
The Company is engaged in the operations of retail stores located in the U.S., 12 countries in Africa, Argentina, Brazil, Canada, 5 countries in Central America, Chile, China, India, Japan, Mexico, and the United Kingdom. The Company’s operations are conducted in three segments: Walmart U.S., Walmart International, and Sam’s Club. The Company defines its segments as those business units whose operating results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenue for each of these individual products and services.
The Walmart U.S. segment includes the Company’s mass merchant concept in the United States operating under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States, including various websites. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. Corporate overhead and other items not allocated to any of the Company’s segments are included in the caption “Other unallocated.”
The Company measures the results of its segments using, among other measures, each segment’s net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by its CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period’s presentation.
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2012	2011
Net sales:
Walmart U.S.	$66,341	$62,669
Walmart International	32,077	27,905
Sam’s Club	13,854	12,841
Net sales	$112,272	$103,415
Operating income by segment and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2012	2011
Segment operating income:
Walmart U.S.	$5,033	$4,657
Walmart International	1,319	1,088
Sam’s Club	490	455
Other unallocated	(455)	(304)
Operating income	6,387	5,896
Interest, net	(535)	(518)
Income from continuing operations before income taxes	$5,852	$5,378

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. (“Walmart,” the “Company” or “we”) operates retail stores in various formats around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices (“EDLP”), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam’s Club is to provide exceptional value on brand name and private label merchandise at “members only” prices for both business and personal use. Internationally, we operate with similar philosophies.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess our performance. Additionally, the discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.
This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2012, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2012, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2012, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the year ended January 31, 2012.
Our fiscal year ends on January 31 for our United States (“U.S.”) and Canadian operations and on December 31 for all other operations.
Currently, our operations consist of three reportable business segments: Walmart U.S., Walmart International, and Sam’s Club. The Walmart U.S. segment includes the Company’s mass merchant concept in the U.S., operating under the “Walmart” or “Wal-Mart” brand, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the U.S., including various websites. The Sam’s Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com.
Our business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different climatic conditions. Historically, the highest sales volume and operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and the lowest sales volume and operating income occur during the fiscal quarter ending April 30.
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts representing “Other unallocated” in the leverage discussion of the Company’s performance metrics include unallocated corporate overhead and other items.
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding period in the prior year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions, as well as sales initiated online. Changes in format continue to be excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
In discussing our operating results, we sometimes refer to the impact of changes in currency exchange rates that we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year’s currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, we are referring to our operating results without the impact of the currency exchange rate fluctuations and without the impact of acquisitions until the acquisitions are included in both comparable periods. The disclosure of constant currency amounts or results, excluding the effect of acquisitions, permits investors to understand better our underlying performance without the effects of currency exchange rate fluctuations or acquisitions.
We made certain reclassifications to prior period amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not impact the Company's operating income or consolidated net income. Additionally, certain segment asset and expense allocations have been reclassified among segments in the current period.
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
Growth
Net Sales

	Three Months Ended April 30,
	2012			2011
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$66,341	59.1%	5.9%	$62,669	60.6%
Walmart International	32,077	28.6%	15.0%	27,905	27.0%
Sam’s Club	13,854	12.3%	7.9%	12,841	12.4%
Net sales	$112,272	100.0%	8.6%	$103,415	100.0%

Our consolidated net sales increased 8.6% for the three months ended April 30, 2012, when compared to the three months ended April 30, 2011. The increase in net sales is primarily a result of growth in retail square feet of 5.3%, sales from acquisitions of $1.9 billion and positive comparable store and club sales. The extra day from leap year during the three months ended April 30, 2012, also added approximately 100 basis points to net sales. These increases were partially offset by $800 million of negative impact from fluctuations in currency exchange rates.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a measure which indicates the performance of our existing U.S. stores and clubs by measuring the growth in sales for such stores and clubs for a particular period over the corresponding period in the previous fiscal year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three months ended April 30, 2012 and 2011, are as follows:

	Three Months Ended April 30,
	2012	2011	2012	2011
	With Fuel		Fuel Impact
Walmart U.S.	4.2%	(0.9)%	0.0%	0.0%
Sam’s Club	7.5%	8.8%	0.8%	4.4%
Total U.S.	4.8%	0.7%	0.2%	0.8%

Leverage
Operating Income

	Three Months Ended April 30,
	2012			2011
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,033	78.7%	8.1%	$4,657	79.0%
Walmart International	1,319	20.7%	21.2%	1,088	18.5%
Sam’s Club	490	7.7%	7.7%	455	7.7%
Other unallocated	(455)	(7.1)%	49.7%	(304)	(5.2)%
Total operating income	$6,387	100.0%	8.3%	$5,896	100.0%
We believe comparing the growth of our operating expenses to the growth of our net sales and comparing the growth of our operating income to the growth of our net sales are meaningful measures as they indicate how effectively we manage costs and leverage operating expenses. Our objective is to grow operating expenses at a slower rate than net sales and to grow operating income at a faster rate than net sales. On occasion, we may make strategic growth investments that may, at times, cause our operating expenses to grow at a faster rate than net sales and that may result in our operating income growing at a slower rate than net sales.
Operating Expenses
For the three months ended April 30, 2012, operating expenses increased 6.6% when compared to the same period in the previous year, while net sales increased 8.6% over the same period. Operating expenses increased due to acquisitions, additional associate incentive payments and continued investment in our Global eCommerce initiatives. For the three months ended April 30, 2012, we leveraged operating expenses.
Operating Income
Our operating income grew by 8.3% for the three months ended April 30, 2012, when compared to the same period in the previous year, while net sales increased by 8.6% when compared to the same period in the previous year. Although operating income increased in the current period, we did not meet our objective of growing operating income at a faster rate than net sales primarily because we experienced a decline in our gross profit, as a percentage of net sales (“gross profit rate”). Our gross profit rate declined due to price investment as we are reinvesting expense savings back into prices for our customers and not passing on the full impact of cost inflation. This price investment strategy gradually reduces what our customers pay and, accordingly, causes our gross margin rate to decline. Additionally, operating income for the three months ended April 30, 2012 was negatively impacted by $50 million due to fluctuations in currency exchange rates. Volatility in currency exchange rates may continue to impact the Company’s operating income in the future.
Returns
Return on Investment
Management believes return on investment (“ROI”) is a meaningful metric to share with investors, because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 18.1% and 18.5% for the trailing 12-month periods ended April 30, 2012 and 2011, respectively. ROI was negatively impacted by capital expenditures and acquisition-related activities, partially offset by positive currency exchange rate fluctuations.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the fiscal year or trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets of continuing operations, plus average accumulated depreciation and average amortization less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing twelve months multiplied by a factor of eight.
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
The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended April 30,
(Dollar amounts in millions)	2012	2011
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,049	$25,701
+ Interest income	157	194
+ Depreciation and amortization	8,251	7,762
+ Rent	2,515	2,002
= Adjusted operating income	$37,972	$35,659

Denominator
Average total assets of continuing operations (1)	$191,569	$180,016
+ Average accumulated depreciation and amortization (1)	49,761	45,641
- Average accounts payable (1)	35,775	32,927
- Average accrued liabilities (1)	16,300	15,790
+ Rent x 8	20,120	16,016
= Average invested capital	$209,375	$192,956
Return on investment (ROI)	18.1%	18.5%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,770	$16,093
Denominator
Average total assets of continuing operations (1)	$191,569	$180,016
Return on assets (ROA)	8.8%	8.9%

	As of April 30,
	2012	2011	2010
Certain Balance Sheet Data
Total assets of continuing operations (2)	$197,020	$186,117	$173,914
Accumulated depreciation and amortization	50,835	48,686	42,596
Accounts payable	37,068	34,481	31,372
Accrued liabilities	16,637	15,962	15,617

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2) Total assets of continuing operations as of April 30, 2012, 2011 and 2010 in the table above exclude assets of discontinued operations that are reflected in the Company’s Condensed Consolidated Balance Sheets of $80 million, $108 million and $129 million, respectively.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $3.1 billion compared to negative $415 million for the three months ended April 30, 2012 and 2011, respectively. The increase in free cash flow was primarily due to improvement in inventory management, timing related to associate incentive payments and strong operating performance.
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
Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures as the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our entire statement of cash flows.
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
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities.

	Three Months Ended April 30,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$5,434	$1,974
Payments for property and equipment	(2,375)	(2,389)
Free cash flow	$3,059	$(415)

Net cash used in investing activities (1)	$(2,436)	$(1,869)
Net cash provided by (used in) financing activities	$(1,807)	$1,666
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
The following discussion of our results of operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.
Consolidated Results of Operations
Three months ended April 30, 2012 and 2011

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2012	2011
Net sales	$112,272	$103,415
Percentage change from comparable period	8.6%	4.4%
Total U.S. calendar comparable store and club sales increase	4.8%	0.7%
Gross profit rate	24.1%	24.4%
Operating income	$6,387	$5,896
Operating income as a percentage of net sales	5.7%	5.7%
Unit counts	10,231	9,029
Retail square feet	1,041	989
Our consolidated net sales increased 8.6% for the three months ended April 30, 2012, when compared to the three months ended April 30, 2011. The increase in net sales is primarily a result of growth in retail square feet of 5.3%, sales from acquisitions of $1.9 billion and positive comparable store and club sales. The extra day from leap year during the three months ended April 30, 2012, also added approximately 100 basis points to net sales. These increases were partially offset by $800 million of negative impact from fluctuations in currency exchange rates.
Our gross profit rate for the three months ended April 30, 2012, declined 27 basis points when compared to the same period in the prior year. The Walmart U.S. and Walmart International segments realized a decline in gross profit rate during the three months ended April 30, 2012, primarily due to the impact of price investment and cost inflation, partially offset by a slight improvement in gross profit rate from the Sam’s segment.
Operating expenses, as a percentage of net sales, declined 35 basis points for the three months ended April 30, 2012 when compared to the same period in the previous year. The Company leveraged expenses for the three months ended April 30, 2012.
Our effective income tax rate was 33.5% for the three months ended April 30, 2012 and 2011, which is consistent with our previously provided annual guidance of 32.5% to 33.5%. Our effective income tax may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.9 billion and $3.6 billion of income from continuing operations for the three months ended April 30, 2012 and 2011, respectively.

Walmart U.S. Segment
Three months ended April 30, 2012 and 2011

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2012	2011
Net sales	$66,341	$62,669
Percentage change from comparable period	5.9%	0.6%
Calendar comparable store sales increase (decrease)	4.2%	(0.9)%
Operating income	$5,033	$4,657
Operating income as a percentage of net sales	7.6%	7.4%
Unit counts	3,886	3,809
Retail square feet	629	618
Net sales for the Walmart U.S. segment increased 5.9% during the three months ended April 30, 2012, when compared to the three months ended April 30, 2011. The increase in net sales was primarily due to a 1.7% increase in year-over-year retail square feet and a 4.2% increase in the three months ended April 30, 2012 comparable store sales due to improved traffic and ticket. The strong sales performance was driven by our price investment strategy and enhanced product assortment.
Gross profit rate declined 24 basis points for the three months ended April 30, 2012 compared to the same period in the prior year. The decline in gross profit rate during the three month period was primarily due to our continued focus on our price investment strategy to lower retail price points on numerous merchandise categories throughout the segment.
Operating expenses, as a percentage of segment net sales, declined 41 basis points during the three months ended April 30, 2012 compared to the same period in the previous year, primarily due to our continued focus on productivity and expense management.

Walmart International Segment
Three months ended April 30, 2012 and 2011

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2012	2011
Net sales	$32,077	$27,905
Percentage change from comparable period	15.0%	11.5%
Operating income	$1,319	$1,088
Operating income as a percentage of net sales	4.1%	3.9%
Unit counts	5,733	4,611
Retail square feet	331	289
Net sales for the Walmart International segment increased 15.0% for the three months ended April 30, 2012, when compared to the three months ended April 30, 2011. The increase in net sales was due to a 14.4% year-over-year growth in retail square feet and strong comparable sales in most countries. In addition, the fiscal 2012 acquisitions accounted for $1.9 billion of the net sales increase. The increases in net sales were partially offset by $800 million of negative impact from fluctuations in currency exchange rates. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.
Gross profit rate decreased 32 basis points for the three months ended April 30, 2012, when compared to the same period in the previous year. The decline is primarily a result of acquisitions completed in fiscal 2012 being included in the current period’s results and not in the results of the same period in the previous year.
Operating expenses, as a percentage of segment net sales, decreased 84 basis points for the three months ended April 30, 2012 compared to the same period in the previous year. Walmart International leveraged its expenses for the three months ended April 30, 2012 as a result of the increase in sales and improved productivity.

Sam’s Club Segment
Three months ended April 30, 2012 and 2011
We believe the information in the following table under the caption “Excluding Fuel” is useful to investors because it permits investors to understand the effect of the Sam’s Club segment’s fuel sales, which are impacted by the volatility of fuel prices.

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2012	2011
Including Fuel
Net sales	$13,854	$12,841
Percentage change from comparable period	7.9%	9.4%
Calendar comparable club sales increase	7.5%	8.8%
Operating income	$490	$455
Operating income as a percentage of net sales	3.5%	3.5%
Unit counts	612	609
Retail square feet	81	81

Excluding Fuel
Net sales	$12,093	$11,292
Percentage change from comparable period	7.1%	4.9%
Calendar comparable club sales increase	6.7%	4.4%
Operating income	$488	$453
Operating income as a percentage of net sales	4.0%	4.0%
Net sales for the Sam’s Club segment increased 7.9% for the three months ended April 30, 2012, when compared to the three months ended April 30, 2011. The increase in net sales was primarily due to a 7.5% increase in comparable club sales due to increased traffic and ticket, the impact of inflation and the addition of leap day, as well as higher fuel sales driven by increased fuel prices and gallons sold. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.
Gross profit rate increased 8 basis points for the three months ended April 30, 2012 compared to the same period in the previous year. The increase was driven by a favorable impact from product mix, although that impact was partially offset by continued investment in price.
Operating expenses, as a percentage of segment net sales, remained flat for the three months ended April 30, 2012 when compared to the same period in the previous year, as wages increased at a slower rate than net sales, but slower wage growth was offset by increases in associate incentive payments and advertising expenses.

Liquidity and Capital Resources
Liquidity
Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global expansion activities. Generally, some or all of the remaining free cash flow, if any, funds all or part of the dividends on our common stock and share repurchases.

	Three Months Ended April 30,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$5,434	$1,974
Payments for property and equipment	(2,375)	(2,389)
Free cash flow	$3,059	$(415)

Net cash used in investing activities (1)	$(2,436)	$(1,869)
Net cash provided by (used in) financing activities	$(1,807)	$1,666
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Cash flows provided by operating activities were $5.4 billion and $2.0 billion for the three months ended April 30, 2012 and 2011, respectively. The increase in cash flows provided by operating activities was primarily due to improvement in inventory management, timing related to associate incentive payments and strong operating performance.
Cash Equivalents and Working Capital
Cash and cash equivalents were $8.1 billion and $9.4 billion at April 30, 2012 and 2011, respectively. Our working capital deficits were $11.7 billion and $6.1 billion at April 30, 2012 and 2011, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.
We employ financing strategies in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to permanently reinvest the cash in our foreign operations. Were our intention to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of April 30, 2012 and January 31, 2012, approximately $737 million and $768 million, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.
Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $2.4 billion during the three months ended April 30, 2012 and 2011. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We continue to expect these capital expenditures for property and equipment in the fiscal year ending January 31, 2013 to range between $13.0 billion and $14.0 billion.

Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.
Short-Term Borrowings
Short-term borrowings increased by $1.8 billion during the three months ended April 30, 2012, compared to an increase of $2.4 billion during the three months ended April 30, 2011. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes on an as-needed basis. We utilized the favorable interest rates available on our commercial paper and increased our short-term borrowings during the three months ended April 30, 2012.
Long-Term Debt
We did not issue long-term debt during the three months ended April 30, 2012, due in part to our our strong free cash flow of $3.1 billion in the first quarter of fiscal 2013. Proceeds from the issuance of long-term debt during the three months ended April 30, 2011 were $4.9 billion, which were used to pay down or refinance existing debt and for other general corporate purposes.
Dividends
On March 1, 2012, the Board of Directors approved an increase in the annual dividend for fiscal 2013 to $1.59 per share, an increase of approximately 9% over the $1.46 per share dividend paid in fiscal 2012. For fiscal 2013, the annual dividend will be paid in four quarterly installments of $0.3975 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2012	April 4, 2012
May 11, 2012	June 4, 2012
August 10, 2012	September 4, 2012
December 7, 2012	January 2, 2013
The dividend installment payable on April 4, 2012 was paid as scheduled.
Company Share Repurchase Program
From time to time, the Company has repurchased shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restriction limiting the period over which the Company can make share repurchases. At April 30, 2012, authorization for $9.7 billion of additional share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute the share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the three months ended April 30, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Three months ended April 30, 2012	26.3	$60.43	$1,588.6
Three months ended April 30, 2011	39.3	$54.11	$2,128.8

Capital Resources
Management believes cash flows from continuing operations and proceeds from the issuance of short-term borrowings will be sufficient to finance seasonal buildups in merchandise inventories and meet other cash requirements. If our operating cash flows are not sufficient to pay dividends and to fund our capital expenditures, we anticipate funding any shortfall in these expenditures with a combination of short-term borrowings and long-term debt. We plan to refinance existing long-term debt obligations as they mature and may desire to obtain additional long-term financing for other corporate purposes.
Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At April 30, 2012, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor’s	A-1+	AA
Moody’s Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
DBRS Limited	R-1(middle)	AA
In the event that the ratings of our commercial paper or any rated series of our outstanding long-term debt issues were lowered or withdrawn for any reason or if the ratings assigned to any new issue of our long-term debt securities were lower than those noted above, our ability to access the debt markets would be adversely affected. In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt (i.e., the rate of interest on any such indebtedness) would be higher than our cost of funds had the ratings of those new issues been at or above the level of the ratings noted above. The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At April 30, 2012 and 2011, the ratio of our debt-to-total capitalization was 44.2% and 46.1%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. Our improved leverage position is the result of a reduction in funded debt and an increase in shareholders’ equity.

Other Matters
We discuss our existing FCPA investigation and related matters in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our Condensed Consolidated Financial Statements, which is captioned “Contingencies,” under the sub-caption “FCPA Investigation and Related Matters.” We also discuss various legal proceedings related to the FCPA investigation in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1. Legal Proceedings,” under the sub-caption “II. Certain Other Proceedings.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2012 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2012.
The information concerning market risk under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 and 17 of the Annual Report to Shareholders for the fiscal year ended January 31, 2012 that is Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. We have been implementing a new financial system in stages and, to date, have completed implementations in Argentina, Canada, Japan, Mexico, the United Kingdom and the United States. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting.
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
Except for the ongoing system implementations noted above, there has been no change in the Company’s internal control over financial reporting as of April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our Condensed Consolidated Financial Statements, which is captioned “Contingencies,” under the sub-caption “Legal Proceedings,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed. In each lawsuit’s name, the letters “WM” refer to Wal-Mart Stores, Inc.
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
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several recently-filed lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in the New York Times on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants’ conduct affected the value of such stock. In addition, eleven derivative complaints were filed in April and May 2012, in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. While management cannot predict the outcome of these matters, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Middle Dist. of TN, Nashville, TN, 5/7/12.
Derivative Lawsuits: Klein v. Walton, et al., Delaware Ct. of Chancery, Wilmington, DE, 4/25/12; Cottrell v. Duke, et al., USDC, Western Dist. of AR, Texarkana, AR, 4/25/12; Emory v. Duke, et al., Circuit Ct. of Lonoke County, Lonoke, AR, 4/26/12; Louisiana Municipal Police Employees Retirement System v. Scott, et al., USDC, Western Dist. of AR, Texarkana, AR, 4/27/12; Cohen v. Alvarez, et al., Delaware Ct. of Chancery, Wilmington, DE, 4/27/12; Tuberville v. Duke, et al., USDC, Western Dist. of AR, Texarkana, AR, 4/30/12; Gerber v. Alvarez, et al., Delaware Ct. of Chancery, Wilmington, DE, 5/1/12; Lomax v. Walton, et al., USDC, Western Dist. of AR, Texarkana, AR, 5/1/12; Brazin/Pinsly v. Walton, et al., Delaware Ct. of Chancery, Wilmington, DE, 5/2/12; California State Teachers’ Retirement System v. Alvarez, et al., Delaware Ct. of Chancery, Wilmington, DE, 5/3/12; Cottrell v. Duke, et al., USDC, Western Dist. of AR, Texarkana, AR, 5/4/12; Austin v. Walton, et. al,, Circuit Ct. of Pope County, Clarksville, AR, 5/17/12.

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
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
In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response, implemented mitigation measures, and continues to monitor and provide the required maintenance to the mitigation area. On March 22, 2012, Wal-Mart Puerto Rico presented documentation demonstrating compliance to the USACE. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.
On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (the “Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleged that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. As reported previously, the Company has resolved these issues with the Department. However, the EPA also has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are now conducting investigations. The Company is cooperating with these authorities. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.
In March 2011, the Office of the District Attorney for Riverside County, California, notified the Company that it had initiated an investigation of whether third party contractors hired by the Company had violated California laws regarding the disposal of construction materials at a local landfill. The Company received notice in a letter dated April 24, 2012, that the District Attorney’s office has decided not to pursue any further action with regard to this matter.
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
In July 2011, the Environmental Patrol and the Environmental Department for Bento Goncalves Municipality, Brazil, notified WMS Supermercados do Brasil Ltda that they are investigating alleged soil contamination involving a leaking subsoil oil duct at a store site. To resolve this, the Environmental Department for the municipality proposed a plan which includes a penalty of R$168,570 (approximately $93,000) or an agreement to donate certain items and services to the City in lieu of the penalty. The Environmental Department is also investigating alleged soil contamination from wastewater at the same store. WMS Supermercados do Brasil Ltda is cooperating with the agencies. While management cannot predict the ultimate outcome of this matter, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2012, could materially and adversely affect Wal-Mart Stores, Inc.’s (the “Company” or “our” or “we”) business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 2, 2011. On April 30, 2012, that share repurchase program had approximately $9.7 billion of remaining authorization for share repurchase. The program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the newly authorized program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program was as follows during the three months ended April 30, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-29, 2012	6,003,018	$60.94	6,003,018	$11.0
March 1-31, 2012	10,655,971	60.09	10,655,971	10.3
April 1-30, 2012	9,630,682	60.48	9,630,682	9.7
Total	26,289,671		26,289,671

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) a statement in Note 5 to Walmart’s condensed consolidated financial statements as of and for the quarter ended April 30, 2012 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party; a statement in Note 6 to those condensed consolidated financial statements regarding management’s expectations as to factors to be considered in repurchasing shares under a share repurchase program; a statement in Note 7 to those condensed consolidated financial statements regarding the payment of dividends in the remainder of fiscal year 2013; statements in Note 8 to those condensed consolidated financial statements regarding the possible outcome of, and future effect on Walmart’s financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart’s business of, certain other matters to which Walmart is subject, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; statements in Note 9 to those condensed consolidated financial statements concerning final regulatory approval of and consummation of a transaction relating to BCL; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption “Company Performance Metrics-Leverage-Operating Income” relating to the possible continuing impact of volatility in currency exchange rates on Walmart’s operating income; statements under the caption “Results of Operations-Consolidated Results of Operations” regarding the forecasted full year effective income tax rate for Walmart’s fiscal year 2013, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption “Results of Operations-Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the net sales of Walmart International; a statement under the caption “Results of Operations-Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam’s Club segment; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2013; statements under the caption “Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital” regarding Walmart’s intent with respect to its permanent reinvestment of certain cash in its foreign operations and its ability to repatriate certain amounts of cash to the United States; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid” regarding the payment of dividends in the remainder of fiscal 2013; and statements under the caption “Liquidity and Capital Resources-Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to do so, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new financial system may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. Legal Proceedings regarding the outcome and future effect on Walmart’s financial condition and results of operations of certain legal proceedings and other matters to which Walmart is a party, as well as other statements about Walmart’s future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words “anticipate,” “believe,” “considers,” “continue to expect,” “could be,” “expect,” “expects,” “is not expected,” “may be,” “may become,” “may continue,” “may result,” “objective,” “plan,” “will be paid,” “will continue,” “will depend,” “will have,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart’s business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart’s business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart’s supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart’s markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; adoption of or changes in tax and other laws and regulations that affect Walmart’s business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2012. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively to the Registration Statement on Form S-3 of the Company ((File Number 333-178385), in the files therein relating to the Company, whose SEC file number is No. 1-6991).

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

WAL-MART STORES, INC.

Date: June 1, 2012	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2012	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 1, 2012	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively to the Registration Statement on Form S-3 of the Company ((File Number 333-178385), in the files therein relating to the Company, whose SEC file number is No. 1-6991).

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