Form 10-Q
period 2012-07-31
WAL MART STORES INC
filed 2012-09-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2012.
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
Common Stock, $0.10 Par Value – 3,361,444,307 shares as of August 31, 2012.

Wal-Mart Stores, Inc.
Form 10-Q
For the Three and Six Months Ended July 31, 2012 and 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Revenues:
Net sales	$113,534	$108,638	$225,806	$212,053
Membership and other income	762	728	1,508	1,502
Total revenues	114,296	109,366	227,314	213,555
Costs and expenses:
Cost of sales	85,657	81,770	170,843	159,947
Operating, selling, general and administrative expenses	21,941	21,213	43,386	41,329
Operating income	6,698	6,383	13,085	12,279
Interest:
Debt	487	525	990	1,016
Capital leases	68	75	138	146
Interest income	(50)	(22)	(88)	(66)
Interest, net	505	578	1,040	1,096
Income from continuing operations before income taxes	6,193	5,805	12,045	11,183
Provision for income taxes	2,032	1,868	3,990	3,668
Income from continuing operations	4,161	3,937	8,055	7,515
Loss from discontinued operations, net of income taxes	—	—	—	(28)
Consolidated net income	4,161	3,937	8,055	7,487
Less consolidated net income attributable to noncontrolling interest	(145)	(136)	(297)	(287)
Consolidated net income attributable to Walmart	$4,016	$3,801	$7,758	$7,200

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.19	$1.09	$2.28	$2.07
Basic loss per common share from discontinued operations attributable to Walmart	—	—	—	—
Basic net income per common share attributable to Walmart	$1.19	$1.09	$2.28	$2.07

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.18	$1.09	$2.27	$2.06
Diluted loss per common share from discontinued operations attributable to Walmart	—	—	—	—
Diluted net income per common share attributable to Walmart	$1.18	$1.09	$2.27	$2.06

Weighted-average common shares outstanding:
Basic	3,384	3,472	3,396	3,486
Diluted	3,398	3,485	3,411	3,501
Dividends declared per common share	$—	$—	$1.59	$1.46
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions)	2012	2011	2012	2011
Consolidated net income	$4,161	$3,937	$8,055	$7,487
Less consolidated net income attributable to noncontrolling interest	(129)	(124)	(272)	(258)
Less consolidated net income attributable to redeemable noncontrolling interest	(16)	(12)	(25)	(29)
Consolidated net income attributable to Walmart	4,016	3,801	7,758	7,200

Other comprehensive income, net of income taxes
Currency translation	(1,116)	405	356	900
Derivatives	(322)	65	(385)	(113)
Pension	(3)	—	4	—
Other comprehensive income, net of income taxes	(1,441)	470	(25)	787
Less other comprehensive income attributable to noncontrolling interest	357	(41)	(74)	(143)
Less other comprehensive income attributable to redeemable noncontrolling interest	16	(21)	(22)	(4)
Other comprehensive income attributable to Walmart	(1,068)	408	(121)	640

Comprehensive income, net of income taxes	2,720	4,407	8,030	8,274
Less comprehensive income attributable to noncontrolling interest	228	(165)	(346)	(401)
Less comprehensive income attributable to redeemable noncontrolling interest	—	(33)	(47)	(33)
Comprehensive income attributable to Walmart	$2,948	$4,209	$7,637	$7,840
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2012	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,935	$6,550	$8,102
Receivables, net	5,365	5,937	5,265
Inventories	40,558	40,714	38,867
Prepaid expenses and other	2,319	1,685	3,308
Current assets of discontinued operations	82	89	88
Total current assets	56,259	54,975	55,630
Property and equipment:
Property and equipment	159,919	155,002	153,985
Less accumulated depreciation	(48,961)	(45,399)	(45,256)
Property and equipment, net	110,958	109,603	108,729
Property under capital leases:
Property under capital leases	5,859	5,936	6,102
Less accumulated amortization	(3,170)	(3,215)	(3,241)
Property under capital leases, net	2,689	2,721	2,861

Goodwill	20,081	20,651	21,532
Other assets and deferred charges	5,674	5,456	5,120
Total assets	$195,661	$193,406	$193,872

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6,091	$4,047	$6,435
Accounts payable	36,067	36,608	34,917
Dividends payable	2,717	—	2,556
Accrued liabilities	17,753	18,154	17,815
Accrued income taxes	1,308	1,164	898
Long-term debt due within one year	4,029	1,975	1,787
Obligations under capital leases due within one year	326	326	404
Current liabilities of discontinued operations	24	26	28
Total current liabilities	68,315	62,300	64,840

Long-term debt	41,202	44,070	45,238
Long-term obligations under capital leases	2,975	3,009	3,214
Deferred income taxes and other	8,028	7,862	7,304
Redeemable noncontrolling interest	440	404	428

Commitments and contingencies

Equity:
Common stock	338	342	346
Capital in excess of par value	3,739	3,692	3,530
Retained earnings	67,732	68,691	62,779
Accumulated other comprehensive income (loss)	(1,531)	(1,410)	1,286
Total Walmart shareholders’ equity	70,278	71,315	67,941
Noncontrolling interest	4,423	4,446	4,907
Total equity	74,701	75,761	72,848
Total liabilities and equity	$195,661	$193,406	$193,872
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
(Amounts in millions)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2012	3,418	$342	$3,692	$68,691	$(1,410)	$71,315	$4,446	$75,761
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	7,758	—	7,758	272	8,030
Other comprehensive income, net of income taxes (excludes redeemable noncontrolling interest)	—	—	—	—	(121)	(121)	74	(47)
Cash dividends declared ($1.59 per share)	—	—	—	(5,409)	—	(5,409)	—	(5,409)
Purchase of Company stock	(55)	(5)	(146)	(3,306)	—	(3,457)	—	(3,457)
Other	9	1	193	(2)	—	192	(369)	(177)
Balances as of July 31, 2012	3,372	$338	$3,739	$67,732	$(1,531)	$70,278	$4,423	$74,701
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31,
(Amounts in millions)	2012	2011
Cash flows from operating activities:
Consolidated net income	$8,055	$7,487
Loss from discontinued operations, net of income taxes	—	28
Income from continuing operations	8,055	7,515
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,233	4,027
Deferred income taxes	(159)	481
Other operating activities	(404)	(205)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	628	319
Inventories	237	(1,006)
Accounts payable	(685)	(453)
Accrued liabilities	(456)	(1,673)
Accrued income taxes	146	703
Net cash provided by operating activities	11,595	9,708
Cash flows from investing activities:
Payments for property and equipment	(5,522)	(5,671)
Proceeds from the disposal of property and equipment	158	112
Investments and business acquisitions, net of cash acquired	(134)	(3,501)
Other investing activities	(200)	168
Net cash used in investing activities	(5,698)	(8,892)
Cash flows from financing activities:
Net change in short-term borrowings	2,061	5,336
Proceeds from issuance of long-term debt	150	4,949
Payments of long-term debt	(589)	(3,895)
Dividends paid	(2,698)	(2,541)
Purchase of Company stock	(3,429)	(3,540)
Other financing activities	(273)	(515)
Net cash used in financing activities	(4,778)	(206)
Effect of exchange rates on cash and cash equivalents	266	97
Net increase in cash and cash equivalents	1,385	707
Cash and cash equivalents at beginning of year	6,550	7,395
Cash and cash equivalents at end of period	$7,935	$8,102
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries (“Walmart” or the “Company”) and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Therefore, the interim Condensed Consolidated Financial Statements should be read with that Annual Report on Form 10-K.
The Company’s Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States (“U.S.”) and Canadian operations. All other operations are consolidated using a one-month lag, generally based on a calendar year.
The Company’s business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different climatic conditions. Historically, the Company’s highest sales volume and operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and its lowest sales volume and operating income occur during the fiscal quarter ending April 30.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not impact the Company’s operating income or consolidated net income.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $946 million, net of a reserve for doubtful accounts of $113 million at July 31, 2012, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $63 million at January 31, 2012. These balances are included in receivables, net, on the Company’s Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s inventories are valued based on the weighted-average cost using the LIFO method. The Walmart International segment’s inventories are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At July 31, 2012 and January 31, 2012, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Beginning with the quarter ended April 30, 2012, the Company elected to report other comprehensive income and its components in a separate statement of comprehensive income. The adoption of these ASUs did not impact the Company’s net income, financial position or cash flows.
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
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. At July 31, 2012, all stock options outstanding were dilutive and included in the calculation of diluted income per common share from continuing operations attributable to Walmart. At July 31, 2011, the Company had approximately 4 million stock options outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Numerator
Income from continuing operations	$4,161	$3,937	$8,055	$7,515
Less consolidated net income attributable to noncontrolling interest	(145)	(136)	(297)	(287)
Income from continuing operations attributable to Walmart	$4,016	$3,801	$7,758	$7,228

Denominator
Weighted-average common shares outstanding, basic	3,384	3,472	3,396	3,486
Dilutive impact of stock options and other share-based awards	14	13	15	15
Weighted-average common shares outstanding, diluted	3,398	3,485	3,411	3,501

Income per common share from continuing operations attributable to Walmart
Basic	$1.19	$1.09	$2.28	$2.07
Diluted	1.18	1.09	2.27	2.06
Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of accumulated other comprehensive income (loss) for the six months ended July 31, 2012:

(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2012	$(806)	$(7)	$(597)	$(1,410)
Other comprehensive income (loss)	260	(385)	4	(121)
Balances as of July 31, 2012	$(546)	$(392)	$(593)	$(1,531)
Amounts included in accumulated other comprehensive income (loss) are recorded net of their related income tax effects. The Company’s unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of July 31, 2012 and January 31, 2012.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2012 and January 31, 2012, the notional amounts and fair values of these derivatives are as follows:

	July 31, 2012		January 31, 2012
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,445	$122	$3,945	$183
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	334	1,250	316
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,798	(229)	2,884	(3)
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,240	(13)	1,270	(16)
Receive floating-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	5,000	(376)	—	—
Total	$13,733	$(162)	$9,349	$480
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and six months ended July 31, 2012, or for the fiscal year ended January 31, 2012.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company’s long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company’s long-term debt as of July 31, 2012 and January 31, 2012 are as follows:

	July 31, 2012		January 31, 2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,231	$54,183	$46,045	$53,043

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
The Company only enters into derivative transactions with counterparties rated “A-” or better by nationally recognized credit rating agencies. The Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, the Company held cash collateral from counterparties of $300 million and $387 million at July 31, 2012 and January 31, 2012, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company’s net derivative liability position exceeds $150 million with any counterparty. The Company posted cash collateral with counterparties of $71 million and $0 at July 31, 2012 and January 31, 2012, respectively. The Company records cash collateral paid as amounts receivable from the counterparties exclusive of any derivative liability.
The Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks and, accordingly, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is recorded using hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings during the period. The Company’s net investment and cash flow instruments are highly effective hedges and the ineffective portion has not been, and is not expected to be, significant. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
Fair Value Instruments
The Company is a party to receive fixed-rate, pay floating-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments were assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items and, accordingly, have no net impact on the Company’s Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2013 to May 2014.
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments, as well as its currency exchange rate fluctuation exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.
The Company has outstanding debt of approximately £3 billion and ¥275 billion that is designated as hedges of its net investments in the United Kingdom and Japan, respectively, as of July 31, 2012 and January 31, 2012. These non-derivative net investment hedges were classified as follows in the Company’s Condensed Consolidated Balance Sheets:

(Amounts in millions)	July 31, 2012	January 31, 2012
Long-term debt due within one year	$781	$785
Long-term debt	7,439	7,546
Liability subtotals	$8,220	$8,331

The translation of these debt instruments designated as net investment hedges is recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from January 2013 to January 2039.
Cash Flow Instruments
The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps that the Company uses to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the Company’s variable-rate debt, converting the floating-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are remeasured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative’s cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that remeasurement and the adjustment to earnings for the period’s allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from September 2029 to March 2034.
The Company also uses forward starting receive floating-rate, pay fixed-rate interest rate swaps to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for U.S.-denominated 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps. These cash flow instruments hedge forecasted interest payments over a maximum period of 32 years. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur.
Financial Statement Presentation
Derivative instruments with an unrealized gain are recorded in the Company’s Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.
The Company’s derivative instruments, excluding non-derivate debt instruments designated as net investment hedges, were classified as follows in the Company’s Condensed Consolidated Balance Sheets:

	July 31, 2012			January 31, 2012
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Prepaid expenses and other	$80	$—	$—	$2	$—	$—
Other assets and deferred charges	42	334	106	181	316	91
Asset subtotals	$122	$334	$106	$183	$316	$91

Long-term debt due within one year (hedged item)	$80	$—	$—	$2	$—	$—
Long-term debt (hedged item)	42	—	—	181	—	—
Deferred income taxes and other	—	—	724	—	—	110
Liability subtotals	$122	$—	$724	$183	$—	$110
Gains and losses related to the Company’s derivatives primarily relate to interest rate hedges, which are included in interest, net, in the Company’s Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and six months ended July 31, 2012 and 2011, as well as the amounts expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 6. Share Repurchases
From time to time, the Company has repurchased shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2012, authorization for $7.9 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the six months ended July 31, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Six months ended July 31, 2012	54.3	$63.17	$3,428.9
Six months ended July 31, 2011	65.4	$54.11	$3,540.0
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
The dividend installments payable on April 4, 2012, June 4, 2012, and September 4, 2012 were paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Superior Court of Appeals on August 19, 2009. On June 10, 2011, the Superior Court of Appeals issued an opinion upholding the trial court’s certification of the class, the jury’s back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys’ fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company’s Petition. The Company’s opening brief is due to be filed in the Pennsylvania Supreme Court on October 22, 2012. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the district court, the class included “[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.” The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs’ attorneys filed an amended complaint proposing a class of current and former female associates at the Company’s California retail facilities, and the Company filed a Motion to Dismiss on January 13, 2012. On October 28, 2011, the plaintiffs’ attorneys filed a complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates at the Company’s Texas retail facilities, and the Company filed a Motion to Dismiss on March 5, 2012. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the “RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California and the U.S. Environmental Protection Agency subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the

Company’s financial condition or results of operations.
FCPA Investigation and Related Matters
The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, which is composed solely of independent directors, is conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. (“Walmex”), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters. The Company is also conducting a voluntary global review of its policies, practices and internal controls for FCPA compliance. The Company is engaged in strengthening its global anti-corruption compliance programs through appropriate remedial anti-corruption measures. In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”).
The Company has been informed by the DOJ and the SEC that it is also the subject of their respective investigations into possible violations of the FCPA. The Company is cooperating with the investigations by the DOJ and the SEC. A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Walmex is cooperating with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation have been filed by several of the Company’s shareholders against it, certain of its current directors, certain of its former directors, certain of its current and former officers and certain of Walmex’s current and former officers.
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the ongoing government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigation and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting its internal investigation and review. These costs will be expensed as incurred. The Company has incurred expenses of approximately $34 million and $51 million during the three and six months ended July 31, 2012, respectively, related to these matters. These matters may require the involvement of certain members of the Company’s senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company may also see ongoing media and governmental interest in these matters that could impact the perception among certain audiences of its role as a corporate citizen.
The Company’s process of assessing and responding to the governmental investigations and the shareholder lawsuits continues and its internal investigation and review are on-going. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 9. Acquisitions
Certain acquisitions completed during fiscal 2013 and 2012 are as follows:
Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, a retailer in China, for $264 million and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provided the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. During the second quarter of fiscal 2013, the Company completed its acquisition of the remaining equity interest in BCL for an additional payment of approximately $101 million.
Massmart Holdings Limited (“Massmart”): In June 2011, the Company completed a tender offer for approximately 51% ownership in Massmart, a South African retailer with approximately 290 stores throughout sub-Saharan Africa. The final purchase price for the acquisition was ZAR 16.9 billion ($2.5 billion). The assets acquired were $6.9 billion, including $3.1 billion in goodwill; liabilities assumed were $2.4 billion; and the non-controlling interest was $2.0 billion. The Company began consolidating Massmart’s results in its fiscal 2012 third quarter reporting period.
Netto Food Stores Limited (“Netto”): In April 2011, the Company completed the regulatory approved acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom. The Company has converted the majority of these stores to the ASDA brand. The final purchase price for the acquisition was £750 million ($1.2 billion). The assets acquired were $1.3 billion, including $748 million in goodwill, and liabilities assumed were $103 million. The Company began consolidating Netto’s results in its fiscal 2012 second quarter reporting period.

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
The Walmart U.S. segment includes the Company’s mass merchant concept in the United States operating under the “Walmart” or “Wal-Mart” brands, as well as walmart.com. The Walmart International segment consists of the Company’s operations outside of the United States, including various websites. The Sam’s Club segment includes the warehouse membership clubs in the United States, as well as samsclub.com. Other unallocated consists of corporate overhead and other items not allocated to any of the Company’s segments.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2012	2011	2012	2011
Net sales:
Walmart U.S.	$67,357	$64,893	$133,698	$127,562
Walmart International	32,016	30,099	64,093	58,004
Sam’s Club	14,161	13,646	28,015	26,487
Net sales	$113,534	$108,638	$225,806	$212,053
Operating income by segment and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2012	2011	2012	2011
Segment operating income:
Walmart U.S.	$5,251	$4,989	$10,284	$9,646
Walmart International	1,484	1,408	2,803	2,496
Sam’s Club	536	487	1,026	942
Other unallocated	(573)	(501)	(1,028)	(805)
Operating income	6,698	6,383	13,085	12,279
Interest, net	505	578	1,040	1,096
Income from continuing operations before income taxes	$6,193	$5,805	$12,045	$11,183

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
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company’s performance. Additionally, the discussion provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.
This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of July 31, 2012, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2012, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2012, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
Our fiscal year ends on January 31 for our United States (“U.S.”) and Canadian operations. All other operations are consolidated using a one-month lag, generally on a calendar basis.
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
Our business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different climatic conditions. Historically, our highest sales volume and operating income occur in the fiscal quarter ending January 31, which includes the holiday season, and our lowest sales volume and operating income occur during the fiscal quarter ending April 30.
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts representing “Other unallocated” in the leverage discussion of the Company’s performance metrics consist of corporate overhead and other items not allocated to any of the Company’s segments.
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding period in the previous year. Walmart’s definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions, as well as sales initiated online. Changes in format continue to be excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as “same-store” sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
In discussing our operating results, we sometimes refer to the impact of changes in currency exchange rates that we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, we are referring to our operating results without the impact of the currency exchange rate fluctuations and without the impact of acquisitions until the acquisitions are included in both comparable periods. The disclosure of constant currency amounts or results permits investors to understand better our underlying performance without the effects of currency exchange rate fluctuations or acquisitions.
We made certain reclassifications to prior period amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not impact the Company’s operating income or consolidated net income. Additionally, certain prior period segment asset and expense allocations have been reclassified among segments to be comparable with the current period presentation.
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
Growth
Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2012			2011		2012			2011
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$67,357	59.3%	3.8%	$64,893	59.7%	$133,698	59.2%	4.8%	$127,562	60.1%
Walmart International	32,016	28.2%	6.4%	30,099	27.7%	64,093	28.4%	10.5%	58,004	27.4%
Sam’s Club	14,161	12.5%	3.8%	13,646	12.6%	28,015	12.4%	5.8%	26,487	12.5%
Net sales	$113,534	100.0%	4.5%	$108,638	100.0%	$225,806	100.0%	6.5%	$212,053	100.0%

Our consolidated net sales increased 4.5% and 6.5% for the three and six months ended July 31, 2012, respectively, when compared to the three and six months ended July 31, 2011. The increases in net sales were due to 3.2% year-over-year growth in retail square feet and positive comparable store and club sales across the Company. In addition, the fiscal 2012 acquisitions accounted for $1.9 billion and $3.8 billion of the net sales increases during the three and six months ended July 31, 2012, respectively. The increases in net sales were partially offset by $2.2 billion and $3.0 billion of negative impact from fluctuations in currency exchange rates during the three and six months ended July 31, 2012, respectively.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a measure which indicates the performance of our existing U.S. stores and clubs by measuring the growth in sales for such stores and clubs for a particular period over the corresponding period in the previous fiscal year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and six months ended July 31, 2012 and 2011, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.9%	(1.1)%	—%	—%	3.1%	(1.0)%	—%	—%
Sam’s Club	3.2%	9.0%	(0.8)%	4.5%	5.3%	8.9%	—%	4.4%
Total U.S.	2.1%	0.6%	(0.1)%	0.8%	3.4%	0.6%	—%	0.8%

Leverage
Operating Income

	Three Months Ended July 31,					Six Months Ended July 31,
	2012			2011		2012			2011
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,251	78.4%	5.3%	$4,989	78.1%	$10,284	78.7%	6.6%	$9,646	78.6%
Walmart International	1,484	22.2%	5.4%	1,408	22.1%	2,803	21.4%	12.3%	2,496	20.3%
Sam’s Club	536	8.0%	10.1%	487	7.6%	1,026	7.8%	8.9%	942	7.7%
Other unallocated	(573)	(8.6)%	14.4%	(501)	(7.8)%	(1,028)	(7.9)%	27.7%	(805)	(6.6)%
Total operating income	$6,698	100.0%	4.9%	$6,383	100.0%	$13,085	100.0%	6.6%	$12,279	100.0%
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
Operating Expenses
For the three and six months ended July 31, 2012, operating expenses increased 3.4% and 5.0%, respectively, when compared to the same periods in the previous year, while net sales increased 4.5% and 6.5%, respectively, when compared to the same periods in the previous year. Operating expenses increased primarily due to acquisitions, additional associate incentive payments and continued investment in our Global eCommerce initiatives. Additionally, operating expenses included FCPA-related expenses of $34 million and $51 million for the three and six months ended July 31, 2012, respectively. For the three and six months ended July 31, 2012, we met our objective of leveraging operating expenses.
Operating Income
For the three and six months ended July 31, 2012, operating income grew by 4.9% and 6.6%, respectively, when compared to the same periods in the previous year, while net sales increased by 4.5% and 6.5%, respectively, when compared to the same periods in the previous year. Although fluctuations in currency exchange rates negatively impacted operating income by $110 million and $160 million for the three and six months ended July 31, 2012, respectively, we met our objective of growing operating income at a faster rate than net sales for the three and six months ended July 31, 2012.
Returns
Return on Investment
Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 18.1% and 18.4% for the trailing 12-month periods ended July 31, 2012 and 2011, respectively. The decline in ROI is attributable to a reduction of our average working capital deficit, timing of capital expenditures and the impact of acquisitions.
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
The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Dollar amounts in millions)	2012	2011
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,364	$25,894
+ Interest income	185	159
+ Depreciation and amortization	8,336	7,920
+ Rent	2,570	2,110
= Adjusted operating income	$38,455	$36,083

Denominator
Average total assets of continuing operations (1)	$194,682	$185,299
+ Average accumulated depreciation and amortization (1)	50,314	46,263
- Average accounts payable (1)	35,492	34,435
- Average accrued liabilities (1)	17,784	17,681
+ Rent x 8	20,560	16,880
= Average invested capital	$212,280	$196,326
Return on investment (ROI)	18.1%	18.4%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,994	$16,283
Denominator
Average total assets of continuing operations (1)	$194,682	$185,299
Return on assets (ROA)	8.7%	8.8%

	As of July 31,
	2012	2011	2010
Certain Balance Sheet Data
Total assets of continuing operations (2)	$195,579	$193,784	$176,813
Accumulated depreciation and amortization	52,131	48,497	44,029
Accounts payable	36,067	34,917	33,953
Accrued liabilities	17,753	17,815	17,547

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2) Total assets of continuing operations as of July 31, 2012, 2011 and 2010 in the table above exclude assets of discontinued operations that are reflected in the Company’s Condensed Consolidated Balance Sheets of $82 million, $88 million and $131 million, respectively.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $6.1 billion compared to $4.0 billion for the six months ended July 31, 2012 and 2011, respectively. The increase in free cash flow was primarily due to improvement in inventory management, timing related to 401(k) plan payments and improved operating performance.
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

	Six Months Ended July 31,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$11,595	$9,708
Payments for property and equipment	(5,522)	(5,671)
Free cash flow	$6,073	$4,037

Net cash used in investing activities (1)	$(5,698)	$(8,892)
Net cash used in financing activities	(4,778)	(206)
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
The following discussion of our results of operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.
Consolidated Results of Operations
Three and six months ended July 31, 2012 and 2011

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$113,534	$108,638	$225,806	$212,053
Percentage change from comparable period	4.5%	5.5%	6.5%	4.9%
Total U.S. calendar comparable store and club sales increase	2.1%	0.6%	3.4%	0.6%
Gross profit rate	24.6%	24.7%	24.3%	24.6%
Operating income	$6,698	$6,383	$13,085	$12,279
Operating income as a percentage of net sales	5.9%	5.9%	5.8%	5.8%
Unit counts	10,351	9,667	10,351	9,667
Retail square feet	1,047	1,015	1,047	1,015
Our consolidated net sales increased 4.5% and 6.5% for the three and six months ended July 31, 2012, respectively, when compared to the three and six months ended July 31, 2011. The increases in net sales were due to 3.2% year-over-year growth in retail square feet and positive comparable store and club sales across the Company. In addition, the fiscal 2012 acquisitions accounted for $1.9 billion and $3.8 billion of the net sales increases during the three and six months ended July 31, 2012, respectively. The increases in net sales were partially offset by $2.2 billion and $3.0 billion of negative impact from fluctuations in currency exchange rates during the three and six months ended July 31, 2012, respectively.
Our gross profit rate declined 18 and 23 basis points for the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year. The Walmart U.S. and Walmart International segments realized a decline in gross profit rate during the three and six months ended July 31, 2012, primarily due to the impact of price investment in the Walmart U.S. segment and acquisitions in the Walmart International segment, partially offset by a slight improvement in gross profit rate from the Sam’s Club segment due to a favorable impact from product mix.
Operating expenses, as a percentage of net sales, declined 20 and 28 basis points for the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year, as the Company continues to focus on leveraging expenses. Operating expenses included FCPA-related expenses of $34 million and $51 million for the three and six months ended July 31, 2012, respectively. The Company leveraged expenses for the three and six months ended July 31, 2012.
Our effective income tax rates were 32.8% and 33.1% for the three and six months ended July 31, 2012, respectively, and we expect the effective tax rate for fiscal 2013 to be at the lower end of the previous guidance of 32.5% to 33.5%. This compares to our effective income tax rates of 32.2% and 32.8% for the three and six months ended July 31, 2011, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $4.2 billion and $8.1 billion of income from continuing operations for the three and six months ended July 31, 2012, respectively, compared to $3.9 billion and $7.5 billion for the three and six months ended July 31, 2011, respectively.

Walmart U.S. Segment
Three and six months ended July 31, 2012 and 2011

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$67,357	$64,893	$133.698	$127,562
Percentage change from comparable period	3.8%	0.4%	4.8%	0.5%
Calendar comparable store sales increase (decrease)	1.9%	(1.1)%	3.1%	(1.0)%
Operating income	$5,251	$4,989	$10,284	$9,646
Operating income as a percentage of net sales	7.8%	7.7%	7.7%	7.6%
Unit counts	3,913	3,822	3,913	3,822
Retail square feet	632	620	632	620
Net sales for the Walmart U.S. segment increased 3.8% and 4.8% during the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were primarily due to increases in comparable store sales of 1.9% and 3.1% as a result of improved ticket and traffic for the three and six months ended July 31, 2012, respectively, combined with year-over-year growth in retail square feet of 1.9%. Our focus on expanded merchandise assortment and price leadership drove our sales performance.
Gross profit rate declined 20 and 22 basis points during the three and six months ended July 31, 2012, respectively, compared to the same periods in the previous year. The decline in gross profit rate is primarily due to our continued focus on our price investment strategy to lower retail price points on numerous merchandise categories.
Operating expenses, as a percentage of segment net sales, declined 27 and 33 basis points during the three and six months ended July 31, 2012, respectively, compared to the same periods in the previous year, primarily due to our continued focus on productivity and expense management.

Walmart International Segment
Three and six months ended July 31, 2012 and 2011

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$32,016	$30,099	$64,093	$58,004
Percentage change from comparable period	6.4%	16.2%	10.5%	13.9%
Operating income	$1,484	$1,408	$2,803	$2,496
Operating income as a percentage of net sales	4.6%	4.7%	4.4%	4.3%
Unit counts	5,825	5,236	5,825	5,236
Retail square feet	334	314	334	314
Net sales for the Walmart International segment increased 6.4% and 10.5% for the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were due to year-over-year growth in retail square feet and positive comparable sales. In addition, the fiscal 2012 acquisitions accounted for $1.9 billion and $3.8 billion of the net sales increases during the three and six months ended July 31, 2012, respectively. The increases in net sales were partially offset by $2.2 billion and $3.0 billion of negative impact from fluctuations in currency exchange rates during the three and six months ended July 31, 2012, respectively. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.
Gross profit rate decreased 27 and 31 basis points for the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year. The declines are primarily due to the impact of acquisitions completed in fiscal 2012 being included in each of the current period’s results, but not in the results of the same periods in the previous year.
Operating expenses, as a percentage of segment net sales, decreased 44 and 63 basis points for the three and six months ended July 31, 2012, respectively, compared to the same periods in the previous year. Walmart International leveraged its expenses for the three and six months ended July 31, 2012, as a result of the increases in sales and improved store productivity.

Sam’s Club Segment
Three and six months ended July 31, 2012 and 2011
We believe the information in the following table under the caption “Excluding Fuel” is useful to investors because it permits investors to understand the effect of the Sam’s Club segment’s fuel sales, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Including Fuel
Net sales	$14,161	$13,646	$28,015	$26,487
Percentage change from comparable period	3.8%	9.5%	5.8%	9.4%
Calendar comparable club sales increase	3.2%	9.0%	5.3%	8.9%
Operating income	$536	$487	$1,026	$942
Operating income as a percentage of net sales	3.8%	3.6%	3.7%	3.6%
Unit counts	613	609	613	609
Retail square feet	82	81	82	81

Excluding Fuel
Net sales	$12,514	$11,966	$24,607	$23,258
Percentage change from comparable period	4.6%	4.9%	5.8%	4.9%
Calendar comparable club sales increase	4.0%	4.5%	5.3%	4.5%
Operating income	$512	$462	$1,000	$915
Operating income as a percentage of net sales	4.1%	3.9%	4.1%	3.9%
Net sales for the Sam’s Club segment increased 3.8% and 5.8% for the three and six months ended July 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were primarily due to 3.2% and 5.3% increases in comparable club sales during the three and six months ended July 31, 2012, respectively, driven by increased traffic and ticket and the impact of inflation.
Gross profit rate increased 23 and 15 basis points for the three and six months ended July 31, 2012, respectively, compared to the same periods in the previous year. The increase was driven by a favorable impact from product mix, although that impact was partially offset by continued investments in product pricing.
Operating expenses, as a percentage of segment net sales, remained relatively flat for the three and six months ended July 31, 2012, when compared to the same periods in the previous year, as wages increased at a slower rate than net sales, but slower wage growth was offset by increases in associate incentive payments and advertising expenses.

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

	Six Months Ended July 31,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$11,595	$9,708
Payments for property and equipment	(5,522)	(5,671)
Free cash flow	$6,073	$4,037

Net cash used in investing activities (1)	$(5,698)	$(8,892)
Net cash used in financing activities	(4,778)	(206)
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Cash flows provided by operating activities were $11.6 billion and $9.7 billion for the six months ended July 31, 2012 and 2011, respectively. The increase in cash flows provided by operating activities was primarily due to improvement in inventory management, timing related to 401(k) plan payments and improved operating performance.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.9 billion and $8.1 billion at July 31, 2012 and 2011, respectively. Our working capital deficits were $12.1 billion and $9.2 billion at July 31, 2012 and 2011, respectively. The increase in our working capital deficit is primarily attributable to the increase in our long-term debt due within one year. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.
We employ financing strategies in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to permanently reinvest the cash in our foreign operations. If our intentions were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of July 31, 2012 and January 31, 2012, approximately $589 million and $768 million, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.
Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $5.5 billion and $5.7 billion during the six months ended July 31, 2012 and 2011, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We expect total capital expenditures for property and equipment in the fiscal year ending January 31, 2013 to range between $12.6 billion and $13.5 billion.

Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.
Short-Term Borrowings
Short-term borrowings increased by $2.1 billion during the six months ended July 31, 2012, compared to an increase of $5.3 billion during the same period in the previous year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes as needed. We have continued to utilize the favorable interest rates available on our commercial paper and increased our short-term borrowings during the six months ended July 31, 2012 and 2011.
Long-Term Debt
We did not issue any significant long-term debt during the six months ended July 31, 2012, due in part to our free cash flow of $6.1 billion, as well as our continued use of short-term borrowings. Proceeds from the issuance of long-term debt during the six months ended July 31, 2011 were $4.9 billion, which were used to pay down or refinance existing debt and for other general corporate purposes.
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
The dividend installments payable on April 4, 2012, June 4, 2012, and September 4, 2012 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company has repurchased shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restriction limiting the period over which the Company can make share repurchases. At July 31, 2012, authorization for $7.9 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute the share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the six months ended July 31, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Six months ended July 31, 2012	54.3	$63.17	$3,428.9
Six months ended July 31, 2011	65.4	$54.11	$3,540.0

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
Our access to the commercial paper and long-term debt markets has historically provided us with substantial sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future due to our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets with favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At July 31, 2012, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At July 31, 2012 and 2011, the ratio of our debt-to-total capitalization was 43.7% and 45.7%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. The decrease in our debt-to-capital ratio was driven by improved earnings, which allowed us to reduce our outstanding debt balance and also increase shareholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2012 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2012. At July 31, 2012, the fair value of our derivative instruments had declined approximately $642 million since January 31, 2012, primarily due to a reduction in market interest rates and the general strengthening of the U.S. dollar.
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
Item 4. Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we may have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
Except for the ongoing system implementations noted above, there has been no change in the Company’s internal control over financial reporting as of July 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Wage-and-Hour Class Action: Braun/Hummel v. Wal-Mart, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 & 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/07/07; Supreme Court of PA, Harrisburg, PA, 10/09/11.
Gender Discrimination Class Actions: Dukes v. Wal-Mart, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. Wal-Mart, USDC, Northern Dist. of TX, Dallas Div., 10/27/11.
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in the New York Times (the “Times”) on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants’ conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, Fayetteville Div, 5/7/12.
Derivative Lawsuits: Klein v. Walton, et al., Delaware Ct. of Chancery, 4/25/12; Emory v. Duke, et al., filed in Circuit Ct. of Lonoke County, AR, 4/26/12, removed and transferred to USDC, Western Dist. of AR, Fayetteville, Div., 8/2/12; Cohen v. Alvarez, et al., Delaware Ct. of Chancery, 4/27/12; Gerber v. Alvarez, et al., Delaware Ct. of Chancery, 5/1/12; Brazin/Pinsly v. Walton, et al., Delaware Ct. of Chancery, Wilmington, DE, 5/2/12; California State Teachers’ Retirement System v. Alvarez, et al., Delaware Ct. of Chancery, Wilmington, DE, 5/3/12; Austin v. Walton, et al,, Circuit Ct. of Pope County, AR, 5/17/12; In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, Texarkana, Div., 5/31/12; New York City Employees’ Retirement System, et al. v. Alvarez, et al., Delaware Ct. of Chancery, 6/8/12; Knowles v. Alvarez, et al., Delaware Ct. of Chancery, 6/18/12.

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the “RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California and the U.S. Environmental Protection Agency (the “EPA”) subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response, implemented mitigation measures, and continues to monitor and provide the required maintenance to the mitigation area. On March 22, 2012, Wal-Mart Puerto Rico presented documentation demonstrating compliance to the USACE. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (the “Department”) alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleged that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. As reported previously, the Company has resolved these issues with the Department. However, the EPA also has inspected the contractor’s facilities, and both the EPA and the U.S. Attorney’s Office for the Western District of Missouri are now conducting investigations. The Company is cooperating with these authorities. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
In January 2011, the Environmental Department of Porto Alegre Municipality formally notified WMS Supermercados do Brasil Ltda, a subsidiary of the Company, of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. WMS Supermercados do Brasil Ltda is cooperating with the agency as well as the District Attorney’s Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
In July 2011, the Environmental Department notified WMS Supermercados do Brasil Ltda that it is investigating alleged soil contamination from wastewater at a store. WMS Supermercados do Brasil Ltda is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 2, 2011. At July 31, 2012, authorization for $7.9 billion of share repurchases remained under the current share repurchase program. The program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program was as follows during the three months ended July 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2012	10,895,751	$60.43	10,895,751	$9.1
June 1-30, 2012	8,922,583	67.07	8,922,583	8.5
July 1-31, 2012	8,175,062	71.37	8,175,062	7.9
Total	27,993,396		27,993,396

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 5 to Walmart’s Condensed Consolidated Financial Statements as of and for the three months and six months ended July 31, 2012 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of certain amounts of accumulated other comprehensive income (loss) to be reclassified in the future; a statement in Note 7 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2013; and statements in Note 8 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart’s financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart’s business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA investigation, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption “Company Performance Metrics” and under the subcaption “Company Performance Metrics-Leverage-Operating Income” relating to Walmart’s objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of the latter objective; statements under the caption “Results of Operations-Consolidated Results of Operations” regarding the forecasted full year effective income tax rate for Walmart’s fiscal year 2013, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption “Results of Operations-Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the net sales of Walmart International; a statement under the caption “Results of Operations-Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam’s Club segment; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2013; statements under the caption “Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital” regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart’s intent with respect to its permanent reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management’s expectations with respect to the effect on Walmart’s overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid” regarding the payment of dividends in the remainder of fiscal year 2013; and statements under the caption “Liquidity and Capital Resources-Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to obtain financing, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; (3) a statement in Part I., Item 4. “Controls and Procedures” regarding management’s expectations that each implementation of Walmart’s new financial system may become a significant component of Walmart’s internal control over financial reporting; and (4) statements in Part II., Item 1. “Legal Proceedings” regarding management’s expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II, Item 1. may have on Walmart’s financial condition and results of operations, as well as other statements about Walmart’s future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words “anticipate,” “believe,” “could be,” “expect,” “expects,” “is not expected,” “may be,” “may become,” “may continue,” “may result,” “objective,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “will have,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart’s business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart’s business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart’s supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart’s markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; adoption of or changes in tax and other laws and regulations that affect Walmart’s business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2012. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 of the Company ((File Number 333-178385).

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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, as filed with the Securities and Exchange Commission.

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

WAL-MART STORES, INC.

Date: September 6, 2012	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2012	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 6, 2012	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3(i)
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 of the Company ((File Number 333-178385).

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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, as filed with the Securities and Exchange Commission.

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