Form 10-Q
period 2012-10-31
WAL MART STORES INC
filed 2012-12-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2012.
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
Common Stock, $0.10 Par Value – 3,345,237,845 shares as of November 30, 2012.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Revenues:
Net sales	$113,204	$109,516	$339,010	$321,569
Membership and other income	725	710	2,233	2,212
Total revenues	113,929	110,226	341,243	323,781
Costs and expenses:
Cost of sales	85,517	82,591	256,360	242,538
Operating, selling, general and administrative expenses	22,296	21,757	65,682	63,086
Operating income	6,116	5,878	19,201	18,157
Interest:
Debt	522	528	1,512	1,544
Capital leases	68	72	206	218
Interest income	(43)	(65)	(131)	(131)
Interest, net	547	535	1,587	1,631
Income from continuing operations before income taxes	5,569	5,343	17,614	16,526
Provision for income taxes	1,744	1,842	5,734	5,510
Income from continuing operations	3,825	3,501	11,880	11,016
Loss from discontinued operations, net of income taxes	—	(8)	—	(36)
Consolidated net income	3,825	3,493	11,880	10,980
Less consolidated net income attributable to noncontrolling interest	(190)	(157)	(487)	(444)
Consolidated net income attributable to Walmart	$3,635	$3,336	$11,393	$10,536

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.08	$0.97	$3.37	$3.04
Basic loss per common share from discontinued operations attributable to Walmart	—	—	—	(0.01)
Basic net income per common share attributable to Walmart	$1.08	$0.97	$3.37	$3.03

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.08	$0.97	$3.35	$3.03
Diluted loss per common share from discontinued operations attributable to Walmart	—	(0.01)	—	(0.01)
Diluted net income per common share attributable to Walmart	$1.08	$0.96	$3.35	$3.02

Weighted-average common shares outstanding:
Basic	3,364	3,445	3,385	3,473
Diluted	3,379	3,458	3,400	3,487
Dividends declared per common share	$—	$—	$1.59	$1.46
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions)	2012	2011	2012	2011
Consolidated net income	$3,825	$3,493	$11,880	$10,980
Less consolidated net income attributable to noncontrolling interest	(176)	(146)	(448)	(404)
Less consolidated net income attributable to redeemable noncontrolling interest	(14)	(11)	(39)	(40)
Consolidated net income attributable to Walmart	3,635	3,336	11,393	10,536

Other comprehensive income, net of income taxes
Currency translation and other	876	(3,546)	1,232	(2,646)
Derivative instruments	250	15	(135)	(98)
Minimum pension liability	(1)	—	3	—
Other comprehensive income, net of income taxes	1,125	(3,531)	1,100	(2,744)
Less other comprehensive income attributable to noncontrolling interest	(122)	806	(196)	663
Less other comprehensive income attributable to redeemable noncontrolling interest	(34)	64	(56)	60
Other comprehensive income attributable to Walmart	969	(2,661)	848	(2,021)

Comprehensive income, net of income taxes	4,950	(38)	12,980	8,236
Less comprehensive income attributable to noncontrolling interest	(298)	660	(644)	259
Less comprehensive income attributable to redeemable noncontrolling interest	(48)	53	(95)	20
Comprehensive income attributable to Walmart	$4,604	$675	$12,241	$8,515
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2012	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,643	$6,550	$7,063
Receivables, net	5,567	5,937	4,757
Inventories	47,487	40,714	44,340
Prepaid expenses and other	1,654	1,685	3,227
Current assets of discontinued operations	80	89	89
Total current assets	63,431	54,975	59,476
Property and equipment:
Property and equipment	163,011	155,002	151,638
Less accumulated depreciation	(50,450)	(45,399)	(43,909)
Property and equipment, net	112,561	109,603	107,729
Property under capital leases:
Property under capital leases	5,900	5,936	5,860
Less accumulated amortization	(3,208)	(3,215)	(3,197)
Property under capital leases, net	2,692	2,721	2,663

Goodwill	20,572	20,651	20,409
Other assets and deferred charges	6,562	5,456	4,967
Total assets	$205,818	$193,406	$195,244

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$8,740	$4,047	$9,594
Accounts payable	40,272	36,608	37,555
Dividends payable	1,381	—	1,305
Accrued liabilities	18,536	18,154	16,890
Accrued income taxes	1,010	1,164	382
Long-term debt due within one year	6,550	1,975	1,470
Obligations under capital leases due within one year	331	326	321
Current liabilities of discontinued operations	25	26	27
Total current liabilities	76,845	62,300	67,544

Long-term debt	38,872	44,070	44,872
Long-term obligations under capital leases	2,964	3,009	2,979
Deferred income taxes and other	8,044	7,862	8,085
Redeemable noncontrolling interest	492	404	373

Commitments and contingencies

Equity:
Common stock	336	342	344
Capital in excess of par value	3,861	3,692	3,425
Retained earnings	70,256	68,691	64,769
Accumulated other comprehensive income (loss)	(562)	(1,410)	(1,375)
Total Walmart shareholders’ equity	73,891	71,315	67,163
Noncontrolling interest	4,710	4,446	4,228
Total equity	78,601	75,761	71,391
Total liabilities and equity	$205,818	$193,406	$195,244
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
(Amounts in millions)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2012	3,418	$342	$3,692	$68,691	$(1,410)	$71,315	$4,446	$75,761
Consolidated net income (excludes redeemable noncontrolling interest)	—	—	—	11,393	—	11,393	448	11,841
Other comprehensive income, net of income taxes (excludes redeemable noncontrolling interest)	—	—	—	—	848	848	196	1,044
Cash dividends declared ($1.59 per share)	—	—	—	(5,409)	—	(5,409)	—	(5,409)
Purchase of Company stock	(70)	(7)	(199)	(4,412)	—	(4,618)	—	(4,618)
Other	10	1	368	(7)	—	362	(380)	(18)
Balances as of October 31, 2012	3,358	$336	$3,861	$70,256	$(562)	$73,891	$4,710	$78,601
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31,
(Amounts in millions)	2012	2011
Cash flows from operating activities:
Consolidated net income	$11,880	$10,980
Loss from discontinued operations, net of income taxes	—	36
Income from continuing operations	11,880	11,016
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,322	6,067
Deferred income taxes	279	1,342
Other operating activities	81	25
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable	501	499
Inventories	(6,459)	(7,357)
Accounts payable	3,545	3,417
Accrued liabilities	(82)	(2,305)
Accrued income taxes	(160)	210
Net cash provided by operating activities	15,907	12,914
Cash flows from investing activities:
Payments for property and equipment	(8,921)	(9,543)
Proceeds from the disposal of property and equipment	343	354
Investments and business acquisitions, net of cash acquired	(716)	(3,537)
Other investing activities	(58)	(88)
Net cash used in investing activities	(9,352)	(12,814)
Cash flows from financing activities:
Net change in short-term borrowings	4,700	8,558
Proceeds from issuance of long-term debt	199	5,008
Payments of long-term debt	(639)	(4,265)
Dividends paid	(4,034)	(3,800)
Purchase of Company stock	(4,657)	(4,957)
Other financing activities	(263)	(828)
Net cash used in financing activities	(4,694)	(284)
Effect of exchange rates on cash and cash equivalents	232	(148)
Net increase (decrease) in cash and cash equivalents	2,093	(332)
Cash and cash equivalents at beginning of year	6,550	7,395
Cash and cash equivalents at end of period	$8,643	$7,063
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
The Company’s Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States (“U.S.”) and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.0 billion, net of a reserve for doubtful accounts of $93 million at October 31, 2012, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $63 million at January 31, 2012. These balances are included in receivables, net, on the Company’s Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out (“LIFO”) method for substantially all of the Walmart U.S. segment’s inventories. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment’s inventories are valued based on the weighted-average cost using the LIFO method. The Walmart International segment’s inventories are primarily valued by the retail method of accounting and are stated using the first-in, first-out (“FIFO”) method. At October 31, 2012 and January 31, 2012, the Company’s inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014 with early adoption permitted. The adoption of this ASU is not expected to impact the Company’s net income, financial position or cash flows.
In 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Beginning with the quarter ended April 30, 2012, the Company elected to report other comprehensive income and its components in a separate statement of comprehensive income. The adoption of these ASUs did not impact the Company’s net income, financial position or cash flows.
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
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. At October 31, 2012, all stock options and other share-based awards outstanding were dilutive and included in the calculation of diluted income per common share from continuing operations attributable to Walmart. At October 31, 2011, the Company had approximately 9 million stock options and other share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Numerator
Income from continuing operations	$3,825	$3,501	$11,880	$11,016
Less consolidated net income attributable to noncontrolling interest	(190)	(157)	(487)	(444)
Income from continuing operations attributable to Walmart	$3,635	$3,344	$11,393	$10,572

Denominator
Weighted-average common shares outstanding, basic	3,364	3,445	3,385	3,473
Dilutive impact of stock options and other share-based awards	15	13	15	14
Weighted-average common shares outstanding, diluted	3,379	3,458	3,400	3,487

Income per common share from continuing operations attributable to Walmart
Basic	$1.08	$0.97	$3.37	$3.04
Diluted	1.08	0.97	3.35	3.03
Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the nine months ended October 31, 2012:

(Amounts in millions)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2012	$(806)	$(7)	$(597)	$(1,410)
Other comprehensive income (loss)	980	(135)	3	848
Balances as of October 31, 2012	$174	$(142)	$(594)	$(562)
Amounts included in accumulated other comprehensive income (loss) are recorded net of their related income tax effects. The Company’s unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of October 31, 2012 and January 31, 2012.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2012 and January 31, 2012, the notional amounts and fair values of these derivatives are as follows:

	October 31, 2012		January 31, 2012
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay floating-rate interest rate swaps designated as fair value hedges	$3,445	$92	$3,945	$183
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	234	1,250	316
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,909	34	2,884	(3)
Receive floating-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	1,215	(11)	1,270	(16)
Receive floating-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	5,000	(226)	—	—
Total	$13,819	$123	$9,349	$480
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2012, or for the fiscal year ended January 31, 2012.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company’s long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company’s long-term debt as of October 31, 2012 and January 31, 2012, are as follows:

	October 31, 2012		January 31, 2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,422	$53,897	$46,045	$53,043

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
The Company only enters into derivative transactions with counterparties rated “A-” or better by nationally recognized credit rating agencies. The Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $368 million and $387 million at October 31, 2012 and January 31, 2012, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company’s net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at October 31, 2012 or January 31, 2012. The Company records cash collateral paid as amounts receivable from the counterparties exclusive of any derivative liability.
The Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks and, accordingly, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is recorded using hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings. The Company’s net investment and cash flow instruments are highly effective hedges and the ineffective portion has not been, and is not expected to be, significant. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
Fair Value Instruments
The Company is a party to receive fixed-rate, pay floating-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company’s exposure due to credit loss. The Company’s interest rate swaps that receive fixed-interest rate payments and pay floating-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items and, accordingly, have no net impact on the Company’s Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from April 2013 to May 2014.
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
The Company has outstanding debt of approximately £3 billion and ¥275 billion that is designated as hedges of its net investments in the United Kingdom and Japan, respectively, as of October 31, 2012 and January 31, 2012. These non-derivative net investment hedges are classified as follows in the Company’s Condensed Consolidated Balance Sheets:

(Amounts in millions)	October 31, 2012	January 31, 2012
Long-term debt due within one year	$1,744	$785
Long-term debt	6,540	7,546
Liability subtotals	$8,284	$8,331

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
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are remeasured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative’s cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that remeasurement and the adjustment to earnings for the period’s allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from September 2029 to March 2034.
The Company also uses forward starting receive floating-rate, pay fixed-rate interest rate swaps to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for U.S.-denominated 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps. These cash flow instruments hedge forecasted interest payments over a maximum period of 32 years. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur.
Financial Statement Presentation
Derivative instruments with an unrealized gain are recorded in the Company’s Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.
The Company’s derivative instruments, excluding non-derivative debt instruments designated as net investment hedges, were classified as follows in the Company’s Condensed Consolidated Balance Sheets:

	October 31, 2012			January 31, 2012
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Prepaid expenses and other	$55	$—	$—	$2	$—	$—
Other assets and deferred charges	37	234	248	181	316	91
Asset subtotals	$92	$234	$248	$183	$316	$91

Long-term debt due within one year (hedged item)	$55	$—	$—	$2	$—	$—
Long-term debt (hedged item)	37	—	—	181	—	—
Accrued liabilities	—	—	7	—	—	—
Deferred income taxes and other	—	—	444	—	—	110
Liability subtotals	$92	$—	$451	$183	$—	$110
Gains and losses related to the Company’s derivatives primarily relate to interest rate hedges, which are included in interest, net, in the Company’s Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive income (loss) to net income for the three and nine months ended October 31, 2012 and 2011, as well as the amounts expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 6. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases under the program. At October 31, 2012, authorization for $6.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases for the nine months ended October 31, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Nine months ended October 31, 2012	70.9	$65.69	$4,656.6
Nine months ended October 31, 2011	92.4	$53.61	$4,957.0
Note 7. Common Stock Dividends
On March 1, 2012, the Board of Directors approved an increase in the annual dividend for fiscal 2013 to $1.59 per share, an increase of approximately 9% over the $1.46 per share dividend paid in fiscal 2012. For fiscal 2013, the annual dividend will be paid in four quarterly installments of $0.3975 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2012	April 4, 2012
May 11, 2012	June 4, 2012
August 10, 2012	September 4, 2012
December 7, 2012	December 27, 2012
The dividend installments payable on April 4, 2012, June 4, 2012, and September 4, 2012 were paid as scheduled. On November 16, 2012, the Board of Directors approved a change in the date of the Company’s fourth quarter dividend payment to December 27, 2012, from the previously scheduled payment date of January 2, 2013. The December 7, 2012 record date associated with this dividend payment has not changed.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs’ meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury’s back-pay award plus statutory penalties, prejudgment interest and attorneys’ fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Superior Court of Appeals on August 19, 2009. On June 10, 2011, the Superior Court of Appeals issued an opinion upholding the trial court’s certification of the class, the jury’s back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys’ fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company’s Petition. The Company filed its opening brief in the Pennsylvania Supreme Court on October 22, 2012. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys’ fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. As defined by the district court, the class included “[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart’s challenged pay and management track promotions policies and practices.” The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs’ attorneys filed an amended complaint proposing a class of current and former female associates at the Company’s California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. On October 28, 2011, the plaintiffs’ attorneys filed a complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates at the Company’s Texas retail facilities. On October 2 and 4, 2012, the plaintiff’s attorneys filed similar complaints in Florida and Tennessee, respectively. On October 15, 2012, the judge in the Odle case granted the Company’s motion to dismiss, and dismissed all the plaintiffs’ class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On October 25 and 26, 2012, the Company filed similar motions to dismiss in the Florida and Tennessee cases, respectively. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these matters will be material to the Company’s financial condition or results of operations.
Hazardous Materials Investigations: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking documents and information relating to the Company’s receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney’s Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the “RCRA”), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney’s Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company’s stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as “hazardous waste” directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney’s Office in the Northern District of California and the U.S. Environmental Protection Agency subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these matters will be material to the Company’s financial condition or results of operations.
FCPA Investigation and Related Matters
The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, which is composed solely of independent directors, is conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. (“Walmex”), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters.
The Company is also conducting a voluntary global review of its policies, practices and internal controls for FCPA compliance. The Company is engaged in strengthening its global anti-corruption compliance programs through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”). Since the implementation of the global review and the enhanced anti-corruption compliance programs, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations are reported or identified, the Audit Committee and the Company, together with their third party advisors, conduct inquiries and when warranted based on those inquiries, open investigations. Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets where the Company operates, including, but not limited to, Brazil, China and India.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the ongoing government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. The Company has incurred expenses of approximately $48 million and $99 million during the three and nine months ended October 31, 2012, respectively, related to these matters. These matters may require the involvement of certain members of the Company’s senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company expects that there will be ongoing media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company’s role as a corporate citizen.
The Company’s process of assessing and responding to the governmental investigations and the shareholder lawsuits continues; the review, inquiries and investigations are on-going; and the Company cannot reasonably estimate any possible loss or range of possible loss that may arise from these matters. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 9. Acquisitions
Certain acquisitions completed during fiscal 2013 and 2012 are as follows:
Bounteous Company Limited (“BCL”): In February 2007, the Company purchased an initial 35% interest in BCL, a holding company which owned Trust-Mart, a retailer operating in China, for $264 million and, as additional consideration, paid $376 million to extinguish a third-party loan issued to the selling BCL shareholders that was secured by the pledge of the remaining equity of BCL. Concurrent with its initial investment in BCL, the Company entered into a Shareholders’ Agreement, which provided the Company with voting rights associated with a portion of the common stock of BCL securing the loan, amounting to an additional 30% of the aggregate outstanding shares. During the second quarter of fiscal 2013, the Company completed its acquisition of the remaining equity interest in BCL for an additional payment of approximately $101 million.
Massmart Holdings Limited (“Massmart”): In June 2011, the Company completed a tender offer for approximately 51% ownership in Massmart, a South African retailer with approximately 290 stores throughout sub-Saharan Africa. The final purchase price for the acquisition was ZAR 16.9 billion ($2.5 billion). The assets acquired were $6.9 billion, including $3.1 billion in goodwill; liabilities assumed were $2.4 billion; and the non-controlling interest was $2.0 billion. The Company began consolidating Massmart’s results in the quarter ended October 31, 2011.
Netto Food Stores Limited (“Netto”): In April 2011, the Company completed the regulatory approved acquisition of 147 Netto stores from Dansk Supermarked in the United Kingdom. The Company has converted the majority of these stores to the ASDA brand. The final purchase price for the acquisition was £750 million ($1.2 billion). The assets acquired were $1.3 billion, including $748 million in goodwill; and liabilities assumed were $103 million. The Company began consolidating Netto’s results in the quarter ended July 31, 2011.

Note 10. Segments
The Company is engaged in the operations of retail stores located in the U.S., 12 countries in Africa, Argentina, Brazil, Canada, 5 countries in Central America, Chile, China, India, Japan, Mexico, and the United Kingdom. The Company’s operations are conducted in three reportable business segments: Walmart U.S., Walmart International, and Sam’s Club. The Company defines its segments as those business units whose operating results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenue for each of these individual products and services.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2012	2011	2012	2011
Net sales:
Walmart U.S.	$66,127	$63,835	$199,825	$191,397
Walmart International	33,159	32,383	97,252	90,387
Sam’s Club	13,918	13,298	41,933	39,785
Net sales	$113,204	$109,516	$339,010	$321,569
Operating income by segment, other unallocated operating income and interest, net, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2012	2011	2012	2011
Segment operating income:
Walmart U.S.	$4,844	$4,634	$15,128	$14,280
Walmart International	1,455	1,389	4,258	3,885
Sam’s Club	435	386	1,461	1,328
Other unallocated operating income	(618)	(531)	(1,646)	(1,336)
Operating income	6,116	5,878	19,201	18,157
Interest, net	547	535	1,587	1,631
Income from continuing operations before income taxes	$5,569	$5,343	$17,614	$16,526

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
This discussion relates to Walmart and its consolidated subsidiaries and should be read in conjunction with our Condensed Consolidated Financial Statements as of October 31, 2012, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2012, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2012, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
Our fiscal year ends on January 31 for our United States (“U.S.”) and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis.
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
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income and comparable store and club sales. The Company measures the results of its segments using, among other measures, each segment’s operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment’s operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts for segment operating income are reclassified to conform to the current period’s presentation. The amounts disclosed for “Other unallocated” in the leverage discussion of the Company’s performance metrics consist of corporate overhead and other items not allocated to any of the Company’s segments.
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
Growth
Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2012			2011		2012			2011
(Dollar amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$66,127	58.4%	3.6%	$63,835	58.3%	$199,825	58.9%	4.4%	$191,397	59.5%
Walmart International	33,159	29.3%	2.4%	32,383	29.6%	97,252	28.7%	7.6%	90,387	28.1%
Sam’s Club	13,918	12.3%	4.7%	13,298	12.1%	41,933	12.4%	5.4%	39,785	12.4%
Net sales	$113,204	100.0%	3.4%	$109,516	100.0%	$339,010	100.0%	5.4%	$321,569	100.0%

Our consolidated net sales increased 3.4% and 5.4% for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year, due to 3.6% year-over-year growth in retail square feet and positive comparable store and club sales across the Company. In addition, net sales of the fiscal 2012 acquisitions, through their respective anniversary dates in fiscal 2013, accounted for $3.8 billion of the increase in net sales for the nine months ended October 31, 2012, when compared to the same period in the previous year. These increases were partially offset by $1.7 billion and $4.7 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2012, respectively.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and nine months ended October 31, 2012 and 2011, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.5%	1.2%	0.0%	0.0%	2.5%	(0.3)%	0.0%	0.0%
Sam’s Club	3.8%	9.2%	1.0%	3.3%	4.8%	9.0%	0.4%	4.1%
Total U.S.	1.9%	2.6%	0.2%	0.6%	2.9%	1.3%	0.1%	0.8%

Leverage
Operating Income

	Three Months Ended October 31,					Nine Months Ended October 31,
	2012			2011		2012			2011
(Dollar amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,844	79.2%	4.5%	$4,634	78.8%	$15,128	78.8%	5.9%	$14,280	78.7%
Walmart International	1,455	23.8%	4.8%	1,389	23.6%	4,258	22.2%	9.6%	3,885	21.4%
Sam’s Club	435	7.1%	12.7%	386	6.6%	1,461	7.6%	10.0%	1,328	7.3%
Other unallocated	(618)	(10.1)%	16.4%	(531)	(9.0)%	(1,646)	(8.6)%	23.2%	(1,336)	(7.4)%
Total operating income	$6,116	100.0%	4.0%	$5,878	100.0%	$19,201	100.0%	5.7%	$18,157	100.0%
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
Operating Expenses
For the three and nine months ended October 31, 2012, operating expenses increased 2.5% and 4.1%, respectively, when compared to the same periods in the previous year, while net sales increased 3.4% and 5.4%, respectively, when compared to the same periods in the previous year. Operating expenses increased primarily due to additional associate incentive payments and continued investment in our Global eCommerce initiatives for the three and nine months ended October 31, 2012. Additionally, operating expenses included costs related to third-party advisors reviewing matters involving the Foreign Corrupt Practices Act (“FCPA”) of $48 million and $99 million for the three and nine months ended October 31, 2012, respectively. Fiscal 2012 acquisitions also increased operating expenses for the nine months ended October 31, 2012. We met our objective of leveraging operating expenses for the three and nine months ended October 31, 2012.
Operating Income
For the three and nine months ended October 31, 2012, operating income grew by 4.0% and 5.7%, respectively, when compared to the same periods in the previous year, while net sales increased by 3.4% and 5.4%, respectively, when compared to the same periods in the previous year. Although fluctuations in currency exchange rates negatively impacted operating income by $29 million and $189 million for the three and nine months ended October 31, 2012, respectively, we met our objective of growing operating income at a faster rate than net sales for the three and nine months ended October 31, 2012.
Returns
Return on Investment
Management believes return on investment (“ROI”) is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 18.0% and 18.2% for the trailing twelve-month periods ended October 31, 2012 and 2011, respectively. The slight reduction in ROI is primarily due to the negative impact of currency exchange rate fluctuations, the effect of which was partially offset by a reduction in investing activities as a result of our focus on capital discipline.
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

Although ROI is a standard financial metric, numerous methods exist for calculating a company’s ROI. As a result, the method used by management to calculate our ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.
The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Dollar amounts in millions)	2012	2011
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,602	$26,161
+ Interest income	163	171
+ Depreciation and amortization	8,385	8,073
+ Rent	2,575	2,253
= Adjusted operating income	$38,725	$36,658

Denominator
Average total assets of continuing operations (1)	$200,447	$190,954
+ Average accumulated depreciation and amortization (1)	50,382	46,040
- Average accounts payable (1)	38,914	36,882
- Average accrued liabilities (1)	17,713	17,204
+ Rent x 8	20,600	18,024
= Average invested capital	$214,802	$200,932
Return on investment (ROI)	18.0%	18.2%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$17,318	$16,195
Denominator
Average total assets of continuing operations (1)	$200,447	$190,954
Return on assets (ROA)	8.6%	8.5%

	As of October 31,
	2012	2011	2010
Certain Balance Sheet Data
Total assets of continuing operations (2)	$205,738	$195,155	$186,753
Accumulated depreciation and amortization	53,658	47,106	44,974
Accounts payable	40,272	37,555	36,208
Accrued liabilities	18,536	16,890	17,518

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2) Total assets of continuing operations as of October 31, 2012, 2011 and 2010 in the table above exclude assets of discontinued operations that are reflected in the Company’s Condensed Consolidated Balance Sheets of $80 million, $89 million and $137 million, respectively.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $7.0 billion for the nine months ended October 31, 2012, compared to free cash flow of $3.4 billion for the same period in the previous year. The increase in free cash flow was primarily due to the timing of payments for accrued incentives, improved operating results and a more disciplined approach to capital investment.
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
Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by other companies to calculate their free cash flow before comparing our free cash flow to that of such other companies.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Nine Months Ended October 31,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$15,907	$12,914
Payments for property and equipment	(8,921)	(9,543)
Free cash flow	$6,986	$3,371

Net cash used in investing activities (1)	$(9,352)	$(12,814)
Net cash used in financing activities	(4,694)	(284)
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
The following discussion of our results of operations is based on our continuing operations and excludes any results or discussion of our discontinued operations.
Consolidated Results of Operations
Three and nine months ended October 31, 2012 and 2011

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$113,204	$109,516	$339,010	$321,569
Percentage change from comparable period	3.4%	8.2%	5.4%	6.0%
Total U.S. calendar comparable store and club sales increase	1.9%	2.6%	2.9%	1.3%
Gross profit rate	24.5%	24.6%	24.4%	24.6%
Operating income	$6,116	$5,878	$19,201	$18,157
Operating income as a percentage of net sales	5.4%	5.4%	5.7%	5.6%
Unit counts	10,524	9,826	10,524	9,826
Retail square feet	1,060	1,024	1,060	1,024
Our consolidated net sales increased 3.4% and 5.4% for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year, due to 3.6% year-over-year growth in retail square feet and positive comparable store and club sales across the Company. In addition, net sales of the fiscal 2012 acquisitions, through their respective anniversary dates in fiscal 2013, accounted for $3.8 billion of the increase in net sales for the nine months ended October 31, 2012, when compared to the same period in the previous year. These increases were partially offset by $1.7 billion and $4.7 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2012, respectively.
Our gross profit rate declined 13 and 20 basis points for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year. The declines in gross profit rate are primarily driven by the Walmart U.S. segment, which continues to focus on price leadership.
Operating expenses, as a percentage of net sales, declined 17 and 25 basis points for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year, as we continue to focus on leveraging expenses. Operating expenses included costs related to third-party advisors reviewing matters involving the FCPA of $48 million and $99 million for the three and nine months ended October 31, 2012, respectively. We leveraged expenses for the three and nine months ended October 31, 2012.
Our effective income tax rates were 31.3% and 32.6% for the three and nine months ended October 31, 2012, respectively, compared to our effective income tax rates of 34.5% and 33.3% for the three and nine months ended October 31, 2011, respectively. As was the case with our effective tax rate for the three months ended October 31, 2012, our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate. We continue to expect the effective tax rate for fiscal 2013 to be at the lower end of our previous guidance of 32.5% to 33.5%.
As a result of the factors discussed above, we reported $3.8 billion and $11.9 billion of income from continuing operations for the three and nine months ended October 31, 2012, respectively, compared to $3.5 billion and $11.0 billion for the three and nine months ended October 31, 2011, respectively.

Walmart U.S. Segment
Three and nine months ended October 31, 2012 and 2011

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$66,127	$63,835	$199,825	$191,397
Percentage change from comparable period	3.6%	2.7%	4.4%	1.2%
Calendar comparable store sales increase (decrease)	1.5%	1.2%	2.5%	(0.3)%
Operating income	$4,844	$4,634	$15,128	$14,280
Operating income as a percentage of net sales	7.3%	7.3%	7.6%	7.5%
Unit counts	3,971	3,850	3,971	3,850
Retail square feet	638	625	638	625
Net sales for the Walmart U.S. segment increased 3.6% and 4.4% for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were due to increases in comparable store sales of 1.5% and 2.5% as a result of improved ticket and traffic for the three and nine months ended October 31, 2012, respectively, combined with year-over-year growth in retail square feet of 2.1%. Walmart U.S.’s focus on expanded merchandise assortment and price leadership were key factors contributing to the sales performance.
Gross profit rate declined 30 and 25 basis points for the three and nine months ended October 31, 2012, respectively, compared to the same periods in the previous year. The gross profit rate declined as Walmart U.S. continues to focus on price leadership.
Operating expenses, as a percentage of segment net sales, declined 37 and 35 basis points for the three and nine months ended October 31, 2012, respectively, compared to the same periods in the previous year. Walmart U.S. leveraged operating expenses for the three and nine months ended October 31, 2012, primarily due to continued focus on productivity and expense management.

Walmart International Segment
Three and nine months ended October 31, 2012 and 2011

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Net sales	$33,159	$32,383	$97,252	$90,387
Percentage change from comparable period	2.4%	20.3%	7.6%	16.1%
Operating income	$1,455	$1,389	$4,258	$3,885
Operating income as a percentage of net sales	4.4%	4.3%	4.4%	4.3%
Unit counts	5,933	5,366	5,933	5,366
Retail square feet	339	317	339	317
Net sales for the Walmart International segment increased 2.4% and 7.6% for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were due to year-over-year growth in retail square feet of 6.9% and positive comparable sales in most countries. In addition, the fiscal 2012 acquisitions accounted for $3.8 billion of the net sales increase for the nine months ended October 31, 2012. The increases in net sales were partially offset by $1.7 billion and $4.7 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2012, respectively. Volatility in currency exchange rates may continue to impact the Walmart International segment’s net sales in the future.
Gross profit rate increased 23 basis points for the three months ended October 31, 2012, when compared to the same period in the previous year, primarily due to improved gross profit rates in the United Kingdom, Canada, and Mexico. Gross profit rate decreased 11 basis points for the nine months ended October 31, 2012, when compared to the same period in the previous year, primarily because the fiscal 2012 acquisitions are included in all nine months of the current period’s results, but only included in three months of the same period in the previous year due to the acquisition dates.
Operating expenses, as a percentage of segment net sales, increased 12 basis points for the three months ended October 31, 2012, when compared to the same period in the previous year. Walmart International did not leverage operating expenses for the three months ended October 31, 2012, primarily due to approximately $69 million of expense incurred as the result of changes in estimated contingent liabilities related to employment claims in Brazil. Operating expenses, as a percentage of segment net sales, decreased 36 basis points for the nine months ended October 31, 2012, when compared to the same period in the previous year. Walmart International leveraged operating expenses for the nine months ended October 31, 2012, as a result of the increases in net sales and improved store productivity.

Sam’s Club Segment
Three and nine months ended October 31, 2012 and 2011
We believe the information in the following table under the caption “Excluding Fuel” is useful to investors because it permits investors to understand the effect of the Sam’s Club segment’s fuel sales, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam’s Club segment in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2012	2011	2012	2011
Including Fuel
Net sales	$13,918	$13,298	$41,933	$39,785
Percentage change from comparable period	4.7%	9.5%	5.4%	9.5%
Calendar comparable club sales increase	3.8%	9.2%	4.8%	9.0%
Operating income	$435	$386	$1,461	$1,328
Operating income as a percentage of net sales	3.1%	2.9%	3.5%	3.3%
Unit counts	620	610	620	610
Retail square feet	83	81	83	81

Excluding Fuel
Net sales	$12,190	$11,772	$36,797	$35,030
Percentage change from comparable period	3.6%	6.2%	5.0%	5.3%
Calendar comparable club sales increase	2.8%	5.9%	4.4%	4.9%
Operating income	$427	$374	$1,427	$1,289
Operating income as a percentage of net sales	3.5%	3.2%	3.9%	3.7%
Net sales for the Sam’s Club segment increased 4.7% and 5.4% for the three and nine months ended October 31, 2012, respectively, when compared to the same periods in the previous year. The increases in net sales were primarily due to 3.8% and 4.8% increases in comparable club sales for the three and nine months ended October 31, 2012, respectively, driven by increased traffic and ticket.
Gross profit rate decreased 5 basis points for the three months ended October 31, 2012, when compared to the same period in the previous year. The decrease is primarily due to a lower gross profit rate on fuel sales, partially offset by a higher gross profit rate in our non-fuel business driven by shifts in merchandise mix. Gross profit rate increased 9 basis points for the nine months ended October 31, 2012, when compared to the same period in the previous year, primarily due to a favorable impact from product mix, although that impact was partially offset by continued price investment in traffic-driving product categories.
Operating expenses, as a percentage of segment net sales, decreased 31 and 8 basis points for the three and nine months ended October 31, 2012, respectively, compared to the same periods in the previous year. Sam’s Club leveraged operating expenses for the three and nine months ended October 31, 2012, due to wage control, a credit related to a prior year overpayment of state excise taxes and timing of club remodels.

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

	Nine Months Ended October 31,
(Amounts in millions)	2012	2011
Net cash provided by operating activities	$15,907	$12,914
Payments for property and equipment	(8,921)	(9,543)
Free cash flow	$6,986	$3,371

Net cash used in investing activities (1)	$(9,352)	$(12,814)
Net cash used in financing activities	(4,694)	(284)
(1) “Net cash used in investing activities” includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Cash flows provided by operating activities were $15.9 billion and $12.9 billion for the nine months ended October 31, 2012 and 2011, respectively. The increase in cash flows provided by operating activities is primarily due to the timing of payments for accrued incentives and improved operating results.
Cash Equivalents and Working Capital
Cash and cash equivalents were $8.6 billion and $7.1 billion at October 31, 2012 and 2011, respectively. Our working capital deficits were $13.4 billion and $8.1 billion at October 31, 2012 and 2011, respectively. The increase in our working capital deficit is primarily attributable to the increase in our long-term debt due within one year, as well as increases in our accounts payable and accrued liabilities. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.
We employ financing strategies in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations. If our intentions were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of October 31, 2012 and January 31, 2012, approximately $1.0 billion and $0.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.
Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $8.9 billion and $9.5 billion during the nine months ended October 31, 2012 and 2011, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We expect total capital expenditures for property and equipment in the fiscal year ending January 31, 2013 to range between $12.6 billion and $13.5 billion. Cash flows from investing activities also consist of payments for investments and business acquisitions, net of cash acquired, of $0.7 billion and $3.5 billion during the nine months ended October 31, 2012 and 2011, respectively.

Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.
Short-Term Borrowings
Short-term borrowings increased by $4.7 billion during the nine months ended October 31, 2012, compared to an increase of $8.6 billion during the same period in the previous year. From time to time, we utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes as needed. We have continued to utilize the favorable interest rates available on our commercial paper and increased our short-term borrowings during the nine months ended October 31, 2012 and 2011.
Long-Term Debt
We did not issue any significant long-term debt during the nine months ended October 31, 2012, due in part to our free cash flow of $7.0 billion, as well as our continued use of short-term borrowings. Proceeds from the issuance of long-term debt during the nine months ended October 31, 2011 were $5.0 billion, which were used to pay down or refinance existing debt and for other general corporate purposes.
Dividends
On March 1, 2012, the Board of Directors approved an increase in the annual dividend for fiscal 2013 to $1.59 per share, an increase of approximately 9% over the $1.46 per share dividend paid in fiscal 2012. For fiscal 2013, the annual dividend will be paid in four quarterly installments of $0.3975 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2012	April 4, 2012
May 11, 2012	June 4, 2012
August 10, 2012	September 4, 2012
December 7, 2012	December 27, 2012
The dividend installments payable on April 4, 2012, June 4, 2012, and September 4, 2012 were paid as scheduled. On November 16, 2012, the Board of Directors approved a change in the date of the Company’s fourth quarter dividend payment to December 27, 2012, from the previously scheduled payment date of January 2, 2013. The December 7, 2012 record date associated with this dividend payment has not changed.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restriction limiting the period over which the Company can make share repurchases under the program. At October 31, 2012, authorization for $6.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute the share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases during the nine months ended October 31, 2012 and 2011, was as follows:

(Amounts in millions, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Investment
Nine months ended October 31, 2012	70.9	$65.69	$4,656.6
Nine months ended October 31, 2011	92.4	$53.61	$4,957.0

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
Our access to the commercial paper and long-term debt markets has historically provided us with adequate sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future due to our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets with favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At October 31, 2012, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At October 31, 2012 and 2011, the ratio of our debt-to-total capitalization was 43.7% and 46.9%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders’ equity. The decrease in our debt-to-capital ratio was driven by an increase in operating cash flows, which allowed us to reduce our leverage.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2012 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2012. At October 31, 2012, the fair value of our derivative instruments had declined approximately $357 million since January 31, 2012, primarily due to fluctuations in market interest rates.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.
Except for the ongoing system implementations noted above, there have been no changes in the Company’s internal control over financial reporting as of October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Gender Discrimination Class Actions: Dukes v. Wal-Mart, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. Wal-Mart, USDC, Northern Dist. of TX, Dallas Div., 10/27/11; Phipps v. Wal-Mart, USDC, Middle Dist. of TN., Nashville Div., 10/02/12; Love v. Wal-Mart, USDC, Southern Dist. of FL 10/04/12.
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in the New York Times (the “Times”) on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants’ conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. Most, but not all, of the derivative suits have been combined into two consolidated proceedings, one of which is currently pending in the Western District of Arkansas and the other in Delaware Court of Chancery. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, Fayetteville Div, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of Arkansas, 05/31/12; (consolidation of six separately-filed suits); Emory v. Duke, et al., USDC, Western Dist. of Arkansas, 04/26/12; Austin v. Walton et al., Circuit Court of Pope County, Arkansas, 05/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 04/25/12 (consolidation of seven separately-filed suits).

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
In January 2007, Wal-Mart Puerto Rico, Inc. became aware that the U.S. Army Corps of Engineers (the “USACE”) was concerned about alleged violations of a permit issued by that agency in 2003, for the fill of 0.23 acres of a creek and its contiguous wetlands during the construction of the Wal-Mart Store in Caguas, Puerto Rico. On January 19, 2007, Wal-Mart Puerto Rico responded to these issues in writing. On January 25, 2007, the USACE issued a formal Notice of Non-Compliance to Wal-Mart Puerto Rico regarding this matter. Wal-Mart Puerto Rico filed a formal response, implemented mitigation measures, and continues to monitor and provide the required maintenance to the mitigation area. On March 22, 2012, Wal-Mart Puerto Rico presented documentation demonstrating compliance to the USACE. On November 2, 2012, the USACE accepted the proposed mitigation plan and adopted it as a permit condition, thus resolving this matter.
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
On September 24, 2012, the Office of the District Attorney for Riverside County, California, notified the Company that it had identified potential violations of California laws regarding electronic monitors used in conjunction with underground storage tanks at a Sam’s Club fuel station. The Company is cooperating with the County’s investigation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program was authorized by the Board of Directors on June 2, 2011. At October 31, 2012, authorization for $6.7 billion of share repurchases remained under the current share repurchase program. The program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.
Cash paid for share repurchases for the three months ended October 31, 2012, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2012	8,181,978	$73.42	8,181,978	$7.3
September 1-30, 2012	4,326,105	73.92	4,326,105	7.0
October 1-31, 2012	4,094,870	75.01	4,094,870	6.7
Total	16,602,953		16,602,953

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 5 to Walmart’s Condensed Consolidated Financial Statements as of and for the three months and nine months ended October 31, 2012 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party; a statement in Note 7 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2013; and statements in Note 8 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart’s financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart’s business of, certain other matters to which Walmart is subject, including Walmart’s existing FCPA investigation, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; (2) in Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption “Company Performance Metrics” and under the subcaption “Company Performance Metrics-Leverage-Operating Income” relating to Walmart’s objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of the latter objective; statements under the caption “Results of Operations-Consolidated Results of Operations” regarding the forecasted full year effective income tax rate for Walmart’s fiscal year 2013, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption “Results of Operations-Walmart International Segment” relating to the possible continuing impact of volatility in currency exchange rates on the net sales of Walmart International; a statement under the caption “Results of Operations-Sam’s Club Segment” relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam’s Club segment; statements under the caption “Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital” regarding management’s expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart’s intent with respect to its permanent reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management’s expectations with respect to the effect on Walmart’s overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Investing Activities” regarding management’s expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2013; a statement under the caption “Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid” regarding the payment of dividends in the remainder of fiscal year 2013; and statements under the caption “Liquidity and Capital Resources-Capital Resources” regarding management’s expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management’s expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management’s plans to refinance existing long-term debt as it matures, management’s expectations as to obtaining additional long-term financing for other corporate purposes and Walmart’s ability to obtain financing, and management’s expectation that Walmart’s ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart’s credit ratings and the effect that lower ratings would have on that access and Walmart’s cost of funds; and (3) statements in Part II., Item 1. “Legal Proceedings” regarding management’s expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II, Item 1. may have on Walmart’s financial condition and results of operations, as well as other statements about Walmart’s future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words “anticipate,” “believe,” “could be,” “expect,” “expects,” “is not expected,” “may be,” “may become,” “may continue,” “may result,” “objective,” “plan,” “will be,” “will be paid,” “will continue,” “will depend,” “will have,” “would be” or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart’s business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart’s business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart’s supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart’s markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; adoption of or changes in tax and other laws and regulations that affect Walmart’s business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Walmart discusses certain of these matters more fully, as well as certain risk factors that may affect its business operations, financial condition and results of operations, in other of Walmart’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2012. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart’s subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: December 4, 2012	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2012	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 4, 2012	By:	/s/ Steven P. Whaley
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