Form 10-K
period 2013-01-31
WAL MART STORES INC
filed 2013-03-26
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2013, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-6991.
 ___________________________________________

WAL-MART STORES, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

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
___________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐
Non-accelerated filer ☐                    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2012, was $123,286,859,792. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 3,292,443,366 shares of common stock outstanding as of March 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Annual Report to Shareholders for the Fiscal Year Ended January 31, 2013 (the "Annual Report to Shareholders") included as exhibit 13 to this Form 10-K	Parts I and II

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 7, 2013 (the "Proxy Statement")	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is hereinafter referred to as "we," "Walmart" or the "Company") has previously filed with or furnished to, or that we may subsequently file with or furnish to, the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act.
The forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations and our forecasts of certain financial results for certain periods, including our sales, the sales of one or more of our operating segments, our earnings per share for certain periods, our comparable store sales or comparable club sales of one of our operating segments or operations in a particular country for a period, our effective annual tax rate, the amount, nature and allocation of future capital expenditures, dividends, capital structure, opening of certain numbers of additional stores and clubs in the United States and additional units in the other countries in which we operate, our forecasts for the increase in square footage in our various operating segments and in countries in which we operate, the consummation of the acquisition of assets or operations, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our ability to integrate newly acquired operations into our existing operations, our business strategy, our business plans, our pricing strategy, our cost of goods, our inventory levels, the anticipated success and timing of various operating initiatives, our ability to increase our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our ability to leverage best practices, lessons from multiple formats and global sourcing practices, our liquidity and ability to access the capital markets, our need to repatriate cash held offshore of the United States, the outcome of litigation and other legal proceedings to which we are subject and the costs we may incur in connection therewith, the effect of economic developments on our customers, our operations and our results of operations, and other similar matters and the assumptions underlying or relating to any such statement. Such forward-looking statements include statements made in Part I, Item 3. "Legal Proceedings" in this Annual Report on Form 10-K as to our belief that the possible loss or range of any possible loss that may be incurred in connection with certain legal proceedings will not be material to our financial condition or results of operations. Forward-looking statements are often identified by the use of words or phrases such as "anticipate," "believe," "could occur," "could result," "continue," "estimate," "expect," "forecast," "guidance," "plan," "projected," "will be," "will continue," "will change," "will decrease," "will have," "will increase," and "will remain," or words or other phrases commencing with the word "will," or words or phrases that are variations of or that use such words or phrases and other similar words and phrases that denote anticipated or expected occurrences or results.
Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, which are outside our control. Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales or comparable club sales and effective tax rate for any period, business operations, business strategy, plans, goals or objectives. These factors include, but are not limited to: general economic conditions, including changes in the economy of the United States or other specific markets in which we operate, economic instability, changes in the monetary policies of the United States, the Board of Governors of the Federal Reserve System, other governments or central banks, economic crises and disruptions in the financial markets, including as a result of sovereign debt crises, governmental budget deficits, unemployment and partial employment levels, employment conditions within our markets, credit availability to consumers and businesses, levels of consumer disposable income, consumer confidence, consumer credit availability, consumer spending patterns, consumer debt levels, consumer preferences, the timing of receipt of tax refund checks by consumers, inflation, deflation, commodity prices, the cost of the goods we sell, competitive pressures, the seasonality of our business, seasonal buying patterns in the United States and our other markets, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the selling prices of fuel, the cost of healthcare and other benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability of acceptable building sites for new stores, clubs and other formats, availability of qualified labor pools in the specific markets in which we operate, zoning, land use and other regulatory restrictions, competitive pressures, accident-related costs, weather conditions patterns and events, climate change, catastrophic events and natural disasters, as well as storm and other damage to our stores, clubs, distribution centers and other facilities and store closings and other limitations on our customers' access to our stores and clubs resulting from such events and disasters, disruption in the availability of our online shopping sites on the internet, cyberattacks on our information systems, disruption in our supply chain, including availability and transport of goods from domestic and foreign suppliers, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax, labor and other laws and regulations that affect our business, including changes in corporate and personal tax rates and the imposition of new taxes and surcharges, costs of compliance with laws and regulations, the mix of our earnings from our United States and foreign operations, changes in our assessment of certain tax contingencies, valuation allowances, outcome of administrative audits, the impact of discrete items on our effective tax rate, the resolution of other tax matters, developments in and the outcome of legal and regulatory proceedings to which we are a party or are subject and the expenses associated therewith, currency exchange rate fluctuations and volatility, fluctuations in market rates of interest, and other conditions and events affecting domestic and global financial and capital markets, public health emergencies, economic and geo-political conditions and events, including civil unrest and disturbances and terrorist attacks. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty and can be affected by many factors. The accuracy of the forecast of the range of our effective tax rate for any year can be affected by other factors, including changes in assessments of certain tax contingencies, valuation allowances, outcome of administrative audits, the impact of discrete items and the mix of earnings among the Company's United States and international operations.
The foregoing list of factors that may affect our operations and financial performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors and uncertainties, which we discuss below under the caption "Item 1A. Risk Factors," and in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q. In addition, from time to time, we may disclose additional risk factors and other risks in our Quarterly Reports on Form 10-Q and disclose other risks in other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate and assumptions that we believe to be reasonable at the time such forward-looking statements are made, but because of the factors described and listed above, as well as the other risks, uncertainties and factors we disclose below and in the other reports mentioned above, as well as other risks not known to us at this time, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make or that are made on our behalf, including those made herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the way we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2013
PART I

ITEM 1.	BUSINESS
General
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") operates retail stores in various formats under 69 banners around the world and is committed to saving people money so they can live better. We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP") while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our discussion includes the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2013 ("fiscal 2013"), January 31, 2012 ("fiscal 2012") and January 31, 2011 ("fiscal 2011"). During fiscal 2013, we generated total revenues of $469.2 billion, which included net sales of $466.1 billion.
Our operations comprise three reportable business segments: Walmart U.S., Walmart International and Sam's Club.
Currently, Walmart U.S. is the largest segment of our business, accounting for approximately 59% of our fiscal 2013 net sales, and operates retail stores in various formats in all 50 states in the U.S. and Puerto Rico, as well as its online retail operations, walmart.com.
Walmart International consists of retail operations in 26 countries and generated approximately 29% of our fiscal 2013 net sales. The Walmart International segment includes numerous formats of retail stores, restaurants, wholesale clubs, including Sam's Clubs, and various retail websites that operate outside the U.S.
Sam's Club consists of membership warehouse clubs operated in 47 states in the U.S. and Puerto Rico, as well as the segment's online retail operations, samsclub.com. The Sam's Club segment accounted for approximately 12% of our fiscal 2013 net sales.
We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA.
The Development of Our Company
Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1984, we opened our first three Sam's Clubs, and in 1988, we opened our first supercenter. In 1999, we opened our first Neighborhood Market.
In 1992, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has continued to expand and at January 31, 2013, our Walmart International segment conducted retail business in 26 countries.
Our Business Segments
The Company is engaged in the operation of retail stores located throughout the U.S.; its wholly-owned subsidiaries in Argentina, Brazil, Canada, China, Japan and the United Kingdom; its majority-owned subsidiaries in Africa, Central America, Chile, China and Mexico; its joint ventures in India and China; and other controlled subsidiaries in China. The Company defines its reportable segments as those business units whose operating results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., operating under the "Walmart" or "Wal-Mart" brand, as well as walmart.com. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com.
The Company measures the results of its segments using, among other measures, each segment's operating income, which we calculate by including certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by our CODM. When we do so, the prior period amounts for segment operating income are reclassified to conform to the current period's presentation.

Walmart U.S. Segment
The Walmart U.S. segment had net sales of $274.5 billion, $264.2 billion and $260.3 billion for fiscal 2013, 2012 and 2011, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states and Puerto Rico, with supercenters in 48 states and Puerto Rico, discount stores in 44 states and Puerto Rico and Neighborhood Markets and other small store formats in 25 states and Puerto Rico. Supercenters range in size from 70,000 square feet to 260,000 square feet, with an average size of approximately 181,000 square feet. Discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 105,000 square feet. Neighborhood Markets and other small formats range in size from 1,000 square feet to 66,000 square feet, with an average size of approximately 39,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.
WALMART U.S. SEGMENT
RETAIL UNIT COUNT AND RETAIL SQUARE FEET(1)

	Walmart U.S. Supercenters					Walmart U.S. Discount Stores
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet	Opened	Closed	Conversions(2)	Total	Square Feet
Balance forward				2,453	457,472				979	105,541
2009	88	—	79	2,620	487,907	2	(4)	(79)	898	97,156
2010	49	—	86	2,755	510,757	—	(2)	(86)	810	87,721
2011	50	—	102	2,907	534,577	—	—	(102)	708	75,116
2012	43	—	79	3,029	552,237	—	—	(79)	629	66,402
2013	55	—	74	3,158	570,409	7	(1)	(74)	561	59,098

		Walmart U.S. Neighborhood Markets and Other Small Formats					Total Walmart U.S. Segment
Fiscal Year		Opened	Closed	Total	Square Feet		Opened(3)	Closed	Total	Square Feet
Balance forward				163	6,365				3,595	569,378
2009		24	(2)	185	7,193		114	(6)	3,703	592,256
2010		5	—	190	7,374		54	(2)	3,755	605,852
2011		2	(3)	189	7,374		52	(3)	3,804	617,067
2012		27	(6)	210	8,047		70	(6)	3,868	626,686
2013		79	(3)	286	11,226		141	(4)	4,005	640,733

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	Conversions of discount stores to supercenters.

(3)	Total opened, net of conversions of discount stores to supercenters.

Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including supercenters, discount stores, Neighborhood Markets and other small store formats, as well as walmart.com.

•
Grocery consists of a full line of grocery items, including meat, produce, deli, bakery, dairy, frozen foods, alcoholic and nonalcoholic beverages, floral and dry grocery, as well as consumables such as health and beauty aids, baby products, household chemicals, paper goods and pet supplies;

•	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service, movies, music, video games and books;

•	Health and wellness includes pharmacy, optical services and over-the-counter drugs;

•	Hardlines consist of stationery, automotive accessories, hardware and paint, sporting goods, fabrics and crafts and seasonal merchandise;

•	Apparel includes apparel for women, girls, men, boys and infants, shoes, jewelry and accessories; and

•	Home includes home furnishings, housewares and small appliances, bedding, home décor, outdoor living and horticulture.
The Walmart U.S. segment also offers financial services and related products, including money orders, prepaid cards, wire transfers, check cashing and bill payment. These services total less than 1% of annual sales.
Nationally advertised merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands including: "Canopy," "Equate," "Everstart," "Faded Glory," "George," "Great Value," "Hometrends," "Mainstays," "Marketside," "No Boundaries," "Ol' Roy," "Ozark Trail," "Parent's Choice," "Prima Della," "Puritan," "Spring Valley" and "White Stag." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Danskin Now," "Disney," "General Electric," "Just My Size," "OP," "Rival" and "Starter."
The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows for fiscal 2013, 2012 and 2011:

	Fiscal Years Ended January 31,
STRATEGIC MERCHANDISE UNITS	2013	2012	2011
Grocery	55%	55%	53%
Entertainment	11%	12%	12%
Health and wellness	11%	11%	11%
Hardlines	9%	9%	9%
Apparel	7%	7%	8%
Home	7%	6%	7%
Total	100%	100%	100%
Periodically, we make revisions to the categorization of the components comprising our strategic merchandise units. When revisions are made, we also adjust the previous period's presentation to maintain comparability.

Operations. Hours of operation for nearly all supercenters, and an increasing number of discount stores and Neighborhood Markets, are 24 hours each day. Hours of operation for the remaining supercenters, discount stores, Neighborhood Markets and other small store formats vary by location, but are generally 7:00 a.m. to 10:00 or 11:00 p.m., seven days a week. We accept a variety of payment methods including cash, check, debit and credit cards, electronic benefits transfer cards, a private-label store credit card issued by a third-party provider and online payments through PayPal. In addition, our pharmacy and optical departments accept payments for products and services through our customers' health benefit plans.
Seasonal Aspects of Operations. The Walmart U.S. segment's business is seasonal to a certain extent due to different calendar events, national and religious holidays, as well as different climates. Historically, its highest sales volume and segment operating income occur in the fiscal quarter ending January 31.
Competition. The Walmart U.S. segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, dollar, drug, variety and specialty stores, supercenter-type stores, hypermarkets, internet-based retailers and catalog businesses. We also compete with others for desirable sites for new retail units.
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

•	Rollbacks – our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Save Even More / Ad Match – a strategy to meet or be below a competitor's advertised price;

•	Store of the Community – a program to ensure the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located; and

•	Clean, Fast and Friendly – our commitment to deliver a great customer experience through fast, friendly service in a clean environment.
We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience.
Distribution. During fiscal 2013, approximately 81% of the Walmart U.S. segment's purchases of merchandise were shipped through our distribution facilities, which are located strategically throughout the U.S. The balance of merchandise purchased was shipped directly from suppliers. General merchandise is transported primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.
Our Walmart U.S. segment operations are supported by 133 distribution facilities, including return facilities, as of January 31, 2013. Of these 133 facilities, we owned and operated 104. We owned and third parties operated two facilities, and we leased and operated one facility. Third parties owned and operated the remaining 26 facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution facilities also service our Sam's Club segment for certain items.

Walmart International Segment
The Walmart International segment's net sales for fiscal 2013, 2012 and 2011, were $135.2 billion, $125.9 billion and $109.2 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
General. Our Walmart International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, China, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa (which includes Botswana, Ghana, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), Chile, China and Mexico; our joint ventures in China and India; and our other controlled subsidiaries in China.
Walmart International operates units in three major categories: retail, wholesale and other. These categories consist of numerous formats, including discount stores, supermarkets, supercenters, hypermarkets, retail websites, warehouse clubs, restaurants and apparel stores. Generally, retail centers range in size from 5,000 square feet to 250,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, which includes restaurants in Chile, Japan and Mexico, range in size up to 4,200 square feet. Customers can also purchase a broad assortment of merchandise and services online at various websites we operate. Also, on a limited basis, our Walmart International segment operates banks that provide consumer financing programs.
WALMART INTERNATIONAL SEGMENT
UNIT COUNT(1) AND RETAIL SQUARE FEET(2)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	—	—	21	3,789	313	24,958	305	36,590	457	7,822	—	—
2009	—	—	28	4,301	349	26,594	318	39,501	502	8,277	197	9,564
2010	—	—	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437
2011	—	—	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115
2012	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785
2013	377	19,775	94	7,531	558	32,494	379	48,354	642	9,873	329	12,671

	China		India(3)		Japan(4)		Mexico		United Kingdom		Total Walmart International
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	202	36,391	—	—	420	24,569	1,023	56,804	352	27,868	3,093	218,791
2009	225	39,973	—	—	417	24,514	1,201	63,067	358	29,011	3,595	244,802
2010	279	49,401	1	50	414	24,292	1,469	69,067	371	30,053	4,099	265,846
2011	328	56,317	5	270	414	24,513	1,730	76,229	385	31,009	4,557	286,680
2012	370	62,124	15	826	419	24,521	2,088	85,253	541	33,765	5,651	328,887
2013	393	65,801	20	1,083	438	24,448	2,353	91,488	565	34,810	6,148	348,328

(1)
"Unit Count" includes retail stores, wholesale clubs and other, which includes restaurants, drugstores and convenience stores. Walmart International unit counts, with the exception of Canada, are stated as of December 31, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31. For the balance forward, all country balances are stated as of January 31, 2008.

(2)	"Square Feet" columns are reported in thousands.

(3)	Does not include franchised retail stores in India, which are owned and operated by Bharti Retail.

(4)
All periods include the Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. The information for the balance forward and for fiscal 2009 excludes 23 Seiyu units closed in fiscal 2010.

Unit counts(1) as of January 31, 2013 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	279	98	—	377
Argentina	94	—	—	94
Brazil	461	86	11	558
Canada	379	—	—	379
Central America(4)	640	2	—	642
Chile	327	—	2	329
China	385	8	—	393
India(5)	—	20	—	20
Japan	372	—	66	438
Mexico	1,840	142	371	2,353
United Kingdom	564	—	1	565
Total	5,341	356	451	6,148

(1)
Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2012, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31, 2013.

(2)	"Other" includes restaurants, drugstores and convenience stores operating under varying banners in Brazil, Chile, Japan, Mexico and the United Kingdom.

(3)
Africa unit counts by country are Botswana (12), Ghana (1), Lesotho (3), Malawi (2), Mozambique (17), Namibia (3), Nigeria (2), South Africa (333), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (1).

(4)	Central America unit counts by country are Costa Rica (205), El Salvador (80), Guatemala (206), Honduras (72) and Nicaragua (79).

(5)	In India, the business is operated as a cash and carry business. Retail units in India are franchised and are owned and operated by Bharti Retail.

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
Seasonal Aspects of Operations. The Walmart International segment's business is seasonal to a certain extent. Historically, the segment's highest sales volume and operating income occur in our fiscal quarter ending January 31. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different climates.
Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate. We also operate restaurant chains and, on a limited basis, consumer finance operations. We compete with others for desirable sites for new retail units. Our ability to offer our customers low prices on quality merchandise determines, to a large extent, our competitive position in the countries in which Walmart International operates. EDLP is the right business model for our customers and for all of our markets, including high-growth or emerging markets. We are in the midst of a multi-year plan to transition all of our markets to EDLP. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate.
Distribution. We utilize a total of 160 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico, South Africa and the United Kingdom, including one export consolidation facility in the U.S. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2013, approximately 82% of the Walmart International segment's purchases passed through these distribution facilities. Suppliers ship the balance of the Walmart International segment's purchases directly to our stores in the various countries in which we operate. Of these 160 distribution facilities, we owned and operated 41, we owned and third parties operated 11, and we leased and operated 67. Third parties leased and operated the remaining 41 distribution facilities.

Sam's Club Segment
The Sam's Club segment had net sales of $56.4 billion, $53.8 billion and $49.5 billion for fiscal 2013, 2012 and 2011, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.
General. Sam's Clubs are membership only operations. Members include both business owners and individual consumers. Individual consumers are referred to as Advantage Members. The annual membership fee for an individual Advantage Member is $40 for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for Business Members is $35 for the primary membership card, with a spouse/household card available at no additional cost. In addition, Business Members can add up to eight business associates to their business account for $35 each. Sam's Club Plus is a premium membership program that offers additional benefits and services to both Business and Advantage Members. The annual fee for a Business or Advantage Plus Member is $100. In addition, Business Plus Members can add up to 16 business associates to their business membership for $35 each. Taxes, if applicable, are added to all membership fees.
As a membership club warehouse, Sam's Club facility sizes generally range between 71,000 and 190,000 square feet, with an average size of approximately 133,000 square feet. Sam's Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.
SAM'S CLUB SEGMENT
CLUB COUNT AND RETAIL SQUARE FEET(1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance forward			600	79,316
2009	11	—	611	80,986
2010	6	(12)	605	80,539
2011	4	—	609	81,202
2012	3	(1)	611	81,586
2013	9	—	620	82,653

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

Merchandise. Sam's Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label items such as "Member's Mark" and its own proprietary brands, "Artisan Fresh," "Bakers & Chef," "Daily Chef" and "Simply Right," in five merchandise categories, listed below.

•
Grocery and consumables includes dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;

•	Fuel and other categories consists of gasoline stations, tobacco, tools and power equipment, and tire and battery centers;

•	Technology, office and entertainment includes electronics, wireless, software, video games, movies, books, music, office supplies, office furniture and photo processing;

•	Home and apparel includes home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, housewares, toys, seasonal items, mattresses and small appliances; and

•	Health and wellness includes pharmacy, optical services and over-the-counter drugs.
The percentage of net sales for the Sam's Club segment, including online sales, by merchandise category, was as follows for fiscal 2013, 2012 and 2011:

	Fiscal Years Ended January 31,
MERCHANDISE CATEGORY	2013	2012	2011
Grocery and consumables	55%	55%	55%
Fuel and other categories	24%	24%	23%
Technology, office and entertainment	8%	8%	9%
Home and apparel	8%	8%	8%
Health and wellness	5%	5%	5%
Total	100%	100%	100%

Operations. Operating hours for Sam's Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer a Gold Key program that permits Business Members and Plus Members to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted at our clubs, including cash, check, debit cards, certain types of credit cards and private label and co-branded Discover credit cards, issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our members' health benefit plans.
Seasonal Aspects of Operations. The Sam's Club segment's business is seasonal to a certain extent due to different calendar events, national and religious holidays, as well as different climates. Historically, its highest sales volume and segment operating income occur in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, internet-based retailers and catalog businesses. Sam's Club also competes with other retailers and warehouse clubs for desirable new club sites. Our ability to offer low prices and quality merchandise and food products to meet the needs of our members largely determines our competitive position in the warehouse club industry.
Distribution. During fiscal 2013, approximately 64% of the Sam's Club segment's non-fuel purchases were shipped from the Sam's Club segment's dedicated distribution facilities or from some of the Walmart U.S. segment's distribution facilities. Suppliers shipped the balance of the Sam's Club segment's purchases directly to Sam's Club locations. As of January 31, 2013, our Sam's Club segment operations were supported by 25 distribution facilities located strategically throughout the continental United States. Of these 25 distribution facilities, we owned and operated eight. We owned and a third party operated two facilities. Third parties owned and operated the remaining 15 distribution facilities. Additionally, some of the Walmart U.S. distribution facilities also service our Sam's Club segment for certain items.
The principal focus of our Sam's Club's distribution operations is on cross-docking merchandise, while stored inventory is minimized. Cross-docking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a cross-dock facility, and sometimes less than an hour.
Sam's Club uses a combination of our private truck fleet, as well as common carriers, to transport non-perishable merchandise from distribution facilities to clubs. We contract with common carriers to transport perishable grocery merchandise from distribution facilities to clubs.

Other Segment Information
Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2013 ("Annual Report to Shareholders") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference. Note 14 also includes information regarding total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations. Portions of the Annual Report to Shareholders are included as exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein.
Employees
As of the end of fiscal 2013, the Company and its subsidiaries employed nearly 2.2 million employees ("associates") worldwide, with more than 1.3 million associates in the U.S. and more than 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and a large number of associates turn over each year.
Certain information relating to retirement-related benefits we provide to our associates is included in our Annual Report to Shareholders in Note 12 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference.
In addition to retirement-related benefits, in the U.S., the Company offers a broad range of Company-paid benefits to our associates, including store discount cards or Sam's Club memberships, bonuses based on Company performance, matching a portion of purchases through the Associate Stock Purchase Plan and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates in the U.S. The Company's medical plan in the U.S. has no lifetime maximum benefit for most expenses.
Similarly, in our operations outside the U.S., the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Executive Officers of the Registrant
The following chart names the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Neil M. Ashe	Executive Vice President, President and Chief Executive Officer, Global eCommerce, beginning in January 2012. From April 2011 to July 2011, he served as Special Advisor to the Chief Executive Officer of CBS Corporation, a mass media company. From July 2008 to April 2011, he served as President of CBS Interactive, Inc., an Internet content publisher. From October 2006 to June 2008, he served as Chief Executive Officer of CNET Networks Inc., an Internet content company.	2012	45
Rosalind G. Brewer
Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 1, 2012. From February 2011 to January 2012, she served as Executive Vice President and President of the East business unit of Walmart U.S. From February 2010 to January 2011, she served as Executive Vice President and President of the South business unit of Walmart U.S. From March 2007 to January 2010, she served as Divisional Senior Vice President of Walmart U.S., responsible for operations in the Southeast. From October 2006 to February 2007, she served as regional vice president of Walmart U.S., responsible for operations in Georgia.
		2012	50
M. Susan Chambers	Executive Vice President, Global People. From December 2003 to April 2006, she served as Executive Vice President, Risk Management, Insurance and Benefits Administration.	2006	55
Leslie A. Dach	Executive Vice President, Corporate Affairs. From March 1997 to August 2006, he served as Vice Chairman of Daniel J. Edelman, Inc.	2006	58
Michael T. Duke	President and Chief Executive Officer. From September 2005 to January 2009, he served as Vice Chairman, Wal-Mart Stores, Inc., responsible for Walmart International.	2009	63
Rollin L. Ford	Executive Vice President and Chief Administrative Officer. From May 2006 to January 2012, he served as Executive Vice President, Chief Information Officer. From February 2003 to April 2006, he served as Executive Vice President, Logistics and Supply Chain.	2012	50
Jeffrey J. Gearhart	Executive Vice President and Corporate Secretary. From July 2010 to February 2013, he served as Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel. From December 2007 to February 2009, he served as Senior Vice President, Deputy General Counsel. From September 2003 to December 2007, he served as Vice President, General Counsel, Corporate Division.	2010	48
Charles M. Holley, Jr.	Executive Vice President and Chief Financial Officer. From January 2007 to November 2010, he served as Executive Vice President, Finance and Treasurer. From December 2005 to January 2007, he served as Senior Vice President, Finance.	2010	56
C. Douglas McMillon	Executive Vice President, President and Chief Executive Officer, Walmart International. From August 2005 to January 2009, he served as Executive Vice President, President and Chief Executive Officer, Sam's Club.	2009	46
William S. Simon	Executive Vice President, President and Chief Executive Officer, Walmart U.S. From March 2007 to July 2010, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From March 2006 to March 2007, he served as Executive Vice President, Professional Services, Walmart U.S.	2010	53
S. Robson Walton	Chairman of the Board of Directors.	1992	68
Steven P. Whaley	Senior Vice President and Controller. From December 2005 to January 2007, he served as Vice President and Controller. From September 2005 to December 2005, he served as Vice President and Assistant Controller.	2007	53

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.corporate.walmart.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on the Investor Relations page of our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
A description of any substantive amendment or waiver of Walmart's Code of Ethics for the CEO and Senior Financial Officers will be disclosed on the Investor Relations page of our website at www.stock.walmart.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

ITEM 1A.	RISK FACTORS
The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.
General or macro-economic factors, both domestically and internationally, may adversely affect our financial performance.
General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. In the U.S., higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes and surcharges, other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our Walmart U.S. segment and Sam's Club segment, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods and result in slower inventory turnover and greater markdowns on inventory. Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than average incomes in the U.S. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results in our Walmart International segment.
Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in healthcare laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the U.S. and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.
We may face impediments to our expansion in the U.S., including conversions of discount stores into supercenters and opening other store formats, which may adversely affect our financial performance.
Our expansion strategy depends upon our ability to execute our retail concepts successfully in new markets within the U.S. and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets, other store formats, and Sam's Clubs and to convert existing discount stores into supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. If we are unable to open new supercenters, discount stores, Neighborhood Markets, other small formats or Sam's Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts or are otherwise not receptive to our presence in a market, our financial performance could be adversely affected.

Impediments to the expansion of our Walmart International operations could adversely affect our financial performance.
Our business strategy for our Walmart International segment includes expansion by selective acquisitions and strategic alliances that add new stores and markets to our existing Walmart International business, as well as opening new units in the countries in which we have existing operations. In the countries in which we have existing operations, new units may be opened in the formats already existing in those countries or may be opened in newly introduced formats, such as supercenters or Sam's Clubs, not previously operated in those markets. As in the U.S., our ability to open new stores or to expand or relocate existing stores in a market served by our Walmart International segment depends in large measure upon our ability to locate, hire and retain qualified personnel and our ability to acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units or to expand existing units. In addition, access to local suppliers of certain types of goods may limit our ability to add new units or to expand product selections in existing units in certain markets, especially in those markets in which consumers desire to purchase locally produced goods. Moreover, cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in the consumers in those markets not being as receptive to our retail concepts as we anticipate those consumers will be and may make an effective response to such issues more difficult to achieve. If we do not effectively execute our expansion plans for our Walmart International segment, our financial performance could be adversely affected.
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
Our failure to attract and retain qualified associates, changes in laws and other labor issues could adversely affect our financial performance.
Our ability to continue to expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, if our costs of labor or related costs increase significantly or if new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented, our financial performance could be adversely affected.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.
The retail business is highly competitive. Each of our business segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional and national retailers. Our Walmart U.S. segment competes with retailers operating discount, department, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as internet-based retailers and catalog businesses. Our Sam's Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Where necessary to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See "Item 1. Business" above for additional discussion of our competitive situation in our various operating segments.
Although the retail industry as a whole is highly fragmented, certain segments of the retail industry may undergo consolidation from time to time, which could result in increased competition and significantly alter the dynamics of the retail marketplace. Such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. Such business combinations could result in the provision of a wider variety of products and services at competitive prices by such consolidated companies, which could adversely affect our financial performance.
Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor, safety and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the U.S.'s foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food and non-food items we sell, regardless of the cause, could adversely affect our financial performance.

Our Walmart International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our business or financial performance.
We are currently engaged in the operation of retail through our wholly-owned subsidiaries in Argentina, Brazil, Canada, China, Japan and the United Kingdom; our majority-owned subsidiaries in Africa, Central America, Chile, China and Mexico; our joint ventures in India and China; and other controlled subsidiaries in China. During fiscal 2013, our Walmart International operations generated approximately 29% of our consolidated net sales. As a result of our expansion activities in countries outside the U.S., we expect that our Walmart International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our Walmart International operations, and could adversely affect our financial performance.
Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our Walmart International operations include foreign trade, monetary and fiscal policies both of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries which have historically been less stable than the U.S. Additional risks inherent in our Walmart International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries such as the UK Bribery Act. We maintain policies prohibiting such business practices and have in place enhanced global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance.
Natural disasters, changes in climate, and geo-political events could adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as the March 2011 earthquake and tsunami in Japan or Superstorm Sandy in the U.S. in 2012, and could adversely affect our financial performance.
In light of the substantial premiums payable for insurance coverage for losses caused by certain natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, earthquakes, floods and tsunamis in the current insurance market, as well as the limitations on available coverage for such losses, we have chosen to be primarily self-insured with respect to such losses. Although we maintain certain specific coverages for losses from physical damages in excess of certain amounts to guard against catastrophic losses suffered from such causes, we still bear the risk of losses that would be incurred as a result of any physical damage to, or the destruction of, any stores, clubs and distribution facilities, loss or spoilage of inventory, and business interruption caused by any such events below catastrophic levels of coverage, as well as in the event of a catastrophe, in excess of the aggregate limits of applicable coverages.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.
We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the U.S. District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. On June 21, 2004, the U.S. district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. As defined by the U.S. district court, the class included "[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart's challenged pay and management track promotions policies and practices." The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the U.S. Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs' attorneys filed an amended complaint proposing a class of current and former female associates at the Company's California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. On October 28, 2011, the attorneys for the plaintiffs in the Dukes case filed a similar complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in any Walmart region that includes stores located in the state of Texas. On October 15, 2012, the court in the Odle case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On October 2, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Middle District of Tennessee entitled Phipps v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 43, centered in Middle and Western Tennessee." On February 20, 2013, the court in the Phipps case granted the Company's motion to dismiss, and dismissed the plaintiffs' class action allegations with prejudice. On October 4, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Southern District of Florida, entitled Love v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in certain designated stores and clubs in regions centered in the state of Florida. On October 25, 2012, the Company filed a motion to dismiss the Florida complaint. Finally, on February 20, 2013, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Western District of Wisconsin, entitled Ladik v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 14, which includes Wal-Mart retail stores located in parts of Wisconsin, Illinois, Indiana and Michigan." On March 15, 2013, the Company filed its motion to dismiss the Wisconsin complaint. We discuss these cases and other litigation to which we are party in greater detail below under the caption "Item 3. Legal Proceedings" and in Note 10 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of our on-going FCPA matter.
The Audit Committee of our Board of Directors, which is composed solely of independent directors, is conducting an internal investigation into, among other things, alleged violations of the Foreign Corrupt Practices Act ("FCPA") and other alleged crimes or misconduct in connection with certain of our foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V., or Walmex, and whether we appropriately handled prior allegations of such violations and/or misconduct. We are also conducting a voluntary global review of our policies, practices and internal controls for FCPA compliance and strengthening our global anti-corruption compliance programs. Since the implementation of the global review and enhanced anti-corruption compliance programs, the Audit Committee and we have identified or been made aware of additional allegations regarding potential violations of the FCPA. Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets in which we operate, including, but not limited to, Brazil, China and India. In November 2011, we voluntarily disclosed our investigative activity to the U.S. Department of Justice (the "DOJ") and the SEC, and we have been informed by the DOJ and the SEC that we are the subject of their respective investigations into possible violations of the FCPA. A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Furthermore, lawsuits relating to the matters under investigation have been filed by several of our shareholders against us, certain of our current and former directors and officers and certain of Walmex's current and former officers.
We could be exposed to a variety of negative consequences as a result of these matters. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The existing and any additional shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or our own internal investigations and review. Moreover, we expect to continue to incur costs (in addition to the $157 million of costs incurred in fiscal 2013) in conducting our on-going review and investigations and in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations and in defending the existing and any additional shareholder lawsuits and any governmental proceedings that are instituted against us or any of our current or former officers. These matters may require the involvement of certain members of our senior management that could impinge on the time they have available to devote to other matters relating to our business. We also expect that there will be ongoing media and governmental interest, including additional news articles from media publications on these matters that could impact the perception of our role as a corporate citizen among certain audiences. Our process of assessing and responding to the governmental investigations and the shareholder lawsuits continues. While we believe that it is probable that we will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, we cannot reasonably estimate any loss or range of loss that may arise from these matters. Although we do not presently believe that these matters will have a material adverse effect on our business, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business in the future.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our Global eCommerce business, could be adversely affected.
Many of our customers shop with us over our merchandising websites, including walmart.com and samsclub.com, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online with us and with our competitors and to do comparison shopping. In addition, we offer a "site-to-store" program under which many products available for purchase online can be shipped to and picked up by the customer at his or her local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Any failure on our part to provide the necessary technological interfaces with our merchandising programs, including user friendly software applications for smart phones and tablets, could place us at a competitive disadvantage, result in the loss of online and other sales, harm our reputation with customers, have an adverse impact on the growth of our Global eCommerce business and negatively affect our results of operations.

Any failure to maintain the security of the information relating to our customers, associates and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, associates and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
As do most retailers, we receive certain personal information about our customers, and we also receive personal information concerning our associates and vendors. In addition, our online operations at www.walmart.com, www.samsclub.com and other websites depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers make numerous attempts to access the information stored in our information systems. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information. As a result of those measures, the past attempts by computer hackers to gain access to the information stored on our information systems have been unsuccessful. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, associates and vendors that we hold. Such an occurrence could adversely affect our reputation with our customers, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our online sales operations.
We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.
Although we have independent, redundant and physically separate primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. If our computer systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our computer systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our computer systems and processes, we may fail to realize the cost savings anticipated to be derived from these initiatives.
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
The number of discount stores, supercenters, Neighborhood Markets, other small formats and Sam's Clubs located in each state or territory of the United States and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2013 in the part of our Annual Report to Shareholders under the caption "Unit Counts as of January 31, 2013" that is an exhibit hereto and that information is incorporated herein by reference.
The following table provides further details of our retail units and distribution facilities, including return facilities, as of January 31, 2013:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
U.S. properties
Walmart U.S. retail units	3,480	—	525	—	4,005
Sam's Club retail units	511	—	109	—	620
Total U.S. retail units	3,991	—	634	—	4,625
Walmart U.S. distribution facilities	104	2	1	26	133
Sam's Club distribution facilities	8	2	—	15	25
Total U.S. distribution facilities	112	4	1	41	158
Total U.S. properties	4,103	4	635	41	4,783

International properties
Africa	37	—	340	—	377
Argentina	57	—	37	—	94
Brazil	208	—	350	—	558
Canada	131	—	248	—	379
Central America	180	—	462	—	642
Chile	196	—	133	—	329
China	2	—	391	—	393
India(1)	2	—	18	—	20
Japan	60	—	378	—	438
Mexico	724	—	1,629	—	2,353
United Kingdom	398	—	167	—	565
Total International retail units	1,995	—	4,153	—	6,148
International distribution facilities	41	11	67	41	160
Total International properties	2,036	11	4,220	41	6,308

Total retail units	5,986	—	4,787	—	10,773
Total distribution facilities	153	15	68	82	318
Total properties	6,139	15	4,855	82	11,091

(1)	Does not include franchised retail stores in India, which are owned and operated by Bharti Retail.
We own office facilities in Bentonville, Arkansas that serve as our home office and lease office facilities throughout the U.S. for operations and field management. The land on which our stores are located is either owned or leased by the Company. We use independent contractors to construct our buildings. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company's store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.
For further information on our distribution centers, see the caption "Distribution" provided for each of our segments under "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 10 to our Consolidated Financial Statements, entitled "Contingencies," which is one of the Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference. We refer to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
Wage-and-Hour Class Action: Braun/Hummel v. Wal-Mart, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 and 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/7/07; Supreme Court of PA, Harrisburg, PA, 10/9/11.
Gender Discrimination Class Actions: Dukes v. Wal-Mart, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. Wal-Mart, USDC, Northern Dist. of TX, Dallas Div., 10/27/11; Phipps v. Wal-Mart, USDC, Middle Dist. of TN., Nashville Div., 10/2/12; Love v. Wal-Mart, USDC, Southern Dist. of FL, Ft. Lauderdale Div., 10/4/12; Ladik v. Wal-Mart, USDC, Western Dist. of WI, 2/20/13.
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in the New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. Most, but not all, of the derivative suits have been combined into two consolidated proceedings, one of which is currently pending in the Western District of Arkansas and the other in Delaware Court of Chancery. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, Fayetteville Div, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of Arkansas, 5/31/12; (consolidation of six separately-filed suits); Emory v. Duke, et al., USDC, Western Dist. of Arkansas, 4/26/12; Austin v. Walton et al., Circuit Court of Pope County, Arkansas, 5/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12 (consolidation of seven separately-filed suits).

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that constitutes hazardous materials or hazardous waste. The Company has been informed by the U.S. Attorney's Office for the Central District of California that it is a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act (the "RCRA"), the Clean Water Act and the Hazardous Materials Transportation Statute. This U.S. Attorney's Office contends, among other things, that the use of Company trucks to transport certain returned merchandise from the Company's stores to its return centers is prohibited by RCRA because those materials may be considered hazardous waste. The government alleges that, to comply with RCRA, the Company must ship from the store certain materials as "hazardous waste" directly to a certified disposal facility using a certified hazardous waste carrier. The U.S. Attorney's Office in the Northern District of California and the U.S. Environmental Protection Agency (the "EPA") subsequently joined in this investigation. The Company contends that the practice of transporting returned merchandise to its return centers for subsequent disposition, including disposal by certified facilities, is compliant with applicable laws and regulations. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
On March 28, 2008, the Company received a Notice of Violation from the Missouri Department of Natural Resources (the "Department") alleging various violations of Missouri hazardous waste laws and regulations in connection with the activities of a third-party contractor with whom the Company had contracted for recycling services. The Department alleged that the Company provided certain items to the contractor for recycling that should have been managed as hazardous waste. As reported previously, the Company has resolved these issues with the Department. However, the EPA also has inspected the contractor's facilities, and both the EPA and the U.S. Attorney's Office for the Western District of Missouri are now conducting investigations. The Company is cooperating with these authorities. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In January 2011, the Environmental Department of Porto Alegre Municipality formally notified WMS Supermercados do Brasil Ltda, a subsidiary of the Company, of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. WMS Supermercados do Brasil Ltda is cooperating with the agency as well as the District Attorney's Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In July 2011, the Environmental Department of Bento Gonçalves Municipality notified WMS Supermercados do Brasil Ltda that it is investigating alleged soil contamination from wastewater at a store. WMS Supermercados do Brasil Ltda is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
On September 24, 2012, the Office of the District Attorney for Riverside County, California, notified the Company that it had identified potential violations of California laws regarding electronic monitors used in conjunction with underground storage tanks at a Sam's Club fuel station. The Company is cooperating with the County's investigation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions "Market price of common stock," "Listing" and "Dividends paid per share" in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is an exhibit to this Annual Report on Form 10-K and incorporated by reference herein.
Our common stock is primarily traded in the United States on the New York Stock Exchange. At March 22, 2013, the latest practicable date, there were 263,499 common stock shareholders of record.
From time to time, the Company has repurchased shares of its common stock under a $15.0 billion share repurchase program authorized by the Board of Directors on June 2, 2011 and announced on June 3, 2011. This share repurchase program has no expiration date or other restriction limiting the period over which the Company can make share repurchases and will expire only when and if the Company has repurchased $15.0 billion of its shares under the authorized program or it earlier terminates or is replaced by a newly authorized program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program for each of the three months ended January 31, 2013, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
November 1-30, 2012	8,811,708	$70.46	8,811,708	$6.1
December 1-31, 2012	15,999,077	70.07	15,999,077	4.9
January 1-31, 2013	17,477,579	68.74	17,477,579	3.7
Total	42,288,364		42,288,364

ITEM 6.	SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to all information under the caption "Five-Year Financial Summary" included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference to all information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference to all information under the sub-caption "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to all information under the captions "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Registered Public Accounting Firm" included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.

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
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. We are currently implementing a new financial system in stages and, to date, have completed implementations in Argentina, Canada, Japan, Mexico, the United Kingdom and the United States. The new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system in stages, and each implementation may become a significant component of our internal control over financial reporting. Additionally, during the fiscal year ended January 31, 2013, we began establishing shared service functions and processes on a global scale. The implementation of our global shared services is in the beginning stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Reports on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting are incorporated herein by reference to all information under the captions "Management's Report to Our Shareholders" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," respectively, included in our Annual Report to Shareholders. Such information is included in an exhibit to this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the ongoing implementation of the financial system and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of January 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Information About the Board" and "Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 2013 (our "Proxy Statement").
Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2012 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for senior financial officers and other associates required by this item is incorporated herein by reference to the information under the captions "Information About the Board—Board Committees," "Corporate Governance—Audit Committee Financial Experts" and "Corporate Governance—Board and Committee Governing Documents" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers on our website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to all information under the captions "Information About the Board – Compensation of the Directors," "Executive Compensation" and under the sub-captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" that appear under the caption "Corporate Governance" included in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to all information under the sub-captions "Holdings of Major Shareholders" and "Holdings of Officers and Directors" that appear under the caption "Stock Ownership" and all information that appears under the caption "Equity Compensation Plan Information" included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance—Related Person Transactions," under the caption "Corporate Governance—Transaction Review Policy" and under the caption "Information About the Board—Director Independence" included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance—Audit Committee Pre-Approval Policy" and under the caption "Corporate Governance—Proposal No. 2 Ratification of Independent Accountants" included in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report are as follows:
1.     Financial Statements:
See the listing of Financial Statements incorporated herein by reference to the portions of our Annual Report to Shareholders filed as Exhibit 13 hereto.
2.     Financial Statement Schedules:
Certain schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including the notes thereto.
3.     Exhibits:
The required exhibits are included at the end of the Form 10-K or are incorporated herein by reference and are described in the Exhibit Index immediately preceding the first exhibit.
(b)    Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 26, 2013	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 26, 2013	By	/s/ Michael T. Duke
Michael T. Duke
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: March 26, 2013	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 26, 2013	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 26, 2013	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2013

DATE: March 26, 2013	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 26, 2013	By	/s/ James W. Breyer
James W. Breyer
Director

DATE: March 26, 2013	By	/s/ M. Michele Burns
M. Michele Burns
Director

DATE: March 26, 2013	By	/s/ James I. Cash, Jr.
James I. Cash, Jr.
Director

DATE: March 26, 2013	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 26, 2013	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 26, 2013	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

DATE: March 26, 2013	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2013

DATE: March 26, 2013	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: March 26, 2013	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: March 26, 2013	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Director

DATE: March 26, 2013	By	/s/ Arne M. Sorenson
Arne M. Sorenson
Director

DATE: March 26, 2013	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 26, 2013	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 26, 2013	By	/s/ Linda S. Wolf
Linda S. Wolf
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2013

Exhibit Index
The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference.

3 (a)
Restated Certificate of Incorporation of the Company dated October 25, 1988, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999, are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 (File No. 333-178385).

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

+10(b)
Wal-Mart Stores, Inc. Management Incentive Plan as amended and restated effective February 1, 2008 is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 22, 2008.

+10(c)
The Rules of the ASDA Sharesave Plan 2000, as amended effective June 4, 2010, are incorporated by reference to Appendix B to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 19, 2010.

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

+10(h)	Wal-Mart Stores, Inc. Stock Incentive Plan of 2010, is incorporated by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 19, 2010.

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

+10(p)	Wal-Mart Deferred Compensation Matching Plan, effective February 1, 2012, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 29, 2011.

+10(q)
Retirement Agreement between Eduardo Castro-Wright and Wal-Mart Stores, Inc. dated September 23, 2011, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated and filed September 27, 2011.

*12	Statement regarding computation of the Earnings to Fixed Charges Ratios.

*13
Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2013. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2013 is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

*21	List of the Company's Significant Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Chief Executive Officer Section 302 Certification.

*31.2	Chief Financial Officer Section 302 Certification.

**32.1	Chief Executive Officer Section 906 Certification.

**32.2	Chief Financial Officer Section 906 Certification.

101.INS**	XBRL Instance Document.

101.SCH**+	XBRL Taxonomy Extension Schema Document.

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.