Form 10-Q
period 2013-04-30
WAL MART STORES INC
filed 2013-06-07
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2013.
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

Registrant's telephone number, including area code: (479) 273-4000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,276,677,691 shares of common stock outstanding as of June 4, 2013.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions, except share data)	2013	2012
Revenues:
Net sales	$113,429	$112,264
Membership and other income	758	746
Total revenues	114,187	113,010
Costs and expenses:
Cost of sales	86,027	85,178
Operating, selling, general and administrative expenses	21,704	21,445
Operating income	6,456	6,387
Interest:
Debt	507	503
Capital leases	67	70
Interest income	(44)	(38)
Interest, net	530	535
Income before income taxes	5,926	5,852
Provision for income taxes	1,981	1,958
Consolidated net income	3,945	3,894
Less consolidated net income attributable to noncontrolling interest	(161)	(152)
Consolidated net income attributable to Walmart	$3,784	$3,742

Net income per common share:
Basic net income per common share attributable to Walmart	$1.15	$1.10
Diluted net income per common share attributable to Walmart	1.14	1.09

Weighted-average common shares outstanding:
Basic	3,301	3,409
Diluted	3,318	3,425

Dividends declared per common share	$1.88	$1.59
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2013	2012
Consolidated net income	$3,945	$3,894
Less consolidated net income attributable to nonredeemable noncontrolling interest	(144)	(143)
Less consolidated net income attributable to redeemable noncontrolling interest	(17)	(9)
Consolidated net income attributable to Walmart	3,784	3,742

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,392)	1,472
Derivative instruments	(81)	(63)
Minimum pension liability	108	7
Other comprehensive income (loss), net of income taxes	(1,365)	1,416
Less other comprehensive income attributable to nonredeemable noncontrolling interest	(9)	(431)
Less other comprehensive income attributable to redeemable noncontrolling interest	(7)	(38)
Other comprehensive income (loss) attributable to Walmart	(1,381)	947

Comprehensive income, net of income taxes	2,580	5,310
Less comprehensive income attributable to nonredeemable noncontrolling interest	(153)	(574)
Less comprehensive income attributable to redeemable noncontrolling interest	(24)	(47)
Comprehensive income attributable to Walmart	$2,403	$4,689
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,855	$7,781	$8,117
Receivables, net	6,191	6,768	5,574
Inventories	43,138	43,803	41,284
Prepaid expenses and other	1,992	1,588	2,301
Total current assets	60,176	59,940	57,276
Property and equipment:
Property and equipment	167,087	165,825	158,329
Less accumulated depreciation	(53,395)	(51,896)	(47,600)
Property and equipment, net	113,692	113,929	110,729
Property under capital leases:
Property under capital leases	5,893	5,899	5,978
Less accumulated amortization	(3,154)	(3,147)	(3,235)
Property under capital leases, net	2,739	2,752	2,743

Goodwill	19,734	20,497	21,003
Other assets and deferred charges	5,846	5,987	5,349
Total assets	$202,187	$203,105	$197,100

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6,255	$6,805	$5,799
Accounts payable	36,770	38,080	37,068
Dividends payable	4,649	—	4,059
Accrued liabilities	17,282	18,808	16,661
Accrued income taxes	2,318	2,211	2,560
Long-term debt due within one year	5,967	5,587	2,509
Obligations under capital leases due within one year	311	327	322
Total current liabilities	73,552	71,818	68,978

Long-term debt	41,536	38,394	42,956
Long-term obligations under capital leases	3,015	3,023	3,040
Deferred income taxes and other	7,694	7,613	7,735
Redeemable noncontrolling interest	549	519	456

Commitments and contingencies

Equity:
Common stock	329	332	339
Capital in excess of par value	3,399	3,620	3,625
Retained earnings	68,489	72,978	65,463
Accumulated other comprehensive income (loss)	(1,968)	(587)	(463)
Total Walmart shareholders' equity	70,249	76,343	68,964
Nonredeemable noncontrolling interest	5,592	5,395	4,971
Total equity	75,841	81,738	73,935
Total liabilities and equity	$202,187	$203,105	$197,100
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions and exclude redeemable noncontrolling interest)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2013	3,314	$332	$3,620	$72,978	$(587)	$76,343	$5,395	$81,738
Consolidated net income	—	—	—	3,784	—	3,784	144	3,928
Other comprehensive income, net of income taxes	—	—	—	—	(1,381)	(1,381)	9	(1,372)
Cash dividends declared ($1.88 per share)	—	—	—	(6,190)	—	(6,190)	—	(6,190)
Purchase of Company stock	(30)	(3)	(102)	(2,065)	—	(2,170)	—	(2,170)
Other	3	—	(119)	(18)	—	(137)	44	(93)
Balances as of April 30, 2013	3,287	$329	$3,399	$68,489	$(1,968)	$70,249	$5,592	$75,841
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2013	2012
Cash flows from operating activities:
Consolidated net income	$3,945	$3,894
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,194	2,106
Deferred income taxes	128	(149)
Other operating activities	(370)	(413)
Changes in certain assets and liabilities:
Receivables, net	567	494
Inventories	584	(150)
Accounts payable	(743)	(21)
Accrued liabilities	(1,527)	(1,714)
Accrued income taxes	116	1,387
Net cash provided by operating activities	4,894	5,434

Cash flows from investing activities:
Payments for property and equipment	(2,968)	(2,375)
Proceeds from the disposal of property and equipment	35	50
Other investing activities	(63)	(111)
Net cash used in investing activities	(2,996)	(2,436)

Cash flows from financing activities:
Net change in short-term borrowings	(551)	1,763
Proceeds from issuance of long-term debt	4,977	5
Payments of long-term debt	(1,088)	(545)
Dividends paid	(1,549)	(1,352)
Purchase of Company stock	(2,246)	(1,589)
Other financing activities	(284)	(89)
Net cash used in financing activities	(741)	(1,807)

Effect of exchange rates on cash and cash equivalents	(83)	376

Net increase in cash and cash equivalents	1,074	1,567
Cash and cash equivalents at beginning of year	7,781	6,550
Cash and cash equivalents at end of period	$8,855	$8,117
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during April 2013 that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different weather patterns. Historically, the Company's highest sales volume and operating income occur in the fiscal quarter ending January 31.
Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact the Company's operating income or consolidated net income.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from:

•	insurance companies resulting from pharmacy sales;

•	banks for customer credit cards, debit cards and electronic bank transfers that take in excess of seven days to process;

•	consumer financing programs in certain international operations;

•	suppliers for marketing or incentive programs; and

•	real estate transactions.
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.1 billion, net of a reserve for doubtful accounts of $97 million at April 30, 2013, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $115 million at January 31, 2013. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The Walmart International segment's inventories are primarily valued by the retail method of accounting, using the first-in, first-out ("FIFO") method. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam’s Club segment's inventories are valued based on the weighted-average cost using the LIFO method. At April 30, 2013 and January 31, 2013, the Company's inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recently Adopted or New Accounting Pronouncements
No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's net income, financial position or cash flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2013 and 2012.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended
	April 30,
(Amounts in millions, except share data)	2013	2012
Numerator
Consolidated net income	$3,945	$3,894
Less consolidated net income attributable to noncontrolling interest	(161)	(152)
Consolidated net income attributable to Walmart	$3,784	$3,742

Denominator
Weighted-average common shares outstanding, basic	3,301	3,409
Dilutive impact of stock options and other share-based awards	17	16
Weighted-average common shares outstanding, diluted	3,318	3,425

Net income per common share attributable to Walmart
Basic	$1.15	$1.10
Diluted	1.14	1.09

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the three months ended April 30, 2013:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2013	$47	$129	$(763)	$(587)
Other comprehensive income (loss) before reclassifications	(1,408)	(91)	106	(1,393)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	2	12
Balances as of April 30, 2013	$(1,361)	$48	$(655)	$(1,968)
Amounts reclassified from accumulated other comprehensive income (loss) are generally included in interest, net, in the Company's Condensed Consolidated Statements of Income, except for amounts related to the minimum pension liability category, which are included in the computation of net periodic pension costs.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of April 30, 2013 and January 31, 2013.
Note 4. Long-term Debt
Information on significant long-term debt issued during the three months ended April 30, 2013, is as follows:

(Amounts in millions)
Issue Date	Maturity Date	Interest Rate	Principal Amount
April 11, 2013	April 11, 2016	0.600%	$1,000
April 11, 2013	April 11, 2018	1.125%	1,250
April 11, 2013	April 11, 2023	2.550%	1,750
April 11, 2013	April 11, 2043	4.000%	1,000
Total			$5,000
The aggregate net proceeds from these long-term debt issuances were approximately $5.0 billion. The notes of each series require semi-annual interest payments on April 11 and October 11 of each year, with the first interest payment commencing on October 11, 2013. Unless previously purchased and canceled, the Company will repay the notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, the Company has the right to redeem any or all of the notes that mature on April 11, 2023, at any time on or after January 11, 2023, and to redeem any or all of the notes that mature on April 11, 2043, at any time on or after October 11, 2042, in each case at 100% of the principal amount, together with the accrued and unpaid interest thereon to, but excluding, the date of redemption. The notes of each series are senior, unsecured obligations of the Company and are not convertible or exchangeable.

Note 5. Fair Value Measurements
The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an ordinary transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:

•	Level 1: observable inputs such as quoted prices in active markets;

•	Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3: unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2013 and January 31, 2013, the notional amounts and fair values of these derivatives are as follows:

	April 30, 2013		January 31, 2013
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$2,945	$23	$3,445	$60
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	236	1,250	223
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,870	190	2,944	230
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	994	(4)	1,056	(8)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	2,500	(62)	5,000	10
Total	$10,559	$383	$13,695	$515
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2013, or for the fiscal year ended January 31, 2013.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2013 and January 31, 2013, are as follows:

	April 30, 2013		January 31, 2013
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$47,503	$55,256	$43,981	$50,664

Note 6. Derivative Financial Instruments
The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative financial instrument will change. In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company's derivative financial instruments is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate.
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $399 million and $413 million at April 30, 2013 and January 31, 2013, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at April 30, 2013 or January 31, 2013. The Company records cash collateral paid as amounts receivable from the counterparties exclusive of any derivative liability.
The Company uses derivative financial instruments for the purpose of hedging its exposure to interest and currency exchange rate risks and, accordingly, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is recorded using hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any hedge ineffectiveness is immediately recognized in earnings. The Company's net investment and cash flow instruments are highly effective hedges and the ineffective portion has not been, and is not expected to be, significant. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
Fair Value Instruments
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items and, accordingly, do not impact the Company's Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from May 2013 to May 2014.
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments, as well as its currency exchange rate fluctuation exposure associated with the forecasted payments of principal and interest of non-U.S. denominated debt. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment of the related investment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). The Company had £2.5 billion and ¥275 billion of outstanding long-term debt designated as hedges of its net investments in the United Kingdom and Japan, respectively, at April 30, 2013 and January 31, 2013. These nonderivative net investment hedges will mature on dates ranging from August 2013 to January 2039.

Cash Flow Instruments
The Company is a party to receive variable-rate, pay fixed-rate interest rate swaps that the Company uses to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest payments are made on the Company's variable-rate debt, converting the variable-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are remeasured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative's cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that remeasurement and the adjustment to earnings for the period's allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from September 2029 to March 2034.
The Company also uses forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps"), to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for U.S.-denominated 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through May 2044. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur. During the three months ended April 30, 2013, the Company terminated forward starting swaps with an aggregate notional amount of $2.5 billion by making a cash payment to the related counterparties of $74 million in connection with the debt issuances described in Note 4. The $74 million loss was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt, effectively adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps.
Financial Statement Presentation
Although subject to master netting arrangements, the Company does not offset derivative assets and derivative liabilities in its Condensed Consolidated Balance Sheets. Derivative instruments with an unrealized gain are recorded in the Company's Condensed Consolidated Balance Sheets as either a current or a non-current asset, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either a current or a non-current liability, based on maturity date.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2013			January 31, 2013
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$11	$—	$—	$29	$—	$—
Other assets and deferred charges	12	236	241	31	223	327
Derivative asset subtotals	$23	$236	$241	$60	$223	$327

Accrued liabilities	$—	$—	$2	$—	$—	$4
Deferred income taxes and other	—	—	115	—	—	91
Derivative liability subtotals	$—	$—	$117	$—	$—	$95

Nonderivative hedging instruments
Long-term debt due within one year	$—	$767	$—	$—	$818	$—
Long-term debt	—	5,921	—	—	6,145	—
Nonderivative hedge liability subtotals	$—	$6,688	$—	$—	$6,963	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are included in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On June 6, 2013, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $712 million of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, which was announced on June 7, 2013. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases for the three months ended April 30, 2013 and 2012, under the recently replaced share repurchase program, was as follows:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	30.8	26.3
Average price paid per share	$72.87	$60.43
Total share repurchases	$2,246	$1,589
Note 8. Common Stock Dividends
On February 21, 2013, the Board of Directors approved an increase in the annual dividend for fiscal 2014 to $1.88 per share, an increase of approximately 18% over the $1.59 per share dividend paid in fiscal 2013. For fiscal 2014, the annual dividend will be paid in four quarterly installments of $0.47 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2013	April 1, 2013
May 10, 2013	June 3, 2013
August 9, 2013	September 3, 2013
December 6, 2013	January 2, 2014
The dividend installments payable on April 1, 2013 and June 3, 2013, were paid as scheduled.

Note 9. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's Condensed Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company's shareholders. Unless stated otherwise, the matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition or results of operations.
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Pennsylvania Superior Court of Appeals on August 19, 2009. On June 10, 2011, the court issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. The Company served its opening brief in the Pennsylvania Supreme Court on October 22, 2012, plaintiffs served their response brief on January 22, 2013, and the Company served its reply on February 28, 2013. Oral argument was held in the Pennsylvania Supreme Court on May 8, 2013. No decision has been issued. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. As defined by the district court, the class included "[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart's challenged pay and management track promotions policies and practices." The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs' attorneys filed an amended complaint proposing a class of current and former female associates at the Company's California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. The plaintiffs filed a motion for class certification on April 15, 2013, and the Company filed its response on May 31, 2013.
On October 28, 2011, the attorneys for the plaintiffs in the Dukes case filed a similar complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in any Walmart region that includes stores located in the state of Texas. On October 15, 2012, the court in the Odle case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On October 2, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Middle District of Tennessee entitled Phipps v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 43, centered in Middle and Western Tennessee." On February 20, 2013, the court in the Phipps case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class action allegations. On October 4, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Southern District of Florida, entitled Love v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in certain designated stores and clubs in regions centered in the state of Florida. On October 25, 2012, the Company filed a motion to dismiss the Florida complaint. Finally, on February 20, 2013, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Western District of Wisconsin, entitled Ladik v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 14, which includes Wal-Mart retail stores located in parts of Wisconsin, Illinois, Indiana and Michigan." On May 24, 2013, the court in the Ladik case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations.

Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these matters will be material to the Company's financial condition or results of operations.
Hazardous Materials Matters: On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that may constitute hazardous materials or hazardous waste. The U.S. Attorney's Office for the Northern District of California subsequently joined in the initial investigation. In January 2008, the U.S. Attorney's Office for the Western District of Missouri opened an investigation regarding pesticides that were shipped to a third-party contractor with whom the Company had contracted for recycling services. The U.S. Environmental Protection Agency ("EPA") also entered into discussions with the Company in connection with the investigations. The investigations by the governmental entities involved potential violations of the Clean Water Act, the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and the Resource Conservation and Recovery Act ("RCRA").
On May 28, 2013, the Company entered into a plea agreement in United States District Court for the Northern District of California for negligent misdemeanor violations of the Clean Water Act, which also covers the violations alleged in the United States District Court for the Central District of California, as well as entering into a plea agreement in the United States District Court for the Western District of Missouri regarding misdemeanor violations of FIFRA. The California plea agreement provides for two years of unsupervised probation of the Company and the Missouri plea agreement provides for three years of unsupervised probation by the Company (the "Plea Agreements"). The Company also entered into a consent agreement and final order with the EPA with respect to certain civil provisions of RCRA and FIFRA (the "Consent Agreement"). The Consent Agreement, which has a term of five years, requires the Company to maintain its existing environmental compliance, training and reporting programs, along with certain enhancements. The Plea Agreements will require compliance with the Consent Agreement during the unsupervised probationary periods. As part of the Plea Agreements and the Consent Agreement, the Company will pay fines, penalties and community service payments aggregating approximately $82 million to the governmental entities. The aggregate payment of the penalties, fines and community service payments had been previously accrued, will not impact the Company's current fiscal year results of operations and will not be material to the Company's financial condition.
The Company and the EPA entered into an Interim Administrative Agreement, which became effective upon acceptance of the Plea Agreements by the federal courts in California and Missouri (the "Interim Agreement"). The Interim Agreement requires the maintenance of the Company's existing global ethics program and office, semi-annual reporting by the Company to the EPA with respect to the federal environmental laws, as well as certain other federal statutes where the Company identifies a violation under any such laws by any of its officers in the United States. To facilitate the Company's compliance with the Interim Agreement, the Company, at its expense, will have an independent monitor who reviews the Company's reports that are submitted to the EPA and confirms the Company's compliance with the Interim Agreement and the Consent Agreement to the EPA. Upon entering into the Interim Agreement and through ongoing material compliance with the Plea Agreements, the Consent Agreement, and the Interim Agreement, the Company will not be disqualified or barred from participating in federal government programs due to the misdemeanor violations of the Clean Water Act and FIFRA in the Plea Agreements. The Interim Agreement extends until the FCPA investigations currently being conducted by the U.S. Department of Justice and the Securities and Exchange Commission, respectively, are resolved.
FCPA Investigation and Related Matters
The Audit Committee (the "Audit Committee") of the Board of Directors of the Company, which is composed solely of independent directors, is conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. ("Walmex"), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters.
The Company is also conducting a voluntary global review of its policies, practices and internal controls for FCPA compliance. The Company is engaged in strengthening its global anti-corruption compliance programs through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance programs, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations are reported or identified, the Audit Committee and the Company, together with their third party advisors, conduct inquiries and when warranted based on those inquiries, open investigations. Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets where the Company operates, including, but not limited to, Brazil, China and India.

The Company has been informed by the DOJ and the SEC that it is also the subject of their respective investigations into possible violations of the FCPA. The Company is cooperating with the investigations by the DOJ and the SEC. A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Walmex is cooperating with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation have been filed by several of the Company's shareholders against it, certain of its current directors, certain of its former directors, certain of its current and former officers and certain of Walmex's current and former officers.
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. The Company incurred expenses of approximately $73 million during the three months ended April 30, 2013, related to these matters (approximately $44 million of the expenses represent costs incurred for the ongoing inquiries and investigations and $29 million covers costs regarding the global compliance review, program enhancements and organizational changes). These matters may require the involvement of certain members of the Company's senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company expects that there will be on-going media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.
The Company's process of assessing and responding to the governmental investigations and the shareholder lawsuits continues. While the Company believes that it is probable that it will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, the Company cannot reasonably estimate any loss or range of loss that may arise from these matters. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 10. Segments
The Company is engaged in the operations of retail stores located in the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable business segments: Walmart U.S., Walmart International, and Sam's Club. The Company defines its segments as those business units whose operating results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenue for each of these individual products and services.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S. operating under the "Walmart" or "Wal-Mart" brands, as well as walmart.com. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as dictated by the information regularly reviewed by its CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2013	2012
Net sales:
Walmart U.S.	$66,553	$66,333
Walmart International	33,005	32,077
Sam's Club	13,871	13,854
Net sales	$113,429	$112,264
Operating income by segment, as well as for corporate and support, and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2013	2012
Operating income (loss):
Walmart U.S.	$5,329	$5,033
Walmart International	1,256	1,318
Sam's Club	525	489
Corporate and support	(654)	(453)
Operating income	6,456	6,387
Interest, net	530	535
Income before income taxes	$5,926	$5,852

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") operates retail stores in various formats around the world and is committed to saving people money so they can live better. Our operations consist of three reportable business segments: Walmart U.S., Walmart International and Sam's Club. The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., operating under the "Walmart" or "Wal-Mart" brand, as well as walmart.com. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Corporate overhead and other items not allocated to any of the Company's segments are included in "Corporate and support".
At Walmart U.S., we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam's Club is to provide exceptional value on brand name and private label merchandise at "members only" prices for both business and personal use. Internationally, we operate with similar philosophies.
Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different weather patterns. Historically, our highest sales volume and operating income occur in the fiscal quarter ending January 31.
This discussion, which presents the results of Walmart and its consolidated subsidiaries for periods occurring in the fiscal years ended January 31, 2014 ("fiscal 2014") and January 31, 2013 ("fiscal 2013"), should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2013, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2013, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2013, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using, among other measures, each segment's operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income or other measures, including any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation. The amounts disclosed for "Corporate and support" in the leverage discussion of the Company's performance metrics consist of corporate overhead and other items not allocated to any of the Company's segments.
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions, as well as sales initiated online. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.

In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period's currency exchange rates, and the comparable prior year period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, we are referring to our operating results without the impact of the currency exchange rate fluctuations and without the impact of acquisitions until the acquisitions are included in both comparable periods. The disclosure of constant currency amounts or results permits investors to understand better Walmart's underlying performance without the effects of currency exchange rate fluctuations or acquisitions. Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company and the Walmart International segment in the future.
We made certain reclassifications to prior period amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not impact the Company's operating income or consolidated net income. Additionally, certain prior period segment asset and expense allocations have been reclassified among segments to be comparable with the current period presentation.
Company Performance Metrics
The Company's performance metrics emphasize three priorities for improving shareholder value: growth, leverage and returns. The Company's priority of growth focuses on sales through comparable store and club sales and unit square feet growth; the priority of leverage encompasses the Company's objective to increase its operating income at a faster rate than the growth in net sales by growing its operating, selling, general and administrative expenses ("operating expenses") at a slower rate than the growth of its net sales; and the priority of returns focuses on how efficiently the Company employs its assets through return on investment and how effectively the Company manages working capital through free cash flow.
Growth
Net Sales

	Three Months Ended April 30,
	2013			2012
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$66,553	58.7%	0.3%	$66,333	59.1%
Walmart International	33,005	29.1%	2.9%	32,077	28.6%
Sam's Club	13,871	12.2%	0.1%	13,854	12.3%
Net sales	$113,429	100.0%	1.0%	$112,264	100.0%
Our consolidated net sales increased 1.0% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase in net sales was due to 3.4% year-over-year growth in retail square feet, as well as $200 million of net sales from acquisitions made in fiscal 2013. The increase in net sales was partially offset by negative comparable sales across the Company and $1.0 billion of negative impact from fluctuations in currency exchange rates. The net sales for the three months ended April 30, 2012, also included an extra day due to leap year, which impacted the net sales comparison approximately 1.0%.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including sales initiated online, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three months ended April 30, 2013 and 2012, were as follows:

	Three Months Ended April 30,
	2013	2012	2013	2012
	With Fuel		Fuel Impact
Walmart U.S.	(1.9)%	4.2%	0.0%	0.0%
Sam's Club	(0.9)%	7.5%	(0.4)%	0.8%
Total U.S.	(1.7)%	4.8%	0.0%	0.2%

Leverage
Operating Income

	Three Months Ended April 30,
	2013			2012
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,329	82.5%	5.9%	$5,033	78.8%
Walmart International	1,256	19.5%	(4.7)%	1,318	20.6%
Sam's Club	525	8.1%	7.4%	489	7.7%
Corporate and support	(654)	(10.1)%	44.4%	(453)	(7.1)%
Operating income	$6,456	100.0%	1.1%	$6,387	100.0%
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
Operating Expenses
For the three months ended April 30, 2013, operating expenses increased 1.2%, when compared to the same period in the previous fiscal year, while net sales increased 1.0%, when compared to the same period in the previous fiscal year. Operating expenses increased primarily due to continued investment in our Global eCommerce initiatives, as well as costs incurred related to matters involving the Foreign Corrupt Practices Act ("FCPA") of $73 million for the three months ended April 30, 2013. Slightly offsetting the increase in operating expenses was a decline in associate incentive expense for the three months ended April 30, 2013.
Operating Income
For the three months ended April 30, 2013, operating income grew by 1.1%, when compared to the same period in the previous fiscal year, while net sales increased by 1.0%, when compared to the same period in the previous fiscal year. Although fluctuations in currency exchange rates negatively impacted operating income by $7 million, we met our objective of growing operating income at a faster rate than net sales by increasing our gross profit as a percentage of net sales ("gross profit rate") for the three months ended April 30, 2013.
Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 17.8% and 18.1% for the trailing twelve-month periods ended April 30, 2013 and 2012, respectively. The decline in ROI was primarily due to the impact of acquisitions and an increase in property and equipment.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing twelve months multiplied by a factor of eight. When we have discontinued operations, we exclude the impact of the discontinued operations.
ROI is considered a non-GAAP financial measure. We consider return on assets ("ROA") to be the financial measure computed in accordance with generally accepted accounting principles ("GAAP") that is the most directly comparable financial measure to ROI as we calculate that financial measure. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods other companies use to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2013	2012
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,870	$27,049
+ Interest income	193	157
+ Depreciation and amortization	8,589	8,251
+ Rent	2,631	2,515
= Adjusted operating income	$39,283	$37,972

Denominator
Average total assets(1)	$199,644	$191,663
+ Average accumulated depreciation and amortization(1)	53,692	49,761
- Average accounts payable(1)	36,919	35,775
- Average accrued liabilities(1)	16,972	16,334
+ Rent x 8	21,048	20,120
= Average invested capital	$220,493	$209,435
Return on investment (ROI)	17.8%	18.1%

CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$17,807	$16,770
Denominator
Average total assets(1)	$199,644	$191,663
Return on assets (ROA)	8.9%	8.7%

	As of April 30,
	2013	2012	2011
Certain Balance Sheet Data
Total assets	$202,187	$197,100	$186,225
Accumulated depreciation and amortization	56,549	50,835	48,686
Accounts payable	36,770	37,068	34,481
Accrued liabilities	17,282	16,661	16,006

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $1.9 billion for the three months ended April 30, 2013, compared to free cash flow of $3.1 billion for the three months ended April 30, 2012. The decline in free cash flow was primarily due to the timing of income tax payments, resulting largely from changes in federal bonus depreciation rules, and an increase in capital expenditures when compared to the same period in the previous fiscal year.
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures as the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows.
Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by other companies to calculate their free cash flow before comparing our free cash flow to that of such other companies.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Three Months Ended April 30,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$4,894	$5,434
Payments for property and equipment	(2,968)	(2,375)
Free cash flow	$1,926	$3,059

Net cash used in investing activities(1)	$(2,996)	$(2,436)
Net cash used in financing activities	(741)	(1,807)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three months ended April 30, 2013 and 2012

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2013	2012
Total revenues	$114,187	$113,010
Percentage change from comparable period	1.0%	8.5%
Net sales	$113,429	$112,264
Percentage change from comparable period	1.0%	8.6%
Total U.S. calendar comparable store and club sales increase (decrease)	(1.7)%	4.8%
Gross profit margin as a percentage of net sales	24.2%	24.1%
Operating income	$6,456	$6,387
Operating income as a percentage of net sales	5.7%	5.7%
Net income	$3,945	$3,894
Unit counts	10,857	10,231
Retail square feet	1,077	1,041
Our total revenues increased 1.0% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year, as a result of increases in net sales, which also increased 1.0% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase in net sales was due to 3.4% year-over-year growth in retail square feet, as well as $200 million of net sales from acquisitions made in fiscal 2013. The increase in net sales was partially offset by negative comparable sales across the Company and $1.0 billion of negative impact from fluctuations in currency exchange rates. Net sales for the three months ended April 30, 2012, also included an extra day due to leap year, which impacted the net sales comparison approximately 1.0%.
Our gross profit rate remained relatively flat for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. Increases in the gross profit rate for Walmart U.S. and Sam's Club were mostly offset by a decrease in the gross profit rate for Walmart International.
We did not leverage expenses for the three months ended April 30, 2013. However, operating expenses, as a percentage of net sales, remained relatively flat for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. Operating expenses for the three months ended April 30, 2013, included increased investments in Global eCommerce and FCPA-related costs.
Our effective income tax rate was 33.4% for the three months ended April 30, 2013, which is relatively flat compared to the effective income tax rate for the same period in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.9 billion of consolidated net income for the three months ended April 30, 2013, an increase of $51 million compared to the consolidated net income for the three months ended April 30, 2012. Diluted net income per common share attributable to Walmart ("EPS") was $1.14 for the three months ended April 30, 2013, which included incremental expenses of approximately of $0.02 from investments in Global eCommerce initiatives. EPS for the three months ended April 30, 2012 was $1.09. As previously disclosed, we expect incremental expenses related to our e-commerce operations to impact fiscal 2014 EPS by approximately $0.09 per share.

Walmart U.S. Segment
Three months ended April 30, 2013 and 2012

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2013	2012
Net sales	$66,553	$66,333
Percentage change from comparable period	0.3%	5.8%
Calendar comparable store sales increase (decrease)	(1.9)%	4.2%
Operating income	$5,329	$5,033
Operating income as a percentage of net sales	8.0%	7.6%
Unit counts	4,043	3,886
Retail square feet	644	629
Net sales for the Walmart U.S. segment increased 0.3% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 2.5%, partially offset by a 1.9% decline in comparable store sales, as we believe our core customers were negatively impacted by a reduction in income tax refunds compared to the previous fiscal year and a 2% increase in the payroll tax rate. In addition, comparable store sales were also impacted by lower inflation and unfavorable weather conditions in many areas of the U.S. The net sales for the three months ended April 30, 2012, also included an extra day due to leap year, which impacted the net sales comparison approximately 1.0%.
Gross profit rate increased 10 basis points for the three months ended April 30, 2013, compared to the same period in the previous fiscal year. The increase in the gross profit rate was due, in part, to supply chain productivity and cost of goods savings initiatives.
Walmart U.S. leveraged expenses during the three months ended April 30, 2013, as operating expenses, as a percentage of segment net sales, declined 32 basis points compared to the same period in the previous fiscal year. The decrease in operating expenses was primarily due to a decline in incentive expense, which was at a historically high level in the comparable period in the previous fiscal year.
Walmart International Segment
Three months ended April 30, 2013 and 2012

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2013	2012
Net sales	$33,005	$32,077
Percentage change from comparable period	2.9%	15.0%
Operating income	$1,256	$1,318
Operating income as a percentage of net sales	3.8%	4.1%
Unit counts	6,194	5,733
Retail square feet	350	331
Net sales for the Walmart International segment increased 2.9% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 5.8%, $200 million of net sales from acquisitions made in fiscal 2013 and positive comparable sales in each country in which we operate except for Canada and Japan. The increase in net sales was partially offset by $1.0 billion of negative impact from fluctuations in currency exchange rates. The net sales for the three months ended April 30, 2012, also included an extra day due to leap year, which impacted the net sales comparison approximately 1.0%.
Gross profit rate decreased 11 basis points for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year, due to the impact of sales mix and price investment in several markets.
Walmart International did not leverage operating expenses for the three months ended April 30, 2013, as operating expenses, as a percentage of segment net sales, increased 13 basis points when compared to the same period in the previous fiscal year. Lower net sales than anticipated, wage inflation, higher indirect taxes and strategic investments, including price investments in several markets, and investments in e-commerce, each contributed to our increase in operating expenses as a percentage of net sales.

Sam's Club Segment
Three months ended April 30, 2013 and 2012
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect on the Sam's Club segment's fuel sales, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2013	2012
Including Fuel
Net sales	$13,871	$13,854
Percentage change from comparable period	0.1%	7.9%
Calendar comparable club sales increase (decrease)	(0.9)%	7.5%
Operating income	$525	$489
Operating income as a percentage of net sales	3.8%	3.5%
Unit counts	620	612
Retail square feet	83	81

Excluding Fuel
Net sales	$12,157	$12,093
Percentage change from comparable period	0.5%	7.1%
Calendar comparable club sales increase (decrease)	(0.5)%	6.7%
Operating income	$519	$487
Operating income as a percentage of net sales	4.3%	4.0%
Net sales for the Sam's Club segment increased 0.1% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 1.5%, partially offset by a 0.9% decrease in comparable club sales. Comparable club sales were negatively impacted by a loss of a sales day due to leap year in the same period in the previous fiscal year, a reduction in average fuel sales prices, which was partially offset by an increase in fuel sales volume, and unfavorable weather.
Gross profit rate increased 7 basis points for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The gross profit rate increased due to improved margin on fuel sales as well as more favorable mix, including softer sales in lower margin categories, such as tobacco and beverage. The increase was partially offset by our continued investment in price.
Membership and other income increased 6.5% for the three months ended April 30, 2013, when compared to the same period in the previous fiscal year. The increase was primarily a result of improved contract terms relating to the profit sharing arrangement with our credit card provider and a 2.4% increase in net membership income for the three months ended April 30, 2013, driven by Advantage member growth, offsetting slight declines from Business members.
Sam's Club leveraged expenses during the three months ended April 30, 2013, as operating expenses, as a percentage of segment net sales, declined 6 basis points compared to the same period in the previous fiscal year. The decrease in operating expenses as a percentage of net sales was primarily driven by a decline in incentive expenses.

Liquidity and Capital Resources
Liquidity
Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global expansion activities. Generally, some or all of the remaining available cash flow, if any, funds all or part of the dividends on our common stock and share repurchases.

	Three Months Ended April 30,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$4,894	$5,434
Payments for property and equipment	(2,968)	(2,375)
Free cash flow	$1,926	$3,059

Net cash used in investing activities(1)	$(2,996)	$(2,436)
Net cash used in financing activities	(741)	(1,807)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Net cash provided by operating activities was $4.9 billion and $5.4 billion for the three months ended April 30, 2013 and 2012, respectively. The decline in net cash provided by operating activities was primarily due to the timing of income tax payments, resulting largely from changes in federal bonus depreciation rules.
Cash Equivalents and Working Capital
Cash and cash equivalents were $8.9 billion and $8.1 billion at April 30, 2013 and 2012, respectively. Our working capital deficits were $13.4 billion and $11.7 billion at April 30, 2013 and 2012, respectively. The increase in our working capital deficit is primarily attributable to the increase in our long-term debt due within one year. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of dividends.
We employ financing strategies in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations. If our intentions were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of April 30, 2013 and January 31, 2013, approximately $910 million and $876 million respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $3.0 billion and $2.4 billion during the three months ended April 30, 2013 and 2012, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores. We continue to expect fiscal 2014 total capital expenditures for property and equipment to range between $12.0 billion and $13.0 billion.

Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.
Short-Term Borrowings
Short-term borrowings decreased by $551 million during the three months ended April 30, 2013, compared to an increase of $1.8 billion during the same period in the previous fiscal year. Although our short-term borrowings decreased for the three months ended April 30, 2013, favorable interest rates available to us have allowed us to continue to utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes, as needed.
Long-Term Debt
Information on significant long-term debt issued during the first quarter of fiscal 2014, is as follows:

(Amounts in millions)
Issue Date	Maturity Date	Interest Rate	Principal Amount
April 11, 2013	April 11, 2016	0.600%	$1,000
April 11, 2013	April 11, 2018	1.125%	1,250
April 11, 2013	April 11, 2023	2.550%	1,750
April 11, 2013	April 11, 2043	4.000%	1,000
Total			$5,000
Proceeds from the issuance of long-term debt during the three months ended April 30, 2013 were approximately $5.0 billion, which were used to pay down or refinance existing debt and for other general corporate purposes.
Dividends
On February 21, 2013, the Board of Directors approved an increase in the annual dividend for fiscal 2014 to $1.88 per share, an increase of approximately 18% over the $1.59 per share dividend paid in fiscal 2013. For fiscal 2014, the annual dividend will be paid in four quarterly installments of $0.47 per share, according to the following record and payable dates:

Record Date	Payable Date
March 12, 2013	April 1, 2013
May 10, 2013	June 3, 2013
August 9, 2013	September 3, 2013
December 6, 2013	January 2, 2014
The dividend installments payable on April 1, 2013 and June 3, 2013, were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On June 6, 2013, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $712 million of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 7, 2013. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Cash paid for share repurchases for the three months ended April 30, 2013 and 2012, under the recently replaced share repurchase program, was as follows:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	30.8	26.3
Average price paid per share	$72.87	$60.43
Total share repurchases	$2,246	$1,589

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
Our access to the commercial paper and long-term debt markets has historically provided us with adequate sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future due to our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets with favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At April 30, 2013, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor's	A-1+	AA
Moody's Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At April 30, 2013 and 2012, the ratio of our debt-to-total capitalization was 44.8% and 44.2%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders' equity. The increase in our debt-to-total capitalization ratio was due to increased debt related to our debt issuance completed in April 2013, slightly offset by an increase in shareholders' equity which was primarily driven by growth in retained earnings from the same period in the previous fiscal year.

Other Matters
We discuss our existing FCPA investigation and related matters in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "FCPA Investigation and Related Matters." We also discuss various legal proceedings related to the FCPA investigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings."

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2013 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2013. At April 30, 2013, the fair value of our derivative instruments had declined approximately $132 million since January 31, 2013, primarily due to fluctuations in market interest rates. Additionally, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom, Japan, Mexico and Africa, were the primary cause of the net $1.4 billion change in the currency translation and other category of accumulated other comprehensive income (loss).
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 and 21 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2013 included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we are currently implementing various new financial system applications in stages across the Company. To date, we have completed significant implementations in Argentina, Canada, Central America, Japan, Mexico, the United Kingdom and the United States. As these financial system applications are implemented, they become a significant component of our internal control over financial reporting. We will continue to implement and update our financial system applications in stages, and each implementation may become a significant component of our internal control over financial reporting. Additionally, we are currently establishing shared service functions and processes on a global scale. The implementation of our global shared services is in the beginning stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.
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
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of April 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings," and refer you to that discussion, which is incorporated herein by reference to that Note 9, for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
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
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in the New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. Most, but not all, of the derivative suits have been combined into two consolidated proceedings, one of which is currently pending in the Western District of Arkansas and the other in the Delaware Court of Chancery. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, Fayetteville Div., 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of Arkansas, 5/31/12 (consolidation of six separately-filed suits); Emory v. Duke, et al., USDC, Western Dist. of Arkansas, 4/26/12; Austin v. Walton et al., Circuit Court of Pope County, Arkansas, 5/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12 (consolidation of seven separately-filed suits).

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
On November 8, 2005, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking documents and information relating to the Company's receipt, transportation, handling, identification, recycling, treatment, storage and disposal of certain merchandise that may constitute hazardous materials or hazardous waste. The U.S. Attorney's Office for the Northern District of California subsequently joined in the initial investigation. In January 2008, the U.S. Attorney's Office for the Western District of Missouri opened an investigation regarding pesticides that were shipped to a third-party contractor with whom the Company had contracted for recycling services. The U.S. Environmental Protection Agency ("EPA") also entered into discussions with the Company in connection with the investigations. The investigations by the governmental entities involved potential violations of the Clean Water Act, the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and the Resource Conservation and Recovery Act ("RCRA").
On May 28, 2013, the Company entered into a plea agreement in United States District Court for the Northern District of California for negligent misdemeanor violations of the Clean Water Act, which also covers the violations alleged in the United States District Court for the Central District of California, as well as entering into a plea agreement in the United States District Court for the Western District of Missouri regarding misdemeanor violations of FIFRA. The California plea agreement provides for two years of unsupervised probation of the Company and the Missouri plea agreement provides for three years of unsupervised probation by the Company (the "Plea Agreements"). The Company also entered into a consent agreement and final order with the EPA with respect to certain civil provisions of RCRA and FIFRA (the "Consent Agreement"). The Consent Agreement, which has a term of five years, requires the Company to maintain its existing environmental compliance, training and reporting programs, along with certain enhancements. The Plea Agreements will require compliance with the Consent Agreement during the unsupervised probationary periods. As part of the Plea Agreements and the Consent Agreement, the Company will pay fines, penalties and community service payments aggregating approximately $82 million to the governmental entities. The aggregate payment of the penalties, fines and community service payments had been previously accrued, will not impact the Company's current fiscal year results of operations and will not be material to the Company's financial condition.
The Company and the EPA entered into an Interim Administrative Agreement, which became effective upon acceptance of the Plea Agreements by the federal courts in California and Missouri (the "Interim Agreement"). The Interim Agreement requires the maintenance of the Company's existing global ethics program and office, semi-annual reporting by the Company to the EPA with respect to the federal environmental laws, as well as certain other federal statutes where the Company identifies a violation under any such laws by any of its officers in the United States. To facilitate the Company's compliance with the Interim Agreement, the Company, at its expense, will have an independent monitor who reviews the Company's reports that are submitted to the EPA, and confirms the Company's compliance with the Interim Agreement and the Consent Agreement to the EPA. Upon entering into the Interim Agreement and through ongoing material compliance with the Plea Agreements, the Consent Agreement and the Interim Agreement, the Company will not be disqualified or barred from participating in federal government programs due to the misdemeanor violations of the Clean Water Act and FIFRA in the Plea Agreements. The Interim Agreement extends until the FCPA investigations currently being conducted by the U.S. Department of Justice and the Securities and Exchange Commission, respectively, are resolved.
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
On September 24, 2012, the Office of the District Attorney for Riverside County, California, notified the Company that it had identified potential violations of California laws regarding electronic monitors used in conjunction with underground storage tanks at a Sam's Club fuel station. The parties reached a civil settlement on April 12, 2013, with the Company paying $850 thousand to Riverside County to resolve the matter.
In April 2013, a subsidiary of the Company, Corporacion de Compaňias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380 thousand in connection with the construction of a retaining wall fifteen years ago for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2013, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On June 6, 2013, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $712 million of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 7, 2013. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program for each of the three months ended April 30, 2013, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2013	13,602,188	$70.39	13,602,188	$2.8
March 1-31, 2013	9,443,850	72.89	9,443,850	2.1
April 1-30, 2013	7,779,156	77.18	7,779,156	1.5
Total	30,825,194		30,825,194

Item 5. Other Information
Forward-looking Statements
Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2013 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2014; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA investigation, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; (2) in Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics-Leverage-Operating Income" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of the latter objective; statements under the caption "Results of Operations-Consolidated Results of Operations" regarding the forecasted full year effective income tax rate for Walmart's fiscal year 2014, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations, the statement of management's expectations regarding the incremental fiscal 2014 expenses per share for e-commerce operations; a statement under the caption "Results of Operations-Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; statements under the caption "Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its permanent reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption "Liquidity and Capital Resources-Cash Flows from Investing Activities" regarding management's expectations as to the aggregate amount of capital expenditures Walmart will make in fiscal year 2014; a statement under the caption "Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2014; and statements under the caption "Liquidity and Capital Resources-Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management's expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management's plans to refinance existing long-term debt as it matures, management's expectations as to obtaining additional long-term financing for other corporate purposes and Walmart's ability to obtain financing, and management's expectation that Walmart's ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart's credit ratings and the effect that lower ratings would have on that access and Walmart's cost of funds; and (3) statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II, Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words "anticipate," "believe," "could be," "expect," "expects," "is not expected," "may be," "may become," "may continue," "may result," "objective," "plan," "will be," "will be paid," "will continue," "will depend," "will have," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart's business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart's business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart's supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart's markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; the availability of attractive investment opportunities in the Global eCommerce sector and for Walmart's Global eCommerce initiatives; adoption of or changes in tax and other laws and regulations that affect Walmart's business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; changes in the credit ratings assigned to Walmart's commercial paper and debt securities by credit rating agencies; cash flows from Walmart's domestic operations, Walmart's overall liquidity requirements and Walmart's access to capital markets as those factors may affect the need to repatriate cash held in Walmart's operations outside the U.S., currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Factors that may affect the projected effective income tax rate are discussed in Part I., Item 2. of this Quarterly Report on Form 10-Q, which is captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations─Consolidated Results of Operations." Walmart discusses certain of the foregoing matters more fully, as well as certain risk factors that may affect its business operations, financial condition, results of operations and cash flows, in other of Walmart's filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart's subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.
Item 6. Exhibits
The required exhibits are included at the end of the Form 10-Q or are incorporated herein by reference and are described in the Index to Exhibits immediately preceding the first exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: June 7, 2013	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2013	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 7, 2013	By:	/s/ Steven P. Whaley
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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2012, as filed with the Securities and Exchange Commission.

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