Form 10-Q
period 2013-07-31
WAL MART STORES INC
filed 2013-09-05
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2013.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,255,456,108 shares of common stock outstanding as of September 3, 2013.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except share data)	2013	2012	2013	2012
Revenues:
Net sales	$116,216	$113,520	$229,645	$225,784
Membership and other income	729	762	1,487	1,508
Total revenues	116,945	114,282	231,132	227,292
Costs and expenses:
Cost of sales	87,455	85,643	173,482	170,821
Operating, selling, general and administrative expenses	22,697	21,941	44,401	43,386
Operating income	6,793	6,698	13,249	13,085
Interest:
Debt	522	487	1,029	990
Capital leases	67	68	134	138
Interest income	(36)	(50)	(80)	(88)
Interest, net	553	505	1,083	1,040
Income before income taxes	6,240	6,193	12,166	12,045
Provision for income taxes	2,025	2,032	4,006	3,990
Consolidated net income	4,215	4,161	8,160	8,055
Less consolidated net income attributable to noncontrolling interest	(146)	(145)	(307)	(297)
Consolidated net income attributable to Walmart	$4,069	$4,016	$7,853	$7,758

Net income per common share:
Basic net income per common share attributable to Walmart	$1.24	$1.19	$2.39	$2.28
Diluted net income per common share attributable to Walmart	$1.24	$1.18	$2.38	$2.27

Weighted-average common shares outstanding:
Basic	3,278	3,384	3,290	3,396
Diluted	3,291	3,398	3,305	3,411

Dividends declared per common share	$—	$—	$1.88	$1.59
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions)	2013	2012	2013	2012
Consolidated net income	$4,215	$4,161	$8,160	$8,055
Less consolidated net income attributable to nonredeemable noncontrolling interest	(132)	(129)	(276)	(272)
Less consolidated net income attributable to redeemable noncontrolling interest	(14)	(16)	(31)	(25)
Consolidated net income attributable to Walmart	4,069	4,016	7,853	7,758

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,503)	(1,116)	(2,895)	356
Derivative instruments	261	(322)	180	(385)
Minimum pension liability	8	(3)	116	4
Other comprehensive income (loss), net of income taxes	(1,234)	(1,441)	(2,599)	(25)
Less other comprehensive income attributable to nonredeemable noncontrolling interest	264	357	255	(74)
Less other comprehensive income attributable to redeemable noncontrolling interest	49	16	42	(22)
Other comprehensive income (loss) attributable to Walmart	(921)	(1,068)	(2,302)	(121)

Comprehensive income, net of income taxes	2,981	2,720	5,561	8,030
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	132	228	(21)	(346)
Less comprehensive income (loss) attributable to redeemable noncontrolling interest	35	—	11	(47)
Comprehensive income attributable to Walmart	$3,148	$2,948	$5,551	$7,637
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,016	$7,781	$7,935
Receivables, net	5,996	6,768	5,365
Inventories	42,793	43,803	40,558
Prepaid expenses and other	2,197	1,588	2,401
Total current assets	60,002	59,940	56,259
Property and equipment:
Property and equipment	168,086	165,825	159,919
Less accumulated depreciation	(54,724)	(51,896)	(48,961)
Property and equipment, net	113,362	113,929	110,958
Property under capital leases:
Property under capital leases	5,763	5,899	5,859
Less accumulated amortization	(3,131)	(3,147)	(3,170)
Property under capital leases, net	2,632	2,752	2,689

Goodwill	19,280	20,497	20,081
Other assets and deferred charges	5,693	5,987	5,674
Total assets	$200,969	$203,105	$195,661

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$8,639	$6,805	$6,091
Accounts payable	36,701	38,080	36,067
Dividends payable	3,141	—	2,717
Accrued liabilities	18,616	18,808	17,777
Accrued income taxes	116	2,211	1,308
Long-term debt due within one year	4,692	5,587	4,029
Obligations under capital leases due within one year	309	327	326
Total current liabilities	72,214	71,818	68,315

Long-term debt	40,678	38,394	41,202
Long-term obligations under capital leases	2,907	3,023	2,975
Deferred income taxes and other	7,989	7,613	8,028
Redeemable noncontrolling interest	495	519	440

Commitments and contingencies

Equity:
Common stock	327	332	338
Capital in excess of par value	3,432	3,620	3,739
Retained earnings	70,791	72,978	67,732
Accumulated other comprehensive income (loss)	(2,889)	(587)	(1,531)
Total Walmart shareholders' equity	71,661	76,343	70,278
Nonredeemable noncontrolling interest	5,025	5,395	4,423
Total equity	76,686	81,738	74,701
Total liabilities and equity	$200,969	$203,105	$195,661
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions and exclude redeemable noncontrolling interest)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2013	3,314	$332	$3,620	$72,978	$(587)	$76,343	$5,395	$81,738
Consolidated net income	—	—	—	7,853	—	7,853	276	8,129
Other comprehensive income, net of income taxes	—	—	—	—	(2,302)	(2,302)	(255)	(2,557)
Cash dividends declared ($1.88 per share)	—	—	—	(6,190)	—	(6,190)	—	(6,190)
Purchase of Company stock	(53)	(5)	(189)	(3,803)	—	(3,997)	—	(3,997)
Other	5	—	1	(47)	—	(46)	(391)	(437)
Balances as of July 31, 2013	3,266	$327	$3,432	$70,791	$(2,889)	$71,661	$5,025	$76,686
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31,
(Amounts in millions)	2013	2012
Cash flows from operating activities:
Consolidated net income	$8,160	$8,055
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,417	4,233
Deferred income taxes	475	(159)
Other operating activities	(204)	(404)
Changes in certain assets and liabilities:
Receivables, net	445	628
Inventories	569	237
Accounts payable	(324)	(685)
Accrued liabilities	(209)	(456)
Accrued income taxes	(2,078)	146
Net cash provided by operating activities	11,251	11,595

Cash flows from investing activities:
Payments for property and equipment	(6,066)	(5,522)
Proceeds from the disposal of property and equipment	112	158
Other investing activities	158	(334)
Net cash used in investing activities	(5,796)	(5,698)

Cash flows from financing activities:
Net change in short-term borrowings	1,869	2,061
Proceeds from issuance of long-term debt	5,326	150
Payments of long-term debt	(3,386)	(589)
Dividends paid	(3,092)	(2,698)
Purchase of Company stock	(4,096)	(3,429)
Other financing activities	(738)	(273)
Net cash used in financing activities	(4,117)	(4,778)

Effect of exchange rates on cash and cash equivalents	(103)	266

Net increase in cash and cash equivalents	1,235	1,385
Cash and cash equivalents at beginning of year	7,781	6,550
Cash and cash equivalents at end of period	$9,016	$7,935
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during July 2013 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts. Receivables consist primarily of amounts due from:

•	insurance companies resulting from pharmacy sales;

•	banks for customer credit and debit cards and electronic bank transfers that take in excess of seven days to process;

•	consumer financing programs in certain international operations;

•	suppliers for marketing or incentive programs; and

•	real estate transactions.
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.1 billion, net of a reserve for doubtful accounts of $93 million at July 31, 2013, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $115 million at January 31, 2013. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The Walmart International segment's inventories are primarily valued by the retail method of accounting, using the first-in, first-out ("FIFO") method. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam's Club segment's inventories are valued based on the weighted-average cost using the LIFO method. At July 31, 2013 and January 31, 2013, the Company's inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recently Adopted or New Accounting Pronouncements
No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's net income, financial position or cash flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2013 and 2012.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except share data)	2013	2012	2013	2012
Numerator
Consolidated net income	$4,215	$4,161	$8,160	$8,055
Less consolidated net income attributable to noncontrolling interest	(146)	(145)	(307)	(297)
Consolidated net income attributable to Walmart	$4,069	$4,016	$7,853	$7,758

Denominator
Weighted-average common shares outstanding, basic	3,278	3,384	3,290	3,396
Dilutive impact of stock options and other share-based awards	13	14	15	15
Weighted-average common shares outstanding, diluted	3,291	3,398	3,305	3,411

Net income per common share attributable to Walmart
Basic	$1.24	$1.19	$2.39	$2.28
Diluted	1.24	1.18	2.38	2.27

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the six months ended July 31, 2013:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2013	$47	$129	$(763)	$(587)
Other comprehensive income (loss) before reclassifications	(2,598)	167	112	(2,319)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	4	17
Balances as of July 31, 2013	$(2,551)	$309	$(647)	$(2,889)
Amounts reclassified from accumulated other comprehensive income (loss) are generally included in interest, net, in the Company's Condensed Consolidated Statements of Income, except for amounts related to the minimum pension liability category, which are included in the computation of net periodic pension costs.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of July 31, 2013 and January 31, 2013.
Note 4. Long-term Debt
Information on significant long-term debt issued during the six months ended July 31, 2013, is as follows:

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2013 and January 31, 2013, the notional amounts and fair values of these derivatives are as follows:

	July 31, 2013		January 31, 2013
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$1,000	$16	$3,445	$60
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	192	1,250	223
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,851	326	2,944	230
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	990	(2)	1,056	(8)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	2,500	214	5,000	10
Total	$8,591	$746	$13,695	$515
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis for the three and six months ended July 31, 2013, or for the fiscal year ended January 31, 2013.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2013 and January 31, 2013, are as follows:

	July 31, 2013		January 31, 2013
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,370	$50,185	$43,981	$50,664

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $654 million and $413 million at July 31, 2013 and January 31, 2013, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at July 31, 2013 or January 31, 2013. The Company records cash collateral paid as amounts receivable from the counterparties exclusive of any derivative liability.
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
Fair Value Instruments
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items and, accordingly, do not impact the Company's Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from February 2014 to May 2014.
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment of the related investment that is also recorded in accumulated other comprehensive income (loss). These instruments will mature on dates ranging from October 2023 to February 2030.
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). The Company had £2.5 billion and ¥275 billion of outstanding long-term debt designated as hedges of its net investments in the United Kingdom and Japan, respectively, at both July 31, 2013 and January 31, 2013. These nonderivative net investment hedges will mature on dates ranging from August 2013 to January 2039.

Cash Flow Instruments
The Company is a party to receive variable-rate, pay fixed-rate interest rate swaps that the Company uses to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest is expensed for the Company's variable-rate debt, converting the variable-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature on dates ranging from August 2013 to July 2015.
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
The Company also uses forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps"), to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for U.S.-denominated 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate locked in by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through May 2044. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur. In April 2013, the Company terminated forward starting swaps with an aggregate notional amount of $2.5 billion by making a cash payment to the related counterparties of $74 million in connection with the debt issuances described in Note 4. The $74 million loss was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt, effectively adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2013			January 31, 2013
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$16	$—	$—	$29	$—	$—
Other assets and deferred charges	—	192	540	31	223	327
Derivative asset subtotals	$16	$192	$540	$60	$223	$327

Accrued liabilities	$—	$—	$—	$—	$—	$4
Deferred income taxes and other	—	—	2	—	—	91
Derivative liability subtotals	$—	$—	$2	$—	$—	$95

Nonderivative hedging instruments
Long-term debt due within one year	$—	$765	$—	$—	$818	$—
Long-term debt	—	5,850	—	—	6,145	—
Nonderivative hedge liability subtotals	$—	$6,615	$—	$—	$6,963	$—
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
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The number of shares repurchased, average price paid per share and cash paid for share repurchases for the six months ended July 31, 2013 and 2012, were as follows:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	55.0	54.3
Average price paid per share	$74.49	$63.17
Total cash paid for share repurchases	$4,096	$3,429
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
The dividend installments payable on April 1, 2013, June 3, 2013 and September 3, 2013, were paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. The Company filed its opening appellate brief on February 17, 2009, plaintiffs filed their response brief on April 20, 2009, and the Company filed its reply brief on June 5, 2009. Oral argument was held before the Pennsylvania Superior Court of Appeals on August 19, 2009. On June 10, 2011, the court issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. The Company served its opening brief in the Pennsylvania Supreme Court on October 22, 2012, plaintiffs served their response brief on January 22, 2013, and the Company served its reply on February 28, 2013. Oral argument was held in the Pennsylvania Supreme Court on May 8, 2013. No decision has been issued. The Company believes it has substantial factual and legal defenses to the claims at issue, and plans to continue pursuing appellate review.
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. As defined by the district court, the class included "[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart's challenged pay and management track promotions policies and practices." The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs' attorneys filed an amended complaint proposing a class of current and former female associates at the Company's California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. The plaintiffs filed a motion for class certification on April 15, 2013. On August 2, 2013, the court denied the motion. On August 16, 2013, the plaintiffs filed a petition for permission to appeal that ruling to the U.S. Court of Appeals for the Ninth Circuit.
On October 28, 2011, the attorneys for the plaintiffs in the Dukes case filed a similar complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in any Walmart region that includes stores located in the state of Texas. On October 15, 2012, the court in the Odle case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On March 19, 2013, the U.S. Court of Appeals for the Fifth Circuit denied the plaintiffs' petition for permission to appeal. On October 2, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Middle District of Tennessee entitled Phipps v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 43, centered in Middle and Western Tennessee." On February 20, 2013, the court in the Phipps case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On June 24, 2013, the plaintiffs filed a petition for permission to appeal that ruling to the U.S. Court of Appeals for the Sixth Circuit. On October 4, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Southern District of Florida, entitled Love v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in certain designated stores and clubs in regions centered in the state of Florida. On October 25, 2012, the Company filed a motion to dismiss the Florida complaint. Finally, on February 20, 2013, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Western District of Wisconsin,

entitled Ladik v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 14, which includes Wal-Mart retail stores located in parts of Wisconsin, Illinois, Indiana and Michigan." On May 24, 2013, the court in the Ladik case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On June 13, 2013, the U.S. Court of Appeals for the Seventh Circuit denied the plaintiffs' petition for permission to appeal. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these matters will be material to the Company's financial condition or results of operations.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2013, the Company incurred expenses of approximately $82 million and $155 million respectively, related to these matters. Of these expenses, approximately $48 million and $92 million, respectively, represent costs incurred for the ongoing inquiries and investigations and $34 million and $63 million, respectively, relate to global compliance programs and organizational enhancements. These matters may require the involvement of certain members of the Company's senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company expects that there will be on-going media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2013	2012	2013	2012
Net sales:
Walmart U.S.	$68,728	$67,343	$135,281	$133,676
Walmart International	32,956	32,016	65,961	64,093
Sam's Club	14,532	14,161	28,403	28,015
Net sales	$116,216	$113,520	$229,645	$225,784
Operating income by segment, as well as for corporate and support, and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2013	2012	2013	2012
Operating income (loss):
Walmart U.S.	$5,521	$5,248	$10,850	$10,281
Walmart International	1,465	1,484	2,721	2,802
Sam's Club	551	535	1,076	1,024
Corporate and support	(744)	(569)	(1,398)	(1,022)
Operating income	6,793	6,698	13,249	13,085
Interest, net	553	505	1,083	1,040
Income before income taxes	$6,240	$6,193	$12,166	$12,045

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") operates retail stores in various formats around the world and is committed to saving people money so they can live better. Our operations consist of three reportable business segments: Walmart U.S., Walmart International and Sam's Club.

•
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., operating under the "Walmart" or "Wal-Mart" brand with various formats, including supercenters, discount stores, Neighborhood Markets and other small stores, as well as walmart.com. Of our three segments, Walmart U.S. is the largest and has historically had the highest gross profit as a percentage of net sales ("gross profit rate") among our segments. In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.

•
The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. Walmart International operates retail, wholesale and other types of units, including restaurants and some banks. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of the margin impact from Walmart International's wholesale and other units. Walmart International is our most rapidly growing segment, growing primarily through new stores and acquisitions and, in recent years, has been growing its net sales and operating income at a faster rate than our other segments.

•
The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Sam’s Club operates as a membership club warehouse with a lower gross profit rate and lower operating expenses as a percentage of net sales than the Company's other segments.

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
This discussion, which presents the results of Walmart and its consolidated subsidiaries for periods occurring in the fiscal years ended January 31, 2014 ("fiscal 2014") and January 31, 2013 ("fiscal 2013"), should be read in conjunction with our Condensed Consolidated Financial Statements as of July 31, 2013, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2013, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2013, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
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
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using, among other measures, each segment's operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income or other measures, which includes any corporate overhead allocations, as dictated by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation. The amounts disclosed for "Corporate and support" in the leverage discussion of the Company's performance metrics consist of corporate overhead and other items not allocated to any of the Company's segments.
Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions, as well as eCommerce sales. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store"

sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Growth
Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2013			2012		2013			2012
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$68,728	59.1%	2.1%	$67,343	59.3%	$135,281	58.9%	1.2%	$133,676	59.2%
Walmart International	32,956	28.4%	2.9%	32,016	28.2%	65,961	28.7%	2.9%	64,093	28.4%
Sam's Club	14,532	12.5%	2.6%	14,161	12.5%	28,403	12.4%	1.4%	28,015	12.4%
Net sales	$116,216	100.0%	2.4%	$113,520	100.0%	$229,645	100.0%	1.7%	$225,784	100.0%
Our consolidated net sales increased 2.4% and 1.7% for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to 3.4% year-over-year growth in retail square feet, the impact of fiscal 2013 acquisitions, which accounted for $216 million and $416 million of the net sales increases for the three and six months ended July 31, 2013, respectively, and positive comparable club sales at Sam's Club. These increases were partially offset by $680 million and $1.7 billion of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2013, respectively, and by decreases in comparable store sales at Walmart U.S. and in a number of our larger international operations.

Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and six months ended July 31, 2013 and 2012, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	(0.3)%	1.9%	0.0%	0.0%	(1.1)%	3.1%	0.0%	0.0%
Sam's Club	1.8%	3.2%	0.2%	(0.8)%	0.4%	5.3%	(0.2)%	0.0%
Total U.S.	0.1%	2.1%	0.1%	(0.1)%	(0.8)%	3.4%	0.0%	0.0%

Comparable store and club sales in the U.S., including fuel, increased 0.1% for the three months ended July 31, 2013 and decreased 0.8% for the six months ended July 31, 2013, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by increased member traffic driven by various membership enhancements at Sam's Club and negatively impacted at Walmart U.S. from lower consumer spending primarily due to the 2% increase in the payroll tax rate. Additionally, eCommerce sales positively impacted the total U.S. comparable store and club sales percentages approximately 0.2% for each of the three and six month periods ended July 31, 2013. Our eCommerce sales impact includes those sales initiated through our websites and fulfilled through our dedicated eCommerce distribution facilities, as well as an estimate for sales initiated online, but fulfilled through our stores and clubs.

Leverage
Operating Income

	Three Months Ended July 31,					Six Months Ended July 31,
	2013			2012		2013			2012
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,521	81.3%	5.2%	$5,248	78.3%	$10,850	82.0%	5.5%	$10,281	78.6%
Walmart International	1,465	21.6%	(1.3)%	1,484	22.2%	2,721	20.5%	(2.9)%	2,802	21.4%
Sam's Club	551	8.1%	3.0%	535	8.0%	1,076	8.1%	5.1%	1,024	7.8%
Corporate and support	(744)	(11.0)%	30.8%	(569)	(8.5)%	(1,398)	(10.6)%	36.8%	(1,022)	(7.8)%
Operating income	$6,793	100.0%	1.4%	$6,698	100.0%	$13,249	100.0%	1.3%	$13,085	100.0%
We believe comparing the growth of our operating expenses to the growth of our net sales and comparing the growth of our operating income to the growth of our net sales are meaningful measures as they indicate how effectively we manage costs and leverage operating expenses. Our objective for a fiscal year is to grow operating expenses at a slower rate than net sales and to grow operating income at a faster rate than net sales. On occasion, we may make strategic growth investments that may, at times, cause our operating expenses to grow at a faster rate than net sales and that may result in our operating income growing at a slower rate than net sales.
Operating Expenses
For the three and six months ended July 31, 2013, operating expenses increased 3.4% and 2.3%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased 2.4% and 1.7%, respectively, when compared to the same periods in the previous fiscal year. Accordingly, we did not meet our objective of growing operating expenses at a slower rate than net sales for either period. Overall, lower than anticipated net sales, higher investment in key areas, such as global leverage and eCommerce initiatives, and additional expenses related to the Foreign Corrupt Practices Act ("FCPA") and compliance enhancement matters contributed to us not leveraging for the three and six months ended July 31, 2013. Expenses incurred for FCPA and compliance enhancement matters were $82 million and $155 million for the three and six months ended July 31, 2013, respectively, compared to $34 million and $51 million for the three and six months ended July 31, 2012, respectively. Higher non-income taxes also contributed to us not leveraging for the three months ended July 31, 2013. The negative leverage impact of these items was partially offset by a decline in incentive expenses for the three and six months ended July 31, 2013.
Operating Income
For the three and six months ended July 31, 2013, operating income grew by 1.4% and 1.3%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased by 2.4% and 1.7%, respectively, when compared to the same periods in the previous fiscal year. Fluctuations in currency exchange rates positively impacted operating income by $20 million and $27 million for the three and six months ended July 31, 2013, respectively. Primarily due to the factors we discussed for not leveraging operating expenses, Walmart International did not grow operating income at a faster rate than net sales and corporate and support expenses not allocated to any of our segments increased for the three and six months ended July 31, 2013. As a result, we did not meet our objective of growing operating income at a faster rate than net sales for either period.

Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 17.9% and 18.1% for the trailing twelve-month periods ended July 31, 2013 and 2012, respectively. The decline in ROI was primarily due to the impact of acquisitions and an increase in capital expenditures.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. We consider return on assets ("ROA") to be the financial measure computed in accordance with generally accepted accounting principles ("GAAP") that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2013	2012
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,965	$27,364
+ Interest income	179	185
+ Depreciation and amortization	8,685	8,336
+ Rent	2,664	2,570
= Adjusted operating income	$39,493	$38,455

Denominator
Average total assets(1)	$198,315	$194,767
+ Average accumulated depreciation and amortization(1)	54,993	50,314
- Average accounts payable(1)	36,384	35,492
- Average accrued liabilities(1)	18,197	17,810
+ Rent x 8	21,312	20,560
= Average invested capital	$220,039	$212,339
Return on investment (ROI)	17.9%	18.1%

CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$17,861	$16,994
Denominator
Average total assets(1)	$198,315	$194,767
Return on assets (ROA)	9.0%	8.7%

	As of July 31,
	2013	2012	2011
Certain Balance Sheet Data
Total assets	$200,969	$195,661	$193,872
Accumulated depreciation and amortization	57,855	52,131	48,497
Accounts payable	36,701	36,067	34,917
Accrued liabilities	18,616	17,777	17,843

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $5.2 billion for the six months ended July 31, 2013, compared to free cash flow of $6.1 billion for the six months ended July 31, 2012. The decline in free cash flow was primarily due to the timing of income tax payments and an increase in capital expenditures when compared to the same period in the previous fiscal year.
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
Additionally, our definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures as the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows.
Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow. We urge you to understand the methods used by other companies to calculate their free cash flow before comparing our free cash flow to that of such other companies.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Six Months Ended July 31,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$11,251	$11,595
Payments for property and equipment	(6,066)	(5,522)
Free cash flow	$5,185	$6,073

Net cash used in investing activities(1)	$(5,796)	$(5,698)
Net cash used in financing activities	(4,117)	(4,778)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three and six months ended July 31, 2013 and 2012

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Total revenues	$116,945	$114,282	$231,132	$227,292
Percentage change from comparable period	2.3%	4.5%	1.7%	6.4%
Net sales	$116,216	$113,520	$229,645	$225,784
Percentage change from comparable period	2.4%	4.5%	1.7%	6.5%
Total U.S. calendar comparable store and club sales increase (decrease)	0.1%	2.1%	(0.8)%	3.4%
Gross profit margin as a percentage of net sales	24.7%	24.6%	24.5%	24.3%
Operating income	$6,793	$6,698	$13,249	$13,085
Operating income as a percentage of net sales	5.8%	5.9%	5.8%	5.8%
Net income	$4,215	$4,161	$8,160	$8,055
Unit counts at period end	10,955	10,351	10,955	10,351
Retail square feet at period end	1,083	1,047	1,083	1,047
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 2.3% and 1.7% for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in total revenues were a result of increases in our net sales, which increased 2.4% and 1.7% for the three and six months ended July 31, 2013, respectively. The increases in net sales were primarily due to 3.4% year-over-year growth in retail square feet, the impact of fiscal 2013 acquisitions, which accounted for $216 million and $416 million of the net sales increases for the three and six months ended July 31, 2013, respectively, and positive comparable club sales at Sam's Club. These increases were partially offset by $680 million and $1.7 billion of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2013, respectively, and by decreases in comparable store sales at Walmart U.S. and in a number of our larger international operations. The impact that the increases in net sales had on total revenues was partially offset by declines in membership and other income, which were primarily the result of reduced rental income, partially offset by increases in membership and other income at Sam's Club.
Our gross profit rate increased 19 and 12 basis points for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in our gross profit rate were driven by the increases in gross profit rate at our Walmart U.S. and Walmart International segments, which were caused by a variety of factors, including cost of goods savings initiatives, supply chain productivity and favorable merchandise mix at Walmart U.S. and decreased promotional activity, increased direct importing and improved inventory management in a number of the larger operations of Walmart International. These increases in gross profit were partially offset by a reduction in the Sam's Club gross profit rate due to the impact of lower margins from fuel sales.
We did not leverage expenses for the three and six months ended July 31, 2013, respectively, as operating expenses, as a percentage of net sales, increased 20 and 11 basis points, respectively, when compared to the same periods in the previous fiscal year. Overall, lower than anticipated net sales, higher investment in key areas, such as global leverage and eCommerce initiatives, and additional expenses related to the FCPA and compliance enhancement matters contributed to us not leveraging for the three and six months ended July 31, 2013. Higher non-income taxes also contributed to us not leveraging for the three months ended July 31, 2013. The negative leverage impact of these items was partially offset by a decline in incentive expenses for the three and six months ended July 31, 2013.
Our effective income tax rate was 32.5% and 32.9% for the three and six months ended July 31, 2013, which is slightly lower compared to the effective income tax rates for the same periods in the previous fiscal year. We expect the effective tax rate for fiscal 2014 to be between 31 and 33 percent. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $4.2 billion and $8.2 billion of consolidated net income for the three and six months ended July 31, 2013, respectively, an increase of $54 million and $105 million, respectively, when compared to the same periods in the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $1.24 and $2.38 for the three and six months ended July 31, 2013, respectively, an increase compared to EPS for the three and six months ended July 31, 2012 of $1.18 and $2.27, respectively. EPS for the three and six months ended July 31, 2013 included incremental expenses of approximately of $0.03 and $0.05, respectively, for investments in eCommerce initiatives. As previously disclosed, we expect incremental expenses related to our investment in our eCommerce initiatives to impact fiscal 2014 EPS by approximately $0.09 per share.

Walmart U.S. Segment
Three and six months ended July 31, 2013 and 2012

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Net sales	$68,728	$67,343	$135,281	$133,676
Percentage change from comparable period	2.1%	3.8%	1.2%	4.8%
Calendar comparable store sales increase (decrease)	(0.3)%	1.9%	(1.1)%	3.1%
Operating income	$5,521	$5,248	$10,850	$10,281
Operating income as a percentage of net sales	8.0%	7.8%	8.0%	7.7%
Unit counts at period end	4,092	3,913	4,092	3,913
Retail square feet at period end	648	632	648	632
Net sales for the Walmart U.S. segment increased 2.1% and 1.2% for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due to year-over-year growth in retail square feet of 2.6%, partially offset by decreases in comparable store sales of 0.3% and 1.1% for the three and six months ended July 31, 2013, respectively. Our comparable store sales were negatively impacted by lower consumer spending primarily due to the 2% increase in the payroll tax rate.
Gross profit rate increased 23 and 17 basis points for the three and six months ended July 31, 2013, respectively, compared to the same periods in the previous fiscal year. The increases in the gross profit rate for the three and six months ended July 31, 2013, were primarily due to cost of goods savings initiatives and supply chain productivity. Additionally, a favorable merchandising mix increased the gross profit rate for the three months ended July 31, 2013.
Walmart U.S. leveraged expenses for the three and six months ended July 31, 2013, as operating expenses, as a percentage of segment net sales, declined 7 and 19 basis points, respectively, compared to the same periods in the previous fiscal year. The decrease in operating expenses was driven by productivity initiatives and a decline in incentive expenses.

Walmart International Segment
Three and six months ended July 31, 2013 and 2012

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Net sales	$32,956	$32,016	$65,961	$64,093
Percentage change from comparable period	2.9%	6.4%	2.9%	10.5%
Operating income	$1,465	$1,484	$2,721	$2,802
Operating income as a percentage of net sales	4.4%	4.6%	4.1%	4.4%
Unit counts at period end	6,242	5,825	6,242	5,825
Retail square feet at period end	352	334	352	334
Net sales for the Walmart International segment increased 2.9% for the three and six months ended July 31, 2013, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 5.4%. In addition, fiscal 2013 acquisitions accounted for $216 million and $416 million of the net sales increases for the three and six months ended July 31, 2013, respectively. These increases were partially offset by $680 million and $1.7 billion of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2013, respectively, and by decreases in comparable store sales in many of our larger operations.
Gross profit rate increased 29 and 10 basis points for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in the gross profit rate were due to rate improvements in a number of our larger operations, driven primarily by decreased promotional activity, increased direct importing and improved inventory management in those operations.
Walmart International did not leverage operating expenses for the three and six months ended July 31, 2013, as operating expenses, as a percentage of segment net sales, increased 40 and 27 basis points, respectively, when compared to the same periods in the previous fiscal year. Lower than anticipated net sales, increased wages, strategic investments, including investments in eCommerce initiatives, and higher non-income taxes, each contributed to our increase in operating expenses as a percentage of net sales.

Sam's Club Segment
Three and six months ended July 31, 2013 and 2012
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect on the Sam's Club segment's fuel sales, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Including Fuel
Net sales	$14,532	$14,161	$28,403	$28,015
Percentage change from comparable period	2.6%	3.8%	1.4%	5.8%
Calendar comparable club sales increase	1.8%	3.2%	0.4%	5.3%
Operating income	$551	$535	$1,076	$1,024
Operating income as a percentage of net sales	3.8%	3.8%	3.8%	3.7%
Unit counts at period end	621	613	621	613
Retail square feet at period end	83	82	83	82

Excluding Fuel
Net sales	$12,815	$12,514	$24,972	$24,607
Percentage change from comparable period	2.4%	4.6%	1.5%	5.8%
Calendar comparable club sales increase	1.6%	4.0%	0.6%	5.3%
Operating income	$552	$511	$1,071	$998
Operating income as a percentage of net sales	4.3%	4.1%	4.3%	4.1%
Net sales for the Sam's Club segment increased 2.6% and 1.4% for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due to year-over-year growth in retail square feet of 1.4%, and positive comparable club sales of 1.8% and 0.4% for the three and six months ended July 31, 2013, respectively. Our positive comparable club sales were the result of increased member traffic driven by various membership enhancements.
Gross profit rate decreased 15 and 4 basis points for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The gross profit rate decreased primarily due to the impact of lower margins from fuel sales.
Membership and other income increased 9.5% and 8.0% for the three and six months ended July 31, 2013, respectively, when compared to the same periods in the previous fiscal year. These increases in membership and other income are the result of the increased membership fees we introduced on May 15, 2013. Additionally, membership and other income benefited from improved contract terms relating to the profit sharing arrangement with our credit card provider.
Sam's Club leveraged expenses for the three and six months ended July 31, 2013, as operating expenses, as a percentage of segment net sales, declined 3 and 4 basis points, respectively, compared to the same periods in the previous fiscal year. The decrease in operating expenses as a percentage of net sales is primarily driven by a decline in incentive expenses.

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

	Six Months Ended July 31,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$11,251	$11,595
Payments for property and equipment	(6,066)	(5,522)
Free cash flow	$5,185	$6,073

Net cash used in investing activities(1)	$(5,796)	$(5,698)
Net cash used in financing activities	(4,117)	(4,778)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Net cash provided by operating activities was $11.3 billion and $11.6 billion for the six months ended July 31, 2013, and 2012, respectively. The decline in net cash provided by operating activities was primarily due to the timing of income tax payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $9.0 billion and $7.9 billion at July 31, 2013 and 2012, respectively. Our working capital deficits were $12.2 billion and $12.1 billion at July 31, 2013 and 2012, respectively. The increase in our working capital deficit is primarily attributable to the increase in our long-term debt due within one year. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of stock repurchases and payments of cash dividends.
We employ financing strategies (e.g., our global funding structures) in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned (either from operations or through our global funding structures) and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of July 31, 2013 and January 31, 2013, approximately $995 million and $876 million respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $6.1 billion and $5.5 billion for the six months ended July 31, 2013 and 2012, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling costs for existing stores.
Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock.
Short-Term Borrowings
Short-term borrowings increased by $1.9 billion for the six months ended July 31, 2013, compared to an increase of $2.1 billion for the same period in the previous fiscal year. Favorable interest rates available to us have allowed us to continue to utilize the liquidity under our short-term borrowing programs to fund our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes, as needed.
Long-Term Debt
Information on significant long-term debt issued during the six months ended July 31, 2013, is as follows:

(Amounts in millions)
Issue Date	Maturity Date	Interest Rate	Principal Amount
April 11, 2013	April 11, 2016	0.600%	$1,000
April 11, 2013	April 11, 2018	1.125%	1,250
April 11, 2013	April 11, 2023	2.550%	1,750
April 11, 2013	April 11, 2043	4.000%	1,000
Total			$5,000
Proceeds from the issuance of long-term debt during the six months ended July 31, 2013 were approximately $5.0 billion, which were used to pay down and refinance existing debt and for other general corporate purposes.

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
The dividend installments payable on April 1, 2013, June 3, 2013 and September 3, 2013, were paid as scheduled.
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
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The number of shares repurchased, average price paid per share and cash paid for share repurchases for the six months ended July 31, 2013 and 2012, were as follows:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	55.0	54.3
Average price paid per share	$74.49	$63.17
Total cash paid for share repurchases	$4,096	$3,429

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
Our access to the commercial paper and long-term debt markets has historically provided us with adequate sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future due to our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets with favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At July 31, 2013, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At July 31, 2013 and 2012, the ratio of our debt-to-total capitalization was 44.4% and 43.7%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders' equity. The increase in our debt-to-total capitalization ratio was due to increased short-term borrowings, slightly offset by an increase in total Walmart shareholders' equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2013 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2013. At July 31, 2013, the fair value of our derivative instruments had increased approximately $231 million since January 31, 2013, primarily due to fluctuations in market interest rates. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom, Japan, Africa, and Brazil were the primary cause of the $2.6 billion net loss in the currency translation and other category of accumulated other comprehensive income (loss).
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of July 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In April 2013, a subsidiary of the Company, Corporacion de Compañias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380 thousand in connection with the construction of a retaining wall fifteen years ago for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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
Share repurchase activity for each of the three months ended July 31, 2013, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2013	8,019,674	$78.10	8,019,674	$0.9
June 1-30, 2013	9,662,973	75.26	9,662,973	14.4
July 1-31, 2013	6,479,423	76.60	6,479,423	13.9
Total	24,162,070		24,162,070

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2013 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2014; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; (2) in Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics-Leverage-Operating Income" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of the latter objective; statements under the caption "Results of Operations-Consolidated Results of Operations" regarding the update of the forecasted full year effective income tax rate for Walmart's fiscal year 2014, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations, and management's expectations regarding the incremental fiscal 2014 expenses per share for eCommerce operations; a statement under the caption "Results of Operations-Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; statements under the caption "Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption "Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2014; and statements under the caption "Liquidity and Capital Resources-Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management's expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management's plans to refinance existing long-term debt as it matures, management's expectations as to obtaining additional long-term financing for other corporate purposes and Walmart's ability to obtain financing, and management's expectation that Walmart's ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart's credit ratings and the effect that lower ratings would have on that access and Walmart's cost of funds; and (3) statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II, Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words "anticipate," "believe," "could be," "expect," "expects," "intend to continue," "is not expected," "may be," "may cause," "may continue," "may impact," "may result," "objective," "plan," "will be," "will be paid," "will continue," "will depend," "will have," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; business trends in markets in which Walmart operates; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending patterns and debt levels; the seasonality of Walmart's business and seasonal buying patterns in the United States and other markets; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart's business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart's supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart's markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; the availability of acceptable building sites for new stores, clubs and facilities; zoning, land use and other regulatory restrictions; adoption of or changes in tax and other laws and regulations that affect Walmart's business, including changes in corporate tax rates; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; changes in the credit ratings assigned to Walmart's commercial paper and debt securities by credit rating agencies; cash flows from Walmart's domestic operations, Walmart's overall liquidity requirements and Walmart's access to capital markets as those factors may affect the need to repatriate cash held in Walmart's operations outside the U.S., currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; and other risks. Factors that may affect Walmart's projected effective income tax rate for fiscal year 2014 are discussed in Part I., Item 2. of this Quarterly Report on Form 10-Q, which is captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations─Consolidated Results of Operations." Walmart discusses certain of the foregoing matters more fully, as well as certain risk factors that may affect its business operations, financial condition, results of operations and cash flows, in other of Walmart's filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart's subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.
Item 6. Exhibits
The required exhibits are included at the end of the Form 10-Q or are incorporated herein by reference and are described in the Index to Exhibits immediately following the signatures page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAL-MART STORES, INC.

Date: September 5, 2013	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: September 5, 2013	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 5, 2013	By:	/s/ Steven P. Whaley
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

Exhibit (10)(a)
Walmart Stores, Inc. Management Incentive Plan, as amended, effective June 7, 2013, which is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 22, 2013

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2013, as filed with the Securities and Exchange Commission.

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report