Form 10-Q/A
period 2013-07-31
WAL MART STORES INC
filed 2013-10-21
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,244,066,165 shares of common stock outstanding as of October 17, 2013.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Wal-Mart Stores, Inc. for the period ended July 31, 2013 filed with the Securities and Exchange Commission on September 5, 2013 ("Form 10-Q") is to furnish the correct versions of Exhibit 32.1 Certification of the Chief Executive Officer and Exhibit 32.2 Certification of the Chief Financial Officer (the "Exhibits") to the Form 10-Q.  Exhibit 32.1 Certification of the Chief Executive Officer and Exhibit 32.2 Certification of the Chief Financial Officer furnished in the original filing of the Form 10-Q inadvertently referred to the Form 10-Q as relating to the period ended April 30, 2013 rather than to the period ended July 31, 2013.  This Amendment No. 1 to the Form 10-Q is filed solely to furnish the correct version of the Exhibits and does not otherwise amend the disclosures or financial information set forth in the Form 10-Q as originally filed. Additionally, no events or transactions have occurred since the date of the original filing that require updates to the disclosures or financial information in the original filing.

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

WAL-MART STORES, INC.

Date: October 21, 2013	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: October 21, 2013	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 21, 2013	By:	/s/ Steven P. Whaley
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