Form 10-Q
period 2013-10-31
WAL MART STORES INC
filed 2013-12-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2013.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,235,772,430 shares of common stock outstanding as of December 4, 2013.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2013	2012	2013	2012
Revenues:
Net sales	$114,876	$113,077	$344,290	$338,644
Membership and other income	812	723	2,298	2,231
Total revenues	115,688	113,800	346,588	340,875
Costs and expenses:
Cost of sales	86,687	85,470	260,098	256,226
Operating, selling, general and administrative expenses	22,691	22,237	66,965	65,504
Operating income	6,310	6,093	19,525	19,145
Interest:
Debt	527	522	1,556	1,512
Capital leases	65	68	198	205
Interest income	(12)	(44)	(92)	(131)
Interest, net	580	546	1,662	1,586
Income from continuing operations before income taxes	5,730	5,547	17,863	17,559
Provision for income taxes	1,860	1,738	5,856	5,718
Income from continuing operations	3,870	3,809	12,007	11,841
Income from discontinued operations, net of income tax	15	16	38	39
Consolidated net income	3,885	3,825	12,045	11,880
Less consolidated net income attributable to noncontrolling interest	(147)	(190)	(454)	(487)
Consolidated net income attributable to Walmart	$3,738	$3,635	$11,591	$11,393

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.14	$1.08	$3.53	$3.36
Basic income per common share from discontinued operations attributable to Walmart	0.01	—	—	0.01
Basic net income per common share attributable to Walmart	$1.15	$1.08	$3.53	$3.37

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.14	$1.07	$3.51	$3.34
Diluted income per common share from discontinued operations attributable to Walmart	—	0.01	0.01	0.01
Diluted net income per share attributable to Walmart	$1.14	$1.08	$3.52	$3.35

Weighted-average common shares outstanding:
Basic	3,257	3,364	3,279	3,385
Diluted	3,271	3,379	3,293	3,400

Dividends declared per common share	$—	$—	$1.88	$1.59
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions)	2013	2012	2013	2012
Consolidated net income	$3,885	$3,825	$12,045	$11,880
Less consolidated net income attributable to nonredeemable noncontrolling interest	(131)	(176)	(407)	(448)
Less consolidated net income attributable to redeemable noncontrolling interest	(16)	(14)	(47)	(39)
Consolidated net income attributable to Walmart	3,738	3,635	11,591	11,393

Other comprehensive income (loss), net of income taxes
Currency translation and other	724	876	(2,171)	1,232
Derivative instruments	—	250	180	(135)
Minimum pension liability	1	(1)	117	3
Other comprehensive income (loss), net of income taxes	725	1,125	(1,874)	1,100
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(15)	(122)	240	(196)
Less other comprehensive income (loss) attributable to redeemable noncontrolling interest	(4)	(34)	38	(56)
Other comprehensive income (loss) attributable to Walmart	706	969	(1,596)	848

Comprehensive income, net of income taxes	4,610	4,950	10,171	12,980
Less comprehensive income attributable to nonredeemable noncontrolling interest	(146)	(298)	(167)	(644)
Less comprehensive income attributable to redeemable noncontrolling interest	(20)	(48)	(9)	(95)
Comprehensive income attributable to Walmart	$4,444	$4,604	$9,995	$12,241
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,736	$7,781	$8,643
Receivables, net	6,206	6,768	5,567
Inventories	49,673	43,803	47,487
Prepaid expenses and other	2,160	1,588	1,654
Current assets of discontinued operations	367	—	80
Total current assets	67,142	59,940	63,431
Property and equipment:
Property and equipment	170,967	165,825	163,011
Less accumulated depreciation	(56,313)	(51,896)	(50,450)
Property and equipment, net	114,654	113,929	112,561
Property under capital leases:
Property under capital leases	5,668	5,899	5,900
Less accumulated amortization	(3,095)	(3,147)	(3,208)
Property under capital leases, net	2,573	2,752	2,692

Goodwill	19,729	20,497	20,572
Other assets and deferred charges	5,778	5,987	6,562
Total assets	$209,876	$203,105	$205,818

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$12,817	$6,805	$8,740
Accounts payable	39,221	38,080	40,272
Dividends payable	1,573	—	1,381
Accrued liabilities	18,606	18,808	18,536
Accrued income taxes	255	2,211	1,010
Long-term debt due within one year	4,147	5,587	6,550
Obligations under capital leases due within one year	315	327	331
Current liabilities of discontinued operations	87	—	25
Total current liabilities	77,021	71,818	76,845

Long-term debt	41,702	38,394	38,872
Long-term obligations under capital leases	2,841	3,023	2,964
Deferred income taxes and other	8,298	7,613	8,044

Redeemable noncontrolling interest	1,492	519	492

Commitments and contingencies

Equity:
Common stock	324	332	336
Capital in excess of par value	2,364	3,620	3,861
Retained earnings	72,888	72,978	70,256
Accumulated other comprehensive income (loss)	(2,183)	(587)	(562)
Total Walmart shareholders' equity	73,393	76,343	73,891
Nonredeemable noncontrolling interest	5,129	5,395	4,710
Total equity	78,522	81,738	78,601
Total liabilities, redeemable noncontrolling interest, and equity	$209,876	$203,105	$205,818
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity and Redeemable Noncontrolling Interest
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable		Redeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity	Interest
Balances as of February 1, 2013	3,314	$332	$3,620	$72,978	$(587)	$76,343	$5,395	$81,738	$519
Consolidated net income	—	—	—	11,591	—	11,591	407	11,998	47
Other comprehensive income, net of income taxes	—	—	—	—	(1,596)	(1,596)	(240)	(1,836)	(38)
Cash dividends declared ($1.88 per share)	—	—	—	(6,190)	—	(6,190)	—	(6,190)	—
Purchase of Company stock	(77)	(8)	(268)	(5,442)	—	(5,718)	—	(5,718)	—
Redemption value adjustment of redeemable noncontrolling interest	—	—	(977)	—	—	(977)	—	(977)	977
Other	5	—	(11)	(49)	—	(60)	(433)	(493)	(13)
Balances as of October 31, 2013	3,242	$324	$2,364	$72,888	$(2,183)	$73,393	$5,129	$78,522	$1,492
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31,
(Amounts in millions)	2013	2012
Cash flows from operating activities:
Consolidated net income	$12,045	$11,880
Income from discontinued operations, net of income taxes	(38)	(39)
Income from continuing operations	12,007	11,841
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,600	6,304
Deferred income taxes	594	279
Other operating activities	465	138
Changes in certain assets and liabilities:
Receivables, net	191	501
Inventories	(6,230)	(6,459)
Accounts payable	2,089	3,545
Accrued liabilities	(95)	(82)
Accrued income taxes	(2,301)	(160)
Net cash provided by operating activities	13,320	15,907

Cash flows from investing activities:
Payments for property and equipment	(9,506)	(8,921)
Proceeds from the disposal of property and equipment	521	343
Investments and business acquisitions, net of cash acquired	(15)	(716)
Other investing activities	58	(58)
Net cash used in investing activities	(8,942)	(9,352)

Cash flows from financing activities:
Net change in short-term borrowings	6,046	4,700
Proceeds from issuance of long-term debt	7,053	199
Payments of long-term debt	(4,943)	(639)
Dividends paid	(4,625)	(4,034)
Purchase of Company stock	(5,806)	(4,657)
Other financing activities	(960)	(263)
Net cash used in financing activities	(3,235)	(4,694)

Effect of exchange rates on cash and cash equivalents	(188)	232

Net increase in cash and cash equivalents	955	2,093
Cash and cash equivalents at beginning of year	7,781	6,550
Cash and cash equivalents at end of period	$8,736	$8,643
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during October 2013 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.2 billion, net of a reserve for doubtful accounts of $93 million at October 31, 2013, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $115 million at January 31, 2013. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The Walmart International segment's inventories are primarily valued by the retail method of accounting, using the first-in, first-out ("FIFO") method. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. The Sam's Club segment's inventories are valued based on the weighted-average cost using the LIFO method. At October 31, 2013 and January 31, 2013, the Company's inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recently Adopted or New Accounting Pronouncements
No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's net income, financial position or cash flows.

Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three and nine months ended October 31, 2013 and 2012.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2013	2012	2013	2012
Numerator
Income from continuing operations	$3,870	$3,809	$12,007	$11,841
Less income from continuing operations attributable to noncontrolling interest	(143)	(185)	(443)	(475)
Income from continuing operations attributable to Walmart	$3,727	$3,624	$11,564	$11,366

Denominator
Weighted-average common shares outstanding, basic	3,257	3,364	3,279	3,385
Dilutive impact of stock options and other share-based awards	14	15	14	15
Weighted-average common shares outstanding, diluted	3,271	3,379	3,293	3,400

Income per common share from continuing operations attributable to Walmart
Basic	$1.14	$1.08	$3.53	$3.36
Diluted	1.14	1.07	3.51	3.34

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the nine months ended October 31, 2013:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2013	$47	$129	$(763)	$(587)
Other comprehensive income (loss) before reclassifications	(1,893)	168	111	(1,614)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	6	18
Balances as of October 31, 2013	$(1,846)	$309	$(646)	$(2,183)
Amounts reclassified from accumulated other comprehensive income (loss) are generally included in interest, net, in the Company's Condensed Consolidated Statements of Income, except for amounts related to the minimum pension liability category, which are included in the computation of net periodic pension costs.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of October 31, 2013 and January 31, 2013.
Note 4. Long-term Debt
Information on significant long-term debt issued during the nine months ended October 31, 2013, is as follows:

(Amounts in millions)
Issue Date	Maturity Date	Interest Rate	Principal Amount
April 11, 2013	April 11, 2016	0.600%	$1,000
April 11, 2013	April 11, 2018	1.125%	1,250
April 11, 2013	April 11, 2023	2.550%	1,750
April 11, 2013	April 11, 2043	4.000%	1,000
October 2, 2013	December 15, 2018	1.950%	1,000
October 2, 2013	October 2, 2043	4.750%	750
Total			$6,750
The aggregate net proceeds from these long-term debt issuances were approximately $6.7 billion, which were used to pay down and refinance existing debt and for other general corporate purposes. The Company also received additional aggregate net proceeds of approximately $0.4 billion from other, smaller long-term debt issuances in several of its international operations, which were used primarily to refinance existing debt.
On April 11, 2013, the Company issued $1.0 billion principal amount of its 0.600% Notes due 2016, $1.25 billion principal amount of its 1.125% Notes due 2018, $1.75 billion principal amount of its 2.550% Notes due 2023 and $1.0 billion principal amount of its 4.000% Notes due 2043. The aggregate net proceeds from these note issuances were approximately $5.0 billion. The notes of each series require semi-annual interest payments on April 11 and October 11 of each year, with the first interest payment made on October 11, 2013. Unless previously purchased and canceled, the Company will repay the notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, the Company has the right to redeem any or all of the notes that mature on April 11, 2023, at any time on or after January 11, 2023, and to redeem any or all of the notes that mature on April 11, 2043, at any time on or after October 11, 2042, in each case at 100% of the principal amount, together with the accrued and unpaid interest thereon to, but excluding, the date of redemption. The notes of each series are senior, unsecured obligations of the Company and are not convertible or exchangeable.

On October 2, 2013, the Company issued $1.0 billion principal amount of its 1.950% Notes due 2018 and $750 million principal amount of its 4.750% Notes due 2043. The aggregate net proceeds from these note issuances were approximately $1.7 billion. The 1.950% Notes due 2018 series require semi-annual interest payments on June 15 and December 15 of each year, with the first interest payment commencing on June 15, 2014. The 4.750% Notes due 2043 series require semi-annual interest payments on October 2 and April 2 of each year, commencing on April 2, 2014. Unless previously purchased and canceled, the Company will repay the notes of each series at 100% of the principal amount, together with accrued and unpaid interest thereon, at maturity. However, the Company has the right to redeem any or all of the notes that mature on October 2, 2043, at any time on or after April 2, 2043, at 100% of the principal amount, together with the accrued and unpaid interest thereon to, but excluding, the date of redemption. The notes of each series are senior, unsecured obligations of the Company and are not convertible or exchangeable.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2013 and January 31, 2013, the notional amounts and fair values of these derivatives are as follows:

	October 31, 2013		January 31, 2013
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$1,000	$11	$3,445	$60
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	139	1,250	223
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	2,971	400	2,944	230
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	477	(2)	1,056	(8)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	2,500	177	5,000	10
Total	$8,198	$725	$13,695	$515
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis for the three and nine months ended October 31, 2013, or for the fiscal year ended January 31, 2013.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2013 and January 31, 2013, are as follows:

	October 31, 2013		January 31, 2013
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,849	$50,467	$43,981	$50,664

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $612 million and $413 million at October 31, 2013 and January 31, 2013, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at October 31, 2013 or January 31, 2013. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Fair Value Instruments
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items, also recorded in earnings, and, accordingly, do not impact the Company's Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from February 2014 to May 2014.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At October 31, 2013 and January 31, 2013, the Company had ¥200 billion and ¥275 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at October 31, 2013 and January 31, 2013, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from August 2014 to January 2039.

Cash Flow Instruments
The Company is a party to receive variable-rate, pay fixed-rate interest rate swaps that the Company uses to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest is expensed for the Company's variable-rate debt, converting the variable-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature on dates ranging from August 2014 to July 2015.
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
The Company also uses forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps"), to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for 10- and 30-year debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through May 2044. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur. The Company terminated forward starting swaps with an aggregate notional amount of $2.5 billion by making a cash payment to the related counterparties of $74 million in connection with the April 2013 debt issuances described in Note 4. The $74 million loss was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt, effectively adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps.
Financial Statement Presentation
Although subject to master netting arrangements, the Company does not offset derivative assets and derivative liabilities in its Condensed Consolidated Balance Sheets. Derivative instruments with an unrealized gain are recorded in the Company's Condensed Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2013			January 31, 2013
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$11	$—	$—	$29	$—	$—
Other assets and deferred charges	—	139	577	31	223	327
Derivative asset subtotals	$11	$139	$577	$60	$223	$327

Accrued liabilities	$—	$—	$1	$—	$—	$4
Deferred income taxes and other	—	—	1	—	—	91
Derivative liability subtotals	$—	$—	$2	$—	$—	$95

Nonderivative hedging instruments
Long-term debt due within one year	$—	$1,015	$—	$—	$818	$—
Long-term debt	—	5,025	—	—	6,145	—
Nonderivative hedge liability subtotals	$—	$6,040	$—	$—	$6,963	$—
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
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The number of shares repurchased, average price paid per share and cash paid for share repurchases for the nine months ended October 31, 2013 and 2012, were as follows:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	77.9	70.9
Average price paid per share	$74.54	$65.69
Total cash paid for share repurchases	$5,806	$4,657
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
Gender Discrimination Class Actions: The Company is a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. On June 21, 2004, the district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. As defined by the district court, the class included "[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart's challenged pay and management track promotions policies and practices." The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs' attorneys filed an amended complaint proposing a class of current and former female associates at the Company's California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. The plaintiffs filed a motion for class certification on April 15, 2013. On August 2, 2013, the court denied the motion. On August 16, 2013, the plaintiffs filed a petition for permission to appeal that ruling to the U.S. Court of Appeals for the Ninth Circuit. On November 18, 2013, the Ninth Circuit denied that petition.
On October 28, 2011, the attorneys for the plaintiffs in the Dukes case filed a similar complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in any Walmart region that includes stores located in the state of Texas. On October 15, 2012, the court in the Odle case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On March 19, 2013, the U.S. Court of Appeals for the Fifth Circuit denied the plaintiffs' petition for permission to appeal. On October 2, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Middle District of Tennessee entitled Phipps v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 43, centered in Middle and Western Tennessee." On February 20, 2013, the court in the Phipps case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On September 11, 2013, the U.S. Court of Appeals for the Sixth Circuit granted the plaintiffs’ petition for permission to appeal that ruling. On October 4, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Southern District of Florida, entitled Love v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in certain designated stores and clubs in regions centered in the state of Florida. On September 23, 2013, the court in the Love case granted the Company’s motion to dismiss, dismissing with prejudice the plaintiffs’ class-action allegations. Finally, on February 20, 2013, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Western District of Wisconsin, entitled Ladik v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 14, which includes Wal-Mart retail stores located in parts of Wisconsin, Illinois, Indiana and Michigan." On May 24, 2013, the court in the Ladik case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On June 13, 2013, the U.S. Court of Appeals for the Seventh Circuit denied the plaintiffs' petition for permission to appeal. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these matters will be material to the Company's financial condition or results of operations.
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
The Company is also conducting a voluntary global review of its policies, practices and internal controls for FCPA compliance. The Company is engaged in strengthening its global anti-corruption compliance program through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance program, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations are reported or identified, the Audit Committee and the Company, together with their third party advisors, conduct inquiries and when warranted based on those inquiries, open investigations. Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets where the Company operates, including, but not limited to, Brazil, China and India.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2013, the Company incurred expenses of approximately $69 million and $224 million respectively, related to these matters. Of these expenses, approximately $43 million and $135 million, respectively, represent costs incurred for the ongoing inquiries and investigations and $26 million and $89 million, respectively, relate to the Company's global compliance program and organizational enhancements. These matters may require the involvement of certain members of the Company's senior management that could impinge on the time they have available to devote to other matters relating to the business. The Company expects that there will be on-going media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.
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

Note 10. Acquisitions, Disposals and Related Items
The Company is in process of completing the following transactions that impact the operations of Walmart International:
Vips Restaurant Business in Mexico
In September 2013, Walmex, a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to dispose of Walmex's Vips restaurant business ("Vips") in Mexico for approximately $625 million. Accordingly, the Vips operating results are presented as discontinued operations in the Company's Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2013 and 2012. Additionally, the Vips assets and liabilities to be disposed of are reported separately in the Company's Condensed Consolidated Balance Sheets as of October 31, 2013. The Vips sale is subject to approval by Mexican regulatory authorities and is expected to close during the fourth quarter. Upon completion of this transaction, the Company expects to record a net gain, which will be recorded in discontinued operations in the Company's Condensed Consolidated Statements of Income.
Walmart Chile
In September 2013, certain redeemable noncontrolling interest shareholders exercised put options that would require the Company to purchase a portion of their shares in Walmart Chile at the mutually agreed upon redemption value to be determined after exercise of the put options. Upon initial exercise of the put options, the Company recorded an increase to redeemable noncontrolling interest of $977 million, with a corresponding decrease to capital in excess of par value, to reflect the estimated redemption value of the redeemable noncontrolling interest at $1.4 billion. Subsequent to period end, the Company negotiated with the redeemable noncontrolling interest shareholders to acquire all of their redeemable noncontrolling interest shares. In February 2014, upon closing of the purchase of the shares held by the redeemable noncontrolling interest shareholders, the Company's ownership interest in Walmart Chile will be approximately 99.7 percent. The Company will then initiate a tender offer for the remaining 0.3 percent noncontrolling interest held by the public in Chile at the same value per share as will be paid to the redeemable noncontrolling interest shareholders. The tender offer is expected to close in March 2014.
India Operations
During the fourth quarter of fiscal 2014, the Company entered into an agreement with Bharti Ventures Limited ("Bharti") to acquire Bharti’s ownership stake in Bharti Walmart Private Limited, a joint venture between Bharti and the Company established in 2007, which operates the Company’s wholesale cash & carry business in India, for $100 million. Upon completion of the transaction, the Company will be the sole owner of that business. In addition, the Company also entered into agreements with Bharti to terminate its franchise and supply agreements with Bharti Retail Limited ("Bharti Retail"), which operates Bharti's retail business in India, and to transfer to Bharti the Company's investment in that business. The Company will pay, or forgive indebtedness, aggregating approximately $234 million in connection with such agreements related to the Bharti retail business. Each of these transactions is subject to regulatory approval and is expected to close during the fourth quarter. The Company expects to record a net loss in continuing operations in the Company's Condensed Consolidated Statements of Income related to the transactions with respect to Bharti Retail.

Note 11. Segments
The Company is engaged in the operations of retail stores located in the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable business segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those business units whose operating results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2013	2012	2013	2012
Net sales:
Walmart U.S.	$67,692	$66,113	$202,973	$199,789
Walmart International	33,109	33,046	98,839	96,922
Sam's Club	14,075	13,918	42,478	41,933
Net sales	$114,876	$113,077	$344,290	$338,644
Operating income by segment, as well as for corporate and support, and interest, net, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2013	2012	2013	2012
Operating income (loss):
Walmart U.S.	$5,123	$4,841	$15,973	$15,122
Walmart International	1,457	1,432	4,144	4,201
Sam's Club	474	434	1,550	1,458
Corporate and support	(744)	(614)	(2,142)	(1,636)
Operating income	6,310	6,093	19,525	19,145
Interest, net	580	546	1,662	1,586
Income from continuing operations before income taxes	$5,730	$5,547	$17,863	$17,559

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") operates retail stores in various formats around the world and is committed to saving people money so they can live better. Our operations consist of three reportable business segments: Walmart U.S., Walmart International and Sam's Club.

•
The Walmart U.S. segment includes the Company's mass merchant concept in the United States ("U.S."), operating under the "Walmart" or "Wal-Mart" brand with various formats, including supercenters, discount stores, Neighborhood Markets and other small stores, as well as walmart.com. Of our three segments, Walmart U.S. is the largest and has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.

•
The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. Walmart International operates retail, wholesale and other types of units, including restaurants and some banks. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of the margin impact from Walmart International's wholesale and other units. Walmart International has been our most rapidly growing segment, growing primarily through new stores and acquisitions and, in recent years, has been growing its net sales and operating income at a faster rate than our other segments.

•
The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Sam’s Club operates as a membership club warehouse with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.

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
This discussion, which presents the results of Walmart and its consolidated subsidiaries for periods occurring in the fiscal years ended January 31, 2014 ("fiscal 2014") and January 31, 2013 ("fiscal 2013"), should be read in conjunction with our Condensed Consolidated Financial Statements as of October 31, 2013, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2013, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2013, and incorporated by reference in, and included as an exhibit to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
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
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using, among other measures, each segment's operating income, including certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income or other measures, which includes certain corporate overhead allocations, as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation. The amounts disclosed for "Corporate and support" in the leverage discussion of the Company's performance metrics consist of corporate overhead and other items not allocated to any of the Company's segments.
Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations and expansions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through our websites and fulfilled through our dedicated e-commerce distribution facilities, as well as an estimate for sales initiated online, but fulfilled through our stores and clubs. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Growth
Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2013			2012		2013			2012
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$67,692	58.9%	2.4%	$66,113	58.5%	$202,973	59.0%	1.6%	$199,789	59.0%
Walmart International	33,109	28.8%	0.2%	33,046	29.2%	98,839	28.7%	2.0%	96,922	28.6%
Sam's Club	14,075	12.3%	1.1%	13,918	12.3%	42,478	12.3%	1.3%	41,933	12.4%
Net sales	$114,876	100.0%	1.6%	$113,077	100.0%	$344,290	100.0%	1.7%	$338,644	100.0%
Our consolidated net sales increased 1.6% and 1.7% for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to 3.3% year-over-year growth in retail square feet, higher e-commerce sales, the impact of fiscal 2013 acquisitions, which accounted for $314 million and $730 million of the net sales increases for the three and nine months ended October 31, 2013, respectively, and positive comparable club sales at Sam's Club. These increases were partially offset by $1.6 billion and $3.3 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2013, respectively, and by decreases in comparable store sales at Walmart U.S. and in a number of our international operations.

Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and nine months ended October 31, 2013 and 2012, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	(0.3)%	1.5%	0.0%	0.0%	(0.8)%	2.5%	0.0%	0.0%
Sam's Club	0.1%	3.8%	(1.0)%	1.0%	0.3%	4.8%	(0.5)%	0.4%
Total U.S.	(0.2)%	1.9%	(0.1)%	0.2%	(0.6)%	2.9%	0.0%	0.1%

Comparable store and club sales in the U.S., including fuel, decreased 0.2% and 0.6% for the three and nine months ended October 31, 2013, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were negatively impacted by lower consumer spending primarily due to the slow recovery in general economic conditions, and the 2% increase in the 2013 payroll tax rate, partially offset by increased member traffic driven by various membership enhancements at Sam's Club. Additionally, e-commerce sales positively impacted total U.S. comparable store and club sales percentages approximately 0.2% for each of the three and nine month periods ended October 31, 2013.

Leverage
Operating Income

	Three Months Ended October 31,					Nine Months Ended October 31,
	2013			2012		2013			2012
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,123	81.2%	5.8%	$4,841	79.5%	$15,973	81.9%	5.6%	$15,122	79.0%
Walmart International	1,457	23.1%	1.7%	1,432	23.5%	4,144	21.2%	(1.4)%	4,201	21.9%
Sam's Club	474	7.5%	9.2%	434	7.1%	1,550	7.9%	6.3%	1,458	7.6%
Corporate and support	(744)	(11.8)%	21.2%	(614)	(10.1)%	(2,142)	(11.0)%	30.9%	(1,636)	(8.5)%
Operating income	$6,310	100.0%	3.6%	$6,093	100.0%	$19,525	100.0%	2.0%	$19,145	100.0%
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
Operating Expenses
For the three and nine months ended October 31, 2013, operating expenses increased 2.0% and 2.2%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased 1.6% and 1.7%, respectively, when compared to the same periods in the previous fiscal year. Accordingly, we did not meet our objective of growing operating expenses at a slower rate than net sales for either period. Overall, lower than anticipated net sales, higher investment in key areas, such as global leverage and e-commerce initiatives, and additional expenses related to the Foreign Corrupt Practices Act ("FCPA") inquires and investigations and our global compliance program and organizational enhancements contributed to us not leveraging for the three and nine months ended October 31, 2013. Expenses incurred for the FCPA inquires and investigations and our global compliance program and organizational enhancements were $69 million and $224 million for the three and nine months ended October 31, 2013, respectively, compared to $48 million and $99 million for the three and nine months ended October 31, 2012, respectively. The negative leverage impact of these items was partially offset by lower incentive expenses for the three and nine months ended October 31, 2013.
Operating Income
For the three and nine months ended October 31, 2013, operating income grew 3.6% and 2.0%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased 1.6% and 1.7%, respectively, when compared to the same periods in the previous fiscal year. Fluctuations in currency exchange rates negatively impacted operating income $16 million for the three months ended October 31, 2013 and positively impacted operating income $10 million for the nine months ended October 31, 2013. We grew operating income at a faster rate than net sales for both periods primarily due to increases in the gross margin rate of 13 basis points and 11 basis points for the three and nine months ended October 31, 2013, respectively, and increases in our membership and other income of 12.3% and 3.0% for the three and nine months ended October 31, 2013, respectively. These increases in operating income were partially offset by the factors we discussed for not leveraging operating expenses.

Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROI was 17.5% and 18.0% for the trailing twelve-month periods ended October 31, 2013 and 2012, respectively. The decline in ROI was primarily due to investments in stores, clubs and e-commerce, growth in working capital and the impact of acquisitions.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. We consider return on assets ("ROA") to be the financial measure computed in accordance with generally accepted accounting principles ("GAAP") that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated income from continuing operations for the period divided by average total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets of continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2013	2012
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$28,181	$27,546
+ Interest income	148	162
+ Depreciation and amortization	8,797	8,367
+ Rent	2,688	2,560
= Adjusted operating income	$39,814	$38,635

Denominator
Average total assets of continuing operations(1)	$207,624	$200,447
+ Average accumulated depreciation and amortization(1)	56,533	50,382
- Average accounts payable(1)	39,747	38,914
- Average accrued liabilities(1)	18,571	17,713
+ Rent x 8	21,504	20,480
= Average invested capital	$227,343	$214,682
Return on investment (ROI)	17.5%	18.0%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$17,922	$17,278
Denominator
Average total assets of continuing operations(1)	$207,624	$200,447
Return on assets (ROA)	8.6%	8.6%

	As of October 31,
	2013	2012	2011
Certain Balance Sheet Data
Total assets of continuing operations(2)	$209,509	$205,738	$195,155
Accumulated depreciation and amortization	59,408	53,658	47,106
Accounts payable	39,221	40,272	37,555
Accrued liabilities	18,606	18,536	16,890

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2) Total assets of continuing operations as of October 31, 2013, 2012 and 2011 in the table exclude assets of discontinued operations that are reflected in the Company's Condensed Consolidated Balance Sheets of $367 million, $80 million, and $89 million, respectively.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $3.8 billion for the nine months ended October 31, 2013, compared to free cash flow of $7.0 billion for the nine months ended October 31, 2012. The decline in free cash flow was primarily due to the timing of payments for income taxes and payables, as well as higher capital expenditures when compared to the same period in the previous fiscal year.
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated income from continuing operations as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
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

	Nine Months Ended October 31,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$13,320	$15,907
Payments for property and equipment	(9,506)	(8,921)
Free cash flow	$3,814	$6,986

Net cash used in investing activities(1)	$(8,942)	$(9,352)
Net cash used in financing activities	(3,235)	(4,694)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three and nine months ended October 31, 2013 and 2012

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Total revenues	$115,688	$113,800	$346,588	$340,875
Percentage change from comparable period	1.7%	3.4%	1.7%	5.4%
Net sales	$114,876	$113,077	$344,290	$338,644
Percentage change from comparable period	1.6%	3.4%	1.7%	5.4%
Total U.S. calendar comparable store and club sales increase (decrease)	(0.2)%	1.9%	(0.6)%	2.9%
Gross profit margin as a percentage of net sales	24.5%	24.4%	24.5%	24.3%
Operating income	$6,310	$6,093	$19,525	$19,145
Operating income as a percentage of net sales	5.5%	5.4%	5.7%	5.7%
Income from continuing operations	$3,870	$3,809	$12,007	$11,841
Unit counts at period end	11,096	10,524	11,096	10,524
Retail square feet at period end	1,094	1,060	1,094	1,060
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 1.7% for each of the three and nine months ended October 31, 2013, when compared to the same periods in the previous fiscal year. The increases in total revenues were primarily a result of increases in our net sales, which increased 1.6% and 1.7% for the three and nine months ended October 31, 2013, respectively. The increases in net sales were primarily due to 3.3% year-over-year growth in retail square feet, higher e-commerce sales, the impact of fiscal 2013 acquisitions, which accounted for $314 million and $730 million of the net sales increases for the three and nine months ended October 31, 2013, respectively, and positive comparable club sales at Sam's Club. These increases were partially offset by $1.6 billion and $3.3 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2013, respectively, and by decreases in comparable store sales at Walmart U.S. and in a number of our international operations. Increases in membership and other income, primarily due to higher membership income at Sam's Club, also contributed to the increase in total revenues for both periods.
Our gross profit rate increased 13 and 11 basis points for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in our gross profit rate were driven by the increases in gross profit rate at each of our segments, which were caused by a variety of factors, including cost of goods savings initiatives and supply chain productivity at Walmart U.S., improved sourcing efficiency, case productivity and reduced mark-downs at Walmart International and changes in merchandise mix at Sam's Club.
We did not leverage expenses for the three and nine months ended October 31, 2013, as operating expenses, as a percentage of net sales, increased 8 and 11 basis points, respectively, when compared to the same periods in the previous fiscal year. Overall, lower than anticipated net sales, higher investment in key areas, such as global leverage and e-commerce initiatives, and additional expenses related to the FCPA inquires and investigations and our global compliance program and organizational enhancements contributed to us not leveraging for the three and nine months ended October 31, 2013. The negative leverage impact of these items was partially offset by a decline in incentive expenses for the three and nine months ended October 31, 2013.
Our effective income tax rates were 32.5% and 32.8% for the three and nine months ended October 31, 2013, compared to our effective income tax rates of 31.3% and 32.6% for the same periods in the previous fiscal year, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally lower than the U.S. statutory rate. We continue to expect the effective tax rate for fiscal 2014 to be between 31 and 33 percent.
As a result of the factors discussed above, we reported $3.9 billion and $12.0 billion of consolidated income from continuing operations for the three and nine months ended October 31, 2013, respectively, an increase of $61 million and $166 million, respectively, when compared to the same periods in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.14 and $3.51 for the three and nine months ended October 31, 2013, respectively, an increase compared to EPS for the three and nine months ended October 31, 2012 of $1.07 and $3.34, respectively. EPS for the three and nine months ended October 31, 2013 included incremental expenses of approximately $0.03 and $0.08 per share, respectively, for investments in e-commerce initiatives. We expect the incremental expenses related to our investment in our e-commerce initiatives to impact fiscal 2014 EPS approximately $0.10 per share. Additionally, we expect that the fourth quarter expenses related to closing approximately 50 underperforming stores in Brazil and China and terminating our relationship with Bharti Retail Limited will negatively impact fiscal 2014 EPS an estimated $0.06 per share and $0.04 per share, respectively.

Walmart U.S. Segment
Three and nine months ended October 31, 2013 and 2012

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Net sales	$67,692	$66,113	$202,973	$199,789
Percentage change from comparable period	2.4%	3.6%	1.6%	4.4%
Calendar comparable store sales increase (decrease)	(0.3)%	1.5%	(0.8)%	2.5%
Operating income	$5,123	$4,841	$15,973	$15,122
Operating income as a percentage of net sales	7.6%	7.3%	7.9%	7.6%
Unit counts at period end	4,156	3,971	4,156	3,971
Retail square feet at period end	655	638	655	638
Net sales for the Walmart U.S. segment increased 2.4% and 1.6% for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due to year-over-year growth in retail square feet of 2.7%, partially offset by decreases in comparable store sales of 0.3% and 0.8% for the three and nine months ended October 31, 2013, respectively. Our comparable store sales were negatively impacted by lower consumer spending primarily due to the slow recovery in general economic conditions and the 2% increase in the 2013 payroll tax rate. Additionally, e-commerce sales positively impacted our comparable store sales percentages approximately 0.2% for each of the three and nine month periods ended October 31, 2013.
Gross profit rate increased 9 and 15 basis points for the three and nine months ended October 31, 2013, respectively, compared to the same periods in the previous fiscal year. The increases in the gross profit rate have primarily been the result of cost of goods savings initiatives and supply chain productivity.
Walmart U.S. leveraged expenses for the three and nine months ended October 31, 2013, as operating expenses, as a percentage of segment net sales, declined 16 and 18 basis points, respectively, compared to the same periods in the previous fiscal year. The decrease in operating expenses, as a percentage of segment net sales, was primarily driven by productivity initiatives and lower incentive expenses.

Walmart International Segment
Three and nine months ended October 31, 2013 and 2012

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Net sales	$33,109	$33,046	$98,839	$96,922
Percentage change from comparable period	0.2%	2.4%	2.0%	7.7%
Operating income	$1,457	$1,432	$4,144	$4,201
Operating income as a percentage of net sales	4.4%	4.3%	4.2%	4.3%
Unit counts at period end	6,310	5,933	6,310	5,933
Retail square feet at period end	355	339	355	339
Net sales for the Walmart International segment increased 0.2% and 2.0% for the three and nine months ended October 31, 2013, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 4.6% and the impact of fiscal 2013 acquisitions, which accounted for $314 million and $730 million of the net sales increases for the three and nine months ended October 31, 2013, respectively. In addition, higher e-commerce sales in the United Kingdom and Brazil also contributed to the increase in net sales. These increases were partially offset by $1.6 billion and $3.3 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2013, respectively, and by decreases in comparable store sales in many of our larger operations.
Gross profit rate increased 5 and 7 basis points for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in the gross profit rate were primarily due to improvements in our operations in the United Kingdom and Mexico, which were the result of improved sourcing efficiency, case productivity and reduced mark-downs.
Walmart International did not leverage operating expenses for the three and nine months ended October 31, 2013, as operating expenses, as a percentage of segment net sales, increased 5 and 20 basis points, respectively, when compared to the same periods in the previous fiscal year. Lower than anticipated net sales, increased wages, strategic investments, including investments in e-commerce initiatives, and higher non-income taxes, each contributed to our increase in operating expenses as a percentage of net sales.

Sam's Club Segment
Three and nine months ended October 31, 2013 and 2012
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2013	2012	2013	2012
Including Fuel
Net sales	$14,075	$13,918	$42,478	$41,933
Percentage change from comparable period	1.1%	4.7%	1.3%	5.4%
Calendar comparable club sales increase	0.1%	3.8%	0.3%	4.8%
Operating income	$474	$434	$1,550	$1,458
Operating income as a percentage of net sales	3.4%	3.1%	3.6%	3.5%
Unit counts at period end	630	620	630	620
Retail square feet at period end	84	83	84	83

Excluding Fuel
Net sales	$12,449	$12,190	$37,421	$36,797
Percentage change from comparable period	2.1%	3.6%	1.7%	5.0%
Calendar comparable club sales increase	1.1%	2.8%	0.8%	4.4%
Operating income	$466	$426	$1,537	$1,424
Operating income as a percentage of net sales	3.7%	3.5%	4.1%	3.9%
Net sales for the Sam's Club segment increased 1.1% and 1.3% for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due to year-over-year growth in retail square feet of 1.8%, higher e-commerce sales and positive comparable club sales of 0.1% and 0.3% for the three and nine months ended October 31, 2013, respectively. Our positive comparable club sales were the result of increased member traffic primarily coming from our Savings Members. Additionally, e-commerce sales positively impacted our comparable club sales percentages approximately 0.2% for each of the three and nine month periods ended October 31, 2013.
Gross profit rate increased 26 and 6 basis points for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. The gross profit rate increased primarily due to changes in merchandise mix.
Membership and other income increased 16.8% and 10.9% for the three and nine months ended October 31, 2013, respectively, when compared to the same periods in the previous fiscal year. These increases in membership and other income are the result of the increased membership fees we introduced May 15, 2013. Additionally, membership and other income benefited from improved contract terms relating to the profit sharing arrangement with our credit card provider.
Sam's Club did not leverage expenses for the three and nine months ended October 31, 2013, as operating expenses as a percentage of segment net sales increased 31 and 7 basis points, respectively, compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of net sales were primarily due to a state excise tax refund credit we received in the prior periods and our higher pre-opening expenses associated with more club openings than in the previous year.

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

	Nine Months Ended October 31,
(Amounts in millions)	2013	2012
Net cash provided by operating activities	$13,320	$15,907
Payments for property and equipment	(9,506)	(8,921)
Free cash flow	$3,814	$6,986

Net cash used in investing activities(1)	$(8,942)	$(9,352)
Net cash used in financing activities	(3,235)	(4,694)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Cash Flows from Operating Activities
Net cash provided by operating activities was $13.3 billion and $15.9 billion for the nine months ended October 31, 2013 and 2012, respectively. The decline in net cash provided by operating activities was primarily due to the timing of payments for income taxes and payables.
Cash Equivalents and Working Capital
Cash and cash equivalents were $8.7 billion and $8.6 billion at October 31, 2013 and 2012, respectively. Our working capital deficits were $9.9 billion and $13.4 billion at October 31, 2013 and 2012, respectively. The decrease in our working capital deficit is primarily attributable to the increase in our inventory levels as Walmart U.S. and Sam's Club accelerated inventory purchases to support our holiday sales plans, as well as lower than anticipated sales across the Company. Timing differences also contributed to the decrease in our working capital deficit. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and in providing returns to our shareholders in the form of share repurchases and payments of cash dividends.
We employ financing strategies (e.g., our global funding structures) in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain limited exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned (either from operations or through our global funding structures) and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of October 31, 2013 and January 31, 2013, approximately $1.3 billion and $876 million, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Cash Flows from Investing Activities
Cash flows from investing activities generally consist of payments for property and equipment, which were $9.5 billion and $8.9 billion for the nine months ended October 31, 2013 and 2012, respectively. These capital expenditures primarily relate to new store growth, as well as remodeling existing stores.
Pending Transaction
As discussed in Note 10 to our Condensed Consolidated Financial Statements, we currently anticipate completing the following transaction that will impact our cash flows from investing activities:
Vips Restaurant Business in Mexico
In September 2013, Wal-Mart de México ("Walmex"), a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to dispose of Walmex's Vips restaurant business ("Vips") in Mexico for approximately $625 million. Accordingly, the Vips operating results are presented as discontinued operations in the Company's Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2013 and 2012. Additionally, the Vips assets and liabilities to be disposed of are reported separately in the Company's Condensed Consolidated Balance Sheets as of October 31, 2013. The Vips sale is subject to approval by Mexican regulatory authorities and is expected to close during the fourth quarter. Upon completion of this transaction, the Company expects to record a net gain, which will be recorded in discontinued operations in the Company's Condensed Consolidated Statements of Income.
Cash Flows from Financing Activities
Cash flows from financing activities generally consist of transactions related to our short- and long-term debt, as well as dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities.
Short-term Borrowings
Short-term borrowings increased $6.0 billion for the nine months ended October 31, 2013, compared to an increase of $4.7 billion for the same period in the previous fiscal year. Favorable interest rates available to us have allowed us to continue to utilize the liquidity under our short-term borrowing programs to provide funding used for our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements and corporate purposes as needed.
Long-term Debt
Information on significant long-term debt issued during the nine months ended October 31, 2013, is as follows:

(Amounts in millions)
Issue Date	Maturity Date	Interest Rate	Principal Amount
April 11, 2013	April 11, 2016	0.600%	$1,000
April 11, 2013	April 11, 2018	1.125%	1,250
April 11, 2013	April 11, 2023	2.550%	1,750
April 11, 2013	April 11, 2043	4.000%	1,000
October 2, 2013	December 15, 2018	1.950%	1,000
October 2, 2013	October 2, 2043	4.750%	750
Total			$6,750
The aggregate net proceeds from these long-term debt issuances were approximately $6.7 billion, which were used to pay down and refinance existing debt and for other general corporate purposes. We also received additional aggregate net proceeds of approximately $0.4 billion from other, smaller long-term debt issuances in several of our international operations, which were used primarily to refinance existing debt.

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
The dividend installments payable on April 1, 2013, June 3, 2013 and September 3, 2013, were paid as scheduled and totaled$4.6 billion for the nine months ended October 31, 2013, compared to total dividend payments of $4.0 billion for the same period in the previous fiscal year.
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
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The number of shares repurchased, average price paid per share and cash paid for share repurchases for the nine months ended October 31, 2013 and 2012, were as follows:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2013	2012
Total number of shares repurchased	77.9	70.9
Average price paid per share	$74.54	$65.69
Total cash paid for share repurchases	$5,806	$4,657

Pending Transactions
As discussed in Note 10 to our Condensed Consolidated Financial Statements, we currently anticipate completing the following transactions with noncontrolling interest shareholders that will impact our cash flows from financing activities:
Walmart Chile
In September 2013, certain redeemable noncontrolling interest shareholders exercised put options that would require the Company to purchase a portion of their shares in Walmart Chile at the mutually agreed upon redemption value to be determined after exercise of the put options. Upon initial exercise of the put options, the Company recorded an increase to redeemable noncontrolling interest of $977 million, with a corresponding decrease to capital in excess of par value, to reflect the estimated redemption value of the redeemable noncontrolling interest at $1.4 billion. Subsequent to period end, the Company negotiated with the redeemable noncontrolling interest shareholders to acquire all of their redeemable noncontrolling interest shares. In February 2014, upon closing of the purchase of the shares held by the redeemable noncontrolling interest shareholders, the Company's ownership interest in Walmart Chile will be approximately 99.7 percent. The Company will then initiate a tender offer for the remaining 0.3 percent noncontrolling interest held by the public in Chile at the same value per share as will be paid to the redeemable noncontrolling interest shareholders. The tender offer is expected to close in March 2014.
India Operations
During the fourth quarter of fiscal 2014, the Company entered into an agreement with Bharti Ventures Limited ("Bharti") to acquire Bharti’s ownership stake in Bharti Walmart Private Limited, a joint venture between Bharti and the Company established in 2007, which operates the Company’s wholesale cash & carry business in India, for $100 million. Upon completion of the transaction, the Company will be the sole owner of that business. In addition, the Company also entered into agreements with Bharti to terminate its franchise and supply agreements with Bharti Retail Limited ("Bharti Retail"), which operates Bharti's retail business in India, and to transfer to Bharti the Company's investment in that business. The Company will pay, or forgive indebtedness, aggregating approximately $234 million in connection with such agreements related to the Bharti retail business. Each of these transactions is subject to regulatory approval and is expected to close during the fourth quarter. The Company expects to record a net loss in continuing operations in the Company's Condensed Consolidated Statements of Income related to the transactions with respect to Bharti Retail.
We plan on funding the cash requirements for these transactions with our existing cash balances.

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
Our access to the commercial paper and long-term debt markets has historically provided us with adequate sources of liquidity. We anticipate no difficulty in obtaining financing from those markets in the future due to our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets with favorable interest rates and other terms depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness continuing to be at or above the level of our current ratings. At October 31, 2013, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At October 31, 2013 and 2012, the ratio of our debt-to-total capitalization was 45.7% and 43.7%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders' equity. The increase in our debt-to-total capitalization ratio was primarily driven by higher short-term borrowing and a slight reduction to shareholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2013 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2013. At October 31, 2013, the fair value of our derivative instruments had increased approximately $210 million since January 31, 2013, primarily due to fluctuations in market interest rates. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Japan, Africa, Canada and Brazil were the primary cause of the $1.9 billion net loss for the nine months ended October 31, 2013, in the currency translation and other category of accumulated other comprehensive income (loss).
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
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of October 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Gender Discrimination Class Actions: Dukes v. Wal-Mart, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. Wal-Mart, USDC, Northern Dist. of TX, Dallas Div., 10/27/11; Phipps v. Wal-Mart, USDC, Middle Dist. of TN., Nashville Div., 10/2/12; 6th Circuit Ct. of Appeals, Cincinnati, OH, 9/11/13; Love v. Wal-Mart, USDC, Southern Dist. of FL, Ft. Lauderdale Div., 10/4/12; Ladik v. Wal-Mart, USDC, Western Dist. of WI, 2/20/13.
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
In July 2011, the Environmental Department of Bento Gonçalves notified WMS Supermercados do Brasil Ltda that it is investigating alleged soil contamination from oil leakage, in addition to the previous wastewater issue. WMS Supermercados do Brasil Ltda is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In April 2013, a subsidiary of the Company, Corporacion de Compañias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380,000 in connection with the construction of a retaining wall fifteen years ago for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
Wal-Mart de México, S.A.B. de C.V., a majority-owned subsidiary of the Company, is working to resolve approximately 21 enforcement actions with the Mexico Environmental Protection Agency in the State of Michoacán, Mexico, involving a variety of issues that occurred between 2008 and 2013. The issues include, but are not limited to, record-keeping allegations, such as failure to maintain appropriate records for air conditioning equipment, and the alleged failure to obtain appropriate permits, such as for the installation of ovens. Wal-Mart de México, S.A.B de C.V., is working to remedy these issues. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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
Share repurchase activity for each of the three months ended October 31, 2013, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2013	7,133,256	$75.59	7,133,256	$13.4
September 1-30, 2013	7,443,420	73.97	7,443,420	12.8
October 1-31, 2013	8,329,373	74.47	8,329,373	12.2
Total	22,906,049		22,906,049

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2013 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2014; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the expected recognition of a net gain upon the sale of Walmex’s Vips restaurant business and a expected net loss as a result of the anticipated transactions with respect to Walmart’s India operations and the Company's plan to initiate a tender offer with respect to Walmart Chile for the remaining 0.3 percent owned by the public in Chile after the completion of the Company's purchase of certain shares of Walmart Chile pursuant to the exercise of certain put options by shareholders of Walmart Chile; (2) in Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics-Leverage-Operating Income" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of the latter objective; statements under the caption "Results of Operations-Consolidated Results of Operations" regarding the update of the forecasted full year effective income tax rate for Walmart's fiscal year 2014, the possibility of fluctuations in the effective income tax rate from quarter to quarter and the factors that may cause those fluctuations, and management's expectations regarding the incremental fiscal 2014 expenses per share for e-commerce operations and management's expectations regarding the negative impact that the expenses to be incurred in the three months ending January 31, 2013 related to the closing of approximately 50 underperforming stores in Brazil and China and the termination of the Company's relationship with Bharti Retail Limited will have on the Company's EPS for fiscal year 2014; a statement under the caption "Results of Operations- Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; statements under the caption "Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; statements under the caption "Liquidity and Capital Resources-Cash Flows from Investing Activities-Pending Transactions" regarding management's expectations that the anticipated sale of Walmex’s Vips restaurant business will affect Walmart’s cash flow and will result in a net gain to Walmart; a statement under the caption "Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2014; statements under the caption "Liquidity and Capital Resources-Cash Flows from Financing Activities-Pending Transactions" regarding management's expectation that the purchase of certain Walmart Chile shares and transactions relating to Walmart's India operations will affect Walmart's cash flow, that the Company will initiate a tender offer for the remaining 0.3 percent owned by the public in Chile after the completion of the Company's purchase of certain Walmart Chile shares, that the transactions relating to Walmart's India operations will result in a net loss and that Walmart will fund the cash requirements for those transactions with Walmart's existing cash balances; and statements under the caption "Liquidity and Capital Resources-Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations and the proceeds from the issuance of short-term borrowings to finance seasonal inventory buildups and to meet other cash requirements, management's expectations regarding funding certain cash flow shortfalls with a combination of short-term borrowings and long-term debt, management's plans to refinance existing long-term debt as it matures, management's expectations as to obtaining additional long-term financing for other corporate purposes and Walmart's ability to obtain financing, and management's expectation that Walmart's ability to access the commercial paper and long-term debt markets on favorable terms will depend on Walmart's credit ratings and the effect that lower ratings would have on that access and Walmart's cost of funds; and (3) statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II, Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words "anticipate," "believe," "could be," "depend," "expect," “expected,” "expects," "impact," "intend," "is not expected," "may be," "may continue," "may fluctuate," "may impact," "may make," "may result," "objective," "plan," "will be," "will continue," "will depend," "will have," "will impact," “will incur,” "will initiate," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including: general economic conditions; business trends in markets in which Walmart operates; economic conditions affecting specific markets in which we operate; competitive pressures; inflation and deflation; consumer confidence, disposable income, credit availability, spending levels, spending patterns and debt levels; the seasonality of Walmart's business and seasonal buying patterns in the United States and other markets and deviations from such seasonal buying patterns; geo-political conditions and events; weather conditions and events and their effects; catastrophic events and natural disasters and their effects on Walmart's business; public health emergencies; civil unrest and disturbances and terrorist attacks; commodity prices; the cost of goods Walmart sells; transportation costs; the cost of diesel fuel, gasoline, natural gas and electricity; the selling prices of gasoline; disruption of Walmart's supply chain, including transport of goods from foreign suppliers; information security costs; trade restrictions; changes in tariff and freight rates; labor costs; the availability of qualified labor pools in Walmart's markets; changes in employment laws and regulations; the cost of healthcare and other benefits; casualty and other insurance costs; accident-related costs; the cost of construction materials; adoption of or changes in tax and other laws and regulations that affect Walmart's business, including changes in corporate tax rates; changes in currency control laws; developments in, and the outcome of, legal and regulatory proceedings to which Walmart is a party or is subject; changes in the credit ratings assigned to Walmart's commercial paper and debt securities by credit rating agencies; cash flows from Walmart's domestic operations, Walmart's overall liquidity requirements and Walmart's access to capital markets as those factors may affect the need to repatriate cash held in Walmart's operations outside the U.S.; currency exchange rate fluctuations; changes in market interest rates; conditions and events affecting domestic and global financial and capital markets; the performance by Alsea of its obligations to purchase Walmart’s Vips restaurant business; the receipt of regulatory authorization to consummate the sale of the Vips business; and completion of the anticipated transactions relating to Walmart’s India operations; and other risks. Factors that may affect Walmart's projected effective income tax rate for fiscal year 2014 are discussed in Part I., Item 2. of this Quarterly Report on Form 10-Q, which is captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Consolidated Results of Operations." Walmart discusses certain of the foregoing matters more fully, as well as certain risk factors that may affect its business operations, financial condition, results of operations and cash flows, in other of Walmart's filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart's subsequent, other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.
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

WAL-MART STORES, INC.

Date: December 6, 2013	By:	/s/ Michael T. Duke
Michael T. Duke President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2013	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 6, 2013	By:	/s/ Steven P. Whaley
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

Exhibit 10(a)
Agreement by and between the Company and Michael T. Duke dated November 22, 2013, which is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated November 25, 2013.

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

Exhibit 101.INS*+	XBRL Instance Document

Exhibit 101.SCH*+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report