Form 10-K
period 2014-01-31
WAL MART STORES INC
filed 2014-03-21
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2014, or

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
Yes  ☐    No  ☒
As of July 31, 2013, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2013, was $124,752,718,081. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 3,229,175,401 shares of common stock outstanding as of March 18, 2014.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Annual Report to Shareholders for the Fiscal Year Ended January 31, 2014 (the "Annual Report to Shareholders") included as Exhibit 13 to this Form 10-K	Parts I and II

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2014 (the "Proxy Statement")	Part III

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
The forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our expected results of operations and our forecasts of certain financial results for certain periods, including our sales, the net sales of one or more of our operating segments, our expenses in various categories, our earnings per share for certain periods, our comparable store sales or comparable club sales of one of our operating segments or operations in a particular country for a period, our effective annual tax rate, the amount, nature and allocation of future capital expenditures, dividends, capital structure and opening of certain numbers of additional stores and clubs in the United States and additional units in the other countries in which we operate, our forecasts for the increase in square footage in our various operating segments and in countries in which we operate, the consummation of the acquisition of assets or operations, conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units, expansion and other development trends of the retail industry, our plans for integrating newly acquired operations into our existing operations, our business strategy, our business plans, our pricing strategy, our cost of goods, our inventory levels, the anticipated success of various operating initiatives, our plans for increasing our market share, our financing strategy, expansion and growth of our business, changes in our operations, including the mix of products sold, changes in expected sales of certain categories of products, our plans for leveraging best practices, lessons from multiple formats and global sourcing practices, our liquidity and plans for accessing the capital markets, our need to repatriate cash held offshore of the United States, the outcome of litigation and other legal proceedings to which we are subject and the costs we may incur in connection therewith, and other similar matters and the assumptions underlying or relating to any such statement. Such forward-looking statements include statements made in Part I, Item 3. "Legal Proceedings" in this Annual Report on Form 10-K as to our belief that the possible loss or range of any possible loss that may be incurred in connection with certain legal proceedings will not be material to our financial condition, results of operations, or liquidity. Forward-looking statements are often identified by the use of words or phrases such as "anticipate," "believe," "could occur," "could result," "continue," "estimate," "expect," "forecast," "guidance," "plan," "projected," "projections," "will be," "will continue," "will change," "will decrease," "will have," "will increase," and "will remain," or words or other phrases commencing with the word "will," or words or phrases that are variations of or that use such words or phrases and other similar words and phrases that denote anticipated or expected occurrences or results.
Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, which are outside our control. Any one, or a combination, of these risks, factors and uncertainties could materially affect our financial performance, our results of operations, including our sales, earnings per share or comparable store sales or comparable club sales and effective tax rate for any period, our business operations, business strategy, plans, goals or objectives. These factors include, but are not limited to: general economic conditions, including changes in the economy of the United States or other specific markets in which we operate, economic instability, changes in the monetary policies of the United States, the Board of Governors of the Federal Reserve System, other governments or central banks, economic crises and disruptions in the financial markets, including as a result of sovereign debt crises, governmental budget deficits, unemployment and partial employment levels, employment conditions within our markets, credit availability to consumers and businesses, levels of consumer disposable income, consumer confidence, consumer credit availability, consumer spending patterns, consumer debt levels, consumer preferences, including consumer demand for the merchandise we offer for sale, the timing of consumers' receipt of tax refund checks, changes in the amount of payments made under the Supplement Nutrition Assistance Plan and other public assistance plans, changes in the eligibility requirements of public assistance plans, inflation, deflation, commodity prices, the cost of the goods we sell, competitive pressures, the seasonality of our business, seasonal buying patterns in the United States and our other markets, anticipated store or club closures, labor costs, transportation costs, the cost of diesel fuel, gasoline, natural gas and electricity, the selling prices of fuel, the cost of healthcare and other benefits, accident costs, our casualty and other insurance costs, information security costs, the cost of construction materials, availability and the cost of acceptable building sites for new stores, clubs and other units, availability of qualified labor pools in the specific markets in which we operate, including the availability of persons with the skills and abilities necessary to meet Walmart's needs for managing and staffing its new units and conducting their operations, real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that may prevent Walmart from building, or that impose limitations on Walmart's ability to build, new units in certain locations or relocate or expand existing units, availability of necessary utilities for new units, availability of skilled labor and labor, material and other construction costs in areas in which new or relocated units are proposed to be constructed or existing units are proposed to be expanded or remodeled, competitive pressures and the initiatives of our competitors, accident-related costs, weather conditions patterns and events, climate change, catastrophic events and natural disasters, as well as storm and other damage to our stores, clubs, distribution centers and other facilities and store closings and other limitations on our customers' access to our stores and clubs resulting from such events and disasters, disruption in the availability of our online shopping sites on the internet, cyberattacks on our information systems, disruption in our supply chain, including availability and transport of goods from domestic and foreign suppliers, trade restrictions, changes in tariff and freight rates, adoption of or changes in tax, labor and other laws and regulations that affect our business, including changes in corporate and personal tax rates and the imposition of new taxes and surcharges, costs of compliance with laws and regulations, the mix of our earnings from our United States and foreign operations, changes in our assessment of certain tax contingencies, increases or decreases in valuation allowances, outcome of administrative audits, the impact of discrete items on our effective tax rate, the resolution of other tax matters, developments in and the outcome of legal and regulatory proceedings to which we are a party or are subject and the expenses associated therewith, the requirements for expenditures in connection with the FCPA-related matters, including enhancements to Walmart's compliance program and ongoing investigations; changes in the rating of any of our indebtedness; currency exchange rate fluctuations and volatility, fluctuations in market rates of interest, and other conditions and events affecting domestic and global financial and capital markets, public health emergencies, economic and geo-political conditions and events, including civil unrest and disturbances and terrorist attacks, unanticipated changes in generally accepted accounting principles or in the interpretations or applicability thereof, unanticipated changes in accounting estimates and judgments, and unanticipated restructurings and the related expenses. Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty and can be affected by many factors. The accuracy of the forecast of the range of our effective tax rate for any year can be affected by other factors, including changes in assessments of certain tax contingencies, increases or decreases in valuation allowances, outcome of administrative audits, the impact of discrete items and the mix of earnings among the Company's United States and international operations.
The foregoing list of factors that may affect our operations and financial performance is not exclusive. Other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors and uncertainties, which we discuss below under the caption "Item 1A. Risk Factors," and may discuss in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q. In addition, from time to time, we may disclose additional risk factors and other risks in our Quarterly Reports on Form 10-Q and disclose other risks in other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate and assumptions that we believe to be reasonable at the time such forward-looking statements are made, but because of the factors described and listed above, as well as the other risks, uncertainties and factors we disclose below and in the other reports mentioned above, as well as other risks not known to us at this time, or as a result of changes in facts, assumptions not being realized or other circumstances, actual results may differ materially from those contemplated in the forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make or that are made on our behalf, including those made herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2014
PART I

ITEM 1.	BUSINESS
General
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – in retail stores, online, and through their mobile devices.   We earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity.
Our operations comprise three reportable business segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our discussion is as of and for the fiscal years ended January 31, 2014 ("fiscal 2014"), January 31, 2013 ("fiscal 2013") and January 31, 2012 ("fiscal 2012"). During fiscal 2014, we generated total revenues of $476 billion, which was primarily comprised of net sales of $473 billion.
Walmart U.S. is our largest segment and operates retail stores in various formats in all 50 states in the U.S., Washington D.C. and Puerto Rico, as well as its online retail operations, walmart.com. Walmart U.S. generated approximately 59% of our net sales in fiscal 2014 and, of our three segments, historically has had the highest gross profit as a percentage of net sales ("gross profit rate"), and contributed the greatest amount to the Company's net sales and operating income.
Walmart International consists of the Company's operations in 26 countries outside of the U.S. and its operations include numerous formats of retail stores, wholesale clubs, including Sam's Clubs, restaurants, banks and various retail websites. Walmart International generated approximately 29% of our fiscal 2014 net sales. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of the margin impact from its merchandise mix. Walmart International has generally been our most rapidly growing segment, growing primarily through new stores and acquisitions and, in recent years, has been growing its net sales and operating income at a faster rate than our other segments. However, for fiscal 2014, Walmart International sales growth slowed due to fluctuations in currency exchange rates, as well as no significant acquisitions, and operating income declined as a result of certain operating expenses.
Sam's Club consists of warehouse membership clubs and operates in 48 states in the U.S. and in Puerto Rico, as well as its online operations, samsclub.com. Sam's Club accounted for approximately 12% of our fiscal 2014 net sales. Sam's Club operates as a warehouse membership club with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
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
In 1992, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has continued to expand and at January 31, 2014, our Walmart International segment conducted business in 26 countries.

Information About Our Segments
The Company is engaged in the operation of: retail stores and membership clubs located throughout the U.S.; its wholly-owned subsidiaries in Argentina, Brazil, Canada, China, India, Japan and the United Kingdom; its majority-owned subsidiaries in Africa, Central America, Chile, China and Mexico; and its joint ventures and other controlled subsidiaries in China. The Company defines its reportable segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S. operating under the "Walmart" or "Wal-Mart" brands, as well as walmart.com. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Corporate and support consists of corporate overhead and other items not allocated to any of our segments.
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by our CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Walmart U.S. Segment
The Walmart U.S. segment had net sales of $279.4 billion, $274.4 billion and $264.2 billion for fiscal 2014, 2013 and 2012, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
General. As a mass merchandiser of consumer products, the Walmart U.S. segment operates retail stores in all 50 states, Washington D.C. and Puerto Rico, with supercenters in 48 states, Washington D.C. and Puerto Rico, discount stores in 43 states and Puerto Rico and Neighborhood Markets and other small store formats in 31 states and Puerto Rico. Supercenters range in size from 70,000 square feet to 260,000 square feet, with an average size of approximately 179,000 square feet. Discount stores range in size from 30,000 square feet to 219,000 square feet, with an average size of approximately 105,000 square feet. Neighborhood Markets and other small formats range in size up to 66,000 square feet, with an average size of approximately 40,000 square feet. From time to time, Walmart U.S. tests different store formats to meet market demands and needs. Customers can also purchase a broad assortment of merchandise and services online at www.walmart.com.
WALMART U.S. SEGMENT
RETAIL UNIT COUNT AND RETAIL SQUARE FEET(1)

	Walmart U.S. Supercenters					Walmart U.S. Discount Stores
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet	Opened	Closed	Conversions(2)	Total	Square Feet
Balance forward				2,620	487,907				898	97,156
2010	49	—	86	2,755	510,757	—	(2)	(86)	810	87,721
2011	50	—	102	2,907	534,577	—	—	(102)	708	75,116
2012	43	—	79	3,029	552,237	—	—	(79)	629	66,402
2013	55	—	74	3,158	570,409	7	(1)	(74)	561	59,098
2014	72	—	58	3,288	589,858	4	—	(57)	508	53,496

		Walmart U.S. Neighborhood Markets and Other Small Formats					Total Walmart U.S. Segment
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet		Opened(3)	Closed	Total	Square Feet
Balance forward				185	7,193				3,703	592,256
2010	5	—	—	190	7,374		54	(2)	3,755	605,852
2011	2	(3)	—	189	7,374		52	(3)	3,804	617,067
2012	27	(6)	—	210	8,047		70	(6)	3,868	626,686
2013	79	(3)	—	286	11,226		141	(4)	4,005	640,733
2014	122	—	(1)	407	15,778		198	—	4,203	659,132

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	Conversions of discount stores or Neighborhood Markets to supercenters.

(3)	Total opened, net of conversions of discount stores or Neighborhood Markets to supercenters.

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
The Walmart U.S. segment also offers financial services and related products, including money orders, prepaid cards, wire transfers, check cashing and bill payment. These services total less than 1% of annual net sales.
Nationally advertised merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands, including: "Equate," "Everstart," "Faded Glory," "George," "Great Value," "Hometrends," "Mainstays," "Marketside," "No Boundaries," "Ol' Roy," "Ozark Trail," "Parent's Choice," "Price First," "Prima Della," "Sam's Choice," "Spring Valley" and "White Stag." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Danskin Now," "Disney," "General Electric," "OP," "Rival" and "Starter."
The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows for fiscal 2014, 2013 and 2012:

	Fiscal Years Ended January 31,
STRATEGIC MERCHANDISE UNITS	2014	2013	2012
Grocery	56%	55%	55%
Entertainment	11%	11%	12%
Health and wellness	10%	11%	11%
Hardlines	9%	9%	9%
Apparel	7%	7%	7%
Home	7%	7%	6%
Total	100%	100%	100%
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
Seasonal Aspects of Operations. The Walmart U.S. segment's business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.

Competition. The Walmart U.S. segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, dollar, drug, variety and specialty stores, supercenter-type stores, hypermarkets, internet-based retailers and catalog businesses. We also compete with others for desirable sites for new or relocated retail units.
Our ability to develop, open and operate units at the right locations and offer value and service to our customers largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•
EDLP: our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	Rollbacks: our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Save Even More and Ad Match: strategies to meet or be below a competitor's advertised price;

•	Store of the Community: a program to ensure the merchandise assortment in a particular store fits the demographic needs of the local community in which that store is located; and

•	Clean, Fast and Friendly: our commitment to deliver a great customer experience through fast, friendly service in a clean environment.
We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience.
Distribution. For fiscal 2014, approximately 80% of the Walmart U.S. segment's purchases of merchandise were shipped through our distribution facilities, which are located strategically throughout the U.S. The remaining merchandise we purchased was shipped directly from suppliers. General merchandise is transported primarily through our private truck fleet. However, we contract with common carriers to transport the majority of our perishable and dry grocery merchandise.
Our Walmart U.S. segment operations are supported by 132 distribution facilities, including return facilities and e-commerce fulfillment centers, as of January 31, 2014. Of these 132 facilities, we owned and operated 102. We owned and third parties operated two facilities, and we leased and operated three facilities. Third parties owned and operated the remaining 25 facilities. In addition to servicing the Walmart U.S. segment, some of our Walmart distribution facilities also service our Sam's Club segment for certain items.

Walmart International Segment
The Walmart International segment's net sales for fiscal 2014, 2013 and 2012, were $136.5 billion, $134.7 billion and $125.4 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
General. Our Walmart International segment is comprised of our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa (which includes Botswana, Ghana, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), Chile, China and Mexico; and our joint ventures and other controlled subsidiaries in China.
Walmart International operates units in three major categories: retail, wholesale and other. These categories consist of numerous formats, including discount stores, supermarkets, supercenters, hypermarkets, retail websites, warehouse clubs, restaurants, apparel stores, drug stores and convenience stores. Generally, retail units range in size from 5,000 square feet to 250,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, which includes restaurants, drugstores and convenience stores operating under various banners in Brazil, Chile, Japan, Mexico and the United Kingdom, range in size up to 4,200 square feet. Customers can also purchase a broad assortment of merchandise and services online at various websites we operate. Also, on a limited basis, our Walmart International segment operates banks that provide consumer financing programs.
WALMART INTERNATIONAL SEGMENT
UNIT COUNT(1) AND RETAIL SQUARE FEET(2)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	—	—	28	4,301	349	26,594	318	39,501	502	8,277	197	9,564
2010	—	—	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437
2011	—	—	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115
2012	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785
2013	377	19,775	94	7,531	558	32,494	379	48,354	642	9,873	329	12,671
2014	379	20,513	104	8,062	556	32,501	389	49,914	661	10,427	380	13,697

	China		India		Japan(3)		Mexico(4)		United Kingdom		Total Walmart International
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	225	39,973	—	—	417	24,514	839	60,491	358	29,011	3,233	242,226
2010	279	49,401	1	50	414	24,292	1,109	66,504	371	30,053	3,739	263,283
2011	328	56,317	5	270	414	24,513	1,364	73,620	385	31,009	4,191	284,071
2012	370	62,124	15	826	419	24,521	1,724	82,611	541	33,765	5,287	326,245
2013	393	65,801	20	1,083	438	24,448	1,988	88,833	565	34,810	5,783	345,673
2014	405	67,205	20	1,083	438	24,489	2,199	94,900	576	35,416	6,107	358,207

(1)
"Unit Count" includes retail stores, wholesale clubs and other, which includes restaurants, drugstores and convenience stores. Walmart International unit counts, with the exception of Canada, are stated as of December 31, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31. For the balance forward, all country balances are stated as of January 31, 2009.

(2)	"Square Feet" columns are reported in thousands.

(3)
All periods include the Wakana units, which are take-out restaurants generally less than 1,000 square feet in size. The information for the balance forward excludes 23 Seiyu units closed in fiscal 2010.

(4)
All periods presented exclude units and square feet for the Vips restaurant business, which is classified as discontinued operations as of January 31, 2014. The Company has entered into an agreement to sell the operations of the Vips restaurant business, subject to regulatory approval.

Unit counts(1) as of January 31, 2014 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	285	94	—	379
Argentina	104	—	—	104
Brazil	468	76	12	556
Canada	389	—	—	389
Central America(4)	660	1	—	661
Chile	351	2	27	380
China	395	10	—	405
India	—	20	—	20
Japan	374	—	64	438
Mexico(5)	2,033	156	10	2,199
United Kingdom	574	—	2	576
Total	5,633	359	115	6,107

(1)
Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2013, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31, 2014.

(2)	"Other" includes restaurants, drugstores and convenience stores operating under varying banners in Brazil, Chile, Japan, Mexico and the United Kingdom.

(3)
Africa unit counts by country are Botswana (11), Ghana (1), Lesotho (3), Malawi (2), Mozambique (7), Namibia (3), Nigeria (2), South Africa (346), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (1).

(4)	Central America unit counts by country are Costa Rica (214), El Salvador (83), Guatemala (209), Honduras (75) and Nicaragua (80).

(5)
Mexico unit counts exclude 360 units of the Vips restaurant business classified as discontinued operations as of January 31, 2014. The Company has entered into an agreement to sell the operations of the Vips restaurant business, subject to regulatory approval.

Merchandise. The merchandising strategy for the Walmart International segment is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of sales, numerous store brands not offered for sale in the U.S. stores and clubs have been developed to serve customers in the different markets in which the Walmart International segment operates. In addition, steps have been taken to develop relationships with local suppliers in each country to ensure reliable sources of quality merchandise.
Operations. The hours of operation for operating units in the Walmart International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. We accept a variety of payment methods including cash, check, debit and credit cards, private-label store credit cards issued by third-party providers and credit cards issued by our subsidiaries in Canada, Chile and Mexico. Limited consumer finance programs exist in certain markets to facilitate the purchase of goods by the customer. Across the Walmart International segment, we are leveraging our best practices, lessons from multiple store formats and global sourcing practices.
Seasonal Aspects of Operations. The Walmart International segment's business is seasonal to a certain extent. Historically, the segment's highest sales volume and operating income have occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns.
Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses in each of the countries in which we operate. We also operate some restaurants and, on a limited basis, consumer finance operations. We compete with others for desirable sites for new retail units. Our ability to offer our customers low prices on quality merchandise determines, to a large extent, our competitive position in the countries in which Walmart International operates. We believe EDLP is the right business model for our customers and for all of our markets and we are in the midst of a multi-year plan to transition all of our markets to EDLP. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate.
Distribution. We utilize a total of 151 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, Japan, Mexico, South Africa and the United Kingdom. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2014, approximately 80% of the Walmart International segment's purchases passed through these distribution facilities. Suppliers ship the balance of the Walmart International segment's purchases directly to our stores in the various countries in which we operate. Of these 151 distribution facilities, we owned and operated 42, we owned and third parties operated 11, and we leased and operated 62. Third parties leased and operated the remaining 36 distribution facilities.

Sam's Club Segment
The Sam's Club segment had net sales of $57.2 billion, $56.4 billion and $53.8 billion for fiscal 2014, 2013 and 2012, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.
General. Sam's Clubs are membership only operations. Members include both business owners and individual consumers. Individual consumers are referred to as Savings Members (formerly Advantage Members). The annual membership fee for an individual Savings Member is $45 for the primary membership card, with a spouse/household card available at no additional cost. The annual membership fee for Business Members is $45 for the primary membership card, with a spouse/household card available at no additional cost. In addition, Business Members can add up to eight business associates to their business account for $45 each. Sam's Club Plus is a premium membership program that offers additional benefits and services to both Business and Savings Members. The annual fee for a Business or Savings Plus Member (formerly Advantage Plus Members) is $100. In addition, Business Plus Members can add up to 16 business associates to their business membership for $45 each. Taxes, if applicable, are added to all membership fees.
As a membership club warehouse, Sam's Club facility sizes generally range between 71,000 and 190,000 square feet, with an average size of approximately 134,000 square feet. Sam's Club also provides its members with a broad assortment of merchandise and services online at www.samsclub.com.
SAM'S CLUB SEGMENT
CLUB COUNT AND RETAIL SQUARE FEET(1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance forward			611	80,986
2010	6	(12)	605	80,539
2011	4	—	609	81,202
2012	3	(1)	611	81,586
2013	9	—	620	82,653
2014	12	—	632	84,382

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

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

•	Fuel and other categories consists of gasoline stations, tobacco, tools and power equipment, and tire and battery centers;

•	Home and apparel includes home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, housewares, toys, seasonal items, mattresses and small appliances;

•	Technology, office and entertainment includes electronics, wireless, software, video games, movies, books, music, office supplies, office furniture, photo processing and third-party gift cards; and

•	Health and wellness includes pharmacy, optical and hearing services and over-the-counter drugs.

The percentage of net sales for the Sam's Club segment, including online sales, by merchandise category, was as follows for fiscal 2014, 2013 and 2012:

	Fiscal Years Ended January 31,
MERCHANDISE CATEGORY	2014	2013	2012
Grocery and consumables	56%	55%	55%
Fuel and other categories	23%	24%	24%
Home and apparel	8%	8%	8%
Technology, office and entertainment	8%	8%	8%
Health and wellness	5%	5%	5%
Total	100%	100%	100%
Operations. Operating hours for Sam's Clubs are Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer Business Members and Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted at our clubs, including cash, check, debit cards, certain types of credit cards and private label and co-branded Discover credit cards, issued by a third-party provider. In addition, our pharmacy and optical departments accept payments for products and services through our members' health benefit plans.
Seasonal Aspects of Operations. The Sam's Club segment's business is seasonal to a certain extent due to different calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other warehouse clubs, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, internet-based retailers, gasoline stations and catalog businesses. Sam's Club also competes with other retailers and warehouse clubs for desirable new club sites. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Savings and Business members. Our strategy allows us to differentiate ourselves within the warehouse club industry and the overall retail industry.
Distribution. During fiscal 2014, approximately 64% of the Sam's Club segment's non-fuel purchases were shipped from the Sam's Club segment's dedicated distribution facilities or from some of the Walmart U.S. segment's distribution facilities. Suppliers shipped the balance of the Sam's Club segment's purchases directly to Sam's Club locations. As of January 31, 2014, our Sam's Club segment operations were supported by 23 distribution facilities located strategically throughout the continental United States. Of these 23 distribution facilities, we owned and operated eight. Third parties owned and operated the remaining 15 distribution facilities. Additionally, some of the Walmart U.S. distribution facilities also service our Sam's Club segment for certain items.
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

Other Segment Information
Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2014 ("Annual Report to Shareholders") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference. Note 14 also includes information regarding total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations. Portions of the Annual Report to Shareholders are included as Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein as expressly provided herein.
Employees
As of the end of fiscal 2014, the Company and its subsidiaries employed approximately 2.2 million employees ("associates") worldwide, with nearly 1.4 million associates in the U.S. and 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and a large number of associates turn over each year.
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
Similarly, in the operations outside the U.S., the Company provides a variety of associate benefits that vary based on customary local practices and statutory requirements.

Executive Officers of the Registrant
The following chart names the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Neil M. Ashe	Executive Vice President, President and Chief Executive Officer, Global eCommerce, beginning in January 2012. From April 2011 to July 2011, he served as Special Advisor to the Chief Executive Officer of CBS Corporation, a mass media company. From July 2008 to April 2011, he served as President of CBS Interactive, Inc., an Internet content publisher.	2012	46

Daniel J. Bartlett	Executive Vice President, Corporate Affairs, beginning in June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company. He previously served in the White House from 2001 to 2007 as Counselor to the President and Communications Director.	2013	42

Rosalind G. Brewer	Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 1, 2012. From February 2011 to January 2012, she served as Executive Vice President and President of the East business unit of Walmart U.S. From February 2010 to January 2011, she served as Executive Vice President and President of the South business unit of Walmart U.S. From March 2007 to January 2010, she served as Divisional Senior Vice President of Walmart U.S., responsible for operations in the Southeast.	2012	51

M. Susan Chambers	Executive Vice President, Global People.	2006	56

David Cheesewright	Executive Vice President, President and Chief Executive Officer, Walmart International. From September 2011 to January 2014, he served as President and Chief Executive Officer for Walmart International's Europe, Middle East and Africa (EMEA) and Canada region. From February 2008 to September 2011, he served as President and Chief Executive Officer of Walmart Canada.	2014	51

Michael T. Duke	Chairman of the Executive Committee of the Board of Directors of Wal-Mart Stores, Inc. He is the former President and Chief Executive Officer of Wal-Mart Stores, Inc., serving in that position from February 2009 to January 2014.	2014	64

Rollin L. Ford	Executive Vice President and Chief Administrative Officer. From May 2006 to January 2012, he served as Executive Vice President, Chief Information Officer.	2012	51

Jeffrey J. Gearhart	Executive Vice President, Global Governance and Corporate Secretary. From July 2010 to January 2013, he served as Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel.	2013	49

Charles M. Holley, Jr.	Executive Vice President and Chief Financial Officer. From January 2007 to November 2010, he served as Executive Vice President, Finance and Treasurer.	2010	57

C. Douglas McMillon	President and Chief Executive Officer. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	47

William S. Simon	Executive Vice President, President and Chief Executive Officer, Walmart U.S. From March 2007 to July 2010, he served as Executive Vice President, Chief Operating Officer, Walmart U.S.	2010	54

Steven P. Whaley	Senior Vice President and Controller.	2007	54

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.corporate.walmart.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on the Investor Relations page of our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
A description of any substantive amendment or waiver of Walmart's Code of Ethics for the CEO and Senior Financial Officers or our Statement of Ethics will be disclosed on the Investor Relations page of our website at www.stock.walmart.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

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
General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes and surcharges, other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our business, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods and result in slower inventory turnover and greater markdowns on inventory. Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, unavailability of consumer credit, changes in consumer spending and shopping patterns, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than average incomes in the U.S. These conditions may adversely affect our gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and consolidated operating results.
Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, currency exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in healthcare laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the U.S. and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.
We may not timely identify or effectively respond to consumer trends or preferences, whether involving physical retail, e-commerce retail or a combination of both retail offerings, which could negatively affect our relationship with our customers, the demand for our products and services, and our market share.
It is difficult to predict consistently and successfully the products and services our customers will demand. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment, whether for customers purchasing products at our stores and clubs, through our e-commerce businesses or through the combination of both retail offerings. A critical piece of identifying consumer preferences involves price transparency, assortment of products, customer experience and convenience. These factors are of primary importance to customers and they continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products online, at physical locations or through a combination of both retail offerings. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including the key factors described above) and spending patterns, whether for our physical retail offerings, e-commerce offerings or through a combination of these retail offerings, could negatively affect our relationship with our customers, the demand for our products and services and our market share.

We may face impediments to our expansion in the U.S., including conversions of discount stores into supercenters and opening other store formats, which may adversely affect our financial performance.
Our expansion strategy in the U.S. depends upon our ability to execute our retail concepts successfully in new markets within the U.S. and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets, other store formats, and Sam's Clubs and to convert existing discount stores into supercenters depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local real estate, land use, zoning, and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states. Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. If we are unable to open new supercenters, discount stores, Neighborhood Markets, other small formats or Sam's Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be adversely affected. In addition, if consumers in the markets into which we expand are not receptive to our retail concepts or are otherwise not receptive to our presence in a market, our financial performance could be adversely affected.
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

We face strong competition from other retailers and wholesale club operators (whether through physical retail, e-commerce retail or through a combination of both areas), which could adversely affect our financial performance.
The retail business is highly competitive. Each of our segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional, national and global retailers. Our Walmart U.S. segment competes with retailers operating discount, department, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as internet-based retailers and catalog businesses. Our Sam's Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. Where necessary, to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. See "Item 1. Business" above for additional discussion of our competitive situation in each of our reportable segments.
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
Risks associated with the suppliers from whom our products are sourced and the safety of those products could materially adversely affect our financial performance.
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
We are currently engaged in the operation of retail through our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa, Central America, Chile, China and Mexico; and our joint ventures and other controlled subsidiaries in China. During fiscal 2014, our Walmart International operations generated approximately 29% of our consolidated net sales. As a result of our expansion activities in countries outside the U.S., we expect that our Walmart International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our Walmart International operations, and could adversely affect our financial performance.
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
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as the March 2011 earthquake and tsunami in Japan, Superstorm Sandy in the U.S. in 2012, or numerous winter storm systems in the U.S. in 2013 and 2014, and could adversely affect our financial performance.
In light of the substantial premiums payable for insurance coverage for losses caused by certain natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, earthquakes, floods and tsunamis in the current insurance market, as well as the limitations on available coverage for such losses, we have chosen to be primarily self-insured with respect to such losses. Although we maintain certain specific coverages for losses from physical damages in excess of certain amounts to guard against catastrophic losses suffered from such causes, we still bear the risk of losses that would be incurred as a result of any physical damage to, or the destruction of, any stores, clubs and distribution facilities, loss or spoilage of inventory, and business interruption caused by any such events below catastrophic levels of coverage, as well as in the event of a catastrophe, in excess of the aggregate limits of applicable coverages. Significant losses caused by such events could materially adversely affect our financial performance.
We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.
We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in numerous cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws. In addition, we are a defendant in Dukes v. Wal-Mart Stores, Inc., which was commenced as a class-action lawsuit in June 2001 in the United States District Court for the Northern District of California, asserting that the Company had engaged in a pattern and practice of discriminating against women in promotions, pay, training, and job assignments, and seeking, among other things, injunctive relief, front pay, back pay, punitive damages, and attorneys' fees. On June 21, 2004, the U.S. district court issued an order granting in part and denying in part the plaintiffs' motion for class certification. As defined by the U.S. district court, the class included "[a]ll women employed at any Wal-Mart domestic retail store at any time since December 26, 1998, who have been or may be subjected to Wal-Mart's challenged pay and management track promotions policies and practices." The Company appealed the order to the Ninth Circuit Court of Appeals and subsequently to the United States Supreme Court. On June 20, 2011, the Supreme Court issued an opinion decertifying the class and remanding the case to the district court. On October 27, 2011, the plaintiffs' attorneys filed an amended complaint proposing a class of current and former female associates at the Company's California retail facilities, and the Company filed a motion to dismiss on January 13, 2012. On September 21, 2012, the court denied the motion. The plaintiffs filed a motion for class certification on April 15, 2013. On August 2, 2013, the court denied the motion. On August 16, 2013, the plaintiffs filed a petition for permission to appeal that ruling to the U.S. Court of Appeals for the Ninth Circuit. On November 18, 2013, the Ninth Circuit denied that petition. On October 28, 2011, the attorneys for the plaintiffs in the Dukes case filed a similar complaint in the United States District Court for the Northern District of Texas entitled Odle v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in any Walmart region that includes stores located in the state of Texas. On October 15, 2012, the court in the Odle case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations and the individual claims of the lead plaintiff, Stephanie Odle. On March 19, 2013, the U.S. Court of Appeals for the Fifth Circuit denied the plaintiffs' petition for permission to appeal. On October 2, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Middle District of Tennessee entitled Phipps v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 43, centered in Middle and Western Tennessee." On February 20, 2013, the court in the Phipps case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On September 11, 2013, the U.S. Court of Appeals for the Sixth Circuit granted the plaintiffs' petition for permission to appeal that ruling. On October 4, 2012, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Southern District of Florida entitled Love v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in certain designated stores and clubs in regions centered in the state of Florida. On September 23, 2013, the court in the Love case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. Finally, on February 20, 2013, the plaintiffs' attorneys filed another similar complaint in the United States District Court for the Western District of Wisconsin, entitled Ladik v. Wal-Mart Stores, Inc., proposing a class of current and former female associates employed in "Region 14, which includes Wal-Mart retail stores located in parts of Wisconsin, Illinois, Indiana and Michigan." On May 24, 2013, the court in the Ladik case granted the Company's motion to dismiss, dismissing with prejudice the plaintiffs' class-action allegations. On June 13, 2013, the U.S. Court of Appeals for the Seventh Circuit denied the plaintiffs' petition for permission to appeal. We discuss these cases and other litigation to which we are party in greater detail below under the caption "Item 3. Legal Proceedings" and in Note 10 to our Consolidated Financial Statements, which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.
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
We could be exposed to a variety of negative consequences as a result of these matters. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The existing and any additional shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or our own internal investigations and review. Moreover, we expect to continue to incur costs (incremental to the $282 million of costs incurred in fiscal 2014) in conducting our on-going review and investigations and in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations and in defending the existing and any additional shareholder lawsuits and any governmental proceedings that are instituted against us or any of our current or former officers. These matters may require the involvement of certain members of our senior management that could impinge on the time they have available to devote to other matters relating to our business. We also expect that there will be ongoing media and governmental interest, including additional news articles from media publications on these matters that could impact the perception of our role as a corporate citizen among certain audiences. Our process of assessing and responding to the governmental investigations and the shareholder lawsuits continues. While we believe that it is probable that we will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, we cannot reasonably estimate any loss or range of loss that may arise from these matters. Although we do not presently believe that these matters will have a material adverse affect on our business, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business in the future.

If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us over our merchandising websites, including walmart.com and samsclub.com, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media to interact with our customers and as a means to enhance their shopping experience. As a part of our multi-channel sales strategy, we offer a "site-to-store" program under which many products available for purchase online can be shipped to and picked up by the customer at his or her local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Any failure on our part to provide attractive, user-friendly online merchandising platforms that offer a wide assortment of merchandise at competitive prices and with rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online merchandising and related technology could place us at a competitive disadvantage, result in the loss of online and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Any failure to maintain the security of the information relating to our customers, associates and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, associates, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation, and could materially adversely affect our operating results.
As do most retailers, we receive and store certain personal information about our customers in our information systems, and we receive and store personal information concerning our associates and vendors. We also utilize use third-party service providers for a variety of reasons, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. In addition, our online operations at www.walmart.com, www.samsclub.com and other websites depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in our information systems. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information and have security processes, protocols and standards that are applicable to our third-party service providers to protect information from our systems to which they have access to under their engagements with us. As a result of these measures and our monitoring processes and procedures, we believe that past attempts by computer hackers, cyber terrorists and others to gain access to the information stored on our information systems have been unsuccessful. Nevertheless, it is possible that computer hackers, cyber terrorists and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of customers, associates and vendors that we hold. Any breach of our security measures or those of our third-party service providers and loss of our confidential information, which could be undetected for a period of time, or any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore customer confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.
In addition, such events could materially adversely affect our reputation with our customers, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our online sales operations.
As a retailer who accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our compliance with these standards and other information security measures, we cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyberattacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.

We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.
Although we have independent, redundant and physically separate primary and secondary information systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical information systems. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both our information systems and back-up systems may have a material adverse affect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our information systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our information systems and processes, we may fail to realize the cost savings anticipated to be derived from these initiatives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The number of discount stores, supercenters, Neighborhood Markets, other small formats and Sam's Clubs located in each state or territory of the United States and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2014 in the part of our Annual Report to Shareholders under the caption "Unit Counts as of January 31, 2014" that is an exhibit hereto and that information is incorporated herein by reference.
The following table provides further details of our retail units and distribution facilities, including return facilities, as of January 31, 2014:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
U.S. properties
Walmart U.S. retail units	3,630	—	573	—	4,203
Sam's Club retail units	522	—	110	—	632
Total U.S. retail units	4,152	—	683	—	4,835
Walmart U.S. distribution facilities	102	2	3	25	132
Sam's Club distribution facilities	8	—	—	15	23
Total U.S. distribution facilities	110	2	3	40	155
Total U.S. properties	4,262	2	686	40	4,990

International properties
Africa	35	—	344	—	379
Argentina	63	—	41	—	104
Brazil	216	—	340	—	556
Canada	131	—	258	—	389
Central America	196	—	465	—	661
Chile	234	—	146	—	380
China	3	—	402	—	405
India	2	—	18	—	20
Japan	60	—	378	—	438
Mexico (1)	647	—	1,552	—	2,199
United Kingdom	400	—	176	—	576
Total International retail units	1,987	—	4,120	—	6,107
International distribution facilities	42	11	62	36	151
Total International properties	2,029	11	4,182	36	6,258

Total retail units	6,139	—	4,803	—	10,942
Total distribution facilities	152	13	65	76	306
Total properties	6,291	13	4,868	76	11,248

(1)
Mexico unit counts exclude 360 units of the Vips restaurant business classified as discontinued operations as of January 31, 2014. The Company has entered into an agreement to sell the operations of the Vips restaurant business, subject to regulatory approval.

We own office facilities in Bentonville, Arkansas that serve as our principal office and lease office facilities throughout the U.S. for operations and field management. The land on which our stores are located is either owned or leased by the Company. We use independent contractors to construct our buildings. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company's store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.
For further information on our distribution centers, see the caption "Distribution" provided for each of our segments under "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 10 to our Consolidated Financial Statements, entitled "Contingencies," which is one of the Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference in this item. We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
Wage-and-Hour Class Action: Braun/Hummel v. Wal-Mart, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 and 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/7/07; Supreme Court of PA, Harrisburg, PA, 10/9/11.
Gender Discrimination Class Actions: Dukes v. Wal-Mart, USDC, Northern Dist. of CA, San Francisco Div., 6/19/01; 9th Circuit Ct. of Appeals, San Francisco, CA, 8/26/04; US Supreme Court, Washington DC, 8/25/10; Odle v. Wal-Mart, USDC, Northern Dist. of TX, 10/27/11; Phipps v. Wal-Mart, USDC, Middle Dist. of TN, 10/2/12; 6th Circuit Ct. of Appeals, Cincinnati, OH, 9/11/13; Love v. Wal-Mart, USDC, Southern Dist. of FL, 10/4/12; Ladik v. Wal-Mart, USDC, Western Dist. of WI, 2/20/13.
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
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12 (consolidation of six separately-filed suits); Emory v. Duke, et al., USDC, Western Dist. of AR, 4/26/12; Austin v. Walton et al., Circuit Court of Pope County, AR, 5/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12 (consolidation of seven separately-filed suits).

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
In January 2011, the Environmental Department of Porto Alegre Municipality formally notified WMS Supermercados do Brasil Ltda ("Walmart Brazil"), a subsidiary of the Company, of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. Walmart Brazil is cooperating with the agency as well as the District Attorney's Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In July 2011, the Environmental Department of Bento Gonçalves notified Walmart Brazil that it is investigating alleged soil contamination from oil leakage, in addition to the previous wastewater issue. Walmart Brazil is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In January 2014, a division of the State Department of Sustainable Development of Santa Catarina notified Walmart Brazil that a store did not have the proper license for a wastewater treatment system. Walmart Brazil is working with the agency to resolve the issue. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
In February 2014, a division of the Health Department of the City of Vitória notified Walmart Brazil that a wastewater leak had been observed in the parking lot of a store. Walmart Brazil immediately took steps to address the situation and is cooperating with the agency to resolve the issue. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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
In 2013, Wal-Mart de México, S.A.B. de C.V. ("Walmex"), a subsidiary of the Company, resolved 21 enforcement actions with the Mexico Environmental Protection Agency in the State of Michoacán, Mexico, involving a variety of issues that occurred between 2008 and 2013. The issues included, but were not limited to, record-keeping allegations, such as failure to maintain appropriate records for air conditioning equipment, and the alleged failure to obtain appropriate permits, such as for the installation of ovens. Walmex agreed to pay approximately $92,000 USD into a fund set up by the state for ecological projects and to help restore a natural preservation area known as La Mintzita, in resolution of 18 of the matters, and to pay approximately $92,500 USD to resolve the remaining 3 matters.
In August 2013, the Company received a notice from the California Air Resources Board ("CARB") alleging that two products sold by the Company have exceeded volatile organic chemical limits prescribed in its California Consumer Products Regulations. The Company is responding to the allegations and cooperating with CARB's investigation.  Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions "Market price of common stock," "Listing" and "Dividends paid per share" in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is an Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein.
Our common stock is primarily traded in the United States on the New York Stock Exchange. At March 18, 2014, the latest practicable date, there were 255,758 common stock shareholders of record.
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On June 6, 2013, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $712 million of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 7, 2013. As was the case with the replaced share repurchase program, the current share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At January 31, 2014, authorization for $11.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program, on a settlement date basis, for each of the three months ended January 31, 2014, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
November 1-30, 2013	4,937,704	$78.08	4,937,704	$11.8
December 1-31, 2013	3,105,451	79.12	3,105,451	11.6
January 1-31, 2014	3,187,282	77.11	3,187,282	11.3
Total	11,230,437		11,230,437

ITEM 6.	SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to all information under the caption "Five-Year Financial Summary" included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference to all information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference to all information under the sub-caption "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to all information under the captions "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Registered Public Accounting Firm" included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.

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
Reports on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting are incorporated herein by reference to all information under the captions "Management's Report to Our Shareholders" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," respectively, included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except for the ongoing implementation and updating of the financial system and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of January 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Information About the Board" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 6, 2014 (our "Proxy Statement").
Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2013 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for the CEO and Senior Financial Officers and other associates, required by this item is incorporated herein by reference to the information under the captions "Information About the Board – Board Committees," "Corporate Governance – Audit Committee Financial Experts" and "Corporate Governance – Board and Committee Governing Documents" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

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
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance – Related Person Transactions," under the caption "Corporate Governance – Transaction Review Policy" and under the caption "Information About the Board – Director Independence" included in our Proxy Statement.

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
(a)     Documents filed as part of this report are as follows:
1.     Financial Statements:
See the Financial Statements incorporated herein by reference to the portions of our Annual Report to Shareholders filed as Exhibit 13 hereto.
2.     Financial Statement Schedules:
Certain schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including the notes thereto.
3.     Exhibits:
The required exhibits are included at the end of the Form 10-K or are incorporated herein by reference and are described in the Exhibit Index immediately preceding the first exhibit to this Annual Report on Form 10-K.
(b)    Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: March 21, 2014	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 21, 2014	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: March 21, 2014	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: March 21, 2014	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 21, 2014	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller (Principal Accounting Officer)
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2014

DATE: March 21, 2014	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 21, 2014	By	/s/ James I. Cash, Jr.
James I. Cash, Jr.
Director

DATE: March 21, 2014	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 21, 2014	By	/s/ Pamela J. Craig
Pamela J. Craig
Director

DATE: March 21, 2014	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: March 21, 2014	By	/s/ Michael T. Duke
Michael T. Duke
Director

DATE: March 21, 2014	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

DATE: March 21, 2014	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2014

DATE: March 21, 2014	By	/s/ Gregory B. Penner
Gregory B. Penner
Director

DATE: March 21, 2014	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: March 21, 2014	By	/s/ H. Lee Scott, Jr.
H. Lee Scott, Jr.
Director

DATE: March 21, 2014	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 21, 2014	By	/s/ Christopher J. Williams
Christopher J. Williams
Director

DATE: March 21, 2014	By	/s/ Linda S. Wolf
Linda S. Wolf
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for Fiscal Year Ended January 31, 2014

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

3 (b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on February 13, 2014.

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

10(a)
Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective February 1, 2012, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated September 29, 2011.

10(b)
Wal-Mart Stores, Inc. Management Incentive Plan as amended and effective February 1, 2013, is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 22, 2013.

10(c)
The Rules of the ASDA Sharesave Plan 2000, as amended effective June 4, 2010, are incorporated by reference to Appendix B to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 19, 2010.

10(d)
The ASDA Colleague Share Ownership Plan 1999, as amended June 4, 2004, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(e)
Form of Restricted Stock Award and Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

10(f)
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers Who Have Executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

10(f).1*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010.

10(g)
Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective as of February 1, 2004, is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(h)*	Wal-Mart Stores, Inc. Stock Incentive Plan of 2010.

10(i)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(j)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance Share Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

10(k)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2005, Performance-Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2010, filed on March 30, 2010.

10(l)
Amendment to Form of Post-Termination Agreement and Covenant Not to Compete Agreements is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(m)
Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan amended and restated effective February 1, 2011, is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated September 29, 2011.

10(n)
Wal-Mart Stores, Inc. Director Compensation Deferral Plan, amended and restated effective June 4, 2010, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(o)
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.

10(o).1*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011.

10(p)	Wal-Mart Deferred Compensation Matching Plan, effective February 1, 2012, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 29, 2011.

10(q)
Retirement Agreement between Eduardo Castro-Wright and Wal-Mart Stores, Inc. dated September 23, 2011, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated and filed September 27, 2011.

10(r)
Agreement by and between the Company and Michael T. Duke dated November 22, 2013, is incorporated by reference by Exhibit 10.1 to the Current Report on Form 8-K that the Company filed on November 25, 2013.

10(s)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Performance Unit Award, Notification of Award and Terms and Condition of Award.

10(t)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award.

10(u)*	Post-Termination Agreement and Covenant Not to Compete between Wal-Mart Canada Corp. and David Cheesewright dated as of January 31, 2014.

12*	Statement regarding computation of the Earnings to Fixed Charges Ratios.

13*
Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2014. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2014, is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

21*	List of the Company's Significant Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Section 302 Certification.

31.2*	Chief Financial Officer Section 302 Certification.

32.1**	Chief Executive Officer Section 906 Certification.

32.2**	Chief Financial Officer Section 906 Certification.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.