Form 10-Q
period 2014-04-30
WAL MART STORES INC
filed 2014-06-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2014.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,223,604,679 shares of common stock outstanding as of June 4, 2014.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions, except per share data)	2014	2013
Revenues:
Net sales	$114,167	$113,313
Membership and other income	793	757
Total revenues	114,960	114,070
Costs and expenses:
Cost of sales	86,714	85,991
Operating, selling, general and administrative expenses	22,053	21,641
Operating income	6,193	6,438
Interest:
Debt	531	507
Capital leases	61	66
Interest income	(24)	(43)
Interest, net	568	530
Income from continuing operations before income taxes	5,625	5,908
Provision for income taxes	1,914	1,976
Income from continuing operations	3,711	3,932
Income from discontinued operations, net of income taxes	15	13
Consolidated net income	3,726	3,945
Less consolidated net income attributable to noncontrolling interest	(133)	(161)
Consolidated net income attributable to Walmart	$3,593	$3,784

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.10	$1.14
Basic income per common share from discontinued operations attributable to Walmart	0.01	0.01
Basic net income per common share attributable to Walmart	$1.11	$1.15

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.10	$1.14
Diluted income per common share from discontinued operations attributable to Walmart	0.01	—
Diluted net income per common share attributable to Walmart	$1.11	$1.14

Weighted-average common shares outstanding:
Basic	3,233	3,301
Diluted	3,248	3,318

Dividends declared per common share	$1.92	$1.88
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2014	2013
Consolidated net income	$3,726	$3,945
Less consolidated net income attributable to nonredeemable noncontrolling interest	(133)	(144)
Less consolidated net income attributable to redeemable noncontrolling interest	—	(17)
Consolidated net income attributable to Walmart	3,593	3,784

Other comprehensive income (loss), net of income taxes
Currency translation and other	234	(1,392)
Derivative instruments	4	(81)
Minimum pension liability	4	108
Other comprehensive income (loss), net of income taxes	242	(1,365)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	42	(9)
Less other comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(7)
Other comprehensive income (loss) attributable to Walmart	284	(1,381)

Comprehensive income, net of income taxes	3,968	2,580
Less comprehensive income attributable to nonredeemable noncontrolling interest	(91)	(153)
Less comprehensive income attributable to redeemable noncontrolling interest	—	(24)
Comprehensive income attributable to Walmart	$3,877	$2,403
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,012	$7,281	$8,855
Receivables, net	6,096	6,677	6,191
Inventories	45,315	44,858	43,138
Prepaid expenses and other	1,811	1,909	1,992
Current assets of discontinued operations	453	460	—
Total current assets	59,687	61,185	60,176
Property and equipment:
Property and equipment	174,731	173,089	167,087
Less accumulated depreciation	(59,585)	(57,725)	(53,395)
Property and equipment, net	115,146	115,364	113,692
Property under capital leases:
Property under capital leases	5,529	5,589	5,893
Less accumulated amortization	(3,032)	(3,046)	(3,154)
Property under capital leases, net	2,497	2,543	2,739

Goodwill	19,515	19,510	19,734
Other assets and deferred charges	5,901	6,149	5,846
Total assets	$202,746	$204,751	$202,187

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$3,517	$7,670	$6,255
Accounts payable	36,347	37,415	36,770
Dividends payable	4,648	—	4,649
Accrued liabilities	17,807	18,793	17,282
Accrued income taxes	1,966	966	2,318
Long-term debt due within one year	3,287	4,103	5,967
Obligations under capital leases due within one year	300	309	311
Current liabilities of discontinued operations	70	89	—
Total current liabilities	67,942	69,345	73,552

Long-term debt	45,699	41,771	41,536
Long-term obligations under capital leases	2,742	2,788	3,015
Deferred income taxes and other	8,164	8,017	7,694

Redeemable noncontrolling interest	—	1,491	549

Commitments and contingencies

Equity:
Common stock	323	323	329
Capital in excess of par value	2,111	2,362	3,399
Retained earnings	73,366	76,566	68,489
Accumulated other comprehensive income (loss)	(2,712)	(2,996)	(1,968)
Total Walmart shareholders' equity	73,088	76,255	70,249
Nonredeemable noncontrolling interest	5,111	5,084	5,592
Total equity	78,199	81,339	75,841
Total liabilities, redeemable noncontrolling interest, and equity	$202,746	$204,751	$202,187
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity and Redeemable Noncontrolling Interest
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable		Redeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity	Interest
Balances as of February 1, 2014	3,233	$323	$2,362	$76,566	$(2,996)	$76,255	$5,084	$81,339	$1,491
Consolidated net income	—	—	—	3,593	—	3,593	133	3,726	—
Other comprehensive income, net of income taxes	—	—	—	—	284	284	(42)	242	—
Cash dividends declared ($1.92 per share)	—	—	—	(6,189)	—	(6,189)	—	(6,189)	—
Purchase of Company stock	(8)	(1)	(18)	(596)	—	(615)	—	(615)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(1,491)
Other	5	1	(233)	(8)	—	(240)	(64)	(304)	—
Balances as of April 30, 2014	3,230	$323	$2,111	$73,366	$(2,712)	$73,088	$5,111	$78,199	$—
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30,
(Amounts in millions)	2014	2013
Cash flows from operating activities:
Consolidated net income	$3,726	$3,945
Income from discontinued operations, net of income taxes	(15)	(13)
Income from continuing operations	3,711	3,932
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,250	2,187
Deferred income taxes	26	128
Other operating activities	543	(350)
Changes in certain assets and liabilities:
Receivables, net	613	567
Inventories	(423)	584
Accounts payable	(831)	(743)
Accrued liabilities	(942)	(1,527)
Accrued income taxes	992	116
Net cash provided by operating activities	5,939	4,894

Cash flows from investing activities:
Payments for property and equipment	(2,157)	(2,968)
Proceeds from the disposal of property and equipment	48	35
Other investing activities	(12)	(49)
Net cash used in investing activities	(2,121)	(2,982)

Cash flows from financing activities:
Net change in short-term borrowings	(4,129)	(551)
Proceeds from issuance of long-term debt	4,519	4,977
Payments of long-term debt	(1,574)	(1,088)
Dividends paid	(1,547)	(1,549)
Purchase of Company stock	(626)	(2,246)
Dividends paid to noncontrolling interest	(28)	—
Purchase of noncontrolling interest	(1,626)	(81)
Other financing activities	(166)	(217)
Net cash used in financing activities	(5,177)	(755)

Effect of exchange rates on cash and cash equivalents	90	(83)

Net increase (decrease) in cash and cash equivalents	(1,269)	1,074
Cash and cash equivalents at beginning of year	7,281	7,781
Cash and cash equivalents at end of period	$6,012	$8,855
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during April 2014 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.2 billion, net of a reserve for doubtful accounts of $98 million at April 30, 2014, compared to a receivable balance of $1.3 billion, net of a reserve for doubtful accounts of $119 million at January 31, 2014. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The Walmart International segment's inventories are primarily valued by the retail method of accounting, using the first-in, first-out ("FIFO") method. The retail method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The Sam's Club segment's inventories are valued based on the weighted-average cost using the LIFO method. At April 30, 2014 and January 31, 2014, the Company's inventories valued at LIFO approximate those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on February 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. Management does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.

Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three months ended April 30, 2014 and 2013.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended
	April 30,
(Amounts in millions, except per share data)	2014	2013
Numerator
Income from continuing operations	$3,711	$3,932
Less income from continuing operations attributable to noncontrolling interest	(129)	(157)
Income from continuing operations attributable to Walmart	$3,582	$3,775

Denominator
Weighted-average common shares outstanding, basic	3,233	3,301
Dilutive impact of stock options and other share-based awards	15	17
Weighted-average common shares outstanding, diluted	3,248	3,318

Income per common share from continuing operations attributable to Walmart
Basic	$1.10	$1.14
Diluted	1.10	1.14

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the three months ended April 30, 2014:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2014	$(2,722)	$336	$(610)	$(2,996)
Other comprehensive income (loss) before reclassifications	276	2	6	284
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(2)	—
Balances as of April 30, 2014	$(2,446)	$340	$(606)	$(2,712)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of April 30, 2014 and January 31, 2014.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	4,519	4,519
Repayments of long-term debt	(1,574)	—	(1,574)
Reclassifications of long-term debt	750	(750)	—
Other	8	159	167
Balances as of April 30, 2014	$3,287	$45,699	$48,986
Issuances
On April 8, 2014, the Company issued €1.5 billion aggregate principal amount of fixed rate notes resulting in cash proceeds that were the equivalent of approximately $2.0 billion, net of discounts and issuance costs. The issuances consisted of €850 million aggregate principal amount of 1.900% Notes due 2022 and €650 million aggregate principal amount of 2.550% Notes due 2026. The proceeds were used to pay down and refinance existing debt and for other general corporate purposes.
On April 22, 2014, the Company issued $2.5 billion aggregate principal amount of fixed rate notes resulting in cash proceeds of approximately $2.5 billion, net of discounts and issuance costs. The issuances consisted of $500 million aggregate principal amount of 1.000% Notes due 2017, $1.0 billion aggregate principal amount of 3.300% Notes due 2024 and $1.0 billion aggregate principal amount of 4.300% Notes due 2044. The proceeds were used to pay down and refinance existing debt and for other general corporate purposes.
The Company also received additional proceeds from other, smaller long-term debt issuances by several of its international operations.
Maturities
On February 3, 2014, $500 million of 3.000% Notes matured and were repaid and on April 14, 2014, $1.0 billion of 1.625% Notes matured and were repaid.
The Company also repaid other, smaller long-term debt as it matured in several of its international operations.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2014 and January 31, 2014, the notional amounts and fair values of these derivatives are as follows:

	April 30, 2014		January 31, 2014
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$500	$—	$1,000	$5
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	78	1,250	97
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	5,154	513	3,004	453
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	459	(1)	457	(2)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	500	6	2,500	166
Total	$7,863	$596	$8,211	$719
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis for the three months ended April 30, 2014, or for the fiscal year ended January 31, 2014.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2014 and January 31, 2014, are as follows:

	April 30, 2014		January 31, 2014
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$48,986	$54,362	$45,874	$50,757

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $511 million and $641 million at April 30, 2014 and January 31, 2014, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at April 30, 2014 or January 31, 2014. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Fair Value Instruments
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items, also recorded in earnings, and, accordingly, do not impact the Company's Condensed Consolidated Statements of Income. These fair value instruments matured subsequent to period end in May 2014.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At April 30, 2014 and January 31, 2014, the Company had £2.5 billion and ¥200 billion of outstanding long-term debt designated as hedges of its net investments in the United Kingdom and Japan, respectively. These nonderivative net investment hedges will mature on dates ranging from August 2014 to January 2039.

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
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are remeasured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative's cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that remeasurement and the adjustment to earnings for the period's allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from April 2022 to March 2034.
The Company also uses forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps"), to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through May 2024. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur. The Company terminated forward starting swaps with an aggregate notional amount of $2.0 billion in connection with the April 22, 2014 debt issuances described in Note 4. Upon termination of those forward starting swaps, the Company received a cash payment from the related counterparties of $107 million, which was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt, effectively adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2014			January 31, 2014
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$5	$—	$—
Other assets and deferred charges	—	82	535	—	97	619
Derivative asset subtotals	$—	$82	$535	$5	$97	$619

Accrued liabilities	$—	$—	$1	$—	$—	$1
Deferred income taxes and other	—	4	16	—	—	1
Derivative liability subtotals	$—	$4	$17	$—	$—	$2

Nonderivative hedging instruments
Long-term debt due within one year	$—	$974	$—	$—	$973	$—
Long-term debt	—	5,181	—	—	5,095	—
Nonderivative hedge liability subtotals	$—	$6,155	$—	$—	$6,068	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2014, authorization for $10.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and cash paid for share repurchases for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	8.3	30.8
Average price paid per share	$75.37	$72.87
Total cash paid for share repurchases	$626	$2,246
Note 8. Common Stock Dividends
On February 20, 2014, the Board of Directors approved the fiscal 2015 annual dividend of $1.92 per share, an increase compared to the fiscal 2014 annual dividend of $1.88 per share. For fiscal 2015, the annual dividend will be paid in four quarterly installments of $0.48 per share, according to the following record and payable dates:

Record Date	Payable Date
March 11, 2014	April 1, 2014
May 9, 2014	June 2, 2014
August 8, 2014	September 3, 2014
December 5, 2014	January 5, 2015
The dividend installments payable on April 1, 2014 and June 2, 2014, were paid as scheduled.

Note 9. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's Condensed Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and may be material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company's shareholders.
In previous filings, the Company has disclosed certain legal proceedings related to the Dukes litigation, including several gender discrimination complaints that were filed after the Supreme Court decertified the Dukes class in June 2011.  These later-filed cases are smaller in size and scope than the Dukes case, and the courts have now dismissed all class allegations from these smaller cases.  Management does not believe that a material loss is reasonably possible in connection with these legal proceedings, individually or in the aggregate. Accordingly, these legal proceedings will no longer be disclosed in the Notes to Condensed Consolidated Financial Statements.
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
ASDA Equal Value Claims: ASDA Stores, Ltd., a wholly-owned subsidiary of the Company, is a defendant in twenty-three "equal value claim" proceedings that have been filed in the Manchester Employment Tribunal, United Kingdom, on behalf of twenty-three individual, female, current or former ASDA store employees, who allege that their work in the stores is of equal value in terms of the demands of their jobs to those of male employees working at ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. ASDA believes that further claims may be asserted in the near future, a possibility that was recently reported in the UK media, as well as from the law firm representing twenty of the twenty-three claimants. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company expects to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three months ended April 30, 2014 and 2013, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2014	2013
Ongoing inquiries and investigations	$34	$44
Global compliance program and organizational enhancements	19	29
Total	$53	$73
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

Note 10. Acquisitions, Disposals and Related Items
The Company has completed the following transactions that impact the operations of Walmart International:
Walmart Chile
In fiscal 2014, the redeemable noncontrolling interest shareholders exercised put options that required the Company to purchase their shares in Walmart Chile. At that time, the Company recorded an increase to redeemable noncontrolling interest of $1.0 billion, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $1.5 billion. In February 2014, the Company completed this transaction using its existing cash, increasing its ownership interest in Walmart Chile to 99.7 percent. In March 2014, the Company completed a tender offer for the remaining noncontrolling interest shares at the same value per share as was paid to the redeemable noncontrolling interest shareholders. As a result of completing these transactions, the Company owns substantially all of Walmart Chile.
Vips Restaurant Business in Mexico
In September 2013, Walmex, a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to sell the Vips restaurant business ("Vips") in Mexico for approximately $625 million. Accordingly, the Vips operating results are presented as discontinued operations in the Company's Condensed Consolidated Statements of Income. Additionally, the Vips assets and liabilities to be disposed of are reported separately in the Company's Condensed Consolidated Balance Sheets as of April 30, 2014 and January 31, 2014. Subsequent to period end, the Vips sale received approval from Mexican regulatory authorities and closed in May 2014. Accordingly, the Company will record a net gain in discontinued operations in the Company's Condensed Consolidated Statements of Income in the second quarter of fiscal 2015.

Note 11. Segments
The Company is engaged in the operation of retail, wholesale and other units located in the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable business segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2014	2013
Net sales:
Walmart U.S.	$67,852	$66,553
Walmart International	32,424	32,889
Sam's Club	13,891	13,871
Net sales	$114,167	$113,313
Operating income by segment, as well as for corporate and support, and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2014	2013
Operating income (loss):
Walmart U.S.	$4,975	$5,197
Walmart International	1,202	1,163
Sam's Club	479	490
Corporate and support	(463)	(412)
Operating income	6,193	6,438
Interest, net	568	530
Income from continuing operations before income taxes	$5,625	$5,908

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in the operation of retail, wholesale and other units in various formats around the world. Our operations consist of three reportable segments: Walmart U.S., Walmart International and Sam's Club.

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

•
The Walmart International segment consists of the Company's operations outside of the U.S. Walmart International operates retail, wholesale and other types of units, including various retail websites. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of its merchandise mix. Walmart International is our second largest segment and, in recent years, has grown through acquisitions, as well as by adding retail, wholesale and other units.

•
The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Sam's Club operates as a membership club warehouse with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.

Each of our segments contributes to the Company's operating results differently, but each has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years.
Through the operations in each of our segments, we are committed to saving people money so they can live better. At Walmart U.S., we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so that our customers trust that our prices will not change under frequent promotional activities. Our focus for Sam's Club is to provide exceptional value on brand name and private label merchandise at "members only" prices for both business and personal use. Internationally, we operate with similar philosophies.
Our fiscal year ends on January 31 for our U.S. and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, our highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2015 ("fiscal 2015") and January 31, 2014 ("fiscal 2014"), should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2014, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2014, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2014, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
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
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using each segment's operating income, including certain corporate overhead allocations, as well as other measures. From time to time, we revise the measurement of each segment's operating income or other measures, including certain corporate overhead allocations, as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation. The amounts disclosed for "Corporate and support" in the leverage discussion of the Company's performance metrics consist of corporate overhead and other items not allocated to any of the Company's segments.
Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through our websites and fulfilled through our dedicated e-commerce distribution facilities, as well as an estimate for sales initiated online, but fulfilled through our stores and clubs. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Company Performance Metrics
Our performance metrics emphasize three priorities for improving shareholder value: growth, leverage and returns. Our priority of growth focuses on sales through comparable store and club sales, including e-commerce sales, and unit square feet growth; the priority of leverage encompasses our objective to increase our operating income at a faster rate than the growth in net sales by growing our operating, selling, general and administrative expenses ("operating expenses") at a slower rate than the growth of our net sales; and the priority of returns focuses on how efficiently we employ assets through return on investment and how effectively we manage working capital through free cash flow.
Growth
Net Sales

	Three Months Ended April 30,
	2014			2013
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$67,852	59.4%	2.0%	$66,553	58.7%
Walmart International	32,424	28.4%	(1.4)%	32,889	29.0%
Sam's Club	13,891	12.2%	0.1%	13,871	12.3%
Net sales	$114,167	100.0%	0.8%	$113,313	100.0%
Our consolidated net sales increased 0.8% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to 2.9% year-over-year growth in retail square feet and higher e-commerce sales, partially offset by $1.6 billion of negative impact from fluctuations in currency exchange rates and decreases in comparable store sales at Walmart U.S. and Sam's Club.

Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three months ended April 30, 2014 and 2013, were as follows:

	Three Months Ended April 30,
	2014	2013	2014	2013
	With Fuel		Fuel Impact
Walmart U.S.	(0.4)%	(1.9)%	0.0%	0.0%
Sam's Club	(1.2)%	(0.9)%	(0.4)%	(0.4)%
Total U.S.	(0.6)%	(1.7)%	(0.1)%	0.0%

Comparable store and club sales in the U.S., including fuel, decreased 0.6% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The total U.S. comparable store and club sales were negatively impacted by severe winter storms and the reduction in government food benefits. Additionally, e-commerce sales positively impacted Walmart U.S. comparable store and Sam's Club comparable club sales percentages by approximately 0.3% and 0.2%, respectively.

Leverage
Operating Income

	Three Months Ended April 30,
	2014			2013
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,975	80.3%	(4.3)%	$5,197	80.7%
Walmart International	1,202	19.4%	3.4%	1,163	18.1%
Sam's Club	479	7.8%	(2.2)%	490	7.6%
Corporate and support	(463)	(7.5)%	12.4%	(412)	(6.4)%
Operating income	$6,193	100.0%	(3.8)%	$6,438	100.0%
We believe comparing both the growth of our operating expenses and our operating income to the growth of our net sales are meaningful measures as they indicate how effectively we manage costs and leverage operating expenses. Our objective for a fiscal year is to grow operating expenses at a slower rate than net sales and to grow operating income at a faster rate than net sales. On occasion, we may make strategic growth investments that may, at times, cause our operating expenses to grow at a faster rate than net sales and that may result in our operating income growing at a slower rate than net sales.
Operating Expenses
For the three months ended April 30, 2014, operating expenses increased 1.9% when compared to the same period in the previous fiscal year, while net sales increased 0.8% when compared to the same period in the previous fiscal year. Accordingly, we did not meet our objective of growing operating expenses at a slower rate than net sales for the period. Expenses related to severe winter storms in the U.S. and higher healthcare costs were the primary factors that caused us not to leverage operating expenses for the three months ended April 30, 2014.
Operating Income
For the three months ended April 30, 2014, we did not meet our objective of growing operating income at a faster rate than net sales as operating income decreased 3.8% while net sales increased 0.8% when compared to the same period in the previous fiscal year. This was primarily due to the factors we discussed for not leveraging operating expenses, as well as a lower gross profit rate.

Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts.
ROI was 16.7% and 17.8% for the trailing twelve months ended April 30, 2014 and 2013, respectively. The decline in ROI was primarily due to a decrease in operating income, as well as our continued capital investment in store growth and e-commerce.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing 12 months multiplied by a factor of eight. When we have discontinued operations, we exclude the impact of the discontinued operations.
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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2014	2013
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$26,627	$27,793
+ Interest income	100	190
+ Depreciation and amortization	8,933	8,564
+ Rent	2,859	2,610
= Adjusted operating income	$38,519	$39,157

Denominator
Average total assets of continuing operations(1)	$202,240	$199,604
+ Average accumulated depreciation and amortization(1)	59,583	53,692
- Average accounts payable(1)	36,559	36,919
- Average accrued liabilities(1)	17,545	16,972
+ Rent x 8	22,872	20,880
= Average invested capital	$230,591	$220,285
Return on investment (ROI)	16.7%	17.8%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,330	$17,754
Denominator
Average total assets of continuing operations(1)	$202,240	$199,604
Return on assets (ROA)	8.1%	8.9%

	As of April 30,
	2014	2013	2012
Certain Balance Sheet Data
Total assets of continuing operations(2)	$202,293	$202,187	$197,020
Accumulated depreciation and amortization	62,617	56,549	50,835
Accounts payable	36,347	36,770	37,068
Accrued liabilities	17,807	17,282	16,661

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.
(2) Total assets of continuing operations as of April 30, 2014, 2013 and 2012 in the table above exclude assets of discontinued operations that are reflected in the Company's Condensed Consolidated Balance Sheets of $453 million, $0 million and $80 million, respectively.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $3.8 billion for the three months ended April 30, 2014, compared to free cash flow of $1.9 billion for the three months ended April 30, 2013. The increase in free cash flow was primarily due to the timing of payments for income taxes and capital expenditures.
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
Additionally, Walmart's definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows.
Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by Walmart's management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow. We urge you to understand the methods used by other companies to calculate their free cash flow before comparing our free cash flow to that of such other companies.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Three Months Ended April 30,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$5,939	$4,894
Payments for property and equipment	(2,157)	(2,968)
Free cash flow	$3,782	$1,926

Net cash used in investing activities(1)	$(2,121)	$(2,982)
Net cash used in financing activities	(5,177)	(755)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three months ended April 30, 2014 and 2013

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2014	2013
Total revenues	$114,960	$114,070
Percentage change from comparable period	0.8%	1.0%
Net sales	$114,167	$113,313
Percentage change from comparable period	0.8%	1.0%
Total U.S. calendar comparable store and club sales increase (decrease)	(0.6)%	(1.7)%
Gross profit margin as a percentage of net sales	24.0%	24.1%
Operating income	$6,193	$6,438
Operating income as a percentage of net sales	5.4%	5.7%
Income from continuing operations	$3,711	$3,932
Unit counts at period end	10,994	10,493
Retail square feet at period end	1,105	1,074
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 0.8% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in total revenues was consistent with the 0.8% increase in net sales. The increase in net sales was primarily due to 2.9% year-over-year growth in retail square feet and higher e-commerce sales, partially offset by $1.6 billion of negative impact from fluctuations in currency exchange rates and decreases in comparable store sales at Walmart U.S. and Sam's Club. An increase in membership and other income, primarily due to 10.9% growth in membership income at Sam's Club, also contributed to the increase in total revenues.
Our gross profit rate decreased 6 basis points for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The decrease in our gross profit rate was due to declines in the gross profit rate at Walmart U.S. and Sam's Club, resulting from price investments, shifts in merchandise mix and rising commodity costs. A small increase in the gross profit rate at Walmart International, due to changes in merchandise mix, partially offset the decreases in the gross profit rate at Walmart U.S. and Sam's Club.
We did not leverage operating expenses for the three months ended April 30, 2014, as operating expenses as a percentage of net sales increased 22 basis points when compared to the same period in the previous fiscal year. Expenses related to severe winter storms in the U.S. and higher healthcare costs were the primary factors that caused us not to leverage for the three months ended April 30, 2014.
Our effective income tax rates were 34.0% and 33.4% for the three months ended April 30, 2014, and 2013, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.7 billion of consolidated income from continuing operations for the three months ended April 30, 2014, a decrease of $221 million, when compared to the same period in the previous fiscal year. We estimate the after-tax impact of the severe winter storms in the U.S. to be approximately $90 million for the three months ended April 30, 2014. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.10 for the three months ended April 30, 2014, a decrease compared to EPS of $1.14 for the three months ended April 30, 2013.

Walmart U.S. Segment
Three months ended April 30, 2014 and 2013

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2014	2013
Net sales	$67,852	$66,553
Percentage change from comparable period	2.0%	0.3%
Calendar comparable store sales increase (decrease)	(0.4)%	(1.9)%
Operating income	$4,975	$5,197
Operating income as a percentage of net sales	7.3%	7.8%
Unit counts at period end	4,233	4,043
Retail square feet at period end	662	644
Net sales for the Walmart U.S. segment increased 2.0% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 2.8%, partially offset by a decrease in comparable store sales of 0.4%. The Walmart U.S. segment's comparable store sales were negatively impacted by severe winter storms and the reduction in government food benefits.
Gross profit rate decreased 17 basis points for the three months ended April 30, 2014, compared to the same period in the previous fiscal year. The decrease in the gross profit rate was primarily the result of the segment's strategic focus on price investment and low price leadership.
Walmart U.S. did not leverage operating expenses for the three months ended April 30, 2014, as operating expenses as a percentage of segment net sales increased 29 basis points compared to the same period in the previous fiscal year. Expenses related to the severe winter storms and higher health care costs, primarily due to increased enrollment and medical cost inflation, each contributed to the segment's increase in operating expenses as a percentage of segment net sales.

Walmart International Segment
Three months ended April 30, 2014 and 2013

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2014	2013
Net sales	$32,424	$32,889
Percentage change from comparable period	(1.4)%	2.9%
Operating income	$1,202	$1,163
Operating income as a percentage of net sales	3.7%	3.5%
Unit counts at period end	6,126	5,830
Retail square feet at period end	358	347
Net sales for the Walmart International segment decreased 1.4% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The decrease in net sales was primarily due to $1.6 billion of negative impact from fluctuations in currency exchange rates, which was partially offset by year-over-year growth in retail square feet of 3.2% and higher e-commerce sales in each country with e-commerce operations.
Gross profit rate increased 8 basis points for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in the gross profit rate was primarily due to changes in the merchandise mix in a number of the segment's larger operations.
Walmart International did not leverage operating expenses for the three months ended April 30, 2014, as operating expenses as a percentage of segment net sales, when compared to the same period in the previous fiscal year, were slightly down due to the negative impact from fluctuations in currency exchange rates. Although Walmart International did not leverage operating expenses and net sales decreased, operating income increased for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year.

Sam's Club Segment
Three months ended April 30, 2014 and 2013
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2014	2013
Including Fuel
Net sales	$13,891	$13,871
Percentage change from comparable period	0.1%	0.1%
Calendar comparable club sales increase (decrease)	(1.2)%	(0.9)%
Operating income	$479	$490
Operating income as a percentage of net sales	3.4%	3.5%
Unit counts at period end	635	620
Retail square feet at period end	85	83

Excluding Fuel
Net sales	$12,215	$12,157
Percentage change from comparable period	0.5%	0.5%
Operating income	$477	$484
Operating income as a percentage of net sales	3.9%	4.0%
Net sales for the Sam's Club segment increased 0.1% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 2.4%, partially offset by decreases in comparable store sales of 1.2%. The segment's comparable store sales were negatively impacted by severe winter storms and the reduction in government food benefits.
Gross profit rate decreased 24 basis points for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The gross profit rate decreased primarily due to changes in merchandise mix and commodity cost inflation.
Membership and other income increased 10.4% for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year. The increase in membership and other income is primarily the result of the increased membership fees the segment introduced May 15, 2013.
Sam's Club did not leverage operating expenses for the three months ended April 30, 2014, as operating expenses as a percentage of segment net sales increased 6 basis points compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily due to lower fuel sales, expenses associated with the severe winter storms and increased labor costs. The impact of these items was partially offset by lower than anticipated severance costs related to the in-club staffing structure implemented in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to continue to grow our operations by investing in global expansion activities. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global expansion activities, pay dividends and repurchase shares for the foreseeable future.

	Three Months Ended April 30,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$5,939	$4,894
Payments for property and equipment	(2,157)	(2,968)
Free cash flow	$3,782	$1,926

Net cash used in investing activities(1)	$(2,121)	$(2,982)
Net cash used in financing activities	(5,177)	(755)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $5.9 billion and $4.9 billion for the three months ended April 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily due to the timing of payments for income taxes. The net combination of various changes in other operating activities comprised the remaining increase.
Cash Equivalents and Working Capital
Cash and cash equivalents were $6.0 billion and $8.9 billion at April 30, 2014 and 2013, respectively. Our working capital deficit was $8.3 billion and $13.4 billion at April 30, 2014 and 2013, respectively. The decrease in our working capital deficit is due to the decrease in our long-term debt due within one year and an increase in our inventory levels in each of our segments primarily from new store growth and lower than anticipated sales. Timing differences also contributed to the decrease in our working capital deficit. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, proven access to the capital markets, and in providing returns to our shareholders in the form of share repurchases and payments of cash dividends.
We employ financing strategies (e.g., global funding structures) in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned (either from operations or through global funding structures) and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of April 30, 2014 and January 31, 2014, cash and cash equivalents of approximately $1.8 billion and $1.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities
Net cash used in investing activities was $2.1 billion and $3.0 billion for the three months ended April 30, 2014 and 2013, respectively, and generally consisted of payments to build new stores, remodel existing stores and expand our e-commerce capabilities. Net cash used in investing activities decreased $0.9 billion for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year, due to timing of our capital expenditures. Our plan for fiscal 2015 is for our capital expenditures to exceed actual capital expenditures for fiscal 2014. Therefore, we expect that a higher percentage of our capital expenditures will occur in the third and fourth quarters of fiscal 2015. We are working to significantly increase the number of Neighborhood Markets and other small stores in the U.S. and accelerate the expansion of our e-commerce capabilities.
As further described in Note 10 to our Condensed Consolidated Financial Statements and subsequent to period end, we completed the sale of the Vips Restaurant Business in Mexico ("Vips") for approximately $625 million. The cash received in connection with the Vips sale will be reflected in cash flows from investing activities in the second quarter of fiscal 2015.
Net Cash Used in Financing Activities
Net cash used in financing activities was $5.2 billion and $0.8 billion for the three months ended April 30, 2014 and 2013, respectively, and generally consisted of short-term borrowings and long-term debt activity, dividends paid, stock repurchases and transactions with noncontrolling interests. Net cash used in financing activities increased $4.4 billion for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year, primarily due to short-term borrowing and long-term debt activity further described below.
Short-term Borrowings
Short-term borrowings decreased $4.1 billion for the three months ended April 30, 2014, compared to a decrease of $0.6 billion for the same period in the previous fiscal year. Although we continue to utilize the liquidity under our short-term borrowing programs to provide funding used for our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements, we more efficiently used our existing cash balances in the current period, which in turn allowed us to minimize our outstanding short-term borrowings at April 30, 2014. Our various lines of credit also remain mostly unused and continue to provide more than $15.0 billion of additional liquidity, if needed.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	4,519	4,519
Repayments of long-term debt	(1,574)	—	(1,574)
Reclassifications of long-term debt	750	(750)	—
Other	8	159	167
Balances as of April 30, 2014	$3,287	$45,699	$48,986
The total of proceeds from and repayments of our long-term debt borrowings during the three months ended April 30, 2014 was $944 million less than that during the same period in the previous fiscal year. This difference is primarily due to the timing of issuances and maturities, as well as our desire to maintain an appropriate balance of differing maturities within our debt portfolio.

Dividends
On February 20, 2014, the Board of Directors approved the fiscal 2015 annual dividend of $1.92 per share, an increase compared to the fiscal 2014 annual dividend of $1.88 per share. For fiscal 2015, the annual dividend will be paid in four quarterly installments of $0.48 per share, according to the following record and payable dates:

Record Date	Payable Date
March 11, 2014	April 1, 2014
May 9, 2014	June 2, 2014
August 8, 2014	September 3, 2014
December 5, 2014	January 5, 2015
The dividend installments payable on April 1, 2014 and June 2, 2014, were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2014, authorization for $10.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total cash paid for share repurchases for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	8.3	30.8
Average price paid per share	$75.37	$72.87
Total cash paid for share repurchases	$626	$2,246

Total cash paid for share repurchases decreased $1.6 billion for the three months ended April 30, 2014, when compared to the same period in the previous fiscal year, due to the increased cash used in transactions with noncontrolling interests described further below.

Transactions with Noncontrolling Interests
As further described in Note 10 to our Condensed Consolidated Financial Statements, during the three months ended April 30, 2014, we completed the purchase of substantially all of the remaining noncontrolling interest in Walmart Chile for approximately $1.5 billion. We used existing cash to complete this transaction, which is reflected in cash flows used in financing activities.

Capital Resources
We believe cash flows from continuing operations, our current cash position and access to debt capital markets will continue to be sufficient to meet our anticipated operating cash needs, including seasonal buildups in merchandise inventories, and to fund our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in debt capital markets. At April 30, 2014, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor's	A-1+	AA
Moody's Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
Credit rating agencies review their ratings periodically and, therefore, the credit ratings assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain consistent over time. Factors that could affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail industry, our financial position, including our total debt and capitalization, and changes in our business strategy. Any downgrade of our credit ratings by a credit rating agency could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper markets with the same flexibility that we have experienced historically, potentially requiring us to rely more heavily on more expensive types of debt financing. The credit rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  At April 30, 2014 and 2013, the ratio of our debt-to-total capitalization was 43.2% and 44.8%, respectively. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders' equity. The decrease in our debt-to-total capitalization ratio was primarily due to an increase in total Walmart shareholder's equity, which was primarily driven by growth in retained earnings from the same period in the previous fiscal year, and further aided by lower short-term borrowings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2014 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2014.
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 and 21 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2014 included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we are currently implementing various financial system applications in stages across the Company. As these financial system applications are implemented, they become a significant component of our internal control over financial reporting. We will continue to implement and update our financial system applications in stages, and each implementation may become a significant component of our internal control over financial reporting. Additionally, we are currently establishing shared service functions and processes on a global scale. The implementation of our global shared services is ongoing, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.
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
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ASDA Equal Value Claims: Brierley & Others v. ASDA, Manchester Employment Tribunal, Manchester, UK, 8/27/08.
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
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12 (consolidation of seven separately-filed suits); Austin v. Walton et al., Circuit Court of Pope County, AR, 5/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12 (consolidation of seven separately-filed suits).

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
In July 2011, the Environmental Department of Bento Gonçalves notified Walmart Brazil that it is investigating alleged soil contamination from oil leakage, in addition to the prior wastewater issue. Walmart Brazil is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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
Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2014, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2014, authorization for $10.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program, on a settlement date basis, for each of the three months ended April 30, 2014, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2014	2,993,507	$74.00	2,993,507	$11.1
March 1-31, 2014	2,766,917	75.08	2,766,917	10.9
April 1-30, 2014	2,539,796	77.30	2,539,796	10.7
Total	8,300,220		8,300,220
Item 5. Other Information
Amendments to the Company's Amended and Restated Bylaws
On June 5, 2014, the Company's Board of Directors (the "Board") approved amendments to the Company's Amended and Restated Bylaws (the "Bylaws"). The amendments took effect immediately upon approval by the Board. The amendments address the following Bylaw provisions:
Advance Notice Procedures (Article II, Section 5). The amendments change the advance notice deadlines for shareholders to bring business before any annual meeting of shareholders and provide that such notice must be delivered to or mailed and received at the Company's principal executive offices not more than 120 days nor less than 90 days prior to the one-year anniversary of the immediately preceding year's annual shareholders' meeting, with certain exceptions. Prior to the amendments, these deadlines were 100 days and 75 days, respectively. As a result of these amendments, if any shareholder intends to nominate a director candidate or propose other business for consideration at the Company's 2015 Annual Shareholders' Meeting (not including a proposal intended for inclusion in the Company's proxy statement in accordance with SEC Rule 14a-8 under the Securities Exchange Act of 1934, as amended), the shareholder must notify the Secretary of the Company in writing and the notice must be delivered to or mailed and received at the principal executive offices of the Company no earlier than February 6, 2015 and no later than March 8, 2015. Such notice must comply with the applicable requirements of the Bylaws filed herewith.
Board of Directors (Article III) and Officers (Article IV). The amendments move the description of the duties and responsibilities of the Chairman of the Board from Article IV - Officers to Article III - Board of Directors, and provide that the Board may appoint a Vice Chairman of the Board, who shall exercise the powers and perform the duties of the Chairman of the Board when the Chairman of the Board is not present. Furthermore, the amendments provide that the Chairman of the Board may be, but is not required to be, an officer of the Company and make other minor clarifying changes.
The preceding description is qualified in its entirety by reference to the full text of the Bylaws filed herewith.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include: (1) statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2014 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2015; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such other matters; and a statement in Note 10 to those Condensed Consolidated Financial Statements regarding the expected recognition of a net gain upon the sale of Walmex's Vips restaurant business; (2) in Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics-Leverage" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of those objectives; statements under the caption "Results of Operations-Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations-Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; statements under the caption "Liquidity and Capital Resources-Cash Flows from Operating Activities-Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; statements under the caption "Liquidity and Capital Resources-Net Cash Used in Investing Activities" regarding management's plan for the Company's capital expenditures for fiscal 2015 to exceed the Company's capital expenditures in fiscal 2014; a statement under the caption "Liquidity and Capital Resources-Cash Flows from Financing Activities-Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2015; and statements under the caption "Liquidity and Capital Resources-Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations, Walmart's current cash position and its access to the debt capital markets to meet operating cash needs, including to finance seasonal inventory buildups and to fund capital expenditures, dividend payments and share repurchases, management's expectation that Walmart's debt ratings should enable it to refinance existing debt as it matures at favorable rates, and management's expectation for the effect that lower ratings of Walmart's commercial paper and rating series of long-term debt would have on Walmart's access to the commercial paper and long-term debt markets and Walmart's cost of funds; and (3) statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II., Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals. These statements are identified by the use of the words "anticipate," "are projected," "believe," "could be," "could increase," "could impair," "expect," "expected," "expects," "intend," "is not expected," "may continue to impact," "may fluctuate," "may impact," "may not be," "objective," "plan," "should continue," "will be," "will continue," "will have," "will impact," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

•	general economic conditions;

•	business trends in markets in which Walmart operates;

•	economic conditions affecting specific markets in which Walmart operates;

•	competitive pressures;

•	inflation and deflation;

•	consumer confidence, disposable income, credit availability, spending levels, spending patterns and debt levels;

•	the seasonality of Walmart's business and seasonal buying patterns in the United States and other markets and deviations from such seasonal buying patterns;

•	consumer acceptance of new initiatives and programs of Walmart and its operating segments;

•	customer traffic in Walmart's stores and clubs and average ticket size;

•	customer acceptance of Walmart's stores and clubs and merchandise in the markets in which new units are opened;

•	customer shopping patterns in particular markets;

•	consumer demand for certain merchandise;

•	weather conditions and events and their effects;

•	catastrophic events and natural disasters and their effects on Walmart's business;

•	public health emergencies, civil unrest and disturbances and terrorist attacks;

•	commodity prices;

•	the cost of goods Walmart sells;

•	transportation costs;

•	the cost of diesel fuel, gasoline, natural gas and electricity;

•	the selling prices of gasoline;

•	disruption of Walmart's supply chain, including transport of goods from foreign suppliers;

•	information security costs;

•	trade restrictions;

•	changes in tariff and freight rates;

•	labor costs;

•	the availability of qualified labor pools in Walmart's markets necessary to meet Walmart's needs for managing and staffing its stores and clubs, including new stores and clubs Walmart opens;

•	changes in employment laws and regulations;

•	usage of Walmart's healthcare plans by its associates;

•	the cost of healthcare and other benefits;

•	casualty and other insurance costs;

•	accident-related costs;

•	adoption of or changes in tax and other laws and regulations that affect Walmart's business, including changes in corporate tax rates;

•	changes in currency control laws;

•	Walmart's effective income tax rate;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to Walmart's commercial paper and debt securities by credit rating agencies;

•
Walmart's consolidated cash flows, including cash flows from Walmart's domestic operations, Walmart's overall liquidity and liquidity requirements and Walmart's access to capital markets, including as those factors may affect Walmart's funding of its operations, capital expenditures, dividend payments, share repurchases, and the need to repatriate cash held in Walmart's operations outside the U.S.;

•	currency exchange rate fluctuations;

•	changes in market interest rates;

•	conditions and events affecting domestic and global financial and capital markets;

•	geopolitical conditions and events; and

•	other risks.
Factors that may affect Walmart's effective income tax rate for fiscal year 2015 are discussed in Part I., Item 2. of this Quarterly Report on Form 10-Q, which is captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Consolidated Results of Operations." Walmart discusses certain of the foregoing matters more fully, as well as certain risk factors that may affect its business operations, financial condition, results of operations and cash flows, in other of Walmart's filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2014. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.
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

WAL-MART STORES, INC.

Date: June 6, 2014	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2014	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 6, 2014	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated hereby by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 of the Company (File Number 333-178385).

Exhibit 3.2*	Amended and Restated Bylaws of Wal-Mart Stores, Inc., effective as of June 5, 2014.

Exhibit 3.3*	Amended and Restated Bylaws of Wal-Mart Stores, Inc., effective as of June 5, 2014, marked to show changes affected by the amendments described herein.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2014, as filed with the SEC.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.