Form 10-Q
period 2014-07-31
WAL MART STORES INC
filed 2014-09-05
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2014.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,222,513,219 shares of common stock outstanding as of September 3, 2014.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Revenues:
Net sales	$119,336	$116,101	$233,503	$229,414
Membership and other income	789	729	1,582	1,486
Total revenues	120,125	116,830	235,085	230,900
Costs and expenses:
Cost of sales	90,010	87,420	176,724	173,411
Operating, selling, general and administrative expenses	23,375	22,633	45,428	44,274
Operating income	6,740	6,777	12,933	13,215
Interest:
Debt	509	522	1,040	1,029
Capital leases	61	67	122	133
Interest income	(32)	(37)	(56)	(80)
Interest, net	538	552	1,106	1,082
Income from continuing operations before income taxes	6,202	6,225	11,827	12,133
Provision for income taxes	2,113	2,020	4,027	3,996
Income from continuing operations	4,089	4,205	7,800	8,137
Income from discontinued operations, net of income taxes	270	10	285	23
Consolidated net income	4,359	4,215	8,085	8,160
Less consolidated net income attributable to noncontrolling interest	(266)	(146)	(399)	(307)
Consolidated net income attributable to Walmart	$4,093	$4,069	$7,686	$7,853

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.22	$1.24	$2.32	$2.38
Basic income per common share from discontinued operations attributable to Walmart	0.05	0.01	0.06	0.01
Basic net income per common share attributable to Walmart	$1.27	$1.25	$2.38	$2.39

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.21	$1.23	$2.31	$2.37
Diluted income per common share from discontinued operations attributable to Walmart	0.05	0.01	0.06	0.01
Diluted net income per common share attributable to Walmart	$1.26	$1.24	$2.37	$2.38

Weighted-average common shares outstanding:
Basic	3,230	3,278	3,231	3,290
Diluted	3,241	3,291	3,244	3,305

Dividends declared per common share	$—	$—	$1.92	$1.88
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions)	2014	2013	2014	2013
Consolidated net income	$4,359	$4,215	$8,085	$8,160
Less consolidated net income attributable to nonredeemable noncontrolling interest	(266)	(132)	(399)	(276)
Less consolidated net income attributable to redeemable noncontrolling interest	—	(14)	—	(31)
Consolidated net income attributable to Walmart	4,093	4,069	7,686	7,853

Other comprehensive income (loss), net of income taxes
Currency translation and other	778	(1,503)	1,012	(2,895)
Derivative instruments	(8)	261	(4)	180
Minimum pension liability	2	8	6	116
Other comprehensive income (loss), net of income taxes	772	(1,234)	1,014	(2,599)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(17)	264	25	255
Less other comprehensive income (loss) attributable to redeemable noncontrolling interest	—	49	—	42
Other comprehensive income (loss) attributable to Walmart	755	(921)	1,039	(2,302)

Comprehensive income, net of income taxes	5,131	2,981	9,099	5,561
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(283)	132	(374)	(21)
Less comprehensive income (loss) attributable to redeemable noncontrolling interest	—	35	—	11
Comprehensive income attributable to Walmart	$4,848	$3,148	$8,725	$5,551
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,184	$7,281	$9,016
Receivables, net	6,146	6,677	5,996
Inventories	45,451	44,858	42,793
Prepaid expenses and other	1,851	1,909	2,197
Current assets of discontinued operations	—	460	—
Total current assets	59,632	61,185	60,002
Property and equipment:
Property and equipment	177,975	173,089	168,086
Less accumulated depreciation	(61,709)	(57,725)	(54,724)
Property and equipment, net	116,266	115,364	113,362
Property under capital leases:
Property under capital leases	5,549	5,589	5,763
Less accumulated amortization	(3,092)	(3,046)	(3,131)
Property under capital leases, net	2,457	2,543	2,632

Goodwill	19,758	19,510	19,280
Other assets and deferred charges	5,872	6,149	5,693
Total assets	$203,985	$204,751	$200,969

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$3,516	$7,670	$8,639
Accounts payable	36,828	37,415	36,701
Dividends payable	3,100	—	3,141
Accrued liabilities	18,237	18,793	18,616
Accrued income taxes	511	966	116
Long-term debt due within one year	4,659	4,103	4,692
Obligations under capital leases due within one year	301	309	309
Current liabilities of discontinued operations	—	89	—
Total current liabilities	67,152	69,345	72,214

Long-term debt	43,004	41,771	40,678
Long-term obligations under capital leases	2,695	2,788	2,907
Deferred income taxes and other	8,311	8,017	7,989

Redeemable noncontrolling interest	—	1,491	495

Commitments and contingencies

Equity:
Common stock	323	323	327
Capital in excess of par value	2,208	2,362	3,432
Retained earnings	77,172	76,566	70,791
Accumulated other comprehensive income (loss)	(1,957)	(2,996)	(2,889)
Total Walmart shareholders' equity	77,746	76,255	71,661
Nonredeemable noncontrolling interest	5,077	5,084	5,025
Total equity	82,823	81,339	76,686
Total liabilities, redeemable noncontrolling interest, and equity	$203,985	$204,751	$200,969
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity and Redeemable Noncontrolling Interest
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable		Redeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity	Interest
Balances as of February 1, 2014	3,233	$323	$2,362	$76,566	$(2,996)	$76,255	$5,084	$81,339	$1,491
Consolidated net income	—	—	—	7,686	—	7,686	399	8,085	—
Other comprehensive income, net of income taxes	—	—	—	—	1,039	1,039	(25)	1,014	—
Cash dividends declared ($1.92 per share)	—	—	—	(6,189)	—	(6,189)	—	(6,189)	—
Purchase of Company stock	(12)	(1)	(27)	(882)	—	(910)	—	(910)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(1,491)
Other	6	1	(127)	(9)	—	(135)	(381)	(516)	—
Balances as of July 31, 2014	3,227	$323	$2,208	$77,172	$(1,957)	$77,746	$5,077	$82,823	$—
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31,
(Amounts in millions)	2014	2013
Cash flows from operating activities:
Consolidated net income	$8,085	$8,160
Income from discontinued operations, net of income taxes	(285)	(23)
Income from continuing operations	7,800	8,137
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,527	4,402
Deferred income taxes	79	475
Other operating activities	667	(166)
Changes in certain assets and liabilities:
Receivables, net	704	445
Inventories	(403)	569
Accounts payable	(420)	(324)
Accrued liabilities	(596)	(209)
Accrued income taxes	(458)	(2,078)
Net cash provided by operating activities	11,900	11,251

Cash flows from investing activities:
Payments for property and equipment	(5,113)	(6,066)
Proceeds from the disposal of property and equipment	90	112
Proceeds from the disposal of certain operations	671	—
Other investing activities	12	(83)
Net cash used in investing activities	(4,340)	(6,037)

Cash flows from financing activities:
Net change in short-term borrowings	(4,130)	1,869
Proceeds from issuance of long-term debt	4,565	5,326
Payments of long-term debt	(2,868)	(3,386)
Dividends paid	(3,094)	(3,092)
Purchase of Company stock	(933)	(4,096)
Dividends paid to noncontrolling interest	(339)	(358)
Purchase of noncontrolling interest	(1,720)	(152)
Other financing activities	(236)	13
Net cash used in financing activities	(8,755)	(3,876)

Effect of exchange rates on cash and cash equivalents	98	(103)

Net increase (decrease) in cash and cash equivalents	(1,097)	1,235
Cash and cash equivalents at beginning of year	7,281	7,781
Cash and cash equivalents at end of period	$6,184	$9,016
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of July 2014 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.3 billion, net of a reserve for doubtful accounts of $107 million at July 31, 2014, compared to a receivable balance of $1.3 billion, net of a reserve for doubtful accounts of $119 million at January 31, 2014. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At July 31, 2014 and January 31, 2014, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
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

Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three and six months ended July 31, 2014 and 2013.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Numerator
Income from continuing operations	$4,089	$4,205	$7,800	$8,137
Less income from continuing operations attributable to noncontrolling interest	(166)	(143)	(295)	(300)
Income from continuing operations attributable to Walmart	$3,923	$4,062	$7,505	$7,837

Denominator
Weighted-average common shares outstanding, basic	3,230	3,278	3,231	3,290
Dilutive impact of stock options and other share-based awards	11	13	13	15
Weighted-average common shares outstanding, diluted	3,241	3,291	3,244	3,305

Income per common share from continuing operations attributable to Walmart
Basic	$1.22	$1.24	$2.32	$2.38
Diluted	1.21	1.23	2.31	2.37

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the six months ended July 31, 2014:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2014	$(2,722)	$336	$(610)	$(2,996)
Other comprehensive income (loss) before reclassifications	1,037	(10)	11	1,038
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(5)	1
Balances as of July 31, 2014	$(1,685)	$332	$(604)	$(1,957)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of July 31, 2014 and January 31, 2014.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	4,565	4,565
Repayments of long-term debt	(2,868)	—	(2,868)
Reclassifications of long-term debt	3,126	(3,126)	—
Other	298	(206)	92
Balances as of July 31, 2014	$4,659	$43,004	$47,663
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
Maturities
On February 3, 2014, $500 million of 3.000% Notes matured and were repaid, on April 14, 2014, $1.0 billion of 1.625% Notes matured and were repaid and on May 15, 2014, $1.0 billion of 3.200% Notes matured and were repaid.
The Company also repaid other, smaller long-term debt as it matured in several of its international operations.

Note 5. Fair Value Measurements
The Company records and discloses certain financial and non-financial assets and liabilities at fair value. The fair value of an asset is the price at which the asset could be sold in an ordinary transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. The fair value of a liability is the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:

•	Level 1: observable inputs such as quoted prices in active markets;

•	Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3: unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2014 and January 31, 2014, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2014		January 31, 2014
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$—	$—	$1,000	$5
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	64	1,250	97
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	5,036	531	3,004	453
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	456	(1)	457	(2)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	500	—	2,500	166
Total	$7,242	$594	$8,211	$719
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis for the three and six months ended July 31, 2014, or for the fiscal year ended January 31, 2014.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2014 and January 31, 2014, are as follows:

	July 31, 2014		January 31, 2014
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$47,663	$53,338	$45,874	$50,757

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $475 million and $641 million at July 31, 2014 and January 31, 2014, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at July 31, 2014 or January 31, 2014. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Fair Value Instruments
The Company was a party to receive fixed-rate, pay variable-rate interest rate swaps that were designated as fair value hedges and which matured in May 2014. The Company used these interest rate swaps to hedge the fair value of fixed-rate debt. The notional amounts were used to measure interest to be paid or received and did not represent the Company's exposure due to credit loss. As the specific terms and notional amounts of the derivative instruments matched those of the fixed-rate debt that was hedged, the derivative instruments were assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments were recorded in earnings, but were offset by corresponding changes in the fair values of the hedged items, also recorded in earnings, and, accordingly, did not impact the Company's Condensed Consolidated Statements of Income.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At July 31, 2014 and January 31, 2014, the Company had £2.5 billion of outstanding long-term debt designated as a hedge of its net investment in the United Kingdom and ¥200 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, of which ¥100 billion matured subsequent to period end in August 2014. The remaining nonderivative net investment hedges will mature on dates ranging from July 2015 to January 2039.

Cash Flow Instruments
The Company is a party to receive variable-rate, pay fixed-rate interest rate swaps that the Company uses to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives are reclassified from accumulated other comprehensive income (loss) to earnings as interest is expensed for the Company's variable-rate debt, converting the variable-rate interest expense into fixed-rate interest expense. These cash flow instruments will mature in July 2015.
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
The Company also uses forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps"), to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for debt issuances forecasted to occur in the future. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives will be reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is incurred on the forecasted hedged fixed-rate debt, adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps. These cash flow instruments hedge forecasted interest payments to be made through May 2044. These forward starting swaps will be terminated on the day the hedged forecasted debt issuances occur, but no later than October 31, 2014, if the hedged forecasted debt issuances do not occur. The Company terminated certain forward starting swaps with an aggregate notional amount of $2.0 billion in connection with the April 22, 2014 debt issuances described in Note 4. Upon termination of those forward starting swaps, the Company received a cash payment from the related counterparties of $107 million, which was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt, effectively adjusting interest expense to reflect the fixed-rate entered into by the forward starting swaps.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2014			January 31, 2014
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$5	$—	$—
Other assets and deferred charges	—	71	559	—	97	619
Derivative asset subtotals	$—	$71	$559	$5	$97	$619

Accrued liabilities	$—	$—	$1	$—	$—	$1
Deferred income taxes and other	—	7	28	—	—	1
Derivative liability subtotals	$—	$7	$29	$—	$—	$2

Nonderivative hedging instruments
Long-term debt due within one year	$—	$973	$—	$—	$973	$—
Long-term debt	—	5,201	—	—	5,095	—
Nonderivative hedge liability subtotals	$—	$6,174	$—	$—	$6,068	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months, are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2014, authorization for $10.4 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and cash paid for share repurchases for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	12.3	55.0
Average price paid per share	$75.96	$74.49
Total cash paid for share repurchases	$933	$4,096
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
The dividend installments payable on April 1, 2014, June 2, 2014 and September 3, 2014, were paid as scheduled.

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
ASDA Equal Value Claims: ASDA Stores, Ltd., a wholly-owned subsidiary of the Company, is a defendant in 387 "equal value" proceedings that have been filed with various regional Employment Tribunals in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. ASDA believes that further claims may be asserted in the near future, a possibility that has been reported in the UK media. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. A significant majority of the claims have been filed and served on ASDA within the last ninety (90) days, with the claimants requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2014 and 2013, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Amounts in millions)	2014	2013	2014	2013
Ongoing inquiries and investigations	$31	$48	$65	$92
Global compliance program and organizational enhancements	12	34	31	63
Total	$43	$82	$96	$155
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

Note 10. Acquisitions, Disposals and Related Items
The Company has completed the following transactions that impact the operations of Walmart International:
Walmart Chile
In fiscal 2014, the redeemable noncontrolling interest shareholders exercised put options that required the Company to purchase their shares in Walmart Chile. At that time, the Company recorded an increase to redeemable noncontrolling interest of $1.0 billion, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $1.5 billion. In February 2014, the Company completed this transaction using the existing cash of the Company, increasing its ownership interest in Walmart Chile to 99.7 percent. In March 2014, the Company completed a tender offer for most of the remaining noncontrolling interest shares at the same value per share as was paid to the redeemable noncontrolling interest shareholders. As a result of completing these transactions, the Company owns substantially all of Walmart Chile.
Vips Restaurant Business in Mexico
In September 2013, Walmex, a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to sell the Vips restaurant business ("Vips") in Mexico. The sale of Vips was completed on May 12, 2014. Upon completion of the sale, the Company received $671 million of cash and recognized a net gain of $262 million, which is recorded in discontinued operations in the Company's Condensed Consolidated Statements of Income for the three and six months ended July 31, 2014.

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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2014	2013	2014	2013
Net sales:
Walmart U.S.	$70,601	$68,728	$138,453	$135,281
Walmart International	33,872	32,841	66,296	65,730
Sam's Club	14,863	14,532	28,754	28,403
Net sales	$119,336	$116,101	$233,503	$229,414
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2014	2013	2014	2013
Operating income (loss):
Walmart U.S.	$5,252	$5,383	$10,227	$10,580
Walmart International	1,489	1,379	2,691	2,542
Sam's Club	494	518	973	1,008
Corporate and support	(495)	(503)	(958)	(915)
Operating income	6,740	6,777	12,933	13,215
Interest, net	538	552	1,106	1,082
Income from continuing operations before income taxes	$6,202	$6,225	$11,827	$12,133

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
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2015 ("fiscal 2015") and January 31, 2014 ("fiscal 2014"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the period ended July 31, 2014, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the fiscal year ended January 31, 2014, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2014, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
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
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using each segment's operating income, including certain corporate overhead allocations, as well as other measures. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation. The amounts disclosed for "Corporate and support" in the leverage discussion of the Company's performance metrics consist of corporate overhead and other items not allocated to any of the Company's segments.

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
Growth
Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2014			2013		2014			2013
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$70,601	59.1%	2.7%	$68,728	59.2%	$138,453	59.3%	2.3%	$135,281	58.9%
Walmart International	33,872	28.4%	3.1%	32,841	28.3%	66,296	28.4%	0.9%	65,730	28.7%
Sam's Club	14,863	12.5%	2.3%	14,532	12.5%	28,754	12.3%	1.2%	28,403	12.4%
Net sales	$119,336	100.0%	2.8%	$116,101	100.0%	$233,503	100.0%	1.8%	$229,414	100.0%
Our consolidated net sales increased 2.8% and 1.8% for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to 3.0% year-over-year growth in retail square feet and higher e-commerce sales across the Company, as well as strategic price investment and improved assortment in Walmart International. These increases were partially offset by $0.7 billion and $2.3 billion, respectively, of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2014.

Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and six months ended July 31, 2014 and 2013, were as follows:

	Three Months Ended July 31,				Six months ended July 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	0.2%	(0.3)%	0.0%	0.0%	(0.1)%	(1.1)%	0.0%	0.0%
Sam's Club	0.6%	1.8%	0.5%	0.2%	(0.3)%	0.4%	0.0%	(0.2)%
Total U.S.	0.2%	0.1%	0.1%	0.1%	(0.2)%	(0.8)%	0.0%	0.0%

Comparable store and club sales in the U.S., including fuel, were relatively flat for both the three and six months ended July 31, 2014, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were negatively impacted by the reduction in government food benefits for the three and six months ended July 31, 2014. Severe winter storms, which occurred during the first quarter of fiscal 2015, also had a negative impact for the six months ended July 31, 2014. E-commerce sales positively impacted Walmart U.S. comparable store sales approximately 0.3% and positively impacted Sam's Club comparable club sales percentages approximately 0.2% for each of the three and six month periods ended July 31, 2014.

Leverage
Operating Income

	Three Months Ended July 31,					Six Months Ended July 31,
	2014			2013		2014			2013
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$5,252	77.9%	(2.4)%	$5,383	79.5%	$10,227	79.1%	(3.3)%	$10,580	80.1%
Walmart International	1,489	22.1%	8.0%	1,379	20.3%	2,691	20.8%	5.9%	2,542	19.2%
Sam's Club	494	7.3%	(4.6)%	518	7.6%	973	7.5%	(3.5)%	1,008	7.6%
Corporate and support	(495)	(7.3)%	1.6%	(503)	(7.4)%	(958)	(7.4)%	(4.7)%	(915)	(6.9)%
Operating income	$6,740	100.0%	(0.5)%	$6,777	100.0%	$12,933	100.0%	(2.1)%	$13,215	100.0%
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
Operating Expenses
For the three and six months ended July 31, 2014, operating expenses increased 3.3% and 2.6%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased 2.8% and 1.8%, respectively, when compared to the same periods in the previous fiscal year. Accordingly, we did not meet our objective of growing operating expenses at a slower rate than net sales for either period. Higher health-care expenses in the U.S. from increased enrollment and medical cost inflation was the primary factor that caused us not to leverage for the three and six months ended July 31, 2014. In addition, severe winter storms in the U.S. contributed to the increase in operating expenses as a percentage of net sales for the six months ended July 31, 2014. Higher net sales and expense management in the Walmart International segment partially offset the increases in operating expenses as a percentage of net sales.
Operating Income
For the three and six months ended July 31, 2014, we did not meet our objective of growing operating income at a faster rate than net sales as operating income decreased 0.5% and 2.1%, respectively, while net sales increased 2.8% and 1.8%, respectively, when compared to the same periods in the previous fiscal year. This was primarily due to the factors we discussed for not leveraging operating expenses, as well as a lower gross profit rate in each of our segments.

Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts.
ROI was 16.6% and 17.9% for the trailing twelve months ended July 31, 2014 and 2013, respectively. The decline in ROI was primarily due to a decrease in operating income, as well as our continued capital investment in store growth and e-commerce.
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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2014	2013
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$26,590	$27,888
+ Interest income	95	177
+ Depreciation and amortization	8,995	8,659
+ Rent	2,896	2,642
= Adjusted operating income	$38,576	$39,366

Denominator
Average total assets of continuing operations(1)	$202,477	$198,315
+ Average accumulated depreciation and amortization(1)	61,328	54,993
- Average accounts payable(1)	36,765	36,384
- Average accrued liabilities(1)	18,427	18,197
+ Rent x 8	23,168	21,136
= Average invested capital	$231,781	$219,863
Return on investment (ROI)	16.6%	17.9%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,214	$17,809
Denominator
Average total assets of continuing operations(1)	$202,477	$198,315
Return on assets (ROA)	8.0%	9.0%

	As of July 31,
	2014	2013	2012
Certain Balance Sheet Data
Total assets of continuing operations	$203,985	$200,969	$195,661
Accumulated depreciation and amortization	64,801	57,855	52,131
Accounts payable	36,828	36,701	36,067
Accrued liabilities	18,237	18,616	17,777

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $6.8 billion for the six months ended July 31, 2014, compared to free cash flow of $5.2 billion for the six months ended July 31, 2013. The increase in free cash flow was primarily due to the timing of payments for income taxes and capital expenditures.
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

	Six Months Ended July 31,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$11,900	$11,251
Payments for property and equipment	(5,113)	(6,066)
Free cash flow	$6,787	$5,185

Net cash used in investing activities(1)	$(4,340)	$(6,037)
Net cash used in financing activities	(8,755)	(3,876)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three and six months ended July 31, 2014 and 2013

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Total revenues	$120,125	$116,830	$235,085	$230,900
Percentage change from comparable period	2.8%	2.3%	1.8%	1.7%
Net sales	$119,336	$116,101	$233,503	$229,414
Percentage change from comparable period	2.8%	2.4%	1.8%	1.7%
Total U.S. calendar comparable store and club sales increase (decrease)	0.2%	0.1%	(0.2)%	(0.8)%
Gross profit margin as a percentage of net sales	24.6%	24.7%	24.3%	24.4%
Operating income	$6,740	$6,777	$12,933	$13,215
Operating income as a percentage of net sales	5.7%	5.8%	5.5%	5.8%
Income from continuing operations	$4,089	$4,205	$7,800	$8,137
Unit counts at period end	11,053	10,593	11,053	10,593
Retail square feet at period end	1,113	1,080	1,113	1,080
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 2.8% and 1.8% for the three and six months ended July 31, 2014, respectively, when compared to the same period in the previous fiscal year. The increase in total revenues was consistent with the 2.8% and 1.8% increases in net sales. The increases in net sales were primarily due to 3.0% year-over-year growth in retail square feet and higher e-commerce sales across the Company, as well as strategic price investment and improved assortment in Walmart International. These increases were partially offset by $0.7 billion and $2.3 billion, respectively, of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2014. An increase in membership and other income, primarily due to growth in membership income at Sam's Club, also contributed to the increase in total revenues.
Our gross profit rate decreased 13 and 9 basis points for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The decrease in our gross profit rate was due to declines in the gross profit rate at each of our three segments, resulting primarily from price investments and shifts in merchandise mix.
We did not leverage operating expenses for either the three or six months ended July 31, 2014, as operating expenses as a percentage of net sales increased 10 and 15 basis points, respectively, when compared to the same periods in the previous fiscal year. Higher health-care expenses in the U.S. from increased enrollment and medical cost inflation was the primary factor that caused us not to leverage for the three and six months ended July 31, 2014. In addition, severe winter storms in the U.S. contributed to the increase in operating expenses as a percentage of net sales for the six months ended July 31, 2014. Higher net sales and expense management in the Walmart International segment partially offset the increases in operating expenses as a percentage of net sales.
Our effective income tax rate was 34.1% for both the three and six months ended July 31, 2014, compared to our effective income tax rates of 32.5% and 32.9% for the same periods in the previous fiscal year, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including our performance, changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate. In addition, possible U.S. Congressional actions regarding the extension of certain tax legislation could impact our full year effective tax rate.
As a result of the factors discussed above, we reported $4.1 billion and $7.8 billion of consolidated income from continuing operations for the three and six months ended July 31, 2014, respectively, a decrease of $116 million and $337 million, respectively, when compared to the same periods in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.21 and $2.31 for the three and six months ended July 31, 2014, a decrease compared to EPS of $1.23 and $2.37 for the three and six months ended July 31, 2013, respectively.

Walmart U.S. Segment
Three and six months ended July 31, 2014 and 2013

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Net sales	$70,601	$68,728	$138,453	$135,281
Percentage change from comparable period	2.7%	2.1%	2.3%	1.2%
Calendar comparable store sales increase (decrease)	0.2%	(0.3)%	(0.1)%	(1.1)%
Operating income	$5,252	$5,383	$10,227	$10,580
Operating income as a percentage of net sales	7.4%	7.8%	7.4%	7.8%
Unit counts at period end	4,281	4,092	4,281	4,092
Retail square feet at period end	668	648	668	648
Net sales for the Walmart U.S. segment increased 2.7% and 2.3% for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due primarily to year-over-year growth in retail square feet of 3.0%, as comparable store sales were relatively flat for both the three and six months ended July 31, 2014. Comparable store sales were relatively flat as traffic declined 0.9% and 1.3%, respectively, which was offset by increases in average ticket, including e-commerce sales.
Gross profit rate decreased 7 and 12 basis points for the three and six months ended July 31, 2014, respectively, compared to the same periods in the previous fiscal year. The decrease in the gross profit rate was primarily the result of the segment's continued strategic focus on price investment, as well as changes in merchandising mix.
Walmart U.S. did not leverage operating expenses for either the three or six months ended July 31, 2014, as operating expenses as a percentage of segment net sales increased 32 and 30 basis points, respectively, compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily driven by higher health-care costs from increased enrollment and medical cost inflation. In addition, severe winter storms contributed to the increase in operating expenses as a percentage of segment net sales for the six months ended July 31, 2014.

Walmart International Segment
Three and six months ended July 31, 2014 and 2013

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Net sales	$33,872	$32,841	$66,296	$65,730
Percentage change from comparable period	3.1%	2.9%	0.9%	2.9%
Operating income	$1,489	$1,379	$2,691	$2,542
Operating income as a percentage of net sales	4.4%	4.2%	4.1%	3.9%
Unit counts at period end	6,132	5,880	6,132	5,880
Retail square feet at period end	359	349	359	349
Net sales for the Walmart International segment increased 3.1% and 0.9% for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year net growth in retail square feet of 2.9%, strategic price investment, improved assortment and higher e-commerce sales. Additionally, the timing of the Easter holiday contributed to the increase in net sales for the three months ended July 31, 2014. The increases in net sales were partially offset by $0.7 billion and $2.3 billion of negative impact from fluctuations in currency exchange rates for the three and six months ended July 31, 2014, respectively.
Gross profit rate decreased 19 and 5 basis points for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The decreases in the gross profit rate were primarily the result of price investment in several markets and changes in the merchandise mix.
Walmart International leveraged operating expenses for the three and six months ended July 31, 2014, as operating expenses as a percentage of segment net sales decreased 32 and 19 basis points, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales and our continued focus on expense management each contributed to our decreases in operating expenses as a percentage of net sales.

Sam's Club Segment
Three and six months ended July 31, 2014 and 2013
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Including Fuel
Net sales	$14,863	$14,532	$28,754	$28,403
Percentage change from comparable period	2.3%	2.6%	1.2%	1.4%
Calendar comparable club sales increase (decrease)	0.6%	1.8%	(0.3)%	0.4%
Operating income	$494	$518	$973	$1,008
Operating income as a percentage of net sales	3.3%	3.6%	3.4%	3.5%
Unit counts at period end	640	621	640	621
Retail square feet at period end	86	83	86	83

Excluding Fuel
Net sales	$13,034	$12,815	$25,249	$24,972
Percentage change from comparable period	1.7%	2.4%	1.1%	1.5%
Operating income	$466	$519	$943	$1,003
Operating income as a percentage of net sales	3.6%	4.0%	3.7%	4.0%
Net sales for the Sam's Club segment increased 2.3% and 1.2% for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 3.3%, much of which was added in the first half of fiscal year 2015. Additionally, a 0.6% increase in comparable store sales contributed to the increase in net sales for the three months ended July 31, 2014, while a 0.3% decrease in comparable store sales partially offset the increase in net sales for the six months ended July 31, 2014.
Gross profit rate decreased 31 and 27 basis points for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The gross profit rate decreased primarily due to our investment in the Cash Rewards program, changes in merchandise mix and price investment.
Membership and other income increased 10.1% and 10.3% for the three and six months ended July 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increase was primarily the result of increased membership upgrades and Plus member renewals for both the three and six months ended July 31, 2014. The increase for the six months ended July 31, 2014 was also partially due to the increased membership fees the segment introduced May 15, 2013.
Sam's Club did not leverage operating expenses for the three and six months ended July 31, 2014, as operating expenses as a percentage of segment net sales increased 9 and 8 basis points compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to higher health-care costs, mostly from increased enrollment and medical cost inflation, and higher real estate expenses associated with more club openings than in the previous year. In addition, severe winter storms contributed to the increase in operating expenses as a percentage of segment net sales for the six months ended July 31, 2014.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to continue to grow our operations by investing in global expansion activities. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global expansion activities, to pay dividends and to fund our share repurchases for the foreseeable future.

	Six Months Ended July 31,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$11,900	$11,251
Payments for property and equipment	(5,113)	(6,066)
Free cash flow	$6,787	$5,185

Net cash used in investing activities(1)	$(4,340)	$(6,037)
Net cash used in financing activities	(8,755)	(3,876)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $11.9 billion and $11.3 billion for the six months ended July 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily due to the timing of payments for income taxes, partially offset by the combination of normal changes in other operating activities.
Cash Equivalents and Working Capital
Cash and cash equivalents were $6.2 billion and $9.0 billion at July 31, 2014 and 2013, respectively. Our working capital deficit was $7.5 billion and $12.2 billion at July 31, 2014 and 2013, respectively. The decrease in our working capital deficit is primarily due to the decrease in short-term borrowings further described below and the increase in our inventory levels in each of our segments primarily from lower than anticipated sales and new store growth. Timing differences also contributed to the decrease in our working capital deficit. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of share repurchases and payments of cash dividends.
We employ financing strategies (e.g., global funding structures) in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned (either from operations or through global funding structures) and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of July 31, 2014 and January 31, 2014, cash and cash equivalents of approximately $1.6 billion and $1.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities
Net cash used in investing activities was $4.3 billion and $6.0 billion for the six months ended July 31, 2014 and 2013, respectively, and generally consisted of payments to build new stores, remodel existing stores, expand our e-commerce capabilities and invest in other technologies. Net cash used in investing activities decreased $1.7 billion for the six months ended July 31, 2014, when compared to the same period in the previous fiscal year, due to the timing of our capital expenditures, as well as proceeds received from the disposal of certain operations described further below. Our plan is for our capital expenditures for fiscal 2015 to exceed actual capital expenditures for fiscal 2014. Therefore, we expect that a greater portion of our capital expenditures will occur in the third and fourth quarters of fiscal 2015. We are working to significantly increase the number of Neighborhood Markets and other smaller formats in the U.S. and accelerate the expansion of our e-commerce capabilities.
As described in Note 10 to our Condensed Consolidated Financial Statements, we completed the sale of the Vips Restaurant Business in Mexico ("Vips") on May 12, 2014. We received $671 million of cash in connection with the Vips sale, which is reflected in cash flows from investing activities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $8.8 billion and $3.9 billion for the six months ended July 31, 2014 and 2013, respectively, and generally consisted of activity in our short-term borrowings and long-term debt, dividends paid, stock repurchases and transactions with noncontrolling interests. Net cash used in financing activities increased $4.9 billion for the six months ended July 31, 2014, when compared to the same period in the previous fiscal year, primarily due to the reduction in short-term borrowings and the activity described further below.
Short-term Borrowings
Short-term borrowings decreased $4.1 billion for the six months ended July 31, 2014, compared to an increase of $1.9 billion for the same period in the previous fiscal year. Although we continue to utilize the liquidity under our short-term borrowing programs to provide funding used for our operations, dividend payments, share repurchases, capital expenditures and for other cash requirements, we effectively used our existing cash balances at period end to minimize our outstanding short-term borrowings at July 31, 2014. Our various lines of credit also remain mostly unused and continue to provide more than $15.0 billion of additional liquidity, if needed.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	4,565	4,565
Repayments of long-term debt	(2,868)	—	(2,868)
Reclassifications of long-term debt	3,126	(3,126)	—
Other	298	(206)	92
Balances as of July 31, 2014	$4,659	$43,004	$47,663
The net of proceeds from and repayments of our long-term debt borrowings during the six months ended July 31, 2014 was $243 million less than that during the same period in the previous fiscal year. This difference is primarily due to the timing of issuances and maturities, as well as our desire to maintain an appropriate balance of differing maturities within our debt portfolio.

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
The dividend installments payable on April 1, 2014, June 2, 2014 and September 3, 2014, were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2014, authorization for $10.4 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total cash paid for share repurchases for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	12.3	55.0
Average price paid per share	$75.96	$74.49
Total cash paid for share repurchases	$933	$4,096

Total cash paid for share repurchases decreased $3.2 billion for the six months ended July 31, 2014, when compared to the same period in the previous fiscal year, primarily due to the increased cash used in transactions with noncontrolling interests described further below, as well as the need to fund our accelerated capital expenditures for small formats. In addition, our results of operations influenced our share repurchase activity.

Transactions with Noncontrolling Interests
As described in Note 10 to our Condensed Consolidated Financial Statements, during the six months ended July 31, 2014, we completed the purchase of substantially all of the remaining noncontrolling interest in Walmart Chile for approximately $1.5 billion. We used existing cash to complete this transaction, which is reflected in cash flows used in financing activities.

Capital Resources
We believe cash flows from continuing operations, our current cash position and access to debt capital markets will continue to be sufficient to meet our anticipated operating cash needs, including seasonal buildups in merchandise inventories, and to fund our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in debt capital markets. At July 31, 2014, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. At July 31, 2014 and 2013, the ratio of our debt-to-total capitalization was 41.1% and 44.4%, respectively. Total capitalization is defined as debt plus total Walmart shareholders' equity. The decrease in our debt-to-total capitalization ratio was primarily due to an increase in total Walmart shareholder's equity, which was primarily driven by growth in retained earnings from the same period in the previous fiscal year, and further aided by lower short-term borrowings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2014 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2014. At July 31, 2014, the fair value of our derivative instruments had decreased approximately $125 million since January 31, 2014, primarily due to fluctuations in market interest rates and maturities during the six months ended July 31, 2014. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom, Brazil, Japan and Canada were the primary cause of the $1.0 billion net gain for the six months ended July 31, 2014, in the currency translation and other category of accumulated other comprehensive income (loss).
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
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of July 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others–Various United Kingdom Employment Tribunals).
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
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12; Austin v. Walton et al., Circuit Court of Pope County, AR, 5/17/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12.

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
In July 2011, the Environmental Department of Bento Gonçalves notified Walmart Brazil that it is investigating alleged soil contamination from oil leakage. Walmart Brazil is cooperating with the agency and monitoring the affected area. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2014, authorization for $10.4 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program, on a settlement date basis, for the three months ended July 31, 2014, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2014	2,062,635	$78.12	2,062,635	$10.5
June 1-30, 2014	1,107,147	76.18	1,107,147	10.4
July 1-31, 2014	804,827	76.13	804,827	10.4
Total	3,974,609		3,974,609

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2014 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2015; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I., Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations": a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics- Leverage" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and growing operating income at a faster rate than net sales and the possibility of certain investments by Walmart affecting the attainment of those objectives; statements under the caption "Results of Operations- Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations- Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources- Liquidity" that the Company's sources of liquidity will be adequate to fund its operations, finance its global expansion activities, to pay dividends and to fund share repurchases; statements under the caption "Liquidity and Capital Resources- Net Cash Provided by Operating Activities- Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; statements under the caption "Liquidity and Capital Resources- Net Cash Used in Investing Activities" regarding management's plan for the Company's capital expenditures for fiscal year 2015 to exceed the Company's capital expenditures in fiscal year 2014 and for the greater portion of those capital expenditures to occur in the third and fourth quarters of fiscal year 2015; a statement under the caption "Liquidity and Capital Resources- Net Cash Used in Financing Activities- Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2015; and statements under the caption "Liquidity and Capital Resources-Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations, Walmart's current cash position and its access to the debt capital markets to meet operating cash needs, including to finance seasonal inventory buildups and to fund capital expenditures, dividend payments and share repurchases, management's expectation that Walmart's debt ratings should enable it to refinance existing debt as it matures at favorable rates, and management's expectation for the effect that lower ratings of Walmart's commercial paper and rating series of long-term debt would have on Walmart's access to the commercial paper and long-term debt markets and Walmart's cost of funds; and

•
statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II., Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals.

These statements are identified by the use of the words "anticipate," "are projected," "believe," "could be," "could increase," "could impair," "expect," "expected," "expects," "intend," "is not expected," "may continue to impact," "may fluctuate," "may impact," "may not be," "may result," "objective," "plan," "should continue," "will be," "will continue," "will have," "will impact," "will incur," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

•	the Company's overall financial performance in a particular period;

•	the amounts of the Company's consolidated cash flows, the cash flows of the Company's U.S. businesses and the cash flows of the Company's international operations in a particular period;

•	the Company's overall liquidity and liquidity requirements of its global operations, its operations in the U.S. and its international operations in a particular period;

•	changes in the Company's access to the capital markets and the access the Company has to the capital markets at any particular time;

•
the effects that the Company's overall liquidity, liquidity requirements and access to the capital markets has on the Company's funding of its operations, capital expenditures, dividend payments, and share repurchases;

•	the Company's need to repatriate into the United States the cash held by the Company outside of the United States;

•	customer shopping patterns in particular markets and the resulting mix of merchandise purchased in the Company's various markets and on a consolidated basis;

•	the market prices of gasoline and diesel fuel acquired by the Company for sale to its customers and members;

•	the prices at which the Company can sell gasoline and diesel fuel to its customers and members;

•	the amount of inventory maintained by the Company in its various operations;

•	the amount of capital expenditures made by the Company in a particular period, including the amount of capital expenditures made in the third and fourth quarters of fiscal year 2015;

•	the amount expended for share repurchases by the Company in a particular period;

•
the availability of qualified labor pools in the Company's markets necessary to meet the Company's needs for managing and staffing the new stores and clubs the Company proposes to open in a particular period;

•	the availability and cost of appropriate locations for new and relocated units;

•	the cost of construction of new and relocated units for the expansion of existing units;

•
local real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that may prevent the Company from building, relocating, or expanding, or that impose limitations on the Company's ability to build, relocate or expand, units in certain locations;

•	availability of necessary utilities for each new, expanded or relocated units;

•	availability of skilled labor in markets in which the Company is building or proposes to build new, expanded or relocated units;

•	delays in construction and other delays in the opening of new, expanded or relocated units planned to be opened by certain dates;

•	adoption of, expansion to, or changes in tax and other laws and regulations that affect the Company's business, including changes in corporate tax rates;

•	changes in currency control laws;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	conditions and events affecting domestic and global financial and capital markets;

•	geopolitical conditions and events; and

•	other risks.
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

WAL-MART STORES, INC.

Date: September 5, 2014	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 5, 2014	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 5, 2014	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 of the Company (File Number 333-178385).

Exhibit 3.2
Amended and Restated Bylaws of Wal-Mart Stores, Inc., effective as of June 5, 2014, are incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 as filed with the SEC on June 6, 2014.

Exhibit 10.1
Retirement Agreement by and between the Company and Mr. William S. Simon dated July 23, 2014 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on July 24, 2014.

Exhibit 10.2
Form of the Consulting Agreement to be entered into by and between the Company and WSS Consulting LLC to be effective August 9, 2014 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 24, 2014.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated herein by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2014, as filed with the SEC.

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