Form 10-Q
period 2014-10-31
WAL MART STORES INC
filed 2014-12-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2014.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,223,189,895 shares of common stock outstanding as of November 26, 2014.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Revenues:
Net sales	$118,076	$114,876	$351,579	$344,290
Membership and other income	925	812	2,507	2,298
Total revenues	119,001	115,688	354,086	346,588
Costs and expenses:
Cost of sales	89,247	86,687	265,971	260,098
Operating, selling, general and administrative expenses	23,489	22,691	68,917	66,965
Operating income	6,265	6,310	19,198	19,525
Interest:
Debt	561	527	1,601	1,556
Capital leases	115	65	237	198
Interest income	(20)	(12)	(76)	(92)
Interest, net	656	580	1,762	1,662
Income from continuing operations before income taxes	5,609	5,730	17,436	17,863
Provision for income taxes	1,783	1,860	5,810	5,856
Income from continuing operations	3,826	3,870	11,626	12,007
Income from discontinued operations, net of income taxes	—	15	285	38
Consolidated net income	3,826	3,885	11,911	12,045
Less consolidated net income attributable to noncontrolling interest	(115)	(147)	(514)	(454)
Consolidated net income attributable to Walmart	$3,711	$3,738	$11,397	$11,591

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.15	$1.14	$3.47	$3.53
Basic income per common share from discontinued operations attributable to Walmart	—	0.01	0.06	—
Basic net income per common share attributable to Walmart	$1.15	$1.15	$3.53	$3.53

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.15	$1.14	$3.46	$3.51
Diluted income per common share from discontinued operations attributable to Walmart	—	—	0.05	0.01
Diluted net income per common share attributable to Walmart	$1.15	$1.14	$3.51	$3.52

Weighted-average common shares outstanding:
Basic	3,229	3,257	3,231	3,279
Diluted	3,240	3,271	3,243	3,293

Dividends declared per common share	$—	$—	$1.92	$1.88
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions)	2014	2013	2014	2013
Consolidated net income	$3,826	$3,885	$11,911	$12,045
Less consolidated net income attributable to nonredeemable noncontrolling interest	(115)	(131)	(514)	(407)
Less consolidated net income attributable to redeemable noncontrolling interest	—	(16)	—	(47)
Consolidated net income attributable to Walmart	3,711	3,738	11,397	11,591

Other comprehensive income (loss), net of income taxes
Currency translation and other	(2,340)	724	(1,328)	(2,171)
Derivative instruments	(161)	—	(165)	180
Minimum pension liability	10	1	16	117
Other comprehensive income (loss), net of income taxes	(2,491)	725	(1,477)	(1,874)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	197	(15)	222	240
Less other comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(4)	—	38
Other comprehensive income (loss) attributable to Walmart	(2,294)	706	(1,255)	(1,596)

Comprehensive income, net of income taxes	1,335	4,610	10,434	10,171
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	82	(146)	(292)	(167)
Less comprehensive income (loss) attributable to redeemable noncontrolling interest	—	(20)	—	(9)
Comprehensive income attributable to Walmart	$1,417	$4,444	$10,142	$9,995
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,718	$7,281	$8,736
Receivables, net	6,091	6,677	6,206
Inventories	51,501	44,858	49,673
Prepaid expenses and other	1,531	1,909	2,160
Current assets of discontinued operations	—	460	367
Total current assets	65,841	61,185	67,142
Property and equipment:
Property and equipment	177,494	173,089	170,967
Less accumulated depreciation	(62,519)	(57,725)	(56,313)
Property and equipment, net	114,975	115,364	114,654
Property under capital leases:
Property under capital leases	5,632	5,589	5,668
Less accumulated amortization	(3,115)	(3,046)	(3,095)
Property under capital leases, net	2,517	2,543	2,573

Goodwill	18,888	19,510	19,729
Other assets and deferred charges	5,668	6,149	5,778
Total assets	$207,889	$204,751	$209,876

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$6,019	$7,670	$12,817
Accounts payable	39,656	37,415	39,221
Dividends payable	1,553	—	1,573
Accrued liabilities	18,773	18,793	18,606
Accrued income taxes	383	966	255
Long-term debt due within one year	4,874	4,103	4,147
Obligations under capital leases due within one year	302	309	315
Current liabilities of discontinued operations	—	89	87
Total current liabilities	71,560	69,345	77,021

Long-term debt	41,720	41,771	41,702
Long-term obligations under capital leases	2,767	2,788	2,841
Deferred income taxes and other	7,789	8,017	8,298

Redeemable noncontrolling interest	—	1,491	1,492

Commitments and contingencies

Equity:
Common stock	323	323	324
Capital in excess of par value	2,223	2,362	2,364
Retained earnings	80,814	76,566	72,888
Accumulated other comprehensive income (loss)	(4,251)	(2,996)	(2,183)
Total Walmart shareholders' equity	79,109	76,255	73,393
Nonredeemable noncontrolling interest	4,944	5,084	5,129
Total equity	84,053	81,339	78,522
Total liabilities, redeemable noncontrolling interest, and equity	$207,889	$204,751	$209,876
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity and Redeemable Noncontrolling Interest
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable		Redeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity	Interest
Balances as of February 1, 2014	3,233	$323	$2,362	$76,566	$(2,996)	$76,255	$5,084	$81,339	$1,491
Consolidated net income	—	—	—	11,397	—	11,397	514	11,911	—
Other comprehensive income, net of income taxes	—	—	—	—	(1,255)	(1,255)	(222)	(1,477)	—
Cash dividends declared ($1.92 per share)	—	—	—	(6,189)	—	(6,189)	—	(6,189)	—
Purchase of Company stock	(13)	(1)	(29)	(950)	—	(980)	—	(980)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(1,491)
Other	7	1	(110)	(10)	—	(119)	(432)	(551)	—
Balances as of October 31, 2014	3,227	$323	$2,223	$80,814	$(4,251)	$79,109	$4,944	$84,053	$—
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31,
(Amounts in millions)	2014	2013
Cash flows from operating activities:
Consolidated net income	$11,911	$12,045
Income from discontinued operations, net of income taxes	(285)	(38)
Income from continuing operations	11,626	12,007
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,881	6,600
Deferred income taxes	(233)	594
Other operating activities	592	465
Changes in certain assets and liabilities:
Receivables, net	459	191
Inventories	(6,929)	(6,230)
Accounts payable	3,068	2,089
Accrued liabilities	583	(95)
Accrued income taxes	(577)	(2,301)
Net cash provided by operating activities	15,470	13,320

Cash flows from investing activities:
Payments for property and equipment	(8,243)	(9,506)
Proceeds from the disposal of property and equipment	459	521
Proceeds from the disposal of certain operations	671	—
Other investing activities	(44)	(156)
Net cash used in investing activities	(7,157)	(9,141)

Cash flows from financing activities:
Net change in short-term borrowings	(1,843)	6,046
Proceeds from issuance of long-term debt	5,120	7,053
Payments of long-term debt	(3,883)	(4,943)
Dividends paid	(4,639)	(4,625)
Purchase of Company stock	(1,015)	(5,806)
Dividends paid to noncontrolling interest	(401)	(365)
Purchase of noncontrolling interest	(1,804)	(247)
Other financing activities	(393)	(149)
Net cash used in financing activities	(8,858)	(3,036)

Effect of exchange rates on cash and cash equivalents	(18)	(188)

Net increase (decrease) in cash and cash equivalents	(563)	955
Cash and cash equivalents at beginning of year	7,281	7,781
Cash and cash equivalents at end of period	$6,718	$8,736
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of October 2014 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.3 billion, net of a reserve for doubtful accounts of $111 million at October 31, 2014, compared to a receivable balance of $1.3 billion, net of a reserve for doubtful accounts of $119 million at January 31, 2014. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At October 31, 2014 and January 31, 2014, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on February 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Management is currently evaluating this standard, including which transition approach to use, and does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.

Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of outstanding stock options and other share-based awards. The Company did not have significant stock options or other share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three and nine months ended October 31, 2014 and 2013.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Numerator
Income from continuing operations	$3,826	$3,870	$11,626	$12,007
Less income from continuing operations attributable to noncontrolling interest	(115)	(143)	(410)	(443)
Income from continuing operations attributable to Walmart	$3,711	$3,727	$11,216	$11,564

Denominator
Weighted-average common shares outstanding, basic	3,229	3,257	3,231	3,279
Dilutive impact of stock options and other share-based awards	11	14	12	14
Weighted-average common shares outstanding, diluted	3,240	3,271	3,243	3,293

Income per common share from continuing operations attributable to Walmart
Basic	$1.15	$1.14	$3.47	$3.53
Diluted	1.15	1.14	3.46	3.51

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total Walmart accumulated other comprehensive income (loss) for the nine months ended October 31, 2014:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Derivative Instruments	Minimum Pension Liability	Total
Balances as of February 1, 2014	$(2,722)	$336	$(610)	$(2,996)
Other comprehensive income (loss) before reclassifications	(1,106)	(180)	23	(1,263)
Amounts reclassified from accumulated other comprehensive income (loss)	—	15	(7)	8
Balances as of October 31, 2014	$(3,828)	$171	$(594)	$(4,251)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
The Company's unrealized net gains and losses on net investment hedges, included in the currency translation and other category of accumulated other comprehensive income (loss), were not significant as of October 31, 2014 and January 31, 2014.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	5,120	5,120
Repayments of long-term debt	(3,883)	—	(3,883)
Reclassifications of long-term debt	4,324	(4,324)	—
Other	330	(847)	(517)
Balances as of October 31, 2014	$4,874	$41,720	$46,594
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

On October 22, 2014, the Company issued $500 million aggregate principal amount of fixed rate notes resulting in cash proceeds of approximately $508 million. The notes form part of the Company’s series of 3.300% Notes due 2024, originally issued on April 22, 2014. The terms of the notes, other than their issue date and public offering price, are identical to the terms of the $1.0 billion principal amount of notes of the series of 3.300% Notes due 2024 issued on April 22, 2014. After the consummation of the sale and issuance of the notes on October 22, 2014, the aggregate principal amount of all of the notes of the series of 3.300% Notes due 2024 outstanding is $1.5 billion. The proceeds of the sale of the notes on October 22, 2014 were used for general corporate purposes.
The Company also received additional proceeds from other, smaller long-term debt issuances by several of its international operations.
Maturities
On February 3, 2014, $500 million of 3.000% Notes matured and were repaid, on April 14, 2014, $1.0 billion of 1.625% Notes matured and were repaid, on May 15, 2014, $1.0 billion of 3.200% Notes matured and were repaid and on August 6, 2014, ¥100 billion of floating rate Notes matured and were repaid.
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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2014 and January 31, 2014, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2014		January 31, 2014
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$—	$—	$1,000	$5
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	138	1,250	97
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	4,731	215	3,004	453
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	267	(1)	457	(2)
Receive variable-rate, pay fixed-rate forward starting interest rate swaps designated as cash flow hedges	—	—	2,500	166
Total	$6,248	$352	$8,211	$719
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis for the three and nine months ended October 31, 2014, or for the fiscal year ended January 31, 2014.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2014 and January 31, 2014, are as follows:

	October 31, 2014		January 31, 2014
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$46,594	$53,685	$45,874	$50,757

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $337 million and $641 million at October 31, 2014 and January 31, 2014, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at October 31, 2014 or January 31, 2014. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At October 31, 2014 and January 31, 2014, the Company had ¥100 billion and ¥200 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at October 31, 2014 and January 31, 2014 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2015 to January 2039.

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
The Company used forward starting receive variable-rate, pay fixed-rate swaps ("forward starting swaps") to hedge its exposure to the variability in future cash flows due to changes in the LIBOR swap rate for debt issuances forecasted to occur in the future. These forward starting swaps were terminated in October 2014, April 2014 and April 2013 concurrently with the issuance of the hedged debt. Upon termination of the forward starting swaps, the Company received net cash payments from the related counterparties of $22 million, which was recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the life of the related debt through May 2044, effectively adjusting interest expense to reflect the fixed interest rates entered into by the forward starting swaps.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2014			January 31, 2014
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$5	$—	$—
Other assets and deferred charges	—	138	362	—	97	619
Derivative asset subtotals	$—	$138	$362	$5	$97	$619

Accrued liabilities	$—	$—	$1	$—	$—	$1
Deferred income taxes and other	—	—	147	—	—	1
Derivative liability subtotals	$—	$—	$148	$—	$—	$2

Nonderivative hedging instruments
Long-term debt due within one year	$—	$824	$—	$—	$973	$—
Long-term debt	—	4,092	—	—	5,095	—
Nonderivative hedge liability subtotals	$—	$4,916	$—	$—	$6,068	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2014, authorization for $10.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and cash paid for share repurchases for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	13.4	77.9
Average price paid per share	$75.82	$74.54
Total cash paid for share repurchases	$1,015	$5,806
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
ASDA Equal Value Claims: ASDA Stores, Ltd., a wholly-owned subsidiary of the Company, is a defendant in 1,551 "equal value" claims that are proceeding before an Employment Tribunal in Manchester in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. ASDA believes that further claims may be asserted in the near future, a possibility that has been reported in the UK media. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. A significant majority of the claims have been filed and served on ASDA within the last 90 days, with the claimants requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2014 and 2013, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Amounts in millions)	2014	2013	2014	2013
Ongoing inquiries and investigations	$30	$43	$95	$135
Global compliance program and organizational enhancements	11	26	42	89
Total	$41	$69	$137	$224
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
Vips Restaurant Business in Mexico
In September 2013, Walmex, a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to sell the Vips restaurant business ("Vips") in Mexico. The sale of Vips was completed on May 12, 2014. Upon completion of the sale, the Company received $671 million of cash and recognized a net gain of $262 million, which is recorded in discontinued operations in the Company's Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2014.

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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2014	2013	2014	2013
Net sales:
Walmart U.S.	$70,025	$67,692	$208,478	$202,973
Walmart International	33,659	33,109	99,955	98,839
Sam's Club	14,392	14,075	43,146	42,478
Net sales	$118,076	$114,876	$351,579	$344,290
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2014	2013	2014	2013
Operating income (loss):
Walmart U.S.	$4,932	$4,991	$15,159	$15,571
Walmart International	1,430	1,379	4,121	3,921
Sam's Club	493	440	1,466	1,448
Corporate and support	(590)	(500)	(1,548)	(1,415)
Operating income	6,265	6,310	19,198	19,525
Interest, net	656	580	1,762	1,662
Income from continuing operations before income taxes	$5,609	$5,730	$17,436	$17,863

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

•
The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Sam's Club operates as a membership club warehouse and membership income is a significant component of the segment's operating income. As a result, Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.

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
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2015 ("fiscal 2015") and January 31, 2014 ("fiscal 2014"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2014, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the fiscal year ended January 31, 2014, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report to Shareholders for the year ended January 31, 2014, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of the three segments of our business to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
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

Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through our websites and fulfilled through our e-commerce distribution facilities, as well as an estimate for sales initiated online, but fulfilled through our stores and clubs. Changes in format are excluded from comparable store and club sales when the conversion is accompanied by a relocation or expansion that results in a change in retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Company Performance Metrics
Our performance metrics emphasize three priorities for improving shareholder value: growth, leverage and returns. Our priority of growth focuses on sales through comparable store and club sales, including e-commerce sales, and unit square feet growth; the priority of leverage encompasses our objective to increase our operating income at the same rate as or a faster rate than the growth in net sales by growing our operating, selling, general and administrative expenses ("operating expenses") at a slower rate than the growth of our net sales; and the priority of returns focuses on how efficiently we employ assets through return on investment and how effectively we manage working capital through free cash flow. While all three priorities are important, our top priority is growth, with increased investment in e-commerce. Sales growth will contribute to improving leverage and returns over time.
Growth
Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2014			2013		2014			2013
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$70,025	59.3%	3.4%	$67,692	58.9%	$208,478	59.3%	2.7%	$202,973	59.0%
Walmart International	33,659	28.5%	1.7%	33,109	28.8%	99,955	28.4%	1.1%	98,839	28.7%
Sam's Club	14,392	12.2%	2.3%	14,075	12.3%	43,146	12.3%	1.6%	42,478	12.3%
Net sales	$118,076	100.0%	2.8%	$114,876	100.0%	$351,579	100.0%	2.1%	$344,290	100.0%
Our consolidated net sales increased 2.8% and 2.1% for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to 2.7% year-over-year growth in retail square feet, higher e-commerce sales across the Company and positive comparable sales in the U.S. These increases were partially offset by $0.4 billion and $2.7 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2014, respectively.

Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar) and, to be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and nine months ended October 31, 2014 and 2013, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	0.8%	(0.3)%	0.0%	0.0%	0.2%	(0.8)%	0.0%	0.0%
Sam's Club	0.5%	0.1%	(0.1)%	(1.0)%	0.0%	0.3%	0.0%	(0.5)%
Total U.S.	0.7%	(0.2)%	0.0%	(0.1)%	0.1%	(0.6)%	0.0%	0.0%

Comparable store and club sales in the U.S., including fuel, increased 0.7% for the three months ended October 31, 2014 and increased 0.1% for the nine months ended October 31, 2014, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by an increase in average ticket primarily due to inflation in several categories, partially offset by the reduction in government food benefits for the three and nine months ended October 31, 2014. Severe winter storms, which occurred during the first quarter of fiscal 2015, also had a negative impact for the nine months ended October 31, 2014. E-commerce sales positively impacted comparable sales approximately 0.2% for both Walmart U.S. and Sam's Club for each of the three and nine months ended October 31, 2014.

Leverage
Operating Income

	Three Months Ended October 31,					Nine Months Ended October 31,
	2014			2013		2014			2013
(Amounts in millions)	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total	Operating Income	Percent of Total	Percent Change	Operating Income	Percent of Total
Walmart U.S.	$4,932	78.7%	(1.2)%	$4,991	79.0%	$15,159	79.0%	(2.6)%	$15,571	79.7%
Walmart International	1,430	22.8%	3.7%	1,379	21.9%	4,121	21.5%	5.1%	3,921	20.1%
Sam's Club	493	7.9%	12.0%	440	7.0%	1,466	7.6%	1.2%	1,448	7.4%
Corporate and support	(590)	(9.4)%	(18.0)%	(500)	(7.9)%	(1,548)	(8.1)%	(9.4)%	(1,415)	(7.2)%
Operating income	$6,265	100.0%	(0.7)%	$6,310	100.0%	$19,198	100.0%	(1.7)%	$19,525	100.0%
We believe comparing both the growth of our operating expenses and our operating income to the growth of our net sales are meaningful measures as they indicate how effectively we manage costs and leverage operating expenses. Our objective for a fiscal year is to grow operating expenses at a slower rate than net sales and to grow operating income at the same rate as or a faster rate than net sales. On occasion, we may make strategic growth investments that may, at times, cause our operating expenses to grow at a faster rate than net sales and that may result in our operating income growing at a slower rate than net sales.
Operating Expenses
For the three and nine months ended October 31, 2014, operating expenses increased 3.5% and 2.9%, respectively, when compared to the same periods in the previous fiscal year, while net sales increased 2.8% and 2.1%, respectively, when compared to the same periods in the previous fiscal year. Accordingly, we did not meet our objective of growing operating expenses at a slower rate than net sales for either period. Higher health-care expenses in the U.S. from increased enrollment and medical cost inflation, as well as continued investments in e-commerce and other initiatives were the primary factors that caused us not to leverage for the three and nine months ended October 31, 2014. In addition, severe winter storms in the U.S. contributed to the increase in operating expenses as a percentage of net sales for the nine months ended October 31, 2014.
Operating Income
For the three and nine months ended October 31, 2014, we did not meet our objective of growing operating income at the same rate or a faster rate than net sales as operating income decreased 0.7% and 1.7%, respectively, while net sales increased 2.8% and 2.1%, respectively, when compared to the same periods in the previous fiscal year. This was primarily due to the factors we discussed for not leveraging operating expenses, as well as a lower gross profit rate primarily from price investments at Walmart U.S. and the Cash Rewards Program at Sam's Club.

Returns
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts.
ROI was 16.4% and 17.5% for the trailing twelve months ended October 31, 2014 and 2013, respectively. The decline in ROI was primarily due to a decrease in operating income, as well as our continued capital investment in store growth and e-commerce.
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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2014	2013
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$26,545	$28,105
+ Interest income	103	146
+ Depreciation and amortization	9,151	8,775
+ Rent	2,898	2,667
= Adjusted operating income	$38,697	$39,693

Denominator
Average total assets of continuing operations(1)	$208,699	$207,624
+ Average accumulated depreciation and amortization(1)	62,521	56,533
- Average accounts payable(1)	39,439	39,747
- Average accrued liabilities(1)	18,690	18,571
+ Rent x 8	23,184	21,336
= Average invested capital	$236,275	$227,175
Return on investment (ROI)	16.4%	17.5%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,170	$17,870
Denominator
Average total assets of continuing operations(1)	$208,699	$207,624
Return on assets (ROA)	7.7%	8.6%

	As of October 31,
	2014	2013	2012
Certain Balance Sheet Data
Total assets of continuing operations	$207,889	$209,509	$205,738
Accumulated depreciation and amortization	65,634	59,408	53,658
Accounts payable	39,656	39,221	40,272
Accrued liabilities	18,773	18,606	18,536

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $7.2 billion for the nine months ended October 31, 2014, compared to free cash flow of $3.8 billion for the nine months ended October 31, 2013. The increase in free cash flow was primarily due to the timing of payments for income taxes and capital expenditures.
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

	Nine Months Ended October 31,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$15,470	$13,320
Payments for property and equipment	(8,243)	(9,506)
Free cash flow	$7,227	$3,814

Net cash used in investing activities(1)	$(7,157)	$(9,141)
Net cash used in financing activities	(8,858)	(3,036)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations
Three and nine months ended October 31, 2014 and 2013

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Total revenues	$119,001	$115,688	$354,086	$346,588
Percentage change from comparable period	2.9%	1.7%	2.2%	1.7%
Net sales	$118,076	$114,876	$351,579	$344,290
Percentage change from comparable period	2.8%	1.6%	2.1%	1.7%
Total U.S. calendar comparable store and club sales increase (decrease)	0.7%	(0.2)%	0.1%	(0.6)%
Gross profit margin as a percentage of net sales	24.4%	24.5%	24.4%	24.5%
Operating income	$6,265	$6,310	$19,198	$19,525
Operating income as a percentage of net sales	5.3%	5.5%	5.5%	5.7%
Income from continuing operations	$3,826	$3,870	$11,626	$12,007
Unit counts at period end	11,156	10,736	11,156	10,736
Retail square feet at period end	1,121	1,092	1,121	1,092
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 2.9% and 2.2% for the three and nine months ended October 31, 2014, respectively, when compared to the same period in the previous fiscal year. The increase in total revenues was consistent with the 2.8% and 2.1% increases in net sales. The increases in net sales were primarily due to 2.7% year-over-year growth in retail square feet, higher e-commerce sales across the Company and positive comparable sales in the U.S. These increases were partially offset by $0.4 billion and $2.7 billion, respectively, of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2014. An increase in membership and other income, primarily due to growth in membership income at Sam's Club, also contributed to the increase in total revenues.
Our gross profit rate decreased 12 and 10 basis points for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The decrease in our gross profit rate was due to declines in gross profit rates in the U.S., resulting primarily from price investments at Walmart U.S. and the Cash Rewards Program at Sam's Club.
We did not leverage operating expenses for either the three or nine months ended October 31, 2014, as operating expenses as a percentage of net sales increased 14 and 15 basis points, respectively, when compared to the same periods in the previous fiscal year. Higher health-care expenses in the U.S. from increased enrollment and medical cost inflation, as well as continued investments in e-commerce and other initiatives, were the primary factors that caused us not to leverage for the three and nine months ended October 31, 2014. In addition, severe winter storms in the U.S. contributed to the increase in operating expenses as a percentage of net sales for the nine months ended October 31, 2014.
Our effective income tax rates were 31.8% and 33.3% for the three and nine months ended October 31, 2014, respectively, compared to our effective income tax rates of 32.5% and 32.8% for the same periods in the previous fiscal year, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including our performance, changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate. In addition, possible U.S. Congressional actions regarding the extension of certain tax legislation could impact our full year effective tax rate.
As a result of the factors discussed above, we reported $3.8 billion and $11.6 billion of consolidated income from continuing operations for the three and nine months ended October 31, 2014, respectively, a decrease of $44 million and $381 million, respectively, when compared to the same periods in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.15 and $3.46 for the three and nine months ended October 31, 2014, respectively, an increase compared to EPS of $1.14 for the three months ended October 31, 2013 and a decrease compared to EPS of $3.51 for the nine months ended October 31, 2013. During the fourth quarter of fiscal 2015, Walmart Japan announced it would close approximately 30 underperforming stores. The expected impact to the Company's EPS for these store closures will be approximately $0.03 in the fourth quarter and an additional $0.01 to $0.02 over other future quarters.

Walmart U.S. Segment
Three and nine months ended October 31, 2014 and 2013

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Net sales	$70,025	$67,692	$208,478	$202,973
Percentage change from comparable period	3.4%	2.4%	2.7%	1.6%
Calendar comparable store sales increase (decrease)	0.8%	(0.3)%	0.2%	(0.8)%
Operating income	$4,932	$4,991	$15,159	$15,571
Operating income as a percentage of net sales	7.0%	7.4%	7.3%	7.7%
Unit counts at period end	4,344	4,156	4,344	4,156
Retail square feet at period end	674	655	674	655
Net sales for the Walmart U.S. segment increased 3.4% and 2.7% for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due primarily to year-over-year growth in retail square feet of 2.8%, as well as increases in comparable store sales of 0.8% and 0.2%, which were due to improved ticket, partially offset by lower traffic.
Gross profit rate decreased 22 and 15 basis points for the three and nine months ended October 31, 2014, respectively, compared to the same periods in the previous fiscal year. The decreases in the gross profit rate were due to pharmacy cost inflation and reductions in third-party reimbursement rates. In addition, the segment's continued strategic focus on price investment, as well as merchandise mix also contributed to the decreases in gross profit rate.
Walmart U.S. did not leverage operating expenses for either the three or nine months ended October 31, 2014, as operating expenses as a percentage of segment net sales increased 10 and 23 basis points, respectively, compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily driven by higher health-care expenses from increased enrollment and medical cost inflation. In addition, expenses from severe winter storms contributed to the increase in operating expenses as a percentage of segment net sales for the nine months ended October 31, 2014.

Walmart International Segment
Three and nine months ended October 31, 2014 and 2013

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Net sales	$33,659	$33,109	$99,955	$98,839
Percentage change from comparable period	1.7%	0.2%	1.1%	2.0%
Operating income	$1,430	$1,379	$4,121	$3,921
Operating income as a percentage of net sales	4.2%	4.2%	4.1%	4.0%
Unit counts at period end	6,169	5,950	6,169	5,950
Retail square feet at period end	361	352	361	352
Net sales for the Walmart International segment increased 1.7% and 1.1% for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year net growth in retail square feet of 2.5% and higher e-commerce sales. These increases were partially offset by $0.4 billion and $2.7 billion of negative impact from fluctuations in currency exchange rates for the three and nine months ended October 31, 2014, respectively. In addition, positive comparable sales in certain markets contributed to the increase in net sales for the nine months ended October 31, 2014.
Gross profit rate was relatively flat for the three and nine months ended October 31, 2014, when compared to the same periods in the previous fiscal year. The impact to gross profit rate due to price investment in several markets was offset by changes in the merchandise mix.
Operating expenses, as a percentage of net sales, increased 21 basis points for the three months ended October 31, 2014, when compared to the same period in the previous fiscal year. Walmart International did not leverage operating expenses for the three months ended October 31, 2014, primarily due to lower than anticipated net sales and continued investments in e-commerce and other initiatives. However, Walmart International leveraged operating expenses for the nine months ended October 31, 2014, primarily due to continued focus on expense management.

Sam's Club Segment
Three and nine months ended October 31, 2014 and 2013
We believe the information in the following table under the caption "Excluding Fuel" is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2014	2013	2014	2013
Including Fuel
Net sales	$14,392	$14,075	$43,146	$42,478
Percentage change from comparable period	2.3%	1.1%	1.6%	1.3%
Calendar comparable club sales increase (decrease)	0.5%	0.1%	0.0%	0.3%
Operating income	$493	$440	$1,466	$1,448
Operating income as a percentage of net sales	3.4%	3.1%	3.4%	3.4%
Unit counts at period end	643	630	643	630
Retail square feet at period end	86	84	86	84

Excluding Fuel
Net sales	$12,737	$12,449	$37,986	$37,421
Percentage change from comparable period	2.3%	2.1%	1.5%	1.7%
Operating income	$455	$432	$1,398	$1,435
Operating income as a percentage of net sales	3.6%	3.5%	3.7%	3.8%
Net sales for the Sam's Club segment increased 2.3% and 1.6% for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 2.2%. In addition, for the three months ended October 31, 2014, an increase in comparable club sales of 0.5%, due to higher average ticket and Savings members' traffic, also contributed to the increase in net sales.
Gross profit rate decreased 17 and 24 basis points for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The gross profit rate decreased primarily due to the segment's investment in the Cash Rewards program, changes in merchandise mix, and commodity cost inflation, partially offset by the increased gross profit rate on fuel sales.
Membership and other income increased 9.9% and 10.1% for the three and nine months ended October 31, 2014, respectively, when compared to the same periods in the previous fiscal year. The increase was primarily the result of increased membership upgrades and Plus member renewals for both the three and nine months ended October 31, 2014. The increase for the nine months ended October 31, 2014 was also partially due to the increased membership fees introduced May 15, 2013.
Sam's Club leveraged operating expenses for the three and nine months ended October 31, 2014, as operating expenses as a percentage of segment net sales decreased 30 and 5 basis points, respectively, compared to the same periods in the previous fiscal year. The decreases in operating expenses as a percentage of segment net sales for the three months ended October 31, 2014 were primarily due to lower remodel costs and lower pre-opening expenses from opening fewer clubs this quarter than the comparable quarter in the previous fiscal year. This was partially offset by higher health-care expenses, mostly from increased enrollment and medical cost inflation, which impacted both the three and nine months ended October 31, 2014. In addition, expenses from severe winter storms offset the overall decrease in operating expenses as a percentage of segment net sales for the nine months ended October 31, 2014.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to continue to grow our operations by investing in global expansion activities. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global expansion activities, pay dividends and fund our share repurchases for the foreseeable future.

	Nine Months Ended October 31,
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$15,470	$13,320
Payments for property and equipment	(8,243)	(9,506)
Free cash flow	$7,227	$3,814

Net cash used in investing activities(1)	$(7,157)	$(9,141)
Net cash used in financing activities	(8,858)	(3,036)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $15.5 billion and $13.3 billion for the nine months ended October 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily due to the timing of payments for income taxes and the combination of normal fluctuations in other operating activities.
Cash Equivalents and Working Capital
Cash and cash equivalents were $6.7 billion and $8.7 billion at October 31, 2014 and 2013, respectively. Our working capital deficit was $5.7 billion and $9.9 billion at October 31, 2014 and 2013, respectively. The decrease in our working capital deficit is primarily the result of using less net cash provided by operating activities for share repurchases during the nine months ended October 31, 2014, which allowed us to reduce our short-term borrowings. Also contributing to the decrease were higher inventory levels in each of our segments primarily from lower than anticipated sales and new store growth. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of share repurchases and payments of cash dividends.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through other funding sources (ongoing cash flows generated from operations, external borrowings, or both). Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income is earned (either from operations or through intercompany financing arrangements) and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of October 31, 2014 and January 31, 2014, cash and cash equivalents of approximately $1.8 billion and $1.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities
Net cash used in investing activities was $7.2 billion and $9.1 billion for the nine months ended October 31, 2014 and 2013, respectively, and generally consisted of payments to build new stores, remodel existing stores, expand our e-commerce capabilities and invest in other technologies. Net cash used in investing activities decreased $1.9 billion for the nine months ended October 31, 2014, when compared to the same period in the previous fiscal year, due to the timing of our capital expenditures, as well as proceeds received from the disposal of certain operations described further below. Our plan is for our fiscal 2015 capital expenditures to be similar to actual capital expenditures for fiscal 2014. Therefore, we expect that a greater portion of our capital expenditures will occur in the fourth quarter of fiscal 2015. We are working to significantly increase the number of Neighborhood Markets in the U.S. and accelerate the expansion of our e-commerce capabilities.
As described in Note 10 to our Condensed Consolidated Financial Statements, we completed the sale of the Vips Restaurant Business in Mexico ("Vips") on May 12, 2014. We received $671 million of cash in connection with the Vips sale, which is reflected in cash flows from investing activities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $8.9 billion and $3.0 billion for the nine months ended October 31, 2014 and 2013, respectively, and generally consisted of activity in our short-term borrowings and long-term debt, dividends paid, stock repurchases and transactions with noncontrolling interests. Net cash used in financing activities increased $5.9 billion for the nine months ended October 31, 2014, when compared to the same period in the previous fiscal year, primarily due to the reduction in short-term borrowings and the activity described further below.
Short-term Borrowings
Short-term borrowings decreased $1.8 billion for the nine months ended October 31, 2014, compared to an increase of $6.0 billion for the same period in the previous fiscal year. We generally utilize the liquidity provided by short-term borrowings to provide funding used for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. However, we have made fewer share repurchases this fiscal year, which has allowed us to reduce our short-term borrowings. Additionally, more cash provided from operating activities combined with less cash used for capital expenditures during the nine months ended October 31, 2014, allowed us to minimize our short-term borrowings at October 31, 2014. Our various lines of credit remain mostly unused and continue to provide more than $15.0 billion of additional liquidity, if needed.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2014:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2014	$4,103	$41,771	$45,874
Proceeds from long-term debt	—	5,120	5,120
Repayments of long-term debt	(3,883)	—	(3,883)
Reclassifications of long-term debt	4,324	(4,324)	—
Other	330	(847)	(517)
Balances as of October 31, 2014	$4,874	$41,720	$46,594
The net of proceeds from and repayments of our long-term debt borrowings during the nine months ended October 31, 2014 was $1.2 billion compared to $2.1 billion during the same period in the previous fiscal year. This difference is primarily due to the timing and amounts of issuances and maturities, as well as our desire to maintain an appropriate balance of differing maturities within our debt portfolio.

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
The dividend installments payable on April 1, 2014, June 2, 2014 and September 3, 2014, were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2014, authorization for $10.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total cash paid for share repurchases for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2014	2013
Total number of shares repurchased	13.4	77.9
Average price paid per share	$75.82	$74.54
Total cash paid for share repurchases	$1,015	$5,806

Total cash paid for share repurchases decreased $4.8 billion for the nine months ended October 31, 2014, compared to the same period in the previous fiscal year, due in part to the increased cash used in transactions with noncontrolling interests described further below, as well as the need to fund our accelerated capital expenditures for small formats. In addition, our results of operations influenced our share repurchase activity.

Transactions with Noncontrolling Interests
As described in Note 10 to our Condensed Consolidated Financial Statements, during the nine months ended October 31, 2014, we completed the purchase of substantially all of the remaining noncontrolling interest in Walmart Chile for approximately $1.5 billion. We used existing cash to complete this transaction, which is reflected in cash flows used in financing activities.

Capital Resources
We believe cash flows from continuing operations, our current cash position and access to debt capital markets will continue to be sufficient to meet our anticipated operating cash needs, including seasonal buildups in merchandise inventories, and to fund our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in debt capital markets. At October 31, 2014, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt-to-total capitalization as support for our long-term financing decisions.  For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due within one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus total Walmart shareholders' equity. At October 31, 2014 and 2013, the ratio of our debt-to-total capitalization was 41.3% and 45.7%, respectively. The decrease in our debt-to-total capitalization ratio was primarily due to using less cash for share repurchases, which allowed us to reduce our short-term borrowings, and growth in retained earnings. These impacts were partially offset by additional currency translation losses recorded in accumulated other comprehensive income (loss).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2014 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2014. At October 31, 2014, the fair value of our derivative instruments had decreased approximately $367 million since January 31, 2014, primarily due to maturities and fluctuations in market interest rates during the nine months ended October 31, 2014. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Chile, the United Kingdom, Japan and Mexico were the primary cause of the $1.1 billion net loss for the nine months ended October 31, 2014, in the currency translation and other category of accumulated other comprehensive income (loss).
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
Except for the ongoing implementation and updating of the financial system applications and global shared services functions noted above, there has been no change in the Company's internal control over financial reporting as of October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others–Manchester, United Kingdom Employment Tribunal).
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
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12; Austin v. Walton et al., Circuit Court of Pope County, AR, 5/17/12, removed to USDC Eastern Dist. of AR 9/5/14, transferred to USDC Western Dist. of AR 11/17/14; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Court of Chancery, 4/25/12.

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement.
In February 2014, a division of the Health Department of the City of Vitória notified WMS Supermercados do Brasil Ltda ("Walmart Brazil"), a subsidiary of the Company, that a wastewater leak had been observed in the parking lot of a store. Walmart Brazil immediately took steps to address the situation and is cooperating with the agency to resolve the issue. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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
In January 2011, the Environmental Department of Porto Alegre Municipality formally notified Walmart Brazil of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. Walmart Brazil is cooperating with the agency as well as the District Attorney's Office for the State of Rio Grande do Sul and has filed a mitigation plan to address the situation. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company's financial condition or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2014, authorization for $10.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a settlement date basis, for the three months ended October 31, 2014, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2014	1,110,233	$74.29	1,110,223	$10.3
September 1-30, 2014	—	—	—	10.3
October 1-31, 2014	—	—	—	10.3
Total	1,110,233		1,110,223

Item 5. Other Information
Forward-looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2014 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2015; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I., Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations": a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding growth in the Company’s sales contributing to improving leverage and returns; a statement under the caption "Company Performance Metrics" and under the subcaption "Company Performance Metrics- Leverage" relating to Walmart's objectives of growing operating expenses at a slower rate than net sales and increasing operating income at the same rate as, or at a faster rate than, net sales and the possibility of certain investments by Walmart affecting the attainment of those objectives; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Consolidated Results of Operations" regarding the Company's estimate of the impact to the Company's EPS in connection with the closures of 30 underperforming stores in Japan; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that the Company's sources of liquidity will be adequate to fund its operations, finance its global expansion activities, to pay dividends and to fund share repurchases; statements under the caption "Liquidity and Capital Resources Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash and cash equivalents held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; statements under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Investing Activities" regarding management's plan for the Company's capital expenditures for fiscal year 2015 to be similar to the Company's capital expenditures in fiscal year 2014 and for the greater portion of those capital expenditures to occur in the fourth quarter of fiscal year 2015; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2015; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the sufficiency of cash flows from continuing operations, Walmart's current cash position and its access to the debt capital markets to meet operating cash needs, including to finance seasonal inventory buildups and to fund capital expenditures, dividend payments and share repurchases, management's expectation that Walmart's debt ratings should enable it to refinance existing debt as it matures at favorable rates, and management's expectation for the effect that lower ratings of Walmart's commercial paper and rating series of long- term debt would have on Walmart's access to the commercial paper and long-term debt markets and Walmart's cost of funds; and

•
statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II., Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals.

These statements are identified by the use of the words "anticipate," "are expected," "believe," "could be," "could increase," "could impair," "expect," "expected," "expects," "intend," "is not expected," "may continue to impact," "may fluctuate," "may impact," "may not be," "may result," "objective," "plan," "priority," "should continue," "will be," "will continue," "will contribute," "will have," "will incur," "will occur," "would be" or a variation of one of those words or phrases in those statements or by the use of words or phrases of similar import. These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

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

•	the Company's need to repatriate into the United States the cash held by the Company outside of the United States;

•	customer shopping patterns in particular markets and the resulting mix of merchandise purchased in the Company's various markets and on a consolidated basis;

•	the market prices of gasoline and diesel fuel acquired by the Company for sale to its customers and members;

•	the prices at which the Company can sell gasoline and diesel fuel to its customers and members;

•	the amount of inventory maintained by the Company in its various operations;

•	the amount of capital expenditures made by the Company in a particular period, including the amount of capital expenditures made in the fourth quarter of fiscal year 2015;

•
unanticipated events and occurrences resulting in changes in the Company's plans for the number and types of units to be constructed and opened in future periods or in changes in the Company's plans for investments in its e-commerce operations in future periods;

•
the ability of the Company to reduce its operating, selling, general and administrative expense or maintain the current level of such expenses relating to various aspects of its operations while continuing to grow its net sales;

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

•	availability of necessary utilities for each new, expanded or relocated units;

•	availability of skilled construction labor in markets in which the Company is building or proposes to build new, expanded or relocated units;

•	delays in construction and other delays in the opening of new, expanded or relocated units planned to be opened by certain dates;

•	unanticipated costs associated with the closure of underperforming stores in Walmart Japan;

•	adoption of, expansion to, or changes in tax and other laws and regulations that affect the Company's business, including changes in corporate tax rates;

•	changes in currency control laws;

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

Factors that may affect Walmart's effective income tax rate for fiscal year 2015 are discussed in Part I., Item 2. of this Quarterly Report on Form 10-Q, which is captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Consolidated Results of Operations." Walmart discusses certain of the foregoing matters more fully, as well as certain risk factors that may affect its business operations, financial condition, results of operations and cash flows, in other of Walmart's filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2014. This Quarterly Report on Form 10-Q should be read in conjunction with that Annual Report on Form 10-K and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC through the date of this report. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the expected, forecast or projected consequences for the Company or affect the Company, its operations or its financial performance as the Company has expected, forecasted or projected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: December 1, 2014	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2014	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2014	By:	/s/ Steven P. Whaley
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