Form 10-K
period 2015-01-31
WAL MART STORES INC
filed 2015-04-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2015, or

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
Yes  ☐    No  ☒
As of July 31, 2014, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2014, was $116,140,698,613. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 3,226,062,652 shares of common stock outstanding as of March 30, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Annual Report to Shareholders for the Fiscal Year Ended January 31, 2015 (the "Annual Report to Shareholders") included as Exhibit 13 to this Form 10-K	Parts I and II

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2015 (the "Proxy Statement")	Part III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is hereinafter referred to as "we," "Walmart" or the "Company") has previously filed with or furnished to, or that we may subsequently file with or furnish to, the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, may include or incorporate, or may incorporate by reference, certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the "Act"), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Act.
Forward-looking Statements
The forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K and that are or may be included or incorporated by reference in those reports, statements, information and announcements address our future economic performance, activities, events or developments that we expect or anticipate will or may occur in the future, including or relating, but not limited to, our forecasts of or expectations for various results, amounts, items and matters in or for future periods or at or by certain dates in the future, including:

•	our results of operations and certain financial results for certain periods;

•	our earnings per share for certain periods;

•	the comparable store sales or comparable club sales of one of our operating segments or operations in a particular country for a period;

•	our effective tax rate for a fiscal year or fiscal quarter;

•	our total revenue, our consolidated net sales or our membership and other income;

•	the net sales of one or more of our operating segments or the membership and other income of our Sam's Club segment;

•	the period-over-period growth in the net sales of the Company, an operating segment or particular operations;

•	the period-over-period change in particular financial items or financial measures or metrics;

•	the effect of external factors on particular aspects of our financial performance;

•	our expenses in various categories or for particular items or relating to particular occurrences;

•	achievement of certain financial goals or plans;

•	our investment in particular initiatives and categories;

•	the amount, nature and allocation of future capital expenditures;

•	the amount of the dividends we pay on our stock and the timing of those payments;

•	our capital structure;

•
the expansion and growth of our business, including the opening of certain numbers of additional stores, clubs and other facilities in the United States and additional units in the other countries in which we operate within a particular period, including openings of units of a particular format;

•
the increase in our retail square footage on a consolidated basis and in our various operating segments and in countries in which we operate and the conversion of discount stores into supercenters, relocations of existing units, remodeling of or special projects at existing units;

•	the consummation of the acquisition of entities, assets or operations, the timing of the consummation of such acquisitions and the effects of such acquisitions on our results of operations;

•	our plans for integrating newly acquired operations into our existing operations;

•	our business strategy, business plans, pricing strategy, financing strategy and plans for various initiatives within the Company or a particular reportable segment of the Company's operations;

•	our cost of goods;

•	our inventory levels and changes in those levels;

•	the success of various operating initiatives;

•	plans for various initiatives within the Company;

•	changes in our operations, including the mix of merchandise sold globally, in the United States, internationally or in certain of the markets in which we operate;

•	changes in expected sales of certain categories of products;

•	our plans for leveraging best practices, lessons from multiple formats and global sourcing practices;

•	our liquidity and plans for accessing and ability to access the capital markets;

•	our need and ability to repatriate cash held offshore of the United States and the tax effect of any such repatriation;

•
the outcome of litigation and other legal proceedings to which we are subject and the costs we may incur in connection therewith and whether the outcome of litigation will have a material effect on our financial condition, results of operation or liquidity;

•
our objectives and plans for our business and operations, including the business and operations of any of our reportable segments and our e-commerce and mobile commerce operations globally and within one of our reportable segments; and

•	other similar matters and the assumptions underlying or relating to any such statement.

Such forward-looking statements include statements made in Part I, Item 3. "Legal Proceedings" in this Annual Report on Form 10-K as to our belief that the possible loss or range of any possible loss that may be incurred in connection with certain legal proceedings will not be material to our financial condition, results of operations, or liquidity.
Forward-looking statements are often identified by the use of words or phrases such as "anticipate," "believe," "could occur," "could result," "continue," "estimate," "expect," "forecast," "guidance," "plan," "projected," "projections," "will be," "will continue," "will change," "will decrease," "will have," "will increase," "will remain" and "will result" or words or other phrases commencing with the word "will," or words or phrases that are variations of or that use such words or phrases and other similar words and phrases that denote anticipated or expected occurrences or results.
Risks Factors and Uncertainties Affecting Our Business
Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, which are outside of our control. One, or a combination, of these risks, factors and uncertainties could materially affect any of those matters as to which we have made forward-looking statements, including our results of operations, our earnings per share, our consolidated or one or more of our reportable segments' net sales, the comparable store sales or comparable club sales of one or more of our reportable segments, our effective tax rate for any period, our business operations or our business strategy, plans, goals or objectives. These factors include, but are not limited to:

•
economic, geo-political, capital markets and business conditions, trends and events globally and in the markets in which we operate, including changes in the economic conditions, economic instability and unemployment and underemployment levels globally and in one or more of the markets in which we operate;

•
monetary policies of the United States government, the Board of Governors of the Federal Reserve System, other governments or central banks, economic crises, including sovereign debt crises, and disruptions in the financial markets;

•	governmental budget deficits;

•	inflation and deflation, generally and in certain product categories;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels and demand for certain merchandise;

•	customer traffic and average ticket in our stores and clubs and on our retail websites;

•	the mix of merchandise we sell globally or in one or more of the markets in which we operate;

•	consumer acceptance of our stores and clubs, e-commerce websites, mobile apps, initiatives, programs and merchandise offerings globally or in one or more of the markets in which we operate;

•
the availability of attractive opportunities for investment in retail operations in the markets in which we currently operate and in new markets and for investment in e-commerce acquisitions and initiatives;

•	the timing of consumers' receipt of tax refund checks;

•	changes in the amount of payments made under and the eligibility requirements of public assistance plans;

•	commodity prices, including the prices of crude oil, natural gas, refined petroleum products and electricity;

•
our historical financial performance, including our U.S. and Walmart International cash flows, for one or more periods or historical financial position as of one or more dates completed or occurring after the date the pertinent forward-looking statement is made;

•	the cost of the goods we sell;

•	competitive initiatives of other retailers and other competitive pressures;

•	the entry of new competitors in our markets;

•	the seasonality of our business, seasonal buying patterns in the United States and our other markets;

•	unanticipated store or club closures;

•	the size of and turnover in our hourly workforce in the United States and in the other markets in which we operate;

•	labor costs, including health-care and other benefit costs, globally or in one or more of the markets in which we operate;

•	the level of participation by our associates in the health-care plans we offer to our associates;

•	market costs of medical care and other essential services;

•	transportation costs;

•	the selling prices of gasoline and diesel fuel;

•	casualty- and accident-related costs;

•	our casualty and other insurance costs;

•	information security costs and any costs and liabilities we would incur were a successful cyber attack on our information systems to occur;

•	availability and the cost of acceptable building sites for new and relocated stores, clubs and other facilities;

•
availability of qualified labor pools in the specific markets in which we operate, including the availability of persons with the skills and abilities necessary to meet Walmart's needs for managing and staffing its new and relocated units and conducting their operations and to meet seasonal associate hiring needs;

•
real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that may prevent Walmart from building, or that impose limitations on Walmart's ability to build, new units in certain locations or relocate or expand existing units;

•	availability of necessary utilities for new or expanded units;

•
availability of skilled labor and labor, material and other construction costs in areas in which new or relocated units are proposed to be constructed or existing units are proposed to be expanded or remodeled;

•
weather conditions, patterns and events, climate change, catastrophic events and disasters, public health emergencies, civil disturbances and terrorist attacks and any consequent or related damage to our stores, clubs, distribution centers and other facilities and store closings and other limitations on our customers' access to our stores and clubs resulting from such events;

•	disruption in the availability of our e-commerce websites and mobile commerce applications;

•	cyberattacks on our information systems, including any of those used to operate our e-commerce websites;

•	disruption in our supply chain, including of the availability and transport of goods from domestic and foreign suppliers to our stores and other facilities;

•	trade restrictions and changes in tariff and freight rates;

•	adoption of or changes in tax, labor and other laws and regulations that affect our business, including changes in corporate and personal tax rates and the imposition of new taxes and surcharges;

•	costs of compliance with laws and regulations;

•	the mix of our earnings from our United States and foreign operations;

•
changes in our assessment of certain tax contingencies, increases or decreases in valuation allowances, outcome of administrative audits, the impact of discrete items on our effective tax rate and the resolution of other tax matters;

•	developments in and the outcome of legal and regulatory proceedings to which we are a party or are subject and the expenses associated therewith;

•	the requirements for expenditures in connection with FCPA-related matters, including enhancements to Walmart's compliance program and ongoing investigations;

•	changes in the rating of any of our indebtedness;

•	currency exchange rate fluctuations and volatility;

•	the amount of our net sales for a period denominated in particular currencies other than the U.S. dollar;

•	fluctuations in market rates of interest;

•	other conditions and events affecting financial and capital markets globally or in one or more of the markets in which we operate;

•	unanticipated changes in generally accepted accounting principles or in the interpretations or applicability thereof;

•	unanticipated changes in accounting estimates and judgments; and

•	unanticipated restructurings and the related expenses.
Moreover, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of the seasonal buying patterns. Those buying patterns are difficult to forecast with certainty and can be affected by many factors.

Other Risk Factors; No Duty to Update
The foregoing list of factors that may affect the results, items and other matters that are the subject of the forecasts and expectations discussed in or implied or contemplated by forward-looking statements we make or that are made on our behalf is not exclusive, and other factors and unanticipated events could adversely affect our business operations and financial performance. Our business operations, results of operations, financial condition and liquidity are subject to other risk factors and uncertainties, which we discuss below under the caption "Item 1A. Risk Factors," and may discuss in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q. In addition, from time to time, we may disclose additional risk factors and other risks in our Quarterly Reports on Form 10-Q and disclose other risks in other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements.
Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate and assumptions that we believe to be reasonable at the time such forward-looking statements are made. However, as a consequence of the factors described above, the other risks, uncertainties and factors we disclose below and in the other reports mentioned above, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by such forward-looking statements. Consequently, this cautionary statement qualifies all of the forward-looking statements we make or that are made on our behalf, including those made herein and that are incorporated by reference herein. We cannot assure the reader that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
PART I

ITEM 1.	BUSINESS
General
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping. Physical retail encompasses our brick and mortar presence in each market where we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve nearly 260 million customers who visit our over 11,000 stores under 72 banners in 27 countries and e-commerce websites in 11 countries.
Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. Leading on price is designed to earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so those cost savings can be passed along to our customers. Our digital and physical presence provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our discussion is as of and for the fiscal years ended January 31, 2015 ("fiscal 2015"), January 31, 2014 ("fiscal 2014") and January 31, 2013 ("fiscal 2013"). During fiscal 2015, we generated total revenues of $485.7 billion, which was primarily comprised of net sales of $482.2 billion.
We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1983, we opened our first three Sam's Clubs, and in 1988, we opened our first supercenter. In 1998, we opened our first Neighborhood Market.
In 1991, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has continued to expand and as of January 31, 2015, our Walmart International segment conducted business in 26 countries.
In 2000, we began our first digital initiative by creating the walmart.com retail website. Since then, our digital presence has continued to grow and as of January 31, 2015, we operated e-commerce websites in 11 countries, providing access to Walmart and our various brands around the world.

Information About Our Segments
The Company is engaged in the operation of retail, wholesale and other units located throughout the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
Walmart U.S. is our largest segment and operates retail stores in all 50 states in the U.S., Washington D.C. and Puerto Rico, with three primary store formats, as well as digital retail. Walmart U.S. generated approximately 60% of our net sales in fiscal 2015, and of our three segments, Walmart U.S. is the largest and has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Walmart International consists of operations in 26 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, restaurants, apparel stores, drug stores and convenience stores, as well as digital retail. Walmart International generated approximately 28% of our fiscal 2015 net sales. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units.
Sam's Club consists of membership-only warehouse clubs and operates in 48 states in the U.S. and in Puerto Rico, as well as digital retail. Sam's Club accounted for approximately 12% of our fiscal 2015 net sales. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. As a result, Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
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
Walmart U.S. Segment
The Walmart U.S. segment is a mass merchandiser of consumer products, operating under the "Walmart" or "Wal-Mart" brands, as well as walmart.com. The Walmart U.S. segment had net sales of $288.0 billion, $279.4 billion and $274.4 billion for fiscal 2015, 2014 and 2013, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
Physical. The Walmart U.S. segment operates retail stores in the U.S., including in all 50 states, Washington D.C. and Puerto Rico, with supercenters in 49 states, Washington D.C. and Puerto Rico, discount stores in 42 states and Puerto Rico and Neighborhood Markets and other small store formats in 31 states and Puerto Rico. The following table provides square footage details on each of our formats as of January 31, 2015:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	219,000	105,000
Neighborhood Markets and other small formats(1) (grocery)	1,000	66,000	37,000

(1)	Other small formats include various test formats used to understand market demands and needs. Traditional Neighborhood Markets average 42,000 square feet.

WALMART U.S. SEGMENT
RETAIL UNIT COUNT AND RETAIL SQUARE FEET(1)

	Supercenters					Discount Stores
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet	Opened	Closed	Conversions(2)	Total	Square Feet
Balance forward				2,755	510,757				810	87,721
2011	50	—	102	2,907	534,577	—	—	(102)	708	75,116
2012	43	—	79	3,029	552,237	—	—	(79)	629	66,402
2013	55	—	74	3,158	570,409	7	(1)	(74)	561	59,098
2014	72	—	58	3,288	589,858	4	—	(57)	508	53,496
2015	79	—	40	3,407	607,415	2	—	(40)	470	49,327

	Neighborhood Markets and Other Small Formats						Total Segment
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet		Opened(3)	Closed	Total	Square Feet
Balance forward				190	7,374				3,755	605,852
2011	2	(3)	—	189	7,374		52	(3)	3,804	617,067
2012	27	(6)	—	210	8,047		70	(6)	3,868	626,686
2013	79	(3)	—	286	11,226		141	(4)	4,005	640,733
2014	122	—	(1)	407	15,778		198	—	4,203	659,132
2015	235	(3)	—	639	23,370		316	(3)	4,516	680,112

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	Conversions of discount stores or Neighborhood Markets to supercenters.

(3)	Total opened, net of conversions of discount stores or Neighborhood Markets to supercenters.

Digital. Access to a broad assortment of merchandise, including products not found in our physical stores, and services are available to our customers through our e-commerce websites and mobile commerce applications. Walmart.com experiences on average 60 million unique visits a month and offers access to approximately 8 million SKUs. Digital retail is integrated with our physical stores through services like "Walmart Pickup" and "Pickup Today." The Walmart U.S. segment also offers digital services like Vudu and InstaWatch.
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

•	Health and wellness includes pharmacy, optical services, over-the-counter drugs and clinical services;

•	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service, movies, music, video games and books;

•	Hardlines consist of stationery, automotive, hardware and paint, sporting goods, fabrics and crafts and seasonal merchandise;

•	Apparel includes apparel for women, girls, men, boys and infants, as well as shoes, jewelry and accessories; and

•	Home includes home furnishings, housewares and small appliances, bedding, home décor, outdoor living and horticulture.
The Walmart U.S. segment also offers financial services and related products, including money orders, prepaid cards, wire transfers, money transfers, check cashing and bill payment. These services total less than 1% of annual net sales.
Nationally advertised merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands, including: "Equate," "Everstart," "Faded Glory," "George," "Great Value," "Hometrends," "Mainstays," "Marketside," "No Boundaries," "Ol' Roy," "Ozark Trail," "Parent's Choice," "Price First," "Prima Della," "Sam's Choice," "Spring Valley" and "White Stag." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Danskin Now," "Farberware," "General Electric," "OP," "Rival," "Russell," "Starter," "Straight Talk" and "Wild Oats."
The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows for fiscal 2015, 2014 and 2013:

	Fiscal Years Ended January 31,
STRATEGIC MERCHANDISE UNITS	2015	2014	2013
Grocery	56%	56%	55%
Health and wellness	11%	10%	11%
Entertainment	10%	11%	11%
Hardlines	9%	9%	9%
Apparel	7%	7%	7%
Home	7%	7%	7%
Total	100%	100%	100%
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous period's presentation is adjusted to maintain comparability.
Operations. Hours of operation for nearly all supercenters, and an increasing number of discount stores and Neighborhood Markets, are 24 hours each day. A variety of payment methods are accepted at our stores and through our e-commerce websites and mobile commerce applications.
Seasonal Aspects of Operations. The Walmart U.S. segment's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.

Competition. The Walmart U.S. segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, dollar, drug, variety and specialty stores, supercenter-type stores, hypermarkets, e-commerce and catalog businesses. We also compete with others for desirable sites for new or relocated retail units.
Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•
EDLP: our commitment to price leadership and our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	EDLC: everyday low cost is our commitment to control expenses so those cost savings can be passed along to our customers;

•	Rollbacks: our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Savings Catcher, Save Even More and Ad Match: strategies to meet or be below a competitor's advertised price;

•	Walmart Pickup: place your order online and pick it up for free from a store. The merchandise is delivered through our distribution facilities;

•	Pickup Today: place your order online and you pick-up at a store within 4 hours for free. The order is fulfilled through existing store inventory; and

•
Money Back Guarantee: our commitment to ensure the quality and freshness of the fruits and vegetables in our stores by offering our customers a 100 percent money-back guarantee if they are not satisfied.

We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience.
Distribution. For fiscal 2015, approximately 80% of the Walmart U.S. segment's purchases of merchandise were shipped through our 134 distribution facilities, which are located strategically throughout the U.S. The remaining merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet. However, we contract with common carriers to transport the majority of our perishable grocery merchandise.
The following table provides further details of our distribution facilities, including return facilities and eleven e-commerce dedicated fulfillment centers, as of January 31, 2015:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
Walmart U.S. distribution facilities	102	2	6	24	134

Walmart International Segment
The Walmart International segment consists of operations in 26 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, restaurants, apparel stores, drug stores and convenience stores, as well as digital retail. The segment's net sales for fiscal 2015, 2014 and 2013, were $136.2 billion, $136.5 billion and $134.7 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
Physical. Our Walmart International segment is comprised of physical stores operated by: our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa (which includes Botswana, Ghana, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), China and Mexico; and our joint ventures and other controlled subsidiaries in China.
Generally, retail units range in size from 4,000 square feet to 250,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, which includes restaurants, drugstores and convenience stores operating under various banners in Brazil, Chile, Japan, Mexico and the United Kingdom, range in size up to 4,200 square feet. Also, on a limited basis, our Walmart International segment operates banks that provide consumer financing programs.
WALMART INTERNATIONAL SEGMENT
UNIT COUNT(1) AND RETAIL SQUARE FEET(2)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	—	—	43	5,185	434	28,695	317	40,225	519	8,441	252	10,437
2011	—	—	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115
2012	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785
2013	377	19,775	94	7,531	558	32,494	379	48,354	642	9,873	329	12,671
2014	379	20,513	104	8,062	556	32,501	389	49,914	661	10,427	380	13,697
2015	396	21,223	105	8,119	557	33,028	394	50,927	690	11,094	404	14,762

	China		India		Japan		Mexico(3)		United Kingdom		Total Segment
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	279	49,401	1	50	414	24,292	1,109	66,504	371	30,053	3,739	263,283
2011	328	56,317	5	270	414	24,513	1,364	73,620	385	31,009	4,191	284,071
2012	370	62,124	15	826	419	24,521	1,724	82,611	541	33,765	5,287	326,245
2013	393	65,801	20	1,083	438	24,448	1,988	88,833	565	34,810	5,783	345,673
2014	405	67,205	20	1,083	438	24,489	2,199	94,900	576	35,416	6,107	358,207
2015	411	68,269	20	1,083	431	24,429	2,290	98,419	592	36,277	6,290	367,630

(1)
"Unit Count" includes retail stores, wholesale clubs and other, which includes restaurants, drugstores and convenience stores. Walmart International unit counts, with the exception of Canada, are stated as of December 31, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31. For the balance forward, all country balances are stated as of January 31, 2010.

(2)	"Square Feet" columns are reported in thousands.

(3)	All periods presented exclude units and square feet for the Vips restaurant business. The Company completed the sale of the Vips restaurant business in fiscal 2015.

Unit counts(1) as of January 31, 2015 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	302	94	—	396
Argentina	105	—	—	105
Brazil	468	76	13	557
Canada	394	—	—	394
Central America(4)	689	1	—	690
Chile	377	3	24	404
China	400	11	—	411
India	—	20	—	20
Japan	372	—	59	431
Mexico	2,120	160	10	2,290
United Kingdom	589	—	3	592
Total	5,816	365	109	6,290

(1)
Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2014, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31, 2015.

(2)	"Other" includes restaurants, drug stores, convenience stores and banks operating under varying banners.

(3)
Africa unit counts by country are Botswana (11), Ghana (1), Lesotho (3), Malawi (2), Mozambique (5), Namibia (4), Nigeria (6), South Africa (360), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (1).

(4)	Central America unit counts by country are Costa Rica (217), El Salvador (89), Guatemala (217), Honduras (81) and Nicaragua (86).
Digital. The Walmart International segment operates e-commerce websites in 10 countries (Argentina, Brazil, Canada, Chile, China, India, Japan, Mexico, South Africa and the United Kingdom). Customers have access through our e-commerce websites and mobile commerce applications to a broad assortment of merchandise and services, both of which vary by country. Digital retail supports our physical stores with capabilities like "Click & Collect" in the United Kingdom and our grocery home delivery business in Mexico.
Merchandise. The merchandising strategy for the Walmart International segment is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, lower priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Hometrends," "Mainstays," "Ol' Roy" and "Parent’s Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Chosen by You," "Extra Special" and "Smart Price." In addition, we have developed relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Operations. The hours of operation for operating units in the Walmart International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. Each country accepts a variety of payment methods.
Seasonal Aspects of Operations. The Walmart International segment's business is seasonal to a certain extent. Historically, the segment's highest sales volume and operating income have occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns.
Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, hypermarkets, wholesale clubs, home improvement, specialty electronic, e-commerce and catalog businesses in each of the markets in which we operate. We also operate some restaurants and, on a limited basis, consumer finance operations. We compete with others for desirable sites. Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping determines, to a large extent, our competitive position in the markets in which Walmart International operates. We believe EDLP is the right business model for our customers and for all of our markets and we are in the midst of a multi-year plan to transition all of our markets to EDLP. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate.

Distribution. We utilize a total of 156 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, Japan, Mexico, South Africa and the United Kingdom. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2015, approximately 80% of the Walmart International segment's purchases passed through these distribution facilities. Suppliers ship the balance of the Walmart International segment's purchases directly to our stores in the various markets in which we operate. The following table provides further details of our international distribution facilities as of January 31, 2015:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
International distribution facilities	41	11	70	34	156

Sam's Club Segment
The Sam's Club segment operates membership-only warehouse clubs, as well as samsclub.com, in the U.S. and had net sales of $58.0 billion, $57.2 billion and $56.4 billion for fiscal 2015, 2014 and 2013, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.
Membership. The following membership options are available to business owners and individual consumers:

Membership Type
	Business Plus	Savings Plus	Business	Savings
Member Type	Business Owner	Individual	Business Owner	Individual
Annual Membership Fee	$100	$100	$45	$45
Number of Add-on Memberships ($45 each)	Up to 16	—	Up to 8	—
Eligible for Cash Rewards	Yes	Yes	No	No
All memberships include a spouse/household card at no additional cost. Plus Members are eligible for Cash Rewards, which is a new benefit that provides $10 for every $500 in qualifying Sam's Club purchases up to a $500 cash reward annually. The amount earned can be used for purchases, membership fees or redeemed for cash.
Physical. As a membership-only warehouse club, Sam's Club facility sizes generally range between 71,000 and 190,000 square feet, with an average size of approximately 134,000 square feet.
SAM'S CLUB SEGMENT
CLUB COUNT AND RETAIL SQUARE FEET(1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance forward			605	80,539
2011	4	—	609	81,202
2012	3	(1)	611	81,586
2013	9	—	620	82,653
2014	12	—	632	84,382
2015	16	(1)	647	86,510

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

Digital. Sam's Club provides its members access to a broad assortment of merchandise and services online at www.samsclub.com. Digital retail supports our clubs and members through services such as "Club Pickup" (formerly "Click'N'Pull").
Merchandise. Sam's Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label items such as "Member's Mark" and its own proprietary brands, "Daily Chef" and "Simply Right," in five merchandise categories, listed below.

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

The Sam's Club segment also offers small business services and related products, including affordable health care plans through the Aetna Marketplace for Sam’s Club, legal solutions from LegalZoom, as well as payroll services, merchant payment processing, and travel booking provided by third-parties.

The percentage of net sales for the Sam's Club segment, including online sales, by merchandise category, was as follows for fiscal 2015, 2014 and 2013:

	Fiscal Years Ended January 31,
MERCHANDISE CATEGORY	2015	2014	2013
Grocery and consumables	57%	56%	55%
Fuel and other categories	23%	23%	24%
Home and apparel	8%	8%	8%
Technology, office and entertainment	7%	8%	8%
Health and wellness	5%	5%	5%
Total	100%	100%	100%
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer Business Members and Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted at our clubs and online, including the Sam's Club cash-back MasterCard.
Seasonal Aspects of Operations. The Sam's Club segment's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other membership-only warehouse clubs, the largest of which are Costco Wholesale and BJ's Wholesale Club, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, e-commerce and catalog businesses. Sam's Club also competes with other retailers and warehouse clubs for desirable new club sites. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Savings and Business members. Our strategy allows us to differentiate ourselves within the membership-only warehouse club industry and the overall retail industry.
Distribution. During fiscal 2015, approximately 66% of the Sam's Club segment's non-fuel purchases were shipped from the Sam's Club segment's 24 dedicated distribution facilities located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the balance of the Sam's Club segment's purchases directly to Sam's Club locations. The table below provides further details of our dedicated distribution facilities as of January 31, 2015.

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
Sam's Club distribution facilities	3	3	2	16	24
The principal focus of Sam's Club's distribution operations is on cross-docking merchandise, while stored inventory is minimized. Cross-docking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a cross-dock facility, and sometimes less than an hour.
Sam's Club uses a combination of a private truck fleet, as well as common carriers, to transport non-perishable merchandise from distribution facilities to clubs. The segment contracts with common carriers to transport perishable grocery merchandise from distribution facilities to clubs.

Other Segment Information
Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2015 ("Annual Report to Shareholders") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference. Note 14 also includes information regarding total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations. Portions of the Annual Report to Shareholders are included as Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein as expressly provided herein.
Employees
As of the end of fiscal 2015, the Company and its subsidiaries employed approximately 2.2 million employees ("associates") worldwide, with nearly 1.4 million associates in the U.S. and 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and a large number of associates turn over each year. We believe our relationships with our associates are good.
On February 19, 2015, the Company announced a significant initiative on pay and training for U.S. associates. Approximately 500,000 full-time and part-time associates at Walmart U.S. stores and Sam's Clubs will receive pay raises in the first half of fiscal 2016. Also included in the announcement were comprehensive changes to our hiring, training, compensation and scheduling programs, as well as to our store management structure. These changes will give our U.S. associates the opportunity to earn higher pay and advance in their careers.
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

Name	Business Experience	Current Position Held Since	Age
Neil M. Ashe	Executive Vice President, President and Chief Executive Officer, Global eCommerce, beginning in January 2012. From April 2011 to July 2011, he served as Special Advisor to the Chief Executive Officer of CBS Corporation, a mass media company. From July 2008 to April 2011, he served as President of CBS Interactive, Inc., an Internet content publisher.	2012	47

Daniel J. Bartlett	Executive Vice President, Corporate Affairs, beginning in June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	43

Rosalind G. Brewer	Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 1, 2012. From February 2011 to January 2012, she served as Executive Vice President and President of the East business unit of Walmart U.S. From February 2010 to January 2011, she served as Executive Vice President and President of the South business unit of Walmart U.S. From March 2007 to January 2010, she served as Divisional Senior Vice President of Walmart U.S., responsible for operations in the Southeast.	2012	52

M. Susan Chambers	Executive Vice President, Global People.	2006	57

David Cheesewright	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 1, 2014. From September 2011 to January 2014, he served as President and Chief Executive Officer for Walmart International's Europe, Middle East and Africa (EMEA) and Canada region. From February 2008 to September 2011, he served as President and Chief Executive Officer of Walmart Canada.	2014	52

Gregory Foran	Executive Vice President, President and Chief Executive Officer, Walmart U.S. beginning in August 2014. From May 2014 to August 2014, he served as President and Chief Executive Officer for the Walmart Asia region. From March 2012 to May 2014, he served as President and Chief Executive Officer of Walmart China. From October 2011 to March 2012, he served as Senior Vice President responsible for various international projects. From 2009 until July 2011, he served as Director of Supermarkets, Liquor and Petrol at Woolworths Limited, the largest retailer in Australia and New Zealand.	2014	53

Rollin L. Ford	Executive Vice President and Chief Administrative Officer, effective February 1, 2012. From May 2006 to January 2012, he served as Executive Vice President, Chief Information Officer.	2012	52

Jeffrey J. Gearhart	Executive Vice President, Global Governance and Corporate Secretary, effective February 1, 2013. From July 2010 to January 2013, he served as Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel.	2013	50

Charles M. Holley, Jr.	Executive Vice President and Chief Financial Officer. From January 2007 to November 2010, he served as Executive Vice President, Finance and Treasurer.	2010	58

C. Douglas McMillon	President and Chief Executive Officer, effective February 1, 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	48

Steven P. Whaley	Senior Vice President and Controller.	2007	55

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
The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Global and Domestic Economic Risks and Consumer Demand Risks
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
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
We may not timely identify or effectively respond to consumer trends or preferences, whether involving physical retail, digital retail or a combination of both retail offerings, which could negatively affect our relationship with our customers, the demand for our products and services, and our market share.
It is difficult to predict consistently and successfully the products and services our customers will demand. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment, whether for customers purchasing products at our stores and clubs, through our digital retail businesses or through the combination of both retail offerings. A critical piece of identifying consumer preferences involves price transparency, assortment of products, customer experience and convenience. These factors are of primary importance to customers and they continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products online, at physical locations or through a combination of both retail offerings. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including the key factors described above) and spending patterns, whether for our physical retail offerings, digital retail offerings or a combination of these retail offerings, could negatively affect our relationship with our customers, the demand for our products and services and our market share.
Fluctuations in foreign exchange rates may adversely affect our financial performance and our reported results of operations.
Our operations in countries other than the U.S. are conducted primarily in the local currencies of those countries. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. As a result of such translations, future fluctuations in currency exchange rate over time that are unfavorable to us may result in our consolidated financial statements reflecting significant adverse period-over-period changes in our financial performance. Such unfavorable currency exchange rate fluctuations will adversely affect the reported performance of our Walmart International operating segment and have a corresponding adverse affect on our reported consolidated results of operations.
We may pay for products we purchase for sale in our stores and clubs around the world with a currency other than the local currency of the country in which the goods will be sold. When we must acquire the currency to pay for such products and the exchange rates for the payment currency fluctuate in a manner unfavorable to us, our cost of goods sold may increase and we may be unable or unwilling to change the prices at which we sell those goods to address that increase in our costs. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Capital Investment and Information Systems Risks

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
Competitive and Reputational Risks
Our failure to attract and retain qualified associates, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.
Our ability to continue to expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected. The wage increases for over 500,000 associates in our operations in the U.S. and investment in other initiatives for our associates in the U.S. that we announced in February 2015 will increase our wage and other labor expenses significantly. If the combined impact of the increase in our gross profit and decrease in certain operating expenses in fiscal 2015 and thereafter does not offset the additional wage expense, our consolidated operating income and our consolidated income from continuing operations could be less than our consolidated operating income and consolidated income from continuing operations for recent fiscal years. In addition, if our costs of labor or related costs increase significantly for other reasons or if new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented, our financial performance could be materially adversely affected.
We face strong competition from other retailers and wholesale club operators (whether through physical retail, digital retail or through a combination of both areas), which could materially adversely affect our financial performance.
The retail business is highly competitive. Each of our segments competes for customers, employees, store sites, products and services and in other important aspects of its business with many other local, regional, national and global retailers, as well as other national and international internet-based retailers. Our Walmart U.S. segment competes with retailers operating discount, department, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as e-commerce and catalog businesses. Our Sam's Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as internet-based retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, e-commerce and catalog businesses. Such retailers, wholesale club operators and e-commerce retailers compete in a variety of ways, including the prices at which we sell our merchandise, the merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our e-commerce websites and mobile commerce applications, speed of and options for delivery to our customers of the merchandise they purchase from us online and the integration of our physical locations with our digital retail operations. Where necessary, to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. Our ability to respond effectively to competitive pressures and changes in the retail markets could materially adversely affect our financial performance. See "Item 1. Business" above for additional discussion of our competitive situation in each of our reportable segments.
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
Many of our customers shop with us over our e-commerce websites and mobile commerce applications, including walmart.com and samsclub.com, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media to interact with our customers and as a means to enhance their shopping experience. As a part of our multi-channel sales strategy, we offer "Walmart Pickup" and "Club Pickup" programs under which many products available for purchase online can be shipped to and picked up by the customer at his or her local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Multi-channel retailing is a rapidly evolving part of the retail industry and of our operations in the U.S. and in a number of markets in which our Walmart International segment operates. Any failure on our part to provide attractive, user-friendly e-commerce platforms that offer a wide assortment of merchandise at competitive prices and with rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online merchandising and related technology could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Data and Privacy Risks
Any failure to maintain the security of the information relating to our company, customers, associates and vendors that we hold, whether as a result of cybersecurity attacks on our information systems or otherwise, could damage our reputation with customers, associates, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation, and could materially adversely affect our operating results.
As do most retailers, we receive and store in our digital information systems certain personal information about our customers, and we receive and store personal information concerning our associates and vendors. We also utilize third-party service providers for a variety of reasons, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. In addition, our online operations at www.walmart.com, www.samsclub.com and our websites in certain of our foreign markets depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in our information systems. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information and have security processes, protocols and standards that are applicable to our third-party service providers to protect information from our systems to which they have access to under their engagements with us.
As a result of these measures and our monitoring processes and procedures, we believe that past attempts by computer hackers, cyber terrorists and others to gain access to the information stored on our information systems have been unsuccessful. However, we or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third-party service providers information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of customers, associates and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Moreover, associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers information systems (whether digital or otherwise).
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
In addition, such events could materially adversely affect our reputation with our customers, associates, vendors and shareholders, as well as our operations, results of operations, financial condition and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation against us or the imposition of penalties or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our digital retail operations.

As a retailer who accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with the American National Standards Institute encryption standards and payment network security operating guidelines. Even though we comply with these guidelines and standards and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyberattacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.
Supply Chain and Third-Party Risks
Risks associated with the suppliers from whom our products are sourced and the safety of those products could materially adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor, safety and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the U.S., currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the U.S.'s foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.
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
Legal, Regulatory and Other External Risks
Our Walmart International operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our business or financial performance.
We are currently engaged in the operation of retail through our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa, Central America, China and Mexico; and our joint ventures and other controlled subsidiaries in China. During fiscal 2015, our Walmart International operations generated approximately 28% of our consolidated net sales. As a result of our expansion activities in countries outside the U.S., we expect that our Walmart International operations could account for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.
In particular, Brazilian federal, state and local laws are complex and subject to varying interpretations. Although the Company believes it complies with those laws, the Company's subsidiaries in Brazil are party to a large number of labor claims and non-income tax assessments, which have arisen during the normal course of business in Brazil. These matters are subject to inherent uncertainties and if decided adversely to the Company, could adversely affect our financial performance.
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
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as Superstorm Sandy in the U.S. in 2012, or numerous winter storm systems in the U.S. in 2013, 2014 and 2015, and could adversely affect our financial performance.
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
We are subject to certain legal proceedings that may materially adversely affect our results of operations, financial condition and liquidity.
We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. We are currently a defendant in a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws, as well as a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state consumer laws. In addition, ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, has been named as a defendant in over 4,000 "equal value" claims that are pending in the Manchester Employment Tribunal (the "Employment Tribunal") in the United Kingdom. The claimants, who are current and former ASDA store employees, allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouses and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. The claimants are seeking: (i) back pay consisting of the difference between the wage rate paid in the stores and the rate paid in the warehouses and distribution facilities for the period of their employment up to a maximum of six years under the statute of limitations; and (ii) an increase in the store rate prospectively, to match that paid in the warehouses and the distribution facilities. On January 30, 2015, the Employment Tribunal held a case management conference in order to set a schedule for addressing jurisdictional challenges and other issues involved in the first phase of the litigation. At this time, it is undetermined: (i) how many of these claims may ultimately be filed; or (ii) whether the Employment Tribunal will decide to hear each claim individually or to consolidate them into groups of similar claims and proceed with the trial of "test cases." Determinations made in such test cases, if any, might be asserted as binding in subsequent trials of claims within that group and any subsequent claims involving the same issues. Moreover, a determination as to the appropriate rate of pay for a particular store position might be asserted as the basis for additional claims for back pay or wage increases by other store associates who perform, or who have performed, like work in that position. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings, contending that the High Court, which is the superior first instance civil court in the UK that is headquartered in the Royal Courts of Justice in the City of London, is the more convenient and appropriate forum to hear these claims. On March 23, 2015, ASDA also asked the Employment Tribunal to "strike out" substantially all of the claims for failing to comply with Employment Tribunal rules. We discuss this case and other litigation to which we are party in greater detail below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements", which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.
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
We could be exposed to a variety of negative consequences as a result of these matters. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The existing and any additional shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or our own internal investigations and review. Moreover, we expect to continue to incur costs (incremental to the $173 million of costs incurred in fiscal 2015) in conducting our on-going review and investigations and in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations and in defending the existing and any additional shareholder lawsuits and any governmental proceedings that are instituted against us or any of our current or former officers. These matters may require the involvement of certain members of our senior management that could impinge on the time they have available to devote to other matters relating to our business. We also expect that there will be ongoing media and governmental interest, including additional news articles from media publications on these matters that could impact the perception of our role as a corporate citizen among certain audiences. Our process of assessing and responding to the governmental investigations and the shareholder lawsuits continues. While we believe that it is probable that we will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, we cannot reasonably estimate any loss or range of loss that may arise from these matters. Although we do not presently believe that these matters will have a material adverse affect on our business, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The number of supercenters, discount stores, Neighborhood Markets, other small formats and Sam's Clubs located in each state or territory of the U.S. and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2015 in the part of our Annual Report to Shareholders under the caption "Unit Counts as of January 31, 2015" that is an exhibit hereto and that information is incorporated herein by reference. The following table provides further details of our retail units and distribution facilities, including return facilities, as of January 31, 2015:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Leased and Third Party Operated	Total
U.S. properties
Walmart U.S. retail units	3,860	—	656	—	4,516
Sam's Club retail units	536	—	111	—	647
Total U.S. retail units	4,396	—	767	—	5,163
Walmart U.S. distribution facilities	102	2	6	24	134
Sam's Club distribution facilities	3	3	2	16	24
Total U.S. distribution facilities	105	5	8	40	158
Total U.S. properties	4,501	5	775	40	5,321

International properties
Africa	41	—	355	—	396
Argentina	64	—	41	—	105
Brazil	228	—	329	—	557
Canada	132	—	262	—	394
Central America	223	—	467	—	690
Chile	244	—	160	—	404
China	3	—	408	—	411
India	2	—	18	—	20
Japan	61	—	370	—	431
Mexico	671	—	1,619	—	2,290
United Kingdom	410	—	182	—	592
Total International retail units	2,079	—	4,211	—	6,290
International distribution facilities	41	11	70	34	156
Total International properties	2,120	11	4,281	34	6,446

Total retail units	6,475	—	4,978	—	11,453
Total distribution facilities	146	16	78	74	314
Total properties	6,621	16	5,056	74	11,767
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
Wage-and-Hour Class Action: Braun/Hummel v. Wal-Mart, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 and 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/7/07; Supreme Ct. of PA, Harrisburg, PA, 10/9/11.
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others-Manchester Employment Tribunal).
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which is currently pending in the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the United States District Court for the Western District of Arkansas granted the defendants’ motion to dismiss the consolidated derivative proceedings in that court. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Ct. of Chancery, 4/25/12.

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement. For the matters listed below, management does not believe any possible loss or the range of any possible loss that may be incurred in connection with each matter, individually or in the aggregate, will be material to the Company’s financial condition or results of operations.
Between April 2014 and October 2014, the Sustainability Development Ministry of the Municipality of Juarez in Nuevo León, Mexico, notified a subsidiary of the Company, Nueva Wal-Mart de Mexico, S. de R.L. de C.V., that there were environmental concerns with the operations at 10 stores. These concerns included but were not limited to the failure to have the appropriate number of trees planted on the property, failure to have appropriate perimeter fencing, and lack of proper zoning permits for some stores. The Company resolved this with the agency by paying a penalty of approximately $333,000 and implementing steps to address the concerns.
In 2014, the Environmental and Natural History Ministry of Chiapas, Mexico, notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V., that four stores may have been constructed without first obtaining an environmental impact license as required, and for failing to comply with conditions required by those licenses. The Ministry has proposed a penalty of approximately $857,000 and has required the Company to obtain the licenses and comply with the conditions.
In September 2014, a spill of approximately 50 liters of fuel occurred at a store in Lerma, Mexico. A subsidiary of the Company, Nueva Wal-Mart de Mexico, S. de R.L. de C.V., took steps to address the spill and engaged an expert to oversee the final cleanup. The Municipality of Lerma proposed a penalty of approximately $128,000 along with implementation of a monitoring program around the spill area to address the situation.
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
In April 2013, a subsidiary of the Company, Corporacion de Compañias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380,000 in connection with the construction of a retaining wall seventeen years ago for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming.
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
Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions "Market price of common stock," "Listing" and "Dividends paid per share" in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is in Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein.
Our common stock is primarily traded in the U.S. on the New York Stock Exchange. At March 30, 2015, the latest practicable date, there were 249,876 common stock shareholders of record.
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On June 6, 2013, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $712 million of remaining authorization for share repurchases as of that date, with a new $15.0 billion share repurchase program, announced on June 7, 2013. As was the case with the replaced share repurchase program, the current share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At January 31, 2015, authorization for $10.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
For the three months ended January 31, 2015, the Company did not repurchase shares of its common stock under the share repurchase program.

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
The information required by this item is incorporated by reference to all information under the captions "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Registered Public Accounting Firm" included in our Annual Report to Shareholders. Such information is included in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we have investments in unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, migrating certain processes to our shared services organizations and increasing monitoring controls. These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. However, they allow us to continue to enhance our internal controls over financial reporting and ensure that they remain effective.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Corporate Governance" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2015 (our "Proxy Statement").
Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2014 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for the CEO and Senior Financial Officers and our Statement of Ethics applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this item is incorporated herein by reference to the information under the captions "Corporate Governance – Board Committees," "Corporate Governance – Audit Committee Financial Experts" and "Corporate Governance – Board and Committee Governing Documents" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to all information under the captions "Corporate Governance – Director Compensation," "Executive Compensation" and under the sub-captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" that appear under the caption "Executive Compensation" included in our Proxy Statement.

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
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance – Related Person Transactions," under the caption "Corporate Governance – Transaction Review Policy" and under the caption "Corporate Governance – Director Independence" included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance – Audit Committee Pre-Approval Policy" and under the caption "Corporate Governance – Proposal No. 2 Ratification of Independent Accountants" included in our Proxy Statement.

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

(b)
The exhibits furnished with this Annual Report on Form 10-K in accordance with the requirement of Form 10-K of the SEC are listed in the Exhibit Index, which appears immediately following the signature pages to this Annual Report on Form 10-K and which is incorporated in this Item 15(b) by reference to such Exhibit Index.

(c)    Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wal-Mart Stores, Inc.

DATE: April 1, 2015	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 1, 2015	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: April 1, 2015	By	/s/ S. Robson Walton
S. Robson Walton
Chairman of the Board and Director

DATE: April 1, 2015	By	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: April 1, 2015	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2015

DATE: April 1, 2015	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: April 1, 2015	By	/s/ James I. Cash, Jr.
James I. Cash, Jr., Ph.D.
Director

DATE: April 1, 2015	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: April 1, 2015	By	/s/ Pamela J. Craig
Pamela J. Craig
Director

DATE: April 1, 2015	By	/s/ Douglas N. Daft
Douglas N. Daft
Director

DATE: April 1, 2015	By	/s/ Michael T. Duke
Michael T. Duke
Director

DATE: April 1, 2015	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

DATE: April 1, 2015	By	/s/ Thomas W. Horton
Thomas W. Horton
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2015

DATE: April 1, 2015	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

DATE: April 1, 2015	By	/s/ Gregory B. Penner
Gregory B. Penner
Vice Chairman of the Board and Director

DATE: April 1, 2015	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: April 1, 2015	By	/s/ Kevin Y. Systrom
Kevin Y. Systrom
Director

DATE: April 1, 2015	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: April 1, 2015	By	/s/ Linda S. Wolf
Linda S. Wolf
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2015

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

3 (b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q that the Company filed on June 6, 2014.

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

4 (k)
Second Supplemental Indenture, dated December 19, 2014, between Wal-Mart Stores, Inc. and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between Wal-Mart Stores, Inc. and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File Number 333-201074).

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

10(c)*	The Rules of the ASDA Sharesave Plan 2000, as amended effective February 6, 2015.

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

10(h)
Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

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

10(r)
Retirement Agreement between William S. Simon and Wal-Mart Stores, Inc. dated July 23, 2014, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated and filed July 24, 2014.

10(s)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Performance Unit Award, Notification of Award and Terms and Condition of Award is incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

10(t)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

10(u)
Post-Termination Agreement and Covenant Not to Compete between Wal-Mart Canada Corp. and David Cheesewright dated as of January 31, 2014, is incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

12*	Statement regarding computation of the Earnings to Fixed Charges Ratios.

13*
Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2015. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2015, is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

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

Notes to Exhibit Index:

1.
The exhibits listed in this Exhibit Index and incorporated as exhibits to the Annual Report on Form 10-K of Wal-Mart Stores, Inc. (the "Company") for the fiscal year ended January 31, 2015 by reference to an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company previously filed with the SEC by the Company are available for review online on the EDGAR system of the SEC at www.sec.gov as exhibits to the Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K referred to above in the description of the exhibit incorporated by reference.

2.
The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt instruments, but the aggregate principal amount of the debt instruments of any one series of such debt instruments has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company has previously filed with the SEC its agreement to, and hereby agrees to, file copies of the agreements relating to long-term debt instruments and the instruments representing or evidencing such long-term debt instruments with the SEC upon request. As a result, in accordance with the provisions of paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K of the SEC, copies of such long term debt instruments have not been filed as exhibits to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2015. The Company has previously filed the documents and instruments establishing the specific terms of long-term debt instruments offered and sold by the Company pursuant to its effective registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended, as exhibits to the applicable registration statement or as exhibits to a Current Report on Form 8-K filed in connection with the applicable registration statement and the sale and issuance of those long-term debt instruments.