Form 10-Q
period 2015-04-30
WAL MART STORES INC
filed 2015-06-05
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2015.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,220,548,651 shares of common stock outstanding as of June 3, 2015.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2015	2014
Revenues:
Net sales	$114,002	$114,167
Membership and other income	824	793
Total revenues	114,826	114,960
Costs and expenses:
Cost of sales	86,483	86,714
Operating, selling, general and administrative expenses	22,663	22,053
Operating income	5,680	6,193
Interest:
Debt	523	531
Capital lease and financing obligations	320	61
Interest income	(19)	(24)
Interest, net	824	568
Income from continuing operations before income taxes	4,856	5,625
Provision for income taxes	1,573	1,914
Income from continuing operations	3,283	3,711
Income from discontinued operations, net of income taxes	—	15
Consolidated net income	3,283	3,726
Consolidated net income attributable to noncontrolling interest	58	(133)
Consolidated net income attributable to Walmart	$3,341	$3,593

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.03	$1.10
Basic income per common share from discontinued operations attributable to Walmart	—	0.01
Basic net income per common share attributable to Walmart	$1.03	$1.11

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.03	$1.10
Diluted income per common share from discontinued operations attributable to Walmart	—	0.01
Diluted net income per common share attributable to Walmart	$1.03	$1.11

Weighted-average common shares outstanding:
Basic	3,231	3,233
Diluted	3,243	3,248

Dividends declared per common share	$1.96	$1.92
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Consolidated net income	$3,283	$3,726
Less consolidated net income attributable to nonredeemable noncontrolling interest	58	(133)
Consolidated net income attributable to Walmart	3,341	3,593

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,684)	284
Net investment hedges	(64)	(50)
Cash flow hedges	120	4
Minimum pension liability	70	4
Other comprehensive income (loss), net of income taxes	(1,558)	242
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	131	42
Other comprehensive income (loss) attributable to Walmart	(1,427)	284

Comprehensive income, net of income taxes	1,725	3,968
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	189	(91)
Comprehensive income attributable to Walmart	$1,914	$3,877
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,759	$9,135	$6,012
Receivables, net	5,813	6,778	6,096
Inventories	46,310	45,141	45,315
Prepaid expenses and other	2,251	2,224	1,811
Current assets of discontinued operations	—	—	453
Total current assets	62,133	63,278	59,687
Property and equipment:
Property and equipment	176,403	177,395	174,731
Less accumulated depreciation	(64,252)	(63,115)	(59,585)
Property and equipment, net	112,151	114,280	115,146
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	7,090	5,239	5,529
Less accumulated amortization	(3,556)	(2,864)	(3,032)
Property under capital lease and financing obligations, net	3,534	2,375	2,497

Goodwill	17,531	18,102	19,515
Other assets and deferred charges	5,398	5,455	5,672
Total assets	$200,747	$203,490	$202,517

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$799	$1,592	$3,517
Accounts payable	37,224	38,410	36,347
Dividends payable	4,741	—	4,648
Accrued liabilities	18,685	19,152	17,807
Accrued income taxes	1,707	1,021	1,966
Long-term debt due within one year	6,041	4,791	3,266
Capital lease and financing obligations due within one year	427	287	300
Current liabilities of discontinued operations	—	—	70
Total current liabilities	69,624	65,253	67,921

Long-term debt	38,867	40,889	45,491
Long-term capital lease and financing obligations	4,097	2,606	2,742
Deferred income taxes and other	8,169	8,805	8,164

Commitments and contingencies

Equity:
Common stock	323	323	323
Capital in excess of par value	2,354	2,462	2,111
Retained earnings	82,492	85,777	73,366
Accumulated other comprehensive income (loss)	(8,595)	(7,168)	(2,712)
Total Walmart shareholders' equity	76,574	81,394	73,088
Nonredeemable noncontrolling interest	3,416	4,543	5,111
Total equity	79,990	85,937	78,199
Total liabilities and equity	$200,747	$203,490	$202,517
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2015	3,228	$323	$2,462	$85,777	$(7,168)	$81,394	$4,543	$85,937
Consolidated net income	—	—	—	3,341	—	3,341	(58)	3,283
Other comprehensive income, net of income taxes	—	—	—	—	(1,427)	(1,427)	(131)	(1,558)
Cash dividends declared ($1.96 per share)	—	—	—	(6,314)	—	(6,314)	—	(6,314)
Purchase of Company stock	(4)	—	(9)	(305)	—	(314)	—	(314)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(658)	(658)
Other	3	—	(99)	(7)	—	(106)	(280)	(386)
Balances as of April 30, 2015	3,227	$323	$2,354	$82,492	$(8,595)	$76,574	$3,416	$79,990
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Cash flows from operating activities:
Consolidated net income	$3,283	$3,726
Income from discontinued operations, net of income taxes	—	(15)
Income from continuing operations	3,283	3,711
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,319	2,250
Deferred income taxes	(159)	26
Other operating activities	239	543
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	782	613
Inventories	(1,475)	(423)
Accounts payable	(319)	(831)
Accrued liabilities	(919)	(942)
Accrued income taxes	695	992
Net cash provided by operating activities	4,446	5,939

Cash flows from investing activities:
Payments for property and equipment	(2,203)	(2,157)
Proceeds from the disposal of property and equipment	68	48
Other investing activities	22	(12)
Net cash used in investing activities	(2,113)	(2,121)

Cash flows from financing activities:
Net change in short-term borrowings	(741)	(4,129)
Proceeds from issuance of long-term debt	43	4,519
Payments of long-term debt	(915)	(1,574)
Dividends paid	(1,579)	(1,547)
Purchase of Company stock	(280)	(626)
Dividends paid to noncontrolling interest	(69)	(28)
Purchase of noncontrolling interest	(70)	(1,626)
Other financing activities	(84)	(166)
Net cash used in financing activities	(3,695)	(5,177)

Effect of exchange rates on cash and cash equivalents	(14)	90

Net increase (decrease) in cash and cash equivalents	(1,376)	(1,269)
Cash and cash equivalents at beginning of year	9,135	7,281
Cash and cash equivalents at end of period	$7,759	$6,012
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of April 2015 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.3 billion, net of a reserve for doubtful accounts of $110 million at April 30, 2015, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $114 million at January 31, 2015. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At April 30, 2015 and January 31, 2015, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on February 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Management is currently evaluating this standard, including which transition approach to use, and does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows. On April 1, 2015, the FASB voted to propose to defer the effective date one year to annual reporting periods beginning after December 15, 2017. If the proposal is approved, the Company will adopt this ASU on February 1, 2018.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 with early adoption permitted. Management elected to early adopt this new guidance effective for the first quarter of fiscal year 2016 and has applied the changes retrospectively to all periods presented. Adoption of this ASU did not materially impact the Company's consolidated net income, financial position or cash flows.
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three months ended April 30, 2015 and 2014.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2015	2014
Numerator
Income from continuing operations	$3,283	$3,711
Income from continuing operations attributable to noncontrolling interest	58	(129)
Income from continuing operations attributable to Walmart	$3,341	$3,582

Denominator
Weighted-average common shares outstanding, basic	3,231	3,233
Dilutive impact of stock options and other share-based awards	12	15
Weighted-average common shares outstanding, diluted	3,243	3,248

Income per common share from continuing operations attributable to Walmart
Basic	$1.03	$1.10
Diluted	1.03	1.10

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total accumulated other comprehensive income (loss) for the three months ended April 30, 2015:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2015	$(7,011)	$656	$(134)	$(679)	$(7,168)
Other comprehensive income (loss) before reclassifications	(1,553)	(64)	110	73	(1,434)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	10	(3)	7
Balances as of April 30, 2015	$(8,564)	$592	$(14)	$(609)	$(8,595)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from long-term debt	—	43	43
Repayments of long-term debt	(915)	—	(915)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	165	(65)	100
Balances as of April 30, 2015	$6,041	$38,867	$44,908
Issuances
The Company did not have any material long-term debt issuances during the three months ended April 30, 2015, but received proceeds from other, smaller long-term debt issuances by several of its non-U.S. operations.
Maturities
On April 1, 2015, $750 million of 2.875% Notes matured and were repaid. The Company also repaid other, smaller long-term debt as it matured in several of its non-U.S. operations.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2015 and January 31, 2015, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2015		January 31, 2015
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$2,500	$27	$500	$12
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	179	1,250	207
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	4,326	(153)	4,329	(317)
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	252	(1)	255	(1)
Total	$8,328	$52	$6,334	$(99)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2015, or for the fiscal years ended January 31, 2015.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2015 and January 31, 2015, are as follows:

	April 30, 2015		January 31, 2015
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$44,908	$53,100	$45,680	$56,237

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $324 million and $323 million at April 30, 2015 and January 31, 2015, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at April 30, 2015 or January 31, 2015, respectively. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Fair Value Instruments
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivative instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges. Changes in the fair values of these derivative instruments are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items, also recorded in earnings, and, accordingly, do not impact the Company's Condensed Consolidated Statements of Income. These fair value instruments will mature on dates ranging from October 2020 to April 2024.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At April 30, 2015 and January 31, 2015, the Company had ¥100 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at April 30, 2015 and January 31, 2015 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2015 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2015			January 31, 2015
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$—	$—	$—
Other assets and deferred charges	28	179	307	12	207	293
Derivative asset subtotals	$28	$179	$307	$12	$207	$293

Accrued liabilities	$—	$—	$1	$—	$—	$1
Deferred income taxes and other	1	—	460	—	—	610
Derivative liability subtotals	$1	$—	$461	$—	$—	$611

Nonderivative hedging instruments
Long-term debt due within one year	$—	$756	$—	$—	$766	$—
Long-term debt	—	3,944	—	—	3,850	—
Nonderivative hedge liability subtotals	$—	$4,700	$—	$—	$4,616	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2015, authorization for $10.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	3.5	8.3
Average price paid per share	$80.74	$75.37
Total amount paid for share repurchases	$280	$626

Note 8. Common Stock Dividends
Dividends Declared
On February 19, 2015, the Board of Directors approved the fiscal 2016 annual dividend at $1.96 per share, an increase from the fiscal 2015 dividend of $1.92 per share. For fiscal 2016, the annual dividend will be paid in four quarterly installments of $0.49 per share, according to the following record and payable dates:

Record Date	Payable Date
March 13, 2015	April 6, 2015
May 8, 2015	June 1, 2015
August 7, 2015	September 8, 2015
December 4, 2015	January 4, 2016

The dividend installments payable on April 6, 2015 and June 1, 2015, were paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. On June 10, 2011, the Pennsylvania Superior Court of Appeals issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. On December 15, 2014, the Pennsylvania Supreme Court issued its opinion affirming the Superior Court of Appeals' decision. At that time, the Company recorded expenses of $249 million for the judgment amount and post-judgment interest incurred to date. The Company will continue to accrue for the post-judgment interest until final resolution. However, the Company continues to believe it has substantial factual and legal defenses to the claims at issue and, on March 13, 2015, the Company filed a petition for writ of certiorari with the U.S. Supreme Court. On April 20, 2015, the plaintiffs filed their response in opposition and on May 4, 2015, the Company filed its reply brief.
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 5,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the near future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings, contending that the High Court, which is the superior first instance civil court in the UK that is headquartered in the Royal Courts of Justice in the City of London, is the more convenient and appropriate forum to hear these claims. On March 23, 2015, ASDA also asked the Employment Tribunal to "strike out" substantially all of the claims for failing to comply with Employment Tribunal rules. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three months ended April 30, 2015 and 2014, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Ongoing inquiries and investigations	$25	$34
Global compliance program and organizational enhancements	8	19
Total	$33	$53
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

Note 10. Acquisitions, Disposals and Related Items
In fiscal 2015, the Company completed the following transactions that impact the operations of Walmart International:
Walmart Chile
In fiscal 2014, the redeemable noncontrolling interest shareholders exercised put options that required the Company to purchase their shares in Walmart Chile. In February 2014, the Company completed this transaction for approximately $1.5 billion using existing cash of the Company, increasing its ownership interest in Walmart Chile to 99.7 percent. In March 2014, the Company completed a tender offer for most of the remaining noncontrolling interest shares at the same value per share as was paid to the redeemable noncontrolling interest shareholders. As a result of completing these transactions, the Company owns substantially all of Walmart Chile.
Vips Restaurant Business in Mexico
In fiscal 2014, Walmex, a majority-owned subsidiary of the Company, entered into a definitive agreement with Alsea S.A.B. de C.V. to sell the Vips restaurant business ("Vips") in Mexico. The sale of Vips was completed on May 12, 2014. The Company received $671 million of cash and recognized a net gain of $262 million in discontinued operations at the time of the sale.

Note 11. Segments
The Company is engaged in retail and wholesale operations located in the U.S., Argentina, Brazil, Canada, Chile, China, India, Japan, Mexico and the United Kingdom, as well as countries located in Africa and Central America. The Company's operations are conducted in three business segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Net sales:
Walmart U.S.	$70,245	$67,852
Walmart International	30,278	32,424
Sam's Club	13,479	13,891
Net sales	$114,002	$114,167
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Operating income (loss):
Walmart U.S.	$4,639	$4,975
Walmart International	1,070	1,202
Sam's Club	427	479
Corporate and support	(456)	(463)
Operating income	5,680	6,193
Interest, net	824	568
Income from continuing operations before income taxes	$4,856	$5,625

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve nearly 260 million customers who visit our over 11,000 stores under 72 banners in 27 countries and e-commerce websites in 11 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so those cost savings can be passed along to our customers. Our digital and physical presence, which we are investing in to integrate, provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
Our operations consist of three reportable segments: Walmart U.S., Walmart International and Sam's Club.

•
Walmart U.S. is our largest segment with three primary store formats, as well as digital retail. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, it has historically contributed the greatest amount to the Company's net sales and operating income.

•
Walmart International consists of operations outside of the U.S. and includes retail, wholesale and other businesses. These businesses consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, restaurants, apparel stores, drug stores and convenience stores, as well as digital retail. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of its merchandise mix. Walmart International is our second largest segment and, in recent years, has grown through acquisitions, as well as by adding retail, wholesale and other units, and by expanding digital retail.

•
Sam's Club consists of membership-only warehouse clubs as well as digital retail. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. As a result, Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.

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
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2016 ("fiscal 2016") and January 31, 2015 ("fiscal 2015"), should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2015, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2015, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2015, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to ensure we maintain our strong leadership position around the world and in the countries in which we operate.  For several years, our performance metrics have emphasized three financial priorities:  growth, leverage and returns.  We are currently making strategic investments in our associates and in the integration of digital and physical retail.  These investments support long-term growth while we maintain our heritage of everyday low prices which are supported by everyday low cost.  During this time of increased investments, we have shifted our financial priorities to focus primarily on growth, balanced by returns.  We will continue to grow through new stores and clubs, and through increasing comparable store and club sales, which include our e-commerce sales.  While leverage remains important to everyday low cost, during this time of increased investments, operating expenses may grow greater than or equal to our sales growth, and operating income may grow equal to or less than sales growth.
Our objective of balancing growth with returns means that we are focused on efficiently employing assets for return on investment and more effectively managing working capital to deliver strong free cash flow. We will also continue to provide returns to our shareholders through share repurchases and dividends.

Growth
We measure growth primarily by monitoring net sales and comparable store and club sales. We also review the progress of our digital retail investments by measuring the impact e-commerce sales have on our comparable store and club sales. At times, we make strategic investments which are focused on the long-term growth of the Company. These strategic investments may not benefit net sales and comparable store and club sales in the near term.
Net Sales

	Three Months Ended April 30,
	2015			2014
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Percent Change
Walmart U.S.	$70,245	61.6%	3.5%	$67,852	59.4%	2.0%
Walmart International	30,278	26.6%	(6.6)%	32,424	28.4%	(1.4)%
Sam's Club	13,479	11.8%	(3.0)%	13,891	12.2%	0.1%
Net sales	$114,002	100.0%	(0.1)%	$114,167	100.0%	0.8%
Our consolidated net sales decreased 0.1% and increased 0.8% for the three months ended April 30, 2015 and 2014, respectively, when compared to the previous fiscal year. The decrease in net sales for the three months ended April 30, 2015 was primarily the result of $3.3 billion of negative impact from fluctuations in currency exchange rates and a $560 million decrease in fuel sales due to lower fuel prices, partially offset by 2.9% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three months ended April 30, 2015 and 2014, were as follows:

	Three Months Ended April 30,
	2015	2014	2015	2014
	With Fuel		Fuel Impact
Walmart U.S.	0.6%	(0.4)%	0.0%	0.0%
Sam's Club	(4.3)%	(1.2)%	(4.2)%	(0.4)%
Total U.S.	(0.3)%	(0.6)%	(0.7)%	(0.1)%

Comparable store and club sales in the U.S., including fuel, decreased 0.3% for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year. The total U.S. comparable store and club sales were negatively impacted by lower fuel sales due to lower fuel prices, partially offset by higher e-commerce sales and continued traffic improvement at the Walmart U.S. segment. E-commerce sales positively impacted comparable sales approximately 0.3% and 0.4% for Walmart U.S. and Sam's Club, respectively, for the three months ended April 30, 2015, compared to positive impacts of approximately 0.3% and 0.2% for Walmart U.S. and Sam's Club, respectively, in the same period in the previous fiscal year.
Strategic Growth Investments
During the three months ended April 30, 2015, we made capital investments globally of $2.2 billion. These capital investments primarily consisted of payments to add new and remodel stores and clubs, construct distribution centers and invest in technology. In addition, we made operational investments of approximately $270 million in e-commerce, compared to approximately $200 million in the same period in the previous fiscal year. We also made investments of approximately $120 million in connection with the new associate wage structure and comprehensive associate training and educational programs announced during the first quarter.

Returns
While we are focused primarily on growth, we also place a priority on generating returns to ensure our approach is appropriately balanced. We generate returns by efficiently deploying assets and effectively managing working capital. We monitor these efforts through our return on investment and free cash flow metrics, which we discuss below. In addition, we are focused on providing returns to our shareholders in the form of share repurchases and dividends, which are discussed in the liquidity and capital resources section.
Return on Investment
Management believes return on investment ("ROI") is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts.
ROI was 16.6% and 16.7% for the trailing twelve months ended April 30, 2015 and 2014, respectively. The slight change in ROI was primarily due to continued investments in stores and digital retail, offset by a benefit from currency exchange rate fluctuations.
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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2015	2014
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$26,634	$26,627
+ Interest income	108	100
+ Depreciation and amortization	9,242	8,933
+ Rent	2,763	2,859
= Adjusted operating income	$38,747	$38,519

Denominator
Average total assets of continuing operations(1)	$201,406	$202,019
+ Average accumulated depreciation and amortization(1)	65,213	59,583
- Average accounts payable(1)	36,786	36,559
- Average accrued liabilities(1)	18,246	17,545
+ Rent x 8	22,104	22,872
= Average invested capital	$233,691	$230,370
Return on investment (ROI)	16.6%	16.7%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$16,386	$16,330
Denominator
Average total assets of continuing operations(1)	$201,406	$202,019
Return on assets (ROA)	8.1%	8.1%

	As of April 30,
	2015	2014	2013
Certain Balance Sheet Data
Total assets of continuing operations	$200,747	$202,064	$201,973
Accumulated depreciation and amortization	67,808	62,617	56,549
Accounts payable	37,224	36,347	36,770
Accrued liabilities	18,685	17,807	17,282

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $2.2 billion for the three months ended April 30, 2015, compared to free cash flow of $3.8 billion for the three months ended April 30, 2014. The decrease in free cash flow was primarily due to lower income from continuing operations, the timing of payments for inventory and the timing of payments for income taxes.
Walmart's definition of free cash flow is limited in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows.
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

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$4,446	$5,939
Payments for property and equipment	(2,203)	(2,157)
Free cash flow	$2,243	$3,782

Net cash used in investing activities(1)	$(2,113)	$(2,121)
Net cash used in financing activities	(3,695)	(5,177)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2015	2014
Total revenues	$114,826	$114,960
Percentage change from comparable period	(0.1)%	0.8%
Net sales	$114,002	$114,167
Percentage change from comparable period	(0.1)%	0.8%
Total U.S. calendar comparable store and club sales increase (decrease)	(0.3)%	(0.6)%
Gross profit margin as a percentage of net sales	24.1%	24.0%
Operating income	$5,680	$6,193
Operating income as a percentage of net sales	5.0%	5.4%
Income from continuing operations	$3,283	$3,711
Unit counts at period end	11,489	10,994
Retail square feet at period end	1,138	1,106
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, decreased 0.1% for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year. The decrease in total revenues was consistent with the 0.1% decrease in net sales. The decrease in net sales was primarily due to $3.3 billion of negative impact from fluctuations in currency exchange rates and a $560 million decrease in fuel sales due to lower fuel prices, partially offset by 2.9% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Our gross profit rate increased 9 basis points for three months ended April 30, 2015, when compared to the same period in the previous fiscal year. A reduction in low margin fuel sales in the Sam's Club segment partially offset by higher inventory shrink, changes in merchandise mix within pharmacy and higher shipping expenses due to the West Coast port labor dispute in the Walmart U.S. segment were the primary reasons for the increase in the gross profit rate.
For the three months ended April 30, 2015, operating expenses as a percentage of net sales increased 56 basis points when compared to the same period in the previous fiscal year. Our continued investments in digital retail, an increase in wage expense in the U.S. due to the new associate wage structure announced during the quarter and a decrease in our fuel sales due to lower fuel prices were the primary factors that caused operating expenses as a percentage of net sales to increase for the three months ended April 30, 2015.
As a result of the factors discussed above, operating income decreased $513 million for the three months ended April 30, 2015, compared to the same period in the previous fiscal year.
Net interest expense for the three months ended April 30, 2015 increased $256 million when compared to the same period in the previous fiscal year, which is primarily due to the cumulative impact of an immaterial accounting correction. We consolidate a number of entities into our financial statements for which there are minority, or noncontrolling, interests. In one of these entities in Canada, we determined that certain historical sales of properties did not qualify for sale accounting, due to the Company's continuing involvement in the sold properties. As a result, these properties should have remained in our financial statements as assets, with a corresponding financing obligation recorded equal to the properties' sales proceeds. The correction included $254 million of cumulative interest expense, offset by a related income tax benefit of $53 million, and $173 million attributable to noncontrolling interest. The correction had a de minimis impact on our operating income and on earnings per share, which is based on income attributable to Walmart.
Our effective income tax rates were 32.4% and 34.0% for the three months ended April 30, 2015 and 2014, respectively. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.3 billion of consolidated income from continuing operations for the three months ended April 30, 2015, a decrease of $428 million when compared to the same period in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.03 for the three months ended April 30, 2015, a decrease compared to EPS of $1.10 for the three months ended April 30, 2014.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2015	2014
Net sales	$70,245	$67,852
Percentage change from comparable period	3.5%	2.0%
Calendar comparable store sales increase (decrease)	0.6%	(0.4)%
Operating income	$4,639	$4,975
Operating income as a percentage of net sales	6.6%	7.3%
Unit counts at period end	4,555	4,233
Retail square feet at period end	683	662
Net sales for the Walmart U.S. segment increased 3.5% for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year. The increase in net sales was due to year-over-year growth in retail square feet of 3.2%, as well as an increase in comparable store sales of 0.6%. Positive customer traffic aided by lower gas prices and higher e-commerce sales contributed to the increase in comparable store sales.
Gross profit rate decreased 13 basis points for the three months ended April 30, 2015, compared to the same period in the previous fiscal year. Higher inventory shrink, changes in merchandise mix within pharmacy, higher shipping expenses due to the West Coast port labor dispute, and cost inflation in consumables were the primary reasons for the decrease in the gross profit rate.
For the three months ended April 30, 2015, operating expenses as a percentage of segment net sales increased 60 basis points when compared to the same period in the previous fiscal year. The increase was primarily driven by an increase in wage expense due to the new associate wage structure announced during the quarter and increased associate hours to improve checkout and in-stock inventory. In addition, an increase in associate incentive expense and our continued investment in digital retail and information technology contributed to the increase in operating expenses as a percentage of segment net sales.
As a result of the factors discussed above, segment operating income decreased $336 million for the three months ended April 30, 2015, compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2015	2014
Net sales	$30,278	$32,424
Percentage change from comparable period	(6.6)%	(1.4)%
Operating income	$1,070	$1,202
Operating income as a percentage of net sales	3.5%	3.7%
Unit counts at period end	6,286	6,126
Retail square feet at period end	368	358
Net sales for the Walmart International segment decreased 6.6% for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year. The decrease in net sales was primarily due to $3.3 billion of negative impact from fluctuations in currency exchange rates, partially offset by positive comparable store sales in all but two markets and higher e-commerce sales in each country with e-commerce operations, particularly in China, Brazil and the United Kingdom.
Gross profit rate was relatively flat for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year, although there were offsetting impacts of changes in sales mix and reduced markdowns.
For the three months ended April 30, 2015, operating expenses as a percentage of segment net sales increased 26 basis points when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily driven by strategic e-commerce investments.
As a result of the factors discussed above, segment operating income decreased $132 million for the three months ended April 30, 2015, compared to the same period in the previous fiscal year.

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

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2015	2014
Including Fuel
Net sales	$13,479	$13,891
Percentage change from comparable period	(3.0)%	0.1%
Calendar comparable club sales decrease	(4.3)%	(1.2)%
Operating income	$427	$479
Operating income as a percentage of net sales	3.2%	3.4%
Unit counts at period end	648	635
Retail square feet at period end	87	85

Excluding Fuel
Net sales	$12,363	$12,215
Percentage change from comparable period	1.2%	0.5%
Operating income	$436	$477
Operating income as a percentage of net sales	3.5%	3.9%
Net sales for the Sam's Club segment decreased 3.0% for the three months ended April 30, 2015, when compared to the same period of the previous fiscal year. The decrease in net sales was primarily due to the decrease in comparable club sales of 4.3%, which was driven by a $560 million decrease in fuel sales due primarily to lower fuel prices partially offset by higher e-commerce sales at samsclub.com. Furthermore, the decrease in net sales was partially offset by year-over-year growth in retail square feet of 2.1%.
Gross profit rate increased 27 basis points for the three months ended April 30, 2015, compared to the same period in the previous fiscal year. The gross profit rate benefited from a reduction in low margin fuel sales, partially offset by the segment's continued investment in the Cash Rewards program.
Membership and other income increased 4.9% for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year. The increase was primarily the result of additional members from the opening of new clubs and growth in the number of Plus Memberships.
For the three months ended April 30, 2015, operating expenses as a percentage of segment net sales increased 75 basis points compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily due to lower fuel sales, investments in new clubs, digital retail and information technology.
As a result of the factors discussed above, segment operating income decreased $52 million for the three months ended April 30, 2015, compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global expansion activities, pay dividends and fund our share repurchases for the foreseeable future.
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$4,446	$5,939
Net cash provided by operating activities was $4.4 billion and $5.9 billion for the three months ended April 30, 2015 and 2014, respectively. The decrease in net cash provided by operating activities was due to lower income from continuing operations, the timing of payments for inventory and the timing of payments for income taxes.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.8 billion and $6.0 billion at April 30, 2015 and 2014, respectively. Our working capital deficit was $7.5 billion and $8.2 billion at April 30, 2015 and 2014, respectively. The decrease in our working capital deficit is primarily due to lower share repurchases during the past year, which has allowed us to maintain our desired cash levels without the use of short-term borrowings. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned, either from operations or through intercompany financing arrangements, and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of April 30, 2015 and January 31, 2015, cash and cash equivalents of approximately $1.7 billion may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Net cash used in investing activities	$(2,113)	$(2,121)
Net cash used in investing activities was $2.1 billion for the three months ended April 30, 2015 and 2014, respectively, and generally consisted of payments to add stores, remodel existing stores, expand our digital retail capabilities and invest in other technologies. Net cash used in investing activities was flat for the three months ended April 30, 2015, when compared to the same period in the previous fiscal year.

Net Cash Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2015	2014
Net cash used in financing activities	$(3,695)	$(5,177)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities.
Short-term Borrowings
Short-term borrowings decreased $0.7 billion and $4.1 billion for the three months ended April 30, 2015 and 2014, respectively, when compared to the same period in the previous fiscal year. We generally utilize the liquidity provided by short-term borrowings to provide funding used for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. We used less cash for share repurchases during the three months ended April 30, 2015, which allowed us to minimize our short-term borrowings at April 30, 2015.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from issuance of long-term debt	—	43	43
Payments of long-term debt	(915)	—	(915)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	165	(65)	100
Balances as of April 30, 2015	$6,041	$38,867	$44,908
Our total outstanding long-term debt balance decreased $772 million for the three months ended April 30, 2015. This difference is primarily due to timing of issuances and maturities, as well as our desire to maintain an appropriate balance of differing maturities within our debt portfolio.
Dividends
On February 19, 2015, the Board of Directors approved the fiscal 2016 annual dividend of $1.96 per share, an increase compared to the fiscal 2015 annual dividend of $1.92 per share. For fiscal 2016, the annual dividend will be paid in four quarterly installments of $0.49 per share, according to the following record and payable dates:

Record Date	Payable Date
March 13, 2015	April 6, 2015
May 8, 2015	June 1, 2015
August 7, 2015	September 8, 2015
December 4, 2015	January 4, 2016
The dividend installments payable on April 6, 2015 and June 1, 2015, were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which we can make share repurchases. At April 30, 2015, authorization for $10.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	3.5	8.3
Average price paid per share	$80.74	$75.37
Total amount paid for share repurchases	$280	$626

Capital Resources
We believe cash flows from continuing operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, including to fund seasonal buildups in merchandise inventories, and to fund our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At April 30, 2015, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2015 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2015. At April 30, 2015, the fair value of our derivative instruments had increased approximately $151 million since January 31, 2015, primarily due to maturities and fluctuations in market interest rates during the three months ended April 30, 2015. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom, Brazil, Canada and Mexico were the primary cause of the $1.6 billion net loss for the three months ended April 30, 2015, in the currency translation and other category of accumulated other comprehensive income (loss).
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2015 included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
There has been no change in the Company's internal control over financial reporting as of April 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Wage-and-Hour Class Action: Braun/Hummel v. Wal-Mart, Ct. of Common Pleas, Philadelphia County, PA, 3/20/02 and 8/30/04; Superior Ct. of PA, Eastern Dist., Philadelphia, PA, 12/7/07; Supreme Ct. of PA, Harrisburg, PA, 10/9/11; US Supreme Court, Washington, D.C., 3/13/15.
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others-Manchester Employment Tribunal).
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which is currently pending in the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the United States District Court for the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12; 8th Circuit Ct. of Appeals, St. Louis, MO; 4/15/15; US Supreme Court, Washington, D.C. 3/31/15 In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Ct. of Chancery, 4/25/12.

III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement. For the matters listed below, management does not believe any possible loss or the range of any possible loss that may be incurred in connection with each matter, individually or in the aggregate, will be material to the Company's financial condition or results of operations.
On April 23, 2015, Wal-Mart Transportation LLC, a subsidiary of the Company, received a Finding and Notice of Violation from the Environmental Protection Agency alleging that Walmart Transportation violated the California Air Resources Board's Truck and Bus regulations by failing to install particulate matter filters on some diesel fuelled vehicles. The Company is responding to the allegations and is cooperating with the agency.
On April 6, 2015, representatives for the Brazilian Institute of the Environment alleged that Walmart Brazil had failed to file required reports documenting the number of tires imported, sold and recycled.  The agency proposed a penalty of approximately $857,000 and prohibited Walmart Brazil from selling or importing tires until the matter is resolved.
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
In September 2014, a spill of approximately 50 liters of fuel occurred at a store in Lerma, Mexico. A subsidiary of the Company, Nueva Wal-Mart de Mexico, S. de R.L. de C.V., took steps to address the spill, engaged an expert to oversee the final cleanup and implemented a monitoring program. No contamination was detected. The Municipality of Lerma proposed a penalty of approximately $128,000 to resolve the situation.
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

Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2015, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2015, authorization for $10.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2015, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2015	—	$—	—	$10.3
March 1-31, 2015	887,881	82.57	887,881	10.2
April 1-30, 2015	2,577,808	80.11	2,577,808	10.0
Total	3,465,689		3,465,689

Item 5. Other Information
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act.
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2015 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2016; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, as well as liabilities, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I., Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations": a statement under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding Walmart continuing to grow through new stores and clubs and through increasing comparable store and club sales, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth and with respect to Walmart's objective of balancing growth with returns and Walmart continuing to provide returns to our shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; a statement under the caption "Company Performance Metrics - Growth - Strategic Growth Investments" regarding Walmart's objective of generating returns to ensure Walmart's approach is appropriately balanced; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that the Company's sources of liquidity will be adequate to fund its operations, finance its global expansion activities, to pay dividends and to fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash and cash equivalents held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2016; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding expectation for the effect that lower ratings of Walmart's commercial paper and rating series of long- term debt would have on Walmart's access to the commercial paper and long-term debt markets and Walmart's cost of funds; and

•
statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II., Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals.

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

•	the Company's overall financial performance in a particular period, including amounts of Walmart's consolidated net sales and operating expenses for a particular period;

•	the amounts of the Company's consolidated cash flows, the cash flows of the Company's U.S. businesses and the cash flows of the Company's international operations in a particular period;

•	the Company's overall liquidity and liquidity requirements of its global operations, its operations in the U.S. and its international operations in a particular period;

•
the effects that the Company's overall liquidity, liquidity requirements and access to the capital markets has on the Company's funding of its operations, capital expenditures, dividend payments, and share repurchases;

•	the Company's need to repatriate into the United States the cash held by the Company outside of the United States;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	competitive pressures;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, and demand for certain merchandise;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	consumer acceptance of Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings;

•	the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks;

•	commodity prices and Walmart's cost of goods sold;

•	transportation, energy and utility costs;

•	selling prices of gasoline and diesel fuel;

•	supply chain disruptions;

•	cybersecurity events affecting Walmart and related costs;

•	trade restrictions and tariff rates;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	turnover in Walmart's workforce;

•
the ability of the Company to reduce its operating, selling, general and administrative expense or maintain the current level of such expenses relating to various aspects of its operations while continuing to grow its net sales;

•	the amount expended for share repurchases by the Company in a particular period;

•	the availability and cost of appropriate locations for new and relocated stores, clubs and other facilities;

•
local real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that impose limitations on Walmart's ability to build, relocate or expand stores in certain locations;

•
the availability of persons with the necessary skills and abilities necessary to meet the company's needs for managing and staffing new units and conducting their operations and to meet seasonal associate hiring needs;

•	the availability of necessary utilities for new units;

•	the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•	adoption of, expansion to, or changes in tax and other laws and regulations that affect the Company's business, including changes in corporate tax rates;

•	changes in currency control laws;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	conditions and events affecting domestic and global financial and capital markets;

•	geopolitical conditions and events;

•	the risks relating to Walmart's operations and financial performance discussed in Walmart's most recent annual report on Form 10-K filed with the SEC; and

•	factors that may affect Walmart's effective income tax rate for fiscal year 2016 and fluctuations of the effective tax rate from quarter to quarter as discussed above.

Other Risks Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: June 5, 2015	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2015	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 5, 2015	By:	/s/ Steven P. Whaley
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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated herein by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the SEC.

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