Form 10-Q
period 2015-07-31
WAL MART STORES INC
filed 2015-09-09
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2015.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,205,941,803 shares of common stock outstanding as of September 8, 2015.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2015	2014	2015	2014
Revenues:
Net sales	$119,330	$119,336	$233,332	$233,503
Membership and other income	899	789	1,723	1,582
Total revenues	120,229	120,125	235,055	235,085
Costs and expenses:
Cost of sales	90,056	90,010	176,539	176,724
Operating, selling, general and administrative expenses	24,104	23,375	46,767	45,428
Operating income	6,069	6,740	11,749	12,933
Interest:
Debt	523	509	1,046	1,040
Capital lease and financing obligations	44	61	364	122
Interest income	(24)	(32)	(43)	(56)
Interest, net	543	538	1,367	1,106
Income from continuing operations before income taxes	5,526	6,202	10,382	11,827
Provision for income taxes	1,891	2,113	3,464	4,027
Income from continuing operations	3,635	4,089	6,918	7,800
Income from discontinued operations, net of income taxes	—	270	—	285
Consolidated net income	3,635	4,359	6,918	8,085
Consolidated net income attributable to noncontrolling interest	(160)	(266)	(102)	(399)
Consolidated net income attributable to Walmart	$3,475	$4,093	$6,816	$7,686

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.08	$1.22	$2.11	$2.32
Basic income per common share from discontinued operations attributable to Walmart	—	0.05	—	0.06
Basic net income per common share attributable to Walmart	$1.08	$1.27	$2.11	$2.38

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.08	$1.21	$2.11	$2.31
Diluted income per common share from discontinued operations attributable to Walmart	—	0.05	—	0.06
Diluted net income per common share attributable to Walmart	$1.08	$1.26	$2.11	$2.37

Weighted-average common shares outstanding:
Basic	3,221	3,230	3,226	3,231
Diluted	3,231	3,241	3,237	3,244

Dividends declared per common share	$—	$—	$1.96	$1.92
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2015	2014	2015	2014
Consolidated net income	$3,635	$4,359	$6,918	$8,085
Less consolidated net income attributable to nonredeemable noncontrolling interest	(160)	(266)	(102)	(399)
Consolidated net income attributable to Walmart	3,475	4,093	6,816	7,686

Other comprehensive income (loss), net of income taxes
Currency translation and other	437	795	(1,247)	1,080
Net investment hedges	(17)	(17)	(81)	(68)
Cash flow hedges	(139)	(8)	(19)	(4)
Minimum pension liability	4	2	74	6
Other comprehensive income (loss), net of income taxes	285	772	(1,273)	1,014
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(78)	(17)	53	25
Other comprehensive income (loss) attributable to Walmart	207	755	(1,220)	1,039

Comprehensive income, net of income taxes	3,920	5,131	5,645	9,099
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(238)	(283)	(49)	(374)
Comprehensive income attributable to Walmart	$3,682	$4,848	$5,596	$8,725
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,751	$9,135	$6,184
Receivables, net	5,275	6,778	6,146
Inventories	45,007	45,141	45,451
Prepaid expenses and other	2,099	2,224	1,851
Total current assets	58,132	63,278	59,632
Property and equipment:
Property and equipment	178,899	177,395	177,975
Less accumulated depreciation	(66,075)	(63,115)	(61,709)
Property and equipment, net	112,824	114,280	116,266
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	7,194	5,239	5,549
Less accumulated amortization	(3,507)	(2,864)	(3,092)
Property under capital lease and financing obligations, net	3,687	2,375	2,457

Goodwill	17,799	18,102	19,758
Other assets and deferred charges	6,178	5,455	5,649
Total assets	$198,620	$203,490	$203,762

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$1,725	$1,592	$3,516
Accounts payable	37,225	38,410	36,828
Dividends payable	3,162	—	3,100
Accrued liabilities	18,290	19,152	18,237
Accrued income taxes	373	1,021	511
Long-term debt due within one year	4,024	4,791	4,639
Capital lease and financing obligations due within one year	463	287	301
Total current liabilities	65,262	65,253	67,132

Long-term debt	38,581	40,889	42,801
Long-term capital lease and financing obligations	4,262	2,606	2,695
Deferred income taxes and other	8,391	8,805	8,311

Commitments and contingencies

Equity:
Common stock	321	323	323
Capital in excess of par value	1,979	2,462	2,208
Retained earnings	84,959	85,777	77,172
Accumulated other comprehensive income (loss)	(8,388)	(7,168)	(1,957)
Total Walmart shareholders' equity	78,871	81,394	77,746
Nonredeemable noncontrolling interest	3,253	4,543	5,077
Total equity	82,124	85,937	82,823
Total liabilities and equity	$198,620	$203,490	$203,762
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2015	3,228	$323	$2,462	$85,777	$(7,168)	$81,394	$4,543	$85,937
Consolidated net income	—	—	—	6,816	—	6,816	102	6,918
Other comprehensive income, net of income taxes	—	—	—	—	(1,220)	(1,220)	(53)	(1,273)
Cash dividends declared ($1.96 per share)	—	—	—	(6,314)	—	(6,314)	—	(6,314)
Purchase of Company stock	(18)	(2)	(37)	(1,312)	—	(1,351)	—	(1,351)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(771)	(771)
Other	5	—	(446)	(8)	—	(454)	(568)	(1,022)
Balances as of July 31, 2015	3,215	$321	$1,979	$84,959	$(8,388)	$78,871	$3,253	$82,124
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2015	2014
Cash flows from operating activities:
Consolidated net income	$6,918	$8,085
Income from discontinued operations, net of income taxes	—	(285)
Income from continuing operations	6,918	7,800
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,658	4,527
Deferred income taxes	(396)	79
Other operating activities	532	667
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	683	704
Inventories	(227)	(403)
Accounts payable	(562)	(420)
Accrued liabilities	(860)	(596)
Accrued income taxes	(644)	(458)
Net cash provided by operating activities	10,102	11,900

Cash flows from investing activities:
Payments for property and equipment	(5,044)	(5,113)
Proceeds from the disposal of property and equipment	287	90
Proceeds from the disposal of certain operations	246	671
Other investing activities	(91)	12
Net cash used in investing activities	(4,602)	(4,340)

Cash flows from financing activities:
Net change in short-term borrowings	274	(4,130)
Proceeds from issuance of long-term debt	42	4,565
Payments of long-term debt	(3,159)	(2,868)
Dividends paid	(3,157)	(3,094)
Purchase of Company stock	(1,283)	(933)
Dividends paid to noncontrolling interest	(434)	(339)
Purchase of noncontrolling interest	(847)	(1,720)
Other financing activities	(210)	(236)
Net cash used in financing activities	(8,774)	(8,755)

Effect of exchange rates on cash and cash equivalents	(110)	98

Net increase (decrease) in cash and cash equivalents	(3,384)	(1,097)
Cash and cash equivalents at beginning of year	9,135	7,281
Cash and cash equivalents at end of period	$5,751	$6,184
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of July 2015 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $941 million, net of a reserve for doubtful accounts of $70 million at July 31, 2015, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $114 million at January 31, 2015. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At July 31, 2015 and January 31, 2015, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016.  The Company will adopt this ASU on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Management is currently evaluating this standard, including which transition approach to use, and does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Management elected to early adopt this new guidance effective for the first quarter of fiscal year 2016 and has applied the changes retrospectively to all periods presented. Adoption of this ASU did not materially impact the Company's consolidated net income, financial position or cash flows.
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three and six months ended July 31, 2015 and 2014.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2015	2014	2015	2014
Numerator
Income from continuing operations	$3,635	$4,089	$6,918	$7,800
Income from continuing operations attributable to noncontrolling interest	(160)	(166)	(102)	(295)
Income from continuing operations attributable to Walmart	$3,475	$3,923	$6,816	$7,505

Denominator
Weighted-average common shares outstanding, basic	3,221	3,230	3,226	3,231
Dilutive impact of stock options and other share-based awards	10	11	11	13
Weighted-average common shares outstanding, diluted	3,231	3,241	3,237	3,244

Income per common share from continuing operations attributable to Walmart
Basic	$1.08	$1.22	$2.11	$2.32
Diluted	1.08	1.21	2.11	2.31

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total accumulated other comprehensive income (loss) for the six months ended July 31, 2015:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2015	$(7,011)	$656	$(134)	$(679)	$(7,168)
Other comprehensive income (loss) before reclassifications	(1,194)	(81)	(39)	80	(1,234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	20	(6)	14
Balances as of July 31, 2015	$(8,205)	$575	$(153)	$(605)	$(8,388)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from long-term debt	—	42	42
Repayments of long-term debt	(3,159)	—	(3,159)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	392	(350)	42
Balances as of July 31, 2015	$4,024	$38,581	$42,605
Issuances
The Company did not have any material long-term debt issuances during the six months ended July 31, 2015, but received proceeds from other, smaller long-term debt issuances by several of its non-U.S. operations.
Maturities
During the six months ended July 31, 2015, the following long-term debt matured and was repaid:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 1, 2015	750 USD	Fixed	2.875%	$750
July 1, 2015	750 USD	Fixed	4.500%	750
July 8, 2015	750 USD	Fixed	2.250%	750
July 28, 2015	30,000 JPY	Floating	Floating	243
July 28, 2015	60,000 JPY	Fixed	0.940%	487
				$2,980
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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2015 and January 31, 2015, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2015		January 31, 2015
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$(11)	$500	$12
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	154	1,250	207
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	4,358	(271)	4,329	(317)
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	—	—	255	(1)
Total	$10,608	$(128)	$6,334	$(99)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and six months ended July 31, 2015, or for the fiscal year ended January 31, 2015.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2015 and January 31, 2015, are as follows:

	July 31, 2015		January 31, 2015
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$42,605	$48,961	$45,680	$56,237

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $330 million and $323 million at July 31, 2015 and January 31, 2015, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at July 31, 2015 or January 31, 2015, respectively. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At July 31, 2015 and January 31, 2015, the Company had ¥10 billion and ¥100 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at July 31, 2015 and January 31, 2015 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

Cash Flow Instruments
The Company was a party to receive variable-rate, pay fixed-rate interest rate swaps that matured in July 2015. The Company used these interest rate swaps to hedge the interest rate risk of certain non-U.S. denominated debt. The swaps were designated as cash flow hedges of interest expense risk. Amounts reported in accumulated other comprehensive income (loss) related to these derivatives were reclassified from accumulated other comprehensive income (loss) to earnings as interest was expensed for the Company's variable-rate debt, converting the variable-rate interest expense into fixed-rate interest expense.
The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are re-measured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative's cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that re-measurement and the adjustment to earnings for the period's allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from April 2022 to March 2034.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2015			January 31, 2015
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$—	$—	$—
Other assets and deferred charges	11	154	343	12	207	293
Derivative asset subtotals	$11	$154	$343	$12	$207	$293

Accrued liabilities	$—	$—	$—	$—	$—	$1
Deferred income taxes and other	22	—	614	—	—	610
Derivative liability subtotals	$22	$—	$614	$—	$—	$611

Nonderivative hedging instruments
Long-term debt due within one year	$—	$—	$—	$—	$766	$—
Long-term debt	—	3,981	—	—	3,850	—
Nonderivative hedge liability subtotals	$—	$3,981	$—	$—	$4,616	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2015, authorization for $9.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	17.1	12.3
Average price paid per share	$75.27	$75.96
Total amount paid for share repurchases	$1,283	$933

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

The dividend installments payable on April 6, 2015, June 1, 2015 and September 8, 2015, were paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. On June 10, 2011, the Pennsylvania Superior Court of Appeals issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. On December 15, 2014, the Pennsylvania Supreme Court issued its opinion affirming the Superior Court of Appeals' decision. At that time, the Company recorded expenses of $249 million for the judgment amount and post-judgment interest incurred to date. The Company will continue to accrue for the post-judgment interest until final resolution. However, the Company continues to believe it has substantial factual and legal defenses to the claims at issue, and, on March 13, 2015, the Company filed a petition for writ of certiorari with the U.S. Supreme Court. On April 20, 2015, the plaintiffs filed their response in opposition and on May 4, 2015, the Company filed its reply brief.
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 6,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the near future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings, contending that the High Court, which is the superior first instance civil court in the UK that is headquartered in the Royal Courts of Justice in the City of London, is the more convenient and appropriate forum to hear these claims. On March 23, 2015, ASDA also asked the Employment Tribunal to "strike out" substantially all of the claims for failing to comply with Employment Tribunal rules. On July 23, 2015, the Employment Tribunal denied ASDA's requests to stay all proceedings and to "strike out" substantially all of the claims. On September 2, 2015, ASDA filed a Notice of Appeal with the Employment Appeal Tribunal seeking to appeal both rulings. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2015 and 2014, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2015	2014	2015	2014
Ongoing inquiries and investigations	$23	$31	$48	$65
Global compliance program and organizational enhancements	7	12	15	31
Total	$30	$43	$63	$96
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

Note 10. Acquisitions, Disposals and Related Items
During the six months ended July 31, 2015, the Company completed the following transaction that impacts the operations of Walmart International:
Yihaodian
In July 2015, the Company completed the purchase of all of the remaining noncontrolling interest in Yihaodian, our e-commerce operations in China, for approximately $760 million, using existing cash to complete this transaction.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2015	2014	2015	2014
Net sales:
Walmart U.S.	$73,959	$70,601	$144,204	$138,453
Walmart International	30,637	33,872	60,915	66,296
Sam's Club	14,734	14,863	28,213	28,754
Net sales	$119,330	$119,336	$233,332	$233,503
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2015	2014	2015	2014
Operating income (loss):
Walmart U.S.	$4,819	$5,252	$9,458	$10,227
Walmart International	1,277	1,489	2,347	2,691
Sam's Club	428	494	855	973
Corporate and support	(455)	(495)	(911)	(958)
Operating income	6,069	6,740	11,749	12,933
Interest, net	543	538	1,367	1,106
Income from continuing operations before income taxes	$5,526	$6,202	$10,382	$11,827

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve nearly 260 million customers who visit our over 11,000 stores under 72 banners in 28 countries and e-commerce websites in 11 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"), while fostering a culture that rewards and embraces mutual respect, integrity and diversity. EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so those cost savings can be passed along to our customers. Our digital and physical presence, which we are investing in to integrate, provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
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
As previously disclosed in the Company's Form 8-K furnished on August 18, 2015, we have been engaged in a review of the accounting treatment of leases. As part of this ongoing global review, we are assessing our historical application of Accounting Standards Codification ("ASC") 840, Leases, regarding lessee involvement in the construction of leased assets. While we are in the final stages of management's assessment and review of the impact of the related errors, management believes that the maximum cumulative adjustment to the accompanying Balance Sheets, Statements of Income and Statements of Cash Flows is immaterial for all periods. We anticipate recording the immaterial cumulative adjustment in the third quarter of fiscal 2016. These immaterial errors resulted from the failure to appropriately consider the implications of ASC 840 with respect to lessee involvement in the construction of leased assets. In a number of our leases, payments we have made for certain structural components included in the lessor's construction of the leased assets will result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, ASC 840 defines those payments as automatic indicators of ownership and requires the Company to capitalize the lessor's total project cost on the balance sheet with a corresponding financing obligation. Generally, in these situations, the Company has not historically accounted for the total project costs of the lessor as owned assets. Additionally, upon completion of the lessor's project, the

Company must perform a sale-leaseback analysis pursuant to ASC 840 to determine if the Company can derecognize these assets and the related financing obligation from its Balance Sheet. In a substantial number of our leases, due to many of the same factors that required the Company to originally account for the total project costs as owned assets (for example, a portion of the construction costs is reimbursed to the Company via lowered rental payments), we are deemed to have "continuing involvement," which precludes the Company from derecognizing these leased assets when construction is complete. In such cases, the leased assets and the related financing obligation remain on the Balance Sheet and are amortized over the lease term.
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2016 ("fiscal 2016") and January 31, 2015 ("fiscal 2015"), should be read in conjunction with our Condensed Consolidated Financial Statements as of July 31, 2015, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2015, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2015, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2015			2014		2015			2014
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$73,959	62.0%	4.8%	$70,601	59.1%	$144,204	61.8%	4.2%	$138,453	59.3%
Walmart International	30,637	25.7%	(9.6)%	33,872	28.4%	60,915	26.1%	(8.1)%	66,296	28.4%
Sam's Club	14,734	12.3%	(0.9)%	14,863	12.5%	28,213	12.1%	(1.9)%	28,754	12.3%
Net sales	$119,330	100.0%	0.0%	$119,336	100.0%	$233,332	100.0%	(0.1)%	$233,503	100.0%
Our consolidated net sales were flat for the three months ended July 31, 2015 and decreased 0.1% for the six months ended July 31, 2015, when compared to the same periods in the previous fiscal year. Net sales were negatively impacted by $4.2 billion and $7.4 billion of fluctuations in currency exchange rates and $490 million and $1.1 billion of decreases in fuel sales due to lower fuel prices for the three and six months ended July 31, 2015, respectively. The decreases were offset by 2.5% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and six months ended July 31, 2015 and 2014, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.9%	0.2%	0.0%	0.0%	1.3%	(0.1)%	0.0%	0.0%
Sam's Club	(2.2)%	0.6%	(3.6)%	0.5%	(3.2)%	(0.3)%	(3.9)%	0.0%
Total U.S.	1.2%	0.2%	(0.7)%	0.1%	0.5%	(0.2)%	(0.7)%	0.0%

Comparable store and club sales in the U.S., including fuel, increased 1.2% and 0.5% for the three and six months ended July 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by continued traffic improvement and higher e-commerce sales at the Walmart U.S. segment, partially offset by the negative impact of lower fuel sales due to lower fuel prices at the Sam's Club segment. E-commerce sales positively impacted Walmart U.S. comparable sales approximately 0.2% and 0.3% for the three and six months ended July 31, 2015, respectively, compared to positive impacts of approximately 0.3% for both the three and six months ended July 31, 2014. E-commerce sales positively impacted Sam's Club comparable sales approximately 0.5% for both the three and six months ended July 31, 2015, compared to positive impacts of approximately 0.2% for both the three and six months ended July 31, 2014.
Strategic Growth Investments
During the six months ended July 31, 2015, we made capital investments globally of $5.0 billion. These capital investments primarily consisted of payments to add new and remodel stores and clubs, construct distribution centers and invest in technology. In addition, we made operational investments of approximately $630 million in e-commerce, compared to approximately $430 million in the same period in the previous fiscal year. We also made investments of approximately $435 million in connection with the new associate wage structure and comprehensive associate training and educational programs announced during the first quarter of fiscal 2016.

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
ROI was 16.2% and 16.7% for the trailing twelve months ended July 31, 2015 and 2014, respectively. The decline in ROI was primarily due to continued capital investments, as well as our decrease in operating income.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the fiscal year or trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average accumulated amortization, less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing 12 months multiplied by a factor of eight. When we have discontinued operations, we exclude the impact of the discontinued operations.
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

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2015	2014
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,963	$26,590
+ Interest income	100	95
+ Depreciation and amortization	9,304	8,995
+ Rent	2,755	2,896
= Adjusted operating income	$38,122	$38,576

Denominator
Average total assets of continuing operations(1)	$201,191	$202,261
+ Average accumulated depreciation and amortization(1)	67,192	61,328
- Average accounts payable(1)	37,027	36,765
- Average accrued liabilities(1)	18,264	18,427
+ Rent x 8	22,040	23,168
= Average invested capital	$235,132	$231,565
Return on investment (ROI)	16.2%	16.7%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$15,932	$16,214
Denominator
Average total assets of continuing operations(1)	$201,191	$202,261
Return on assets (ROA)	7.9%	8.0%

	As of July 31,
	2015	2014	2013
Certain Balance Sheet Data
Total assets of continuing operations	$198,620	$203,762	$200,760
Accumulated depreciation and amortization	69,582	64,801	57,855
Accounts payable	37,225	36,828	36,701
Accrued liabilities	18,290	18,237	18,616

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $5.1 billion for the six months ended July 31, 2015, compared to free cash flow of $6.8 billion for the six months ended July 31, 2014. The decrease in free cash flow was due to lower income from continuing operations and the timing of payments.
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

	Six Months Ended July 31,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$10,102	$11,900
Payments for property and equipment	(5,044)	(5,113)
Free cash flow	$5,058	$6,787

Net cash used in investing activities(1)	$(4,602)	$(4,340)
Net cash used in financing activities	(8,774)	(8,755)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Total revenues	$120,229	$120,125	$235,055	$235,085
Percentage change from comparable period	0.1%	2.8%	0.0%	1.8%
Net sales	$119,330	$119,336	$233,332	$233,503
Percentage change from comparable period	0.0%	2.8%	(0.1)%	1.8%
Total U.S. calendar comparable store and club sales increase (decrease)	1.2%	0.2%	0.5%	(0.2)%
Gross profit margin as a percentage of net sales	24.5%	24.6%	24.3%	24.3%
Operating income	$6,069	$6,740	$11,749	$12,933
Operating income as a percentage of net sales	5.1%	5.7%	5.0%	5.5%
Income from continuing operations	$3,635	$4,089	$6,918	$7,800
Unit counts at period end	11,532	11,053	11,532	11,053
Retail square feet at period end	1,140	1,113	1,140	1,113
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 0.1% for the three months ended July 31, 2015, and were flat for the six months ended July 31, 2015 when compared to the same periods in the previous fiscal year. Net sales were flat for the three months ended July 31, 2015 and decreased 0.1% for the six months ended July 31, 2015. Net sales were negatively impacted by $4.2 billion and $7.4 billion of fluctuations in currency exchange rates and $490 million and $1.1 billion of decreases in fuel sales due to lower fuel prices for the three and six months ended July 31, 2015, respectively. The decreases were offset by 2.5% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Our gross profit rates were relatively flat for the three and six months ended July 31, 2015, respectively, when compared to the same periods in the previous fiscal year. Changes in the merchandise mix in the International segment and a reduction in low margin fuel sales in the Sam's Club segment positively impacted our gross profit rates, while continued pharmacy reimbursement pressure and a lower mix of higher margin cash transactions at the Walmart U.S. segment negatively impacted our gross profit rates.
For the three and six months ended July 31, 2015, operating expenses as a percentage of net sales increased 61 and 59 basis points, respectively, when compared to the same periods in the previous fiscal year. An increase in wage expense at the Walmart U.S. segment due to the new associate wage structure and increased associate hours to improve the overall customer experience, our continued investments in digital retail and increased employment claim contingencies and higher utility rates in Brazil were the primary factors that caused operating expenses as a percentage of net sales to increase for the three and six months ended July 31, 2015.
As a result of the factors discussed above, operating income decreased $671 million and $1.2 billion for the three and six months ended July 31, 2015, respectively, compared to the same periods in the previous fiscal year.
Our effective income tax rates were 34.2% and 33.4% for the three and six months ended July 31, 2015, respectively, compared to 34.1% for both of the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.6 billion and $6.9 billion of consolidated income from continuing operations for the three and six months ended July 31, 2015, respectively, a decrease of $454 million and $882 million, respectively, when compared to the same periods in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.08 and $2.11 for the three and six months ended July 31, 2015, respectively, a decrease compared to EPS of $1.21 and $2.31 for the three and six months ended July 31, 2014, respectively.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Net sales	$73,959	$70,601	$144,204	$138,453
Percentage change from comparable period	4.8%	2.7%	4.2%	2.3%
Calendar comparable store sales increase (decrease)	1.9%	0.2%	1.3%	(0.1)%
Operating income	$4,819	$5,252	$9,458	$10,227
Operating income as a percentage of net sales	6.5%	7.4%	6.6%	7.4%
Unit counts at period end	4,588	4,281	4,588	4,281
Retail square feet at period end	685	668	685	668
Net sales for the Walmart U.S. segment increased 4.8% and 4.2% for the three and six months ended July 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 2.6%, as well as increases in comparable store sales of 1.9% and 1.3% for the three and six months ended July 31, 2015, respectively. Positive customer traffic and higher e-commerce sales contributed to the increases in comparable store sales in both periods.
Gross profit rate decreased 41 and 27 basis points for the three and six months ended July 31, 2015, respectively, compared to the same periods in the previous fiscal year. Within pharmacy, the decreases were primarily due to continued reimbursement pressure and a lower mix of higher margin cash transactions, reflecting a marketplace shift in which more customers are now benefiting from greater drug insurance coverage. In addition, higher overall inventory shrink contributed to the decreases in the gross profit rate for both the three and six months ended July 31, 2015.
For the three and six months ended July 31, 2015, operating expenses as a percentage of segment net sales increased 50 and 55 basis points, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by an increase in wage expense due to the new associate wage structure and increased associate hours to improve the overall customer experience. In addition, increases in store associate incentive expense and our continued investments in digital retail and information technology contributed to the increases in operating expenses as a percentage of segment net sales.
As a result of the factors discussed above, segment operating income decreased $433 million and $769 million for the three and six months ended July 31, 2015, respectively, compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Net sales	$30,637	$33,872	$60,915	$66,296
Percentage change from comparable period	(9.6)%	3.1%	(8.1)%	0.9%
Operating income	$1,277	$1,489	$2,347	$2,691
Operating income as a percentage of net sales	4.2%	4.4%	3.9%	4.1%
Unit counts at period end	6,293	6,132	6,293	6,132
Retail square feet at period end	368	359	368	359
Net sales for the Walmart International segment decreased 9.6% and 8.1% for the three and six months ended July 31, 2015, respectively, when compared to the same period in the previous fiscal year. The decreases in net sales were primarily due to $4.2 billion and $7.4 billion of negative impacts from fluctuations in currency exchange rates for the three and six months ended July 31, 2015, respectively. These decreases were partially offset by year-over-year growth in retail square feet of 2.5% and positive comparable sales in Mexico and Canada.
Gross profit rate increased 33 and 17 basis points for the three and six months ended July 31, 2015, when compared to the same periods in the previous fiscal year. The increases in the gross profit rate were primarily due to changes in the merchandise mix.
Operating expenses as a percentage of segment net sales increased 68 and 48 basis points for the three and six months ended July 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales for the three months ended July 31, 2015 was primarily driven by increased employment claim contingencies and higher utility rates in Brazil. In addition, continued investments in global e-commerce contributed to the increases in operating expenses as a percentage of segment net sales for the three and six months ended July 31, 2015.
As a result of the factors discussed above, segment operating income decreased $212 million and $344 million for the three and six months ended July 31, 2015, respectively, compared to the same periods in the previous fiscal year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Including Fuel
Net sales	$14,734	$14,863	$28,213	$28,754
Percentage change from comparable period	(0.9)%	2.3%	(1.9)%	1.2%
Calendar comparable club sales increase (decrease)	(2.2)%	0.6%	(3.2)%	(0.3)%
Operating income	$428	$494	$855	$973
Operating income as a percentage of net sales	2.9%	3.3%	3.0%	3.4%
Unit counts at period end	651	640	651	640
Retail square feet at period end	87	86	87	86

Excluding Fuel
Net sales	$13,395	$13,034	$25,758	$25,249
Percentage change from comparable period	2.8%	1.7%	2.0%	1.1%
Operating income	$421	$466	$857	$943
Operating income as a percentage of net sales	3.1%	3.6%	3.3%	3.7%
Net sales for the Sam's Club segment decreased 0.9% and 1.9% for the three and six months ended July 31, 2015, respectively, when compared to the same periods of the previous fiscal year. The decreases in net sales were primarily due to declines in comparable club sales, which were driven by decreases of $490 million and $1.1 billion in fuel sales from lower fuel prices for the three and six months ended July 31, 2015, respectively, partially offset by higher e-commerce sales at samsclub.com. Furthermore, the decreases in net sales were partially offset by year-over-year growth in retail square feet of 1.7%.
Gross profit rate decreased 5 basis points for the three months ended July 31, 2015, when compared to the same period in the previous fiscal year, primarily due to the segment's continued investment in the Cash Rewards program and increased seasonal markdowns. The decrease was partially offset by the reduction in low margin fuel sales. Gross profit rate increased 10 basis points for the six months ended July 31, 2015, when compared to the same period in the previous fiscal year. The gross profit rate benefited from a reduction in low margin fuel sales, partially offset by the segment's continued investment in the Cash Rewards program.
Membership and other income increased 6.4% and 5.6% for the three and six months ended July 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily the result of increased membership upgrades and Plus member renewals.
For the three and six months ended July 31, 2015, operating expenses as a percentage of segment net sales increased 53 and 63 basis points compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to lower fuel sales on fixed expenses related to operating our fuel stations, and investments in new clubs, digital retail and information technology.
As a result of the factors discussed above, segment operating income decreased $66 million and $118 million for the three and six months ended July 31, 2015, respectively, compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$10,102	$11,900
Net cash provided by operating activities was $10.1 billion and $11.9 billion for the six months ended July 31, 2015 and 2014, respectively. The decrease in net cash provided by operating activities was due to lower income from continuing operations and the timing of payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $5.8 billion and $6.2 billion at July 31, 2015 and 2014, respectively. Our working capital deficit was $7.1 billion and $7.5 billion at July 31, 2015 and 2014, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned, either from operations or through intercompany financing arrangements, and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of July 31, 2015 and January 31, 2015, cash and cash equivalents of approximately $1.2 billion and $1.7 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2015	2014
Net cash used in investing activities	$(4,602)	$(4,340)
Net cash used in investing activities was $4.6 billion and $4.3 billion for the six months ended July 31, 2015 and 2014, respectively, and generally consisted of payments to add stores, remodel existing stores, expand our digital retail capabilities and invest in other technologies. Net cash used in investing activities increased $262 million for the six months ended July 31, 2015, when compared to the same period in the previous fiscal year, primarily due to fewer proceeds received from the disposal of certain operations. In July 2015, we received cash proceeds of $246 million in connection with the sale of our bank operations in Mexico compared to cash proceeds of $671 million received in May 2014 in connection with the sale of the Vips restaurant business in Mexico. Both transactions are reflected in proceeds from disposal of certain operations. The sale of the Vips restaurant business is further described in Note 10 to our Condensed Financial Statements.

Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2015	2014
Net cash used in financing activities	(8,774)	(8,755)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was flat for the six months ended July 31, 2015, when compared to the same period in the previous fiscal year.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from issuance of long-term debt	—	42	42
Payments of long-term debt	(3,159)	—	(3,159)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	392	(350)	42
Balances as of July 31, 2015	$4,024	$38,581	$42,605
Our total outstanding long-term debt balance decreased $3.1 billion for the six months ended July 31, 2015, primarily due to timing of issuances and maturities.
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
The dividend installments payable on April 6, 2015, June 1, 2015 and September 8, 2015, were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which we can make share repurchases. At July 31, 2015, authorization for $9.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	17.1	12.3
Average price paid per share	$75.27	$75.96
Total amount paid for share repurchases	$1,283	$933
Transactions with Noncontrolling Interests
As described in Note 10 to our Condensed Financial Statements, in July 2015, we completed the purchase of all of the remaining noncontrolling interest in Yihaodian, our e-commerce operations in China, for approximately $760 million, using existing cash to complete this transaction.

Capital Resources
We believe cash flows from continuing operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At July 31, 2015, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," our existing FCPA investigation and related matters and possible effects of those matters on Walmart’s business. In that Note 9, we also discuss, under the sub-caption "Legal Proceedings-ASDA Equal Value Claims," certain existing employment claims against ASDA. We also discuss various legal proceedings related to the FCPA investigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The ASDA employment claims and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of any material liability by the Company in connection with one or more of such matters upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2015 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2015. At July 31, 2015, the fair value of our derivative instruments had decreased approximately $29 million since January 31, 2015, primarily due to maturities and fluctuations in market interest rates during the six months ended July 31, 2015. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Mexico, Brazil and Canada were the primary cause of the $1.2 billion net loss for the six months ended July 31, 2015, in the currency translation and other category of accumulated other comprehensive income (loss).
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2015, included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, updating existing systems, automating manual processes, migrating certain processes to our shared services organizations and increasing monitoring controls. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
During the second quarter of fiscal 2016, we identified a material weakness in our controls over accounting for leases, as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.
The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misinterpretation and historical misapplication of Accounting Standards Codification ("ASC") 840, Leases, regarding sale-leaseback accounting, including lessee involvement in the construction of leased assets. Specifically, we did not have adequate controls in place to properly identify and account for leases that were subject to the sale-leaseback accounting guidance, including leases in which we made payments for certain structural components included in the lessor's construction of the leased assets, which should have resulted in the Company being deemed the owner of the leased assets for accounting purposes.
To remediate the material weakness described above, we have initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly apply sale-leaseback accounting, including lessee involvement in the construction of leased assets, under ASC 840. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2016.
Except as noted above, there has been no change in the Company's internal control over financial reporting as of July 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On April 6, 2015, representatives for the Brazilian Institute of the Environment alleged that WMS Supermercados do Brasil Ltda ("Walmart Brazil"), a subsidiary of the Company, had failed to file required reports documenting the number of tires imported, sold and recycled.  The agency proposed a penalty of approximately $857,000 and prohibited Walmart Brazil from selling or importing tires until the matter is resolved.
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
In February 2014, a division of the Health Department of the City of Vitória notified Walmart Brazil, a subsidiary of the Company, that a wastewater leak had been observed in the parking lot of a store. Walmart Brazil took steps to address the situation and is cooperating with the agency to resolve the issue.
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
In April and May 2011, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that five stores may have been constructed without first obtaining an environmental impact license as required, and for failing to comply with conditions required by those licenses. In 2014, the Ministry informed Arrendadora that four additional stores may have been constructed with the same deficiencies. The Ministry has proposed a penalty of approximately $178,000 for the five original stores and $857,000 for the four additional stores. The Ministry has also required the Company to obtain the licenses and comply with the conditions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. The current $15.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2015, authorization for $9.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2015, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2015	2,680,453	$78.04	2,680,453	$9.8
June 1-30, 2015	3,980,196	73.16	3,980,196	9.5
July 1-31, 2015	6,914,935	72.66	6,914,935	9.0
Total	13,575,584		13,575,584

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2015 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2016; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I., Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the Company’s strategy and the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment and relating to the Company's expectations regarding making certain cumulative adjustments to the Company's balance sheets, statements of income and statements of cash flows relating to the Company's accounting treatment for leases in the third quarter of fiscal 2016 and the immateriality of those cumulative adjustments; statements under the caption "Company Performance Metrics" regarding Walmart continuing to grow through new stores and clubs and through increasing comparable store and club sales, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth and with respect to Walmart's objective of balancing growth with returns and Walmart continuing to provide returns to our shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that the Company's sources of liquidity will be adequate to fund its operations, finance its global expansion activities, to pay dividends and to fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of certain cash and cash equivalents held outside of the United States in its foreign operations, its need and ability to repatriate certain amounts of cash held outside of the United States to the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations and potential taxes regarding repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends Paid" regarding the payment of dividends in the remainder of fiscal year 2016; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company’s cash flows from continuing operations, its current cash position and access to capital markets continuing to be sufficient to meet the Company’s anticipated operating cash needs and for the effect that lower ratings of Walmart's commercial paper and rated series of long-term debt would have on Walmart's access to the commercial paper and long-term debt markets and Walmart's cost of funds; and

•
in Part I., Item 4. "Controls and Procedures": the statements regarding the expectation of the remediation of the material weakness in internal controls over financial reporting regarding sale-leaseback accounting, including lessee involvement in the construction of leased assets under ASC 840 prior to the end of fiscal year 2016; and

•
statements in Part II., Item 1. "Legal Proceedings" regarding management's expectations with respect to the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed in Part II., Item 1. may have on Walmart's financial condition and results of operations, as well as other statements about Walmart's future performance, occurrences, plans and objectives, including financial and performance objectives and goals.

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	geopolitical conditions and events;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, and demand for certain merchandise;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates;

•	competitive pressures;
Operating Factors

•	the Company's overall financial performance in a particular period, including amounts of Walmart's consolidated net sales and operating expenses for a particular period;

•	the amounts of the Company's consolidated cash flows, the cash flows of the Company's U.S. businesses and the cash flows of the Company's international operations in a particular period;

•	the Company's overall liquidity and liquidity requirements of its global operations, its operations in the U.S. and its international operations in a particular period;

•
the effects that the Company's overall liquidity, liquidity requirements, globally and in each country in which the Company operates, and access to the capital markets at pertinent times has on the Company's funding of its operations, capital expenditures, dividend payments, and share repurchases;

•	unanticipated changes in the Company's strategy for its business;

•	the Company's need to repatriate into the United States the cash held by the Company outside of the United States;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells and the amounts of merchandise Walmart sells in U.S. dollars and in each other currency in which Walmart conducts operations;

•	the shrinkage that Walmart experiences;

•	consumer acceptance of Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings;

•	Walmart's cost of goods sold and the cost to Walmart of non-inventory assets other than real property assets;

•	the cost to Walmart of transportation, energy and utility services;

•	Walmart’s selling prices of gasoline and diesel fuel and the volumes of gasoline and diesel fuel sold by each operating segment of Walmart in various fiscal periods;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	turnover in Walmart's workforce;

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

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	factors that may affect Walmart's effective income tax rate for fiscal year 2016 and fluctuations of the effective tax rate from quarter to quarter as discussed above;

•	changes in accounting judgments and estimates;

•
the outcome of the Company’s review of its accounting treatment of leases, the total project costs associated with leased assets that must be treated as owned assets of the Company and have not previously been treated as such and the rents and other amounts payable under or associated with the leases to which such leased assets are subject or such leased assets;

•
the outcome of the Company's remediation plan and approach to the material weakness in internal control over financial reporting regarding sale-leaseback accounting, including lessee involvement in the construction of leased assets under ASC 840 prior to the end of fiscal year 2016;

Regulatory and Other Factors

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	adoption of, expansion to, or changes in tax, labor and other laws and regulations that affect the Company's business, including changes in corporate tax rates;

•	tariff rates and trade restrictions;

•	changes in currency control laws;

•	the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and changes in generally accepted accounting principles in the United States.
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

WAL-MART STORES, INC.

Date: September 9, 2015	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2015	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2015	By:	/s/ Steven P. Whaley
Steven P. Whaley Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company, the Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, and the Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999 are incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Registration Statement on Form S-3 of the Company (File Number 333-178385) filed with the SEC on December 8, 2011.

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