Form 10-Q
period 2015-10-31
WAL MART STORES INC
filed 2015-12-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2015.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,201,893,234 shares of common stock outstanding as of November 30, 2015.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2015	2014	2015	2014
Revenues:
Net sales	$116,598	$118,076	$349,930	$351,579
Membership and other income	810	925	2,533	2,507
Total revenues	117,408	119,001	352,463	354,086
Costs and expenses:
Cost of sales	87,446	89,247	263,985	265,971
Operating, selling, general and administrative expenses	24,248	23,489	71,015	68,917
Operating income	5,714	6,265	17,463	19,198
Interest:
Debt	509	561	1,555	1,601
Capital lease and financing obligations	64	115	428	237
Interest income	(21)	(20)	(64)	(76)
Interest, net	552	656	1,919	1,762
Income from continuing operations before income taxes	5,162	5,609	15,544	17,436
Provision for income taxes	1,748	1,783	5,212	5,810
Income from continuing operations	3,414	3,826	10,332	11,626
Income from discontinued operations, net of income taxes	—	—	—	285
Consolidated net income	3,414	3,826	10,332	11,911
Consolidated net income attributable to noncontrolling interest	(110)	(115)	(212)	(514)
Consolidated net income attributable to Walmart	$3,304	$3,711	$10,120	$11,397

Basic net income per common share:
Basic income per common share from continuing operations attributable to Walmart	$1.03	$1.15	$3.14	$3.47
Basic income per common share from discontinued operations attributable to Walmart	—	—	—	0.06
Basic net income per common share attributable to Walmart	$1.03	$1.15	$3.14	$3.53

Diluted net income per common share:
Diluted income per common share from continuing operations attributable to Walmart	$1.03	$1.15	$3.13	$3.46
Diluted income per common share from discontinued operations attributable to Walmart	—	—	—	0.05
Diluted net income per common share attributable to Walmart	$1.03	$1.15	$3.13	$3.51

Weighted-average common shares outstanding:
Basic	3,210	3,229	3,221	3,231
Diluted	3,219	3,240	3,231	3,243

Dividends declared per common share	$—	$—	$1.96	$1.92
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2015	2014	2015	2014
Consolidated net income	$3,414	$3,826	$10,332	$11,911
Less consolidated net income attributable to nonredeemable noncontrolling interest	(110)	(115)	(212)	(514)
Consolidated net income attributable to Walmart	3,304	3,711	10,120	11,397

Other comprehensive income (loss), net of income taxes
Currency translation and other	(2,694)	(2,509)	(3,941)	(1,429)
Net investment hedges	182	169	101	101
Cash flow hedges	(56)	(161)	(75)	(165)
Minimum pension liability	(1)	10	73	16
Other comprehensive income (loss), net of income taxes	(2,569)	(2,491)	(3,842)	(1,477)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	298	197	351	222
Other comprehensive income (loss) attributable to Walmart	(2,271)	(2,294)	(3,491)	(1,255)

Comprehensive income, net of income taxes	845	1,335	6,490	10,434
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	188	82	139	(292)
Comprehensive income attributable to Walmart	$1,033	$1,417	$6,629	$10,142
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,990	$9,135	$6,718
Receivables, net	5,012	6,778	6,091
Inventories	50,706	45,141	51,501
Prepaid expenses and other	2,404	2,224	1,531
Total current assets	65,112	63,278	65,841
Property and equipment:
Property and equipment	176,660	177,395	177,494
Less accumulated depreciation	(65,825)	(63,115)	(62,519)
Property and equipment, net	110,835	114,280	114,975
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	10,948	5,239	5,632
Less accumulated amortization	(4,827)	(2,864)	(3,115)
Property under capital lease and financing obligations, net	6,121	2,375	2,517

Goodwill	17,051	18,102	18,888
Other assets and deferred charges	6,025	5,455	5,447
Total assets	$205,144	$203,490	$207,668

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,960	$1,592	$6,019
Accounts payable	40,553	38,410	39,656
Dividends payable	1,589	—	1,553
Accrued liabilities	19,499	19,152	18,773
Accrued income taxes	587	1,021	383
Long-term debt due within one year	2,746	4,791	4,854
Capital lease and financing obligations due within one year	558	287	302
Total current liabilities	70,492	65,253	71,540

Long-term debt	38,617	40,889	41,519
Long-term capital lease and financing obligations	5,581	2,606	2,767
Deferred income taxes and other	7,824	8,805	7,789

Commitments and contingencies

Equity:
Common stock	321	323	323
Capital in excess of par value	2,006	2,462	2,223
Retained earnings	87,903	85,777	80,814
Accumulated other comprehensive income (loss)	(10,659)	(7,168)	(4,251)
Total Walmart shareholders' equity	79,571	81,394	79,109
Nonredeemable noncontrolling interest	3,059	4,543	4,944
Total equity	82,630	85,937	84,053
Total liabilities and equity	$205,144	$203,490	$207,668
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2015	3,228	$323	$2,462	$85,777	$(7,168)	$81,394	$4,543	$85,937
Consolidated net income	—	—	—	10,120	—	10,120	212	10,332
Other comprehensive income, net of income taxes	—	—	—	—	(3,491)	(3,491)	(351)	(3,842)
Cash dividends declared ($1.96 per share)	—	—	—	(6,314)	—	(6,314)	—	(6,314)
Purchase of Company stock	(23)	(2)	(46)	(1,672)	—	(1,720)	—	(1,720)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(794)	(794)
Other	5	—	(410)	(8)	—	(418)	(551)	(969)
Balances as of October 31, 2015	3,210	$321	$2,006	$87,903	$(10,659)	$79,571	$3,059	$82,630
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2015	2014
Cash flows from operating activities:
Consolidated net income	$10,332	$11,911
Income from discontinued operations, net of income taxes	—	(285)
Income from continuing operations	10,332	11,626
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,023	6,881
Deferred income taxes	(987)	(233)
Other operating activities	644	592
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	783	459
Inventories	(6,637)	(6,929)
Accounts payable	3,603	3,068
Accrued liabilities	662	583
Accrued income taxes	(418)	(577)
Net cash provided by operating activities	15,005	15,470

Cash flows from investing activities:
Payments for property and equipment	(8,223)	(8,243)
Proceeds from the disposal of property and equipment	362	459
Proceeds from the disposal of certain operations	246	671
Other investing activities	48	(44)
Net cash used in investing activities	(7,567)	(7,157)

Cash flows from financing activities:
Net change in short-term borrowings	3,537	(1,843)
Proceeds from issuance of long-term debt	41	5,120
Payments of long-term debt	(4,422)	(3,883)
Dividends paid	(4,728)	(4,639)
Purchase of Company stock	(1,720)	(1,015)
Dividends paid to noncontrolling interest	(609)	(401)
Purchase of noncontrolling interest	(890)	(1,804)
Other financing activities	(468)	(393)
Net cash used in financing activities	(9,259)	(8,858)

Effect of exchange rates on cash and cash equivalents	(324)	(18)

Net increase (decrease) in cash and cash equivalents	(2,145)	(563)
Cash and cash equivalents at beginning of year	9,135	7,281
Cash and cash equivalents at end of period	$6,990	$6,718
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of October 2015 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $944 million, net of a reserve for doubtful accounts of $71 million at October 31, 2015, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $114 million at January 31, 2015. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At October 31, 2015 and January 31, 2015, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016.  The Company will adopt this ASU on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Management is currently evaluating this standard, including which transition approach to use, and does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.

In April 2015, FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Management elected to early adopt this new guidance effective for the first quarter of fiscal year 2016, and has applied the changes retrospectively to all periods presented. Adoption of this ASU did not materially impact the Company's consolidated net income, financial position or cash flows.
Note 2. Net Income Per Common Share
Basic income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share from continuing operations attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share from continuing operations attributable to Walmart for the three and nine months ended October 31, 2015 and 2014.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2015	2014	2015	2014
Numerator
Income from continuing operations	$3,414	$3,826	$10,332	$11,626
Income from continuing operations attributable to noncontrolling interest	(110)	(115)	(212)	(410)
Income from continuing operations attributable to Walmart	$3,304	$3,711	$10,120	$11,216

Denominator
Weighted-average common shares outstanding, basic	3,210	3,229	3,221	3,231
Dilutive impact of stock options and other share-based awards	9	11	10	12
Weighted-average common shares outstanding, diluted	3,219	3,240	3,231	3,243

Income per common share from continuing operations attributable to Walmart
Basic	$1.03	$1.15	$3.14	$3.47
Diluted	1.03	1.15	3.13	3.46

Note 3. Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of total accumulated other comprehensive income (loss) for the nine months ended October 31, 2015:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2015	$(7,011)	$656	$(134)	$(679)	$(7,168)
Other comprehensive income (loss) before reclassifications	(3,590)	101	(104)	81	(3,512)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	29	(8)	21
Balances as of October 31, 2015	$(10,601)	$757	$(209)	$(606)	$(10,659)
Amounts reclassified from accumulated other comprehensive income (loss) for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from long-term debt	—	41	41
Repayments of long-term debt	(4,422)	—	(4,422)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	377	(313)	64
Balances as of October 31, 2015	$2,746	$38,617	$41,363
Issuances
The Company did not have any material long-term debt issuances during the nine months ended October 31, 2015, but received proceeds from a number of small, immaterial long-term debt issuances by several of its non-U.S. operations.
Maturities
During the nine months ended October 31, 2015, the following long-term debt matured and was repaid:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 1, 2015	750 USD	Fixed	2.875%	$750
July 1, 2015	750 USD	Fixed	4.500%	750
July 8, 2015	750 USD	Fixed	2.250%	750
July 28, 2015	30,000 JPY	Floating	Floating	243
July 28, 2015	60,000 JPY	Fixed	0.940%	487
October 25, 2015	1,250 USD	Fixed	1.500%	1,250
				$4,230
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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2015 and January 31, 2015, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2015		January 31, 2015
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$91	$500	$12
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as net investment hedges	1,250	192	1,250	207
Receive fixed-rate, pay fixed-rate cross-currency interest rate swaps designated as cash flow hedges	4,294	(370)	4,329	(317)
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedges	—	—	255	(1)
Total	$10,544	$(87)	$6,334	$(99)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2015, or for the fiscal year ended January 31, 2015.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2015 and January 31, 2015, are as follows:

	October 31, 2015		January 31, 2015
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$41,363	$47,280	$45,680	$56,237

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $341 million and $323 million at October 31, 2015 and January 31, 2015, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with these counterparties, the Company is also required to post collateral if the Company's net derivative liability position exceeds $150 million with any counterparty. The Company did not have any cash collateral posted with counterparties at October 31, 2015 or January 31, 2015. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive income (loss). At October 31, 2015 and January 31, 2015, the Company had ¥10 billion and ¥100 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at October 31, 2015 and January 31, 2015 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2015			January 31, 2015
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Prepaid expenses and other	$—	$—	$—	$—	$—	$—
Other assets and deferred charges	91	192	292	12	207	293
Derivative asset subtotals	$91	$192	$292	$12	$207	$293

Accrued liabilities	$—	$—	$—	$—	$—	$1
Deferred income taxes and other	—	—	662	—	—	610
Derivative liability subtotals	$—	$—	$662	$—	$—	$611

Nonderivative hedging instruments
Long-term debt due within one year	$—	$—	$—	$—	$766	$—
Long-term debt	—	3,940	—	—	3,850	—
Nonderivative hedge liability subtotals	$—	$3,940	$—	$—	$4,616	$—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. On October 13, 2015, the Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $8.6 billion of remaining authorization for share repurchases as of that date, with a new $20.0 billion share repurchase program. All of the share repurchases the Company made in the nine months ended October 31, 2015 were made on the share repurchase program that was replaced on October 13, 2015. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2015, authorization for $20.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	23.2	13.4
Average price paid per share	$74.20	$75.82
Total amount paid for share repurchases	$1,720	$1,015

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
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 6,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the near future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings, contending that the High Court, which is the superior first instance civil court in the UK that is headquartered in the Royal Courts of Justice in the City of London, is the more convenient and appropriate forum to hear these claims. On March 23, 2015, ASDA also asked the Employment Tribunal to "strike out" substantially all of the claims for failing to comply with Employment Tribunal rules. On July 23, 2015, the Employment Tribunal denied ASDA's requests to stay all proceedings and to "strike out" substantially all of the claims. On September 2, 2015, ASDA filed a Notice of Appeal with the Employment Appeal Tribunal seeking to appeal both rulings. On October 14, 2015, the Employment Appeal Tribunal denied ASDA's requests for an appeal. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2015 and 2014, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2015	2014	2015	2014
Ongoing inquiries and investigations	$22	$30	$70	$95
Global compliance program and organizational enhancements	8	11	23	42
Total	$30	$41	$93	$137
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

Note 10. Acquisitions, Disposals and Related Items
During the nine months ended October 31, 2015, the Company completed the following transaction that impacts the operations of Walmart International:
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2015	2014	2015	2014
Net sales:
Walmart U.S.	$72,712	$70,025	$216,916	$208,478
Walmart International	29,811	33,659	90,726	99,955
Sam's Club	14,075	14,392	42,288	43,146
Net sales	$116,598	$118,076	$349,930	$351,579
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2015	2014	2015	2014
Operating income (loss):
Walmart U.S.	$4,506	$4,932	$13,964	$15,159
Walmart International	1,338	1,430	3,685	4,121
Sam's Club	539	493	1,394	1,466
Corporate and support	(669)	(590)	(1,580)	(1,548)
Operating income	5,714	6,265	17,463	19,198
Interest, net	552	656	1,919	1,762
Income from continuing operations before income taxes	$5,162	$5,609	$15,544	$17,436

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

•
Walmart International consists of operations outside of the U.S. and includes retail, wholesale and other businesses. These businesses consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, restaurants, apparel stores, drug stores and convenience stores, as well as digital retail. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units, and expanding digital retail.

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

As previously disclosed in our Form 10-Q for the quarter ended July 31, 2015 filed on September 9, 2015, we engaged in a review of the accounting treatment of leases. As part of that global review, we assessed our historical application of Accounting Standards Codification 840, Leases, ("ASC 840") regarding lessee involvement in the construction of leased assets, and identified immaterial errors in our accounting for these leases. These immaterial errors resulted from the failure to appropriately interpret and apply ASC 840 with respect to lessee involvement in the construction of leased assets. In a number of our leases, payments we have made for certain structural components included in the lessor's construction of the leased assets result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, ASC 840 defines those payments as automatic indicators of ownership and requires us to capitalize the lessor's total project cost on the balance sheet with a corresponding financing obligation. Generally, in these situations, we have not historically accounted for the total project costs of the lessor as owned assets. Additionally, upon completion of the lessor's project, we must perform a sale-leaseback analysis pursuant to ASC 840 to determine if we can derecognize these assets and the related financing obligation from our balance sheet. In a substantial number of our leases, due to many of the same factors that require us to account for the total project costs as owned assets during the construction period (for example, a portion of the construction costs is reimbursed to us via lowered rental payments), we are deemed to have "continuing involvement," which precludes us from derecognizing these leased assets when construction is complete. In such cases, the leased assets and the related financing obligation remain on the balance sheet and are amortized over the lease term.
Upon conclusion of the global review, we recorded an immaterial cumulative adjustment for all affected leases resulting in a $1.7 billion increase to total consolidated assets, primarily property under capital leases and financing obligations, a $1.6 billion increase to total consolidated liabilities, primarily current and long-term capital lease and financing obligations, and an approximately $100 million increase to consolidated net income attributable to Walmart. This adjustment had no impact on the net increase or decrease in cash and cash equivalents. We determined that the impact of this correction was not material to any of the prior years' financial statements or to any period presented herein and accordingly, recorded the cumulative adjustment in the fiscal quarter ended October 31, 2015.
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2016 ("fiscal 2016") and January 31, 2015 ("fiscal 2015"), should be read in conjunction with our Condensed Consolidated Financial Statements as of October 31, 2015, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2015, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2015, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through our websites and fulfilled through our e-commerce distribution facilities, as well as an estimate for sales initiated online, but fulfilled through our stores and clubs. Sales of a store that has changed in format are excluded from comparable store and club sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2015			2014		2015			2014
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$72,712	62.3%	3.8%	$70,025	59.3%	$216,916	62.0%	4.0%	$208,478	59.3%
Walmart International	29,811	25.6%	(11.4)%	33,659	28.5%	90,726	25.9%	(9.2)%	99,955	28.4%
Sam's Club	14,075	12.1%	(2.2)%	14,392	12.2%	42,288	12.1%	(2.0)%	43,146	12.3%
Net sales	$116,598	100.0%	(1.3)%	$118,076	100.0%	$349,930	100.0%	(0.5)%	$351,579	100.0%
Our consolidated net sales decreased 1.3% and 0.5% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. Net sales were negatively impacted by $4.9 billion and $12.3 billion of fluctuations in currency exchange rates and $515 million and $1.6 billion of decreases in fuel sales due to lower fuel prices for the three and nine months ended October 31, 2015, respectively. The negative effect of such factors were offset by 2.2% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and nine months ended October 31, 2015 and 2014, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.4%	0.8%	0.0%	0.0%	1.3%	0.2%	0.0%	0.0%
Sam's Club	(3.2)%	0.5%	(3.8)%	(0.1)%	(3.2)%	0.0%	(3.8)%	0.0%
Total U.S.	0.6%	0.7%	(0.7)%	0.0%	0.5%	0.1%	(0.7)%	0.0%

Comparable store and club sales in the U.S., including fuel, increased 0.6% and 0.5% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by continued traffic improvement and higher e-commerce sales at the Walmart U.S. segment, offset to a significant degree by the negative impact of lower fuel sales due to lower fuel prices at the Sam's Club segment. E-commerce sales positively impacted Walmart U.S. comparable sales approximately 0.1% and 0.2% for the three and nine months ended October 31, 2015, respectively, compared to positive impacts of approximately 0.2% for both the three and nine months ended October 31, 2014. E-commerce sales positively impacted Sam's Club comparable sales approximately 0.6% and 0.5% for the three and nine months ended October 31, 2015, respectively, compared to positive impacts of approximately 0.2% for both the three and nine months ended October 31, 2014.
Strategic Growth Investments
During the nine months ended October 31, 2015, we made capital investments globally of $8.2 billion. These capital investments primarily consisted of payments to add new stores and clubs, remodel existing stores and clubs, construct distribution centers and invest in technology. In addition, we made operational investments of approximately $1.0 billion in e-commerce, compared to approximately $740 million in the same period in the previous fiscal year. We also made operational investments of approximately $1.0 billion in connection with the new associate wage structure and comprehensive associate training and educational programs announced during the nine months ended October 31, 2015.

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
ROI was 15.9% and 16.4% for the trailing twelve months ended October 31, 2015 and 2014, respectively. The decline in ROI was primarily due to our decrease in operating income, as well as continued capital investments.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. We consider return on assets ("ROA") to be the financial measure computed in accordance with GAAP that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated income from continuing operations for the period divided by average total assets of continuing operations for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets of continuing operations for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI. We urge you to understand the methods used by other companies to calculate their ROI before comparing our ROI to that of such other companies.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2015	2014
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,412	$26,545
+ Interest income	101	103
+ Depreciation and amortization	9,315	9,151
+ Rent	2,579	2,898
= Adjusted operating income	$37,407	$38,697

Denominator
Average total assets of continuing operations(1)	$206,406	$208,481
+ Average accumulated depreciation and amortization(1)	68,143	62,521
- Average accounts payable(1)	40,105	39,439
- Average accrued liabilities(1)	19,136	18,690
+ Rent x 8	20,632	23,184
= Average invested capital	$235,940	$236,057
Return on investment (ROI)	15.9%	16.4%

CALCULATION OF RETURN ON ASSETS
Numerator
Income from continuing operations	$15,520	$16,170
Denominator
Average total assets of continuing operations(1)	$206,406	$208,481
Return on assets (ROA)	7.5%	7.8%

	As of October 31,
	2015	2014	2013
Certain Balance Sheet Data
Total assets of continuing operations	$205,144	$207,668	$209,295
Accumulated depreciation and amortization	70,652	65,634	59,408
Accounts payable	40,553	39,656	39,221
Accrued liabilities	19,499	18,773	18,606

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $6.8 billion for the nine months ended October 31, 2015, compared to free cash flow of $7.2 billion for the nine months ended October 31, 2014. The decrease in free cash flow was primarily due to lower income from continuing operations offset by the timing of payments.
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

	Nine Months Ended October 31,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$15,005	$15,470
Payments for property and equipment	(8,223)	(8,243)
Free cash flow	$6,782	$7,227

Net cash used in investing activities(1)	$(7,567)	$(7,157)
Net cash used in financing activities	(9,259)	(8,858)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Total revenues	$117,408	$119,001	$352,463	$354,086
Percentage change from comparable period	(1.3)%	2.9%	(0.5)%	2.2%
Net sales	$116,598	$118,076	$349,930	$351,579
Percentage change from comparable period	(1.3)%	2.8%	(0.5)%	2.1%
Total U.S. calendar comparable store and club sales increase	0.6%	0.7%	0.5%	0.1%
Gross profit margin as a percentage of net sales	25.0%	24.4%	24.6%	24.4%
Operating income	$5,714	$6,265	$17,463	$19,198
Operating income as a percentage of net sales	4.9%	5.3%	5.0%	5.5%
Income from continuing operations	$3,414	$3,826	$10,332	$11,626
Unit counts at period end	11,554	11,156	11,554	11,156
Retail square feet at period end	1,145	1,121	1,145	1,121
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, decreased 1.3% and 0.5% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. Net sales decreased 1.3% and 0.5% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. Net sales were negatively impacted by $4.9 billion and $12.3 billion of fluctuations in currency exchange rates and $515 million and $1.6 billion of decreases in fuel sales due to lower fuel prices for the three and nine months ended October 31, 2015, respectively. The negative effect of such factors on our consolidated net sales was partially offset by the 2.2% year-over-year growth in retail square feet, positive comparable sales in the Walmart U.S. segment and higher e-commerce sales across the Company.
Our gross profit rate increased 58 and 21 basis points for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. Improved margins in food, general merchandise, and consumables in the Walmart U.S. segment positively impacted our gross profit rate. Changes in the merchandise mix in the Walmart International segment and a reduction in low margin fuel sales in the Sam's Club segment also positively impacted our gross profit rate, while continued pharmacy reimbursement pressure at the Walmart U.S. segment negatively impacted our gross profit rate.
For the three and nine months ended October 31, 2015, operating expenses as a percentage of net sales increased 91 and 69 basis points, respectively, when compared to the same periods in the previous fiscal year, primarily due to an increase in wage expense at the Walmart U.S. segment due to the new associate wage structure, increased associate hours to improve the overall customer experience and our continued investments in digital retail and information technology.
As a result of the factors discussed above, operating income decreased $551 million and $1.7 billion for the three and nine months ended October 31, 2015, respectively, compared to the same periods in the previous fiscal year.
Our effective income tax rate was 33.9% and 33.5% for the three and nine months ended October 31, 2015, respectively, compared to 31.8% and 33.3%, respectively, for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.4 billion and $10.3 billion of consolidated income from continuing operations for the three and nine months ended October 31, 2015, respectively, a decrease of $412 million and $1.3 billion, respectively, when compared to the same periods in the previous fiscal year. Diluted income from continuing operations per common share attributable to Walmart ("EPS") was $1.03 and $3.13 for the three and nine months ended October 31, 2015, respectively, a decrease compared to EPS of $1.15 and $3.46 for the three and nine months ended October 31, 2014, respectively.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Net sales	$72,712	$70,025	$216,916	$208,478
Percentage change from comparable period	3.8%	3.4%	4.0%	2.7%
Calendar comparable store sales increase	1.4%	0.8%	1.3%	0.2%
Operating income	$4,506	$4,932	$13,964	$15,159
Operating income as a percentage of net sales	6.2%	7.0%	6.4%	7.3%
Unit counts at period end	4,631	4,344	4,631	4,344
Retail square feet at period end	688	674	688	674
Net sales for the Walmart U.S. segment increased 3.8% and 4.0% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 2.1%, as well as increases in comparable store sales of 1.4% and 1.3% for the three and nine months ended October 31, 2015, respectively. Positive customer traffic and higher e-commerce sales contributed to the increases in comparable store sales in both periods.
Gross profit rate increased 32 basis points for the three months ended October 31, 2015, when compared to the same period in the previous fiscal year, primarily due to improved margin in food, general merchandise, and consumables, partially offset by declines in pharmacy profits as a result of continued pressure on reimbursement levels. Gross profit rate decreased 8 basis points for the nine months ended October 31, 2015, compared to the same periods in the previous fiscal year, primarily due to continued reimbursement pressure within pharmacy and higher overall inventory shrink.
For the three and nine months ended October 31, 2015, operating expenses as a percentage of segment net sales increased 116 and 76 basis points, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by an increase in wage expense due to the new associate wage structure, and increased associate hours and maintenance expenses related to the customer-facing areas of the store to improve the overall customer experience. In addition, increases in store associate incentive expense and our continued investments in digital retail and information technology contributed to the increases in operating expenses as a percentage of segment net sales. The increases in operating expenses as a percentage of segment net sales for the three and nine months ended October 31, 2015 were partially offset by a decrease in health-care expenses due to recent favorable claim activity.
As a result of the factors discussed above, segment operating income decreased $426 million and $1.2 billion for the three and nine months ended October 31, 2015, respectively, compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Net sales	$29,811	$33,659	$90,726	$99,955
Percentage change from comparable period	(11.4)%	1.7%	(9.2)%	1.1%
Operating income	$1,338	$1,430	$3,685	$4,121
Operating income as a percentage of net sales	4.5%	4.2%	4.1%	4.1%
Unit counts at period end	6,271	6,169	6,271	6,169
Retail square feet at period end	370	361	370	361
Net sales for the Walmart International segment decreased 11.4% and 9.2% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales were primarily due to $4.9 billion and $12.3 billion of negative impacts from fluctuations in currency exchange rates for the three and nine months ended October 31, 2015, respectively. These decreases were partially offset by year-over-year growth in retail square feet of 2.4% and positive comparable sales in Mexico and Canada.
Gross profit rate increased 52 and 29 basis points for the three and nine months ended October 31, 2015, when compared to the same periods in the previous fiscal year. The increases in the gross profit rate were primarily due to changes in the merchandise mix.
Operating expenses as a percentage of segment net sales were flat for the three months ended October 31, 2015 and increased 31 basis points for the nine months ended October 31, 2015, when compared to the same periods in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales for the nine months ended October 31, 2015 was primarily driven by increased employment claim contingencies and higher utility rates in Brazil and continued investments in digital retail and information technology.
As a result of the factors discussed above, segment operating income decreased $92 million and $436 million for the three and nine months ended October 31, 2015, respectively, compared to the same periods in the previous fiscal year.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2015	2014	2015	2014
Including Fuel
Net sales	$14,075	$14,392	$42,288	$43,146
Percentage change from comparable period	(2.2)%	2.3%	(2.0)%	1.6%
Calendar comparable club sales increase (decrease)	(3.2)%	0.5%	(3.2)%	0.0%
Operating income	$539	$493	$1,394	$1,466
Operating income as a percentage of net sales	3.8%	3.4%	3.3%	3.4%
Unit counts at period end	652	643	652	643
Retail square feet at period end	87	86	87	86

Excluding Fuel
Net sales	$12,935	$12,737	$38,693	$37,986
Percentage change from comparable period	1.6%	2.3%	1.9%	1.5%
Operating income	$493	$455	$1,350	$1,398
Operating income as a percentage of net sales	3.8%	3.6%	3.5%	3.7%
Net sales for the Sam's Club segment decreased 2.2% and 2.0% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods of the previous fiscal year. The decreases in net sales were primarily due to declines in comparable club sales, which were driven by decreases of $515 million and $1.6 billion in fuel sales from lower fuel prices for the three and nine months ended October 31, 2015, respectively. The decreases in net sales were partially offset by year-over-year growth in retail square feet of 1.4% and higher e-commerce sales at samsclub.com.
Gross profit rate increased 92 and 37 basis points for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the reduction in low margin fuel sales and lower merchandise acquisition costs. The increases in gross profit rates were partially offset by the segment's continued investment in the Cash Rewards program.
Membership and other income increased 2.3% and 4.5% for the three and nine months ended October 31, 2015, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily the result of increased membership upgrades and Plus member renewals.
For the three and nine months ended October 31, 2015, operating expenses as a percentage of segment net sales increased 63 basis points compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to lower fuel sales on fixed expenses related to operating our fuel stations, an increase in wage expense and our continued investments in new clubs, digital retail and information technology. The increases in operating expenses as a percentage of segment net sales were partially offset by a benefit from the amount of the cumulative lease adjustment attributable to the Sam's Club segment.
As a result of the factors discussed above, segment operating income increased $46 million for the three months ended October 31, 2015 and decreased $72 million for the nine months ended October 31, 2015, compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$15,005	$15,470
Net cash provided by operating activities was $15.0 billion and $15.5 billion for the nine months ended October 31, 2015 and 2014, respectively. The decrease in net cash provided by operating activities was primarily due to lower income from continuing operations, partially offset by the timing of payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.0 billion and $6.7 billion at October 31, 2015 and 2014, respectively. Our working capital deficit was $5.4 billion and $5.7 billion at October 31, 2015 and 2014, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate cash and cash equivalents held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our cash and cash equivalents held outside of the U.S. in our foreign operations. When the income earned, either from operations or through intercompany financing arrangements, and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of October 31, 2015 and January 31, 2015, cash and cash equivalents of approximately $1.4 billion and $1.7 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2015	2014
Net cash used in investing activities	$(7,567)	$(7,157)
Net cash used in investing activities was $7.6 billion and $7.2 billion for the nine months ended October 31, 2015 and 2014, respectively, and generally consisted of payments to add stores, remodel existing stores, expand our digital retail capabilities and invest in other technologies. Net cash used in investing activities increased $410 million for the nine months ended October 31, 2015, when compared to the same period in the previous fiscal year, primarily due to fewer proceeds received from the disposal of certain operations. In July 2015, we received cash proceeds of $246 million in connection with the sale of our bank operations in Mexico compared to cash proceeds of $671 million received in May 2014 in connection with the sale of the Vips restaurant business in Mexico. Both transactions are reflected in proceeds from disposal of certain operations. The sale of the Vips restaurant business is further described in Note 10 to our Condensed Financial Statements.

Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2015	2014
Net cash used in financing activities	(9,259)	(8,858)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities increased $401 million for the nine months ended October 31, 2015, when compared to the same period in the previous fiscal year, primarily due to increased share repurchases.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2015:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2015	$4,791	$40,889	$45,680
Proceeds from issuance of long-term debt	—	41	41
Payments of long-term debt	(4,422)	—	(4,422)
Reclassifications of long-term debt	2,000	(2,000)	—
Other	377	(313)	64
Balances as of October 31, 2015	$2,746	$38,617	$41,363
Our total outstanding long-term debt balance decreased $4.3 billion for the nine months ended October 31, 2015, primarily due to timing of issuances of new long-term debt and maturities of existing long-term debt.
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
The dividend installments payable on April 6, 2015, June 1, 2015 and September 8, 2015, were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. On October 13, 2015, the Board of Directors replaced the previous $15.0 billion share repurchase program, which had $8.6 billion of remaining authorization for share repurchases as of that date, with a new $20.0 billion share repurchase program. All of the share repurchases we made in the nine months ended October 31, 2015 were made under the share repurchase program that was replaced on October 13, 2015. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which we can make share repurchases. At October 31, 2015, authorization for $20.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a trade date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2015	2014
Total number of shares repurchased	23.2	13.4
Average price paid per share	$74.20	$75.82
Total amount paid for share repurchases	$1,720	$1,015

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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At October 31, 2015, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2015 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2015. At October 31, 2015, the fair value of our derivative instruments had increased approximately $12 million since January 31, 2015, primarily due to maturities and fluctuations in market interest rates during the nine months ended October 31, 2015. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Brazil, Mexico, South Africa, Chile and the United Kingdom were the primary cause of the $3.6 billion net loss for the nine months ended October 31, 2015, in the currency translation and other category of accumulated other comprehensive income (loss).
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
During the second quarter of fiscal 2016, we identified a material weakness in our controls over accounting for leases, as described below. The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misinterpretation and historical misapplication of Accounting Standards Codification 840, Leases, ("ASC 840") regarding sale-leaseback accounting, primarily lessee involvement in the construction of leased assets. Specifically, we did not have adequate controls in place to properly identify and account for leases that were subject to the sale-leaseback accounting guidance, primarily leases in which we made payments for certain structural components included in the lessor's construction of the leased assets, which should have resulted in the Company being deemed the owner of the leased assets for accounting purposes.
To remediate the material weakness described above, we have designed and implemented compensating controls and are enhancing and revising the design of existing controls and procedures to properly apply sale-leaseback accounting, primarily lessee involvement in the construction of leased assets, under ASC 840. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2016. As remediation has not yet been completed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective at a level that provides reasonable assurance as of the last day of the period covered by this report.
Except as noted above, there has been no change in the Company's internal control over financial reporting as of October 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others-Manchester Employment Tribunal).
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
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
On April 6, 2015, representatives for the Brazilian Institute of the Environment alleged that WMS Supermercados do Brasil Ltda, a subsidiary of the Company, ("Walmart Brazil") had failed to file required reports documenting the number of tires imported, sold and recycled.  The agency proposed a penalty of approximately $857,000 and prohibited Walmart Brazil from selling or importing tires until the matter is resolved.
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
In February 2014, a division of the Health Department of the City of Vitória notified Walmart Brazil that a wastewater leak had been observed in the parking lot of a store. Walmart Brazil has been cooperating with the agency and believes that it has addressed the situation.
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
In July 2011, the Environmental Department of Bento Gonçalves notified Walmart Brazil that it was investigating alleged soil contamination from oil leakage. The contamination has been remediated by Walmart Brazil. Following payment by Walmart Brazil of an aggregate of approximately $44,000 in penalties with respect to this matter, the Environmental Department notified Walmart Brazil that it had closed its investigation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. On October 13, 2015, the Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $8.6 billion of remaining authorization for share repurchases as of that date, with a new $20.0 billion share repurchase program. All of the share repurchases we made in the nine months ended October 31, 2015 were made under the share repurchase program that was replaced on October 13, 2015. As was the case with the replaced share repurchase program, the new share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2015, authorization for $20.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2015, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2015	6,130,970	$71.23	6,130,970	$8.6
September 1-30, 2015	—	—	—	8.6
October 1-31, 2015	—	—	—	20.0
Total	6,130,970		6,130,970

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2015 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2016; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, expenses and costs that Walmart may incur in connection with such matters;

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

•	unanticipated changes in the Company's strategy for its business;

•	the Company's need to repatriate into the United States the cash held by the Company outside of the U. S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells and the amounts of merchandise Walmart sells in U.S. dollars and in each other currency in which Walmart conducts operations;

•	the shrinkage that Walmart experiences;

•	consumer acceptance of Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings;

•	Walmart's cost of goods sold and the cost to Walmart of non-inventory assets other than real property assets;

•	the cost to Walmart of transportation, energy and utility services;

•	Walmart’s selling prices of gasoline and diesel fuel and the volumes of gasoline and diesel fuel sold by each operating segment of Walmart in various fiscal periods;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	turnover in Walmart's workforce;

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

•
the availability of persons with the skills and abilities necessary to meet the company's needs for managing and staffing new units and conducting their operations and to meet seasonal associate hiring needs;

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

•
unanticipated delays in the completion of the Company's remediation plan and approach to the material weakness in internal control over financial reporting regarding sale-leaseback accounting, including lessee involvement in the construction of leased assets under ASC 840 prior to the end of fiscal year 2016;

Regulatory and Other Factors

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	adoption of, expansion to, or changes in tax, labor and other laws and regulations that affect the Company's business, including changes in corporate tax rates;

•	tariff rates and trade restrictions;

•	changes in currency control laws;

•	the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
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

WAL-MART STORES, INC.

Date: December 2, 2015	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2015	By:	/s/ Charles M. Holley, Jr.
Charles M. Holley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 2, 2015	By:	/s/ Stephen P. Whaley
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

Exhibit 10.1
Retirement Agreement, dated October 8, 2015, between Charles M. Holley, Jr. and the Company, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on October 9, 2015.

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