Form 10-K
period 2016-01-31
WAL MART STORES INC
filed 2016-03-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2016, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-6991.
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
Yes  ☐    No  ☒
As of July 31, 2015, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2015, was $112,949,080,512. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 3,144,335,104 shares of common stock outstanding as of March 28, 2016.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Annual Report to Shareholders for the Fiscal Year Ended January 31, 2016 (the "Annual Report to Shareholders") included as Exhibit 13 to this Form 10-K	Parts I and II

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 3, 2016 (the "Proxy Statement")	Part III

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other reports, statements, and information that Wal-Mart Stores, Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is referred to as "we," "Walmart" or the "Company") has filed with or furnished to the Securities and Exchange Commission ("SEC") or may file with or furnish to the SEC in the future, and prior or future public announcements and presentations that we or our management have made or may make, include or may include, or incorporate or may incorporate by reference, statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the "Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Act.
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our economic performance or results for future periods or as of future dates or events or developments that may occur in the future, including, without limitation, our earnings per share, the comparable store and clubs sales for one or more of our reportable segments, our effective tax rate, the dividends we will pay, our capital structure, the outcome of tax matters, the outcome of, the costs we may incur, and the liability we may have or not have in, legal or regulatory proceedings to which we are subject, and, on a consolidated basis or for one or more of our reportable segments, the amount of or period-over-period change in total revenue, net sales, membership income, other income, gross merchandise value, inventory levels, performance of certain categories of merchandise, capital expenditures, expense items, store and club openings, the amount and nature of capital and operating expenditures and investments, increases in retail square footage, the consummation of acquisitions or dispositions of assets, and other financial measures or metrics. Our forward-looking statements also include statements of our strategies, plans and objectives for our operations, including areas of future focus in our operations, and the assumptions underlying any of the forward-looking statements we make. The forward-looking statements we make can typically be identified by the use therein of words and phrases such as "aim," "anticipate," "believe," "could occur," "could result," "continue," "estimate," "expect," "expectation," "focus," "forecast," "goal," "guidance," "intend," "plan," "priority," "project," "to be," "will be," "will benefit," "will change," "will come in at," "will continue," "will decrease," "will grow," "will have," "will increase," "will remain," "will strengthen" and "will stay," variations of such words or phrases, other phrases commencing with the word "will" or similar words and phrases denoting anticipated or expected occurrences or results. The forward-looking statements include statements made in Part I, Item 3. "Legal Proceedings" in this Annual Report on Form 10-K as to our belief that the possible loss or range of any possible loss that may be incurred in connection with certain legal proceedings will not be material to our financial condition, results of operations, or liquidity.
Risks Factors and Uncertainties Affecting Our Business
Our business operations are subject to numerous risks, factors and uncertainties, domestically and internationally, outside of our control. One, or a combination, of these risks, factors and uncertainties could materially affect any of those matters as to which we have made forward-looking statements and cause our actual results or an actual event or occurrence to differ materially from those results or an event or occurrence described in a forward-looking statement we have made. These factors, which may be global in their effect or affect only some of the markets in which we operate and which may affect us on a consolidated basis or affect only some of our reportable segments, include, but are not limited to:

•	economic, geo-political, financial markets and business conditions, trends, changes, and events, economic crises, including sovereign debt crises, and disruptions in the financial markets;

•	monetary policies of the various governments, governmental entities, and central banks;

•	currency exchange rate fluctuations and volatility and changes in market rates of interest;

•	inflation and deflation, generally and in certain product categories, including gasoline and diesel fuel;

•
consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, demand for certain merchandise and receipt of income tax refunds and public assistance payments;

•
consumer acceptance of our stores and clubs, e-commerce websites, mobile commerce applications, initiatives, programs and merchandise offerings and customer traffic and average ticket in our stores and clubs and on our retail websites and mobile commerce applications;

•	the availability of attractive opportunities for investment in retail operations and e-commerce operations;

•	commodity and energy prices and selling prices of commodity items, such as gasoline and diesel fuel;

•	our historical results of operations, cash flows, financial condition and liquidity;

•	the amounts of sales and earnings from our United States and foreign operations and our cost of goods sold;

•	competitive initiatives, and changes in the operations, of other retailers, including e-commerce retailers, and warehouse club operators, arrival of new competitors and other competitive pressures;

•	the seasonality of our business, seasonal buying patterns and the disruption of such patterns;

•	unanticipated store or club closures and unanticipated restructurings and the related expenses;

•	the size of and turnover in our hourly workforce, and our labor costs, including health-care and other benefit costs;

•	costs of transportation and other essential services, such as medical care;

•	casualty- and accident-related costs and our casualty and other insurance costs;

•	cyberattacks on and incidents relating to our information systems, related costs and liabilities and information security costs;

•	availability and cost of acceptable building sites and necessary utilities for new and relocated units;

•	availability and cost of skilled construction labor, materials and other construction costs;

•	availability of qualified labor pools for existing, new or expanded units and to meet seasonal hiring needs;

•	real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives affecting our ability to build new units in certain locations or relocate or expand existing units;

•
weather conditions, patterns and events, climate change, catastrophic events and disasters, public health emergencies, civil disturbances and terrorist attacks, resulting damage to our units and store and club closings and limitations on our customers' access to our stores and clubs resulting from such events;

•	disruptions in the availability of our e-commerce websites and mobile commerce applications;

•	trade restrictions, changes in tariff and freight rates and disruptions in our supply chain;

•	costs of compliance with laws and regulations and effects of new or changed tax, labor and other laws and regulations, including those changing tax rates and imposing new taxes and surcharges;

•
changes in our assessment of certain tax contingencies, changes in valuation allowances, outcome of administrative audits, impact of discrete items on our effective tax rate and resolution of tax matters;

•	developments in and the outcome of our legal and regulatory proceedings and our FCPA-related matters, and associated costs and expenses;

•	changes in the rating of any of our indebtedness and our access to the capital markets; and

•	unanticipated changes in generally accepted accounting principles or their interpretations or applicability and in accounting estimates and judgments.
We typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of seasonal buying patterns, which patterns are difficult to forecast with certainty and can be affected by many factors.
Other Risk Factors; No Duty to Update
The above list of factors that may affect the estimates and expectations discussed in or implied or contemplated by forward-looking statements we make or made on our behalf is not exclusive. We are subject to other risks and uncertainties discussed below under the caption "Item 1A. Risk Factors," and that we may discuss in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q or otherwise disclose in our Quarterly Reports on Form 10-Q and other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our forward-looking statements.
The forward-looking statements that we make or made by others on our behalf are based on our knowledge of our business and our operating environment and assumptions that we believe to be reasonable when such forward-looking statements are made. As a consequence of the factors described above, the other risks, uncertainties and factors we disclose below and in the other reports as mentioned above, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

WAL-MART STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2016
PART I

ITEM 1.	BUSINESS
General
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping. Physical retail encompasses our brick and mortar presence in each market where we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve nearly 260 million customers who visit our over 11,500 stores under 63 banners in 28 countries and e-commerce websites in 11 countries.
Our strategy is to lead on price, differentiate on access, be competitive on assortment and deliver a great experience. Leading on price is designed to earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so those cost savings can be passed along to our customers. Our digital and physical presence provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our discussion is as of and for the fiscal years ended January 31, 2016 ("fiscal 2016"), January 31, 2015 ("fiscal 2015") and January 31, 2014 ("fiscal 2014"). During fiscal 2016, we generated total revenues of $482.1 billion, which was primarily comprised of net sales of $478.6 billion.
We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Neighborhood Market.
In 1991, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has continued to expand and, as of January 31, 2016, our Walmart International segment conducted business in 27 countries.
In 2000, we began our first digital initiative by creating the walmart.com retail website. Since then, our digital presence has continued to grow. As of January 31, 2016, we operated e-commerce websites in 11 countries, providing access to Walmart and our various brands around the world.

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
Walmart U.S. is our largest segment and operates retail stores in all 50 states in the U.S., Washington D.C. and Puerto Rico, with three primary store formats, as well as digital retail. Walmart U.S. generated approximately 62% of our net sales in fiscal 2016, and of our three segments, Walmart U.S. is the largest and has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Walmart International consists of operations in 27 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, apparel stores, drug stores and convenience stores, as well as digital retail. Walmart International generated approximately 26% of our fiscal 2016 net sales. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. primarily because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units.
Sam's Club consists of membership-only warehouse clubs and operates in 48 states in the U.S. and in Puerto Rico, as well as digital retail. Sam's Club accounted for approximately 12% of our fiscal 2016 net sales. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. As a result, Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
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
Walmart U.S. Segment
The Walmart U.S. segment is a mass merchandiser of consumer products, operating under the "Walmart" or "Wal-Mart" brands, as well as walmart.com. The Walmart U.S. segment had net sales of $298.4 billion, $288.0 billion and $279.4 billion for fiscal 2016, 2015 and 2014, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company consolidated net sales.
Physical. The Walmart U.S. segment operates retail stores in the U.S., including in all 50 states, Washington D.C. and Puerto Rico, with supercenters in 49 states, Washington D.C. and Puerto Rico, discount stores in 41 states and Puerto Rico and Neighborhood Markets and other small store formats in 31 states and Puerto Rico. The following table provides square footage details on each of our formats as of January 31, 2016:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	206,000	104,000
Neighborhood Markets(1) (grocery)	28,000	66,000	42,000

(1)	Excludes other small formats which include various test formats used to understand market demands and needs.

WALMART U.S. SEGMENT
RETAIL UNIT COUNT AND RETAIL SQUARE FEET(1)

	Supercenters					Discount Stores
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet	Opened	Closed	Conversions(2)	Total	Square Feet
Balance forward				2,907	534,577				708	75,116
2012	43	—	79	3,029	552,237	—	—	(79)	629	66,402
2013	55	—	74	3,158	570,409	7	(1)	(74)	561	59,098
2014	72	—	58	3,288	589,858	4	—	(57)	508	53,496
2015	79	—	40	3,407	607,415	2	—	(40)	470	49,327
2016	55	(16)	19	3,465	616,428	—	(9)	(19)	442	45,991

	Neighborhood Markets and Other Small Formats						Total Segment
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet		Opened(3)	Closed(4)	Total	Square Feet
Balance forward				189	7,374				3,804	617,067
2012	27	(6)	—	210	8,047		70	(6)	3,868	626,686
2013	79	(3)	—	286	11,226		141	(4)	4,005	640,733
2014	122	—	(1)	407	15,778		198	—	4,203	659,132
2015	235	(3)	—	639	23,370		316	(3)	4,516	680,112
2016	161	(133)	—	667	27,228		216	(158)	4,574	689,647

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	Conversions of discount stores or Neighborhood Markets to supercenters.

(3)	Total opened, net of conversions of discount stores or Neighborhood Markets to supercenters.

(4)
Of the 158 stores closed in fiscal 2016, 149 stores were closed following the announcement on January 15, 2016 of the closure of 269 stores globally. The fiscal 2016 store closures included 102 Express format locations of Walmart U.S., which were included in the Neighborhood Markets and Other Small Formats category.

Digital. Walmart U.S. provides its customers access to a broad assortment of merchandise, including products not found in our physical stores, and services online through our e-commerce websites and mobile commerce applications. Walmart.com experiences on average 85 million unique visits a month and offers access to approximately 8 million SKUs. In addition, our e-commerce website includes Marketplace, a feature of the website that permits third parties to sell merchandise on walmart.com. Digital retail is integrated with our physical stores through services like "Walmart Pickup," "Pickup Today" and "Online Grocery." The Walmart U.S. segment also offers access to digital content and services including Vudu and InstaWatch.
Merchandise. Walmart U.S. does business in six strategic merchandise units, listed below, across several store formats including supercenters, discount stores, Neighborhood Markets and other small store formats, as well as walmart.com.

•
Grocery consists of a full line of grocery items, including meat, produce, natural & organics, deli & bakery, dairy, frozen foods, alcoholic and nonalcoholic beverages, floral and dry grocery, as well as consumables such as health and beauty aids, baby products, household chemicals, paper goods and pet supplies;

•	Health and wellness includes pharmacy, optical services, clinical services, over-the-counter drugs and other medical products;

•	Entertainment contains electronics, toys, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service, movies, music, video games and books;

•	Hardlines consist of stationery, automotive, hardware and paint, sporting goods, fabrics and crafts and seasonal merchandise;

•	Apparel includes apparel for women, girls, men, boys and infants, as well as shoes, jewelry and accessories; and

•	Home includes home furnishings, housewares and small appliances, bedding, home decor, outdoor living and horticulture.
The Walmart U.S. segment also offers fuel and financial services and related products, including money orders, prepaid cards, wire transfers, money transfers, check cashing and bill payment. These services total less than 1% of annual net sales.
National brand merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands, including: "Equate," "Everstart," "Faded Glory," "George," "Great Value," "Holiday Time," "Hometrends," "Mainstays," "Marketside," "No Boundaries," "Ol' Roy," "Ozark Trail," "Parent's Choice," "Prima Della," "Pure Balance," "Sam's Choice," "Special Kitty," "Spring Valley" and "White Stag." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Danskin Now," "Farberware," "General Electric," "OP," "Rival," "Russell," "Starter," and "Straight Talk."
The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows for fiscal 2016, 2015 and 2014:

	Fiscal Years Ended January 31,
STRATEGIC MERCHANDISE UNITS	2016	2015	2014
Grocery	56%	56%	56%
Health and wellness	11%	11%	10%
Entertainment	9%	10%	11%
Hardlines	9%	9%	9%
Apparel	8%	7%	7%
Home	7%	7%	7%
Total	100%	100%	100%
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
Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•	EDLP: our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	EDLC: everyday low cost is our commitment to control expenses so those cost savings can be passed along to our customers;

•	Rollbacks: our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Savings Catcher, Save Even More and Ad Match: strategies to meet or be below a competitor's advertised price;

•	Walmart Pickup: customer places order online and picks it up for free from a store. The merchandise is fulfilled through our distribution facilities;

•	Pickup Today: customer places order online and picks it up at a store within four hours for free. The order is fulfilled through existing store inventory;

•	Online Grocery: customer places grocery order online and has it delivered to home or picks it up at one of our participating stores or remote locations; and

•
Money Back Guarantee: our commitment to ensure the quality and freshness of the fruits and vegetables in our stores by offering our customers a 100 percent money-back guarantee if they are not satisfied.

We offer a broad assortment of merchandise that provides one-stop shopping, in-stock levels that give our customers confidence that we will have the products they need and operating hours that allow customers to shop at their convenience. In addition, our retail website and mobile commerce applications are important factors in our competition with other retailers, particularly e-commerce retailers.
Distribution. For fiscal 2016, approximately 79% of the Walmart U.S. segment's purchases of merchandise were shipped through our 137 distribution facilities, which are located strategically throughout the U.S. The remaining merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet. However, we contract with common carriers to transport the majority of our perishable grocery merchandise.
Walmart U.S. ships merchandise purchased by customers on its retail website and through its mobile commerce applications by a number of methods from multiple locations including from its dedicated e-commerce fulfillment centers.
The following table provides further details of our distribution facilities, including return facilities and 13 e-commerce dedicated fulfillment centers, as of January 31, 2016:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
Walmart U.S. distribution facilities	102	2	10	23	137

Walmart International Segment
The Walmart International segment consists of operations in 27 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, apparel stores, drug stores and convenience stores, as well as digital retail. The segment's net sales for fiscal 2016, 2015 and 2014, were $123.4 billion, $136.2 billion and $136.5 billion, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
Physical. Our Walmart International segment is comprised of physical stores operated by: our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua) and Mexico; and our joint ventures and other controlled subsidiaries in China.
Generally, retail units range in size from 4,000 square feet to 185,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, which includes drugstores and convenience stores operating under various banners in Brazil, Chile, Japan, Mexico and the United Kingdom, range in size up to 2,400 square feet. Also, on a limited basis, our Walmart International segment operates financial institutions that provide consumer credit.

WALMART INTERNATIONAL SEGMENT
UNIT COUNT(1) AND RETAIL SQUARE FEET(2)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	—	—	63	6,211	479	30,272	325	42,005	549	8,739	279	11,115
2012	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785
2013	377	19,775	94	7,531	558	32,494	379	48,354	642	9,873	329	12,671
2014	379	20,513	104	8,062	556	32,501	389	49,914	661	10,427	380	13,697
2015	396	21,223	105	8,119	557	33,028	394	50,927	690	11,094	404	14,762
2016	408	21,869	108	8,280	499	30,675	400	51,784	709	11,410	395	15,407

	China		India		Japan		Mexico(3)		United Kingdom		Total Segment(4)
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	328	56,317	5	270	414	24,513	1,364	73,620	385	31,009	4,191	284,071
2012	370	62,124	15	826	419	24,521	1,724	82,611	541	33,765	5,287	326,245
2013	393	65,801	20	1,083	438	24,448	1,988	88,833	565	34,810	5,783	345,673
2014	405	67,205	20	1,083	438	24,489	2,199	94,900	576	35,416	6,107	358,207
2015	411	68,269	20	1,083	431	24,429	2,290	98,419	592	36,277	6,290	367,630
2016	432	71,724	21	1,146	346	22,551	2,360	100,308	621	37,044	6,299	372,198

(1)
"Unit Count" includes retail stores, wholesale clubs and other, which includes drugstores and convenience stores. Walmart International unit counts, with the exception of Canada, are stated as of December 31, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31. For the balance forward, all country balances are stated as of the end of fiscal year 2011.

(2)	"Square Feet" columns are reported in thousands.

(3)	All periods presented exclude units and square feet for the Vips restaurant business. The Company completed the sale of the Vips restaurant business in fiscal 2015.

(4)	There were 189 store closures in fiscal 2016, of which 60 stores were closed in relation to the announcement on January 15, 2016 of the closure of 269 stores globally.

Unit counts(1) as of January 31, 2016 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	318	90	—	408
Argentina	108	—	—	108
Brazil	414	71	14	499
Canada	400	—	—	400
Central America(4)	709	—	—	709
Chile	392	3	—	395
China	420	12	—	432
India	—	21	—	21
Japan	346	—	—	346
Mexico	2,189	161	10	2,360
United Kingdom	603	—	18	621
Total	5,899	358	42	6,299

(1)
Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2015, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31, 2016.

(2)	Other includes drug stores and convenience stores operating under varying banners.

(3)
Africa unit counts by country are Botswana (11), Ghana (1), Kenya (1), Lesotho (3), Malawi (2), Mozambique (6), Namibia (4), Nigeria (8), South Africa (366), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (3).

(4)	Central America unit counts by country are Costa Rica (225), El Salvador (91), Guatemala (223), Honduras (82) and Nicaragua (88).
Digital. The Walmart International segment operates e-commerce websites in 10 countries (Argentina, Brazil, Canada, Chile, China, India, Japan, Mexico, South Africa and the United Kingdom). Customers have access through our e-commerce websites and, in countries where available, mobile commerce applications to a broad assortment of merchandise and services, both of which vary by country. Digital retail supports our physical stores with capabilities like "Click & Collect" in the United Kingdom and our grocery home delivery business in Mexico.
Merchandise. The merchandising strategy for the Walmart International segment is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, lower priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Hometrends," "Mainstays," "Ol' Roy" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Chosen by You," "Extra Special" and "Smart Price." In addition, we have developed relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
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
Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, hypermarkets, wholesale clubs, home improvement, specialty electronic, e-commerce and catalog businesses in each of the markets in which we operate. We also operate, on a limited basis, consumer finance operations. We compete with others for desirable sites. Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping determines, to a large extent, our competitive position in the markets in which Walmart International operates. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate. In the markets in which we have retail websites or retail websites and mobile commerce applications, those websites and applications help differentiate us from our competitors and help us compete with other retailers for customers and their purchases, both in the digital and the physical retail operations.

Distribution. We utilize a total of 176 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, Japan, Mexico, South Africa and the United Kingdom. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2016, approximately 77% of the Walmart International segment's purchases passed through these distribution facilities. Suppliers ship the balance of the Walmart International segment's purchases directly to our stores in the various markets in which we operate. The following table provides further details of our international distribution facilities, including 19 e-commerce dedicated fulfillment centers, as of December 31, 2015, with the exception of distribution facilities in Canada, which is stated as of January 31, 2016:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
International distribution facilities	45	11	72	48	176
We ship merchandise purchased by customers on our retail websites and through our mobile commerce applications by a number of methods from multiple locations including from our dedicated e-commerce fulfillment centers.

Sam's Club Segment
The Sam's Club segment operates membership-only warehouse clubs, as well as samsclub.com, in the U.S. and had net sales of $56.8 billion, $58.0 billion and $57.2 billion for fiscal 2016, 2015 and 2014, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.
Membership. The following membership options are available to business owners and individual consumers:

Membership Type
	Business Plus	Savings Plus	Business	Savings
Member Type	Business Owner	Individual	Business Owner	Individual
Annual Membership Fee	$100	$100	$45	$45
Number of Add-on Memberships ($45 each)	Up to 16	—	Up to 8	—
Eligible for Cash Rewards	Yes	Yes	No	No
All memberships include a spouse/household card at no additional cost. Plus Members are eligible for Cash Rewards, which is a benefit that provides $10 for every $500 in qualifying Sam's Club purchases up to a $500 cash reward annually. The amount earned can be used for purchases, membership fees or redeemed for cash.
Physical. As a membership-only warehouse club, Sam's Club facility sizes generally range between 71,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
SAM'S CLUB SEGMENT
CLUB COUNT AND RETAIL SQUARE FEET(1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance forward			609	81,202
2012	3	(1)	611	81,586
2013	9	—	620	82,653
2014	12	—	632	84,382
2015	16	(1)	647	86,510
2016	8	—	655	87,552

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

Digital. Sam's Club provides its members access to a broad assortment of merchandise, including products not found in our clubs, and services online at samsclub.com and through our mobile commerce application. Samsclub.com experiences on average 16 million unique visits a month and offers access to approximately 51,000 SKUs providing the member the option of delivery direct-to-home or to the club through services such as "Club Pickup."
Merchandise. Sam's Club offers brand name merchandise, including hardgoods, some softgoods and selected private-label brands such as "Member's Mark" in five merchandise categories, listed below.

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

The percentage of net sales for the Sam's Club segment, including online sales, by merchandise category, was as follows for fiscal 2016, 2015 and 2014:

	Fiscal Years Ended January 31,
MERCHANDISE CATEGORY	2016	2015	2014
Grocery and consumables	59%	57%	56%
Fuel and other categories	20%	23%	23%
Home and apparel	9%	8%	8%
Technology, office and entertainment	7%	7%	8%
Health and wellness	5%	5%	5%
Total	100%	100%	100%
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer Business Members and Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted at our clubs and online, including the Sam's Club "Cash Back" MasterCard.
Seasonal Aspects of Operations. The Sam's Club segment's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other membership-only warehouse clubs, the largest of which are Costco Wholesale and BJ's Wholesale Club, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, e-commerce and catalog businesses. Sam's Club also competes with other retailers and warehouse clubs for desirable new club sites. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Savings and Business members. Our strategy allows us to differentiate ourselves within the membership-only warehouse club industry and the overall retail industry. Our e-commerce website and mobile commerce application have increasingly become important factors in our ability to compete with other membership-only warehouse clubs.
Distribution. During fiscal 2016, approximately 69% of the Sam's Club segment's non-fuel purchases were shipped from the Sam's Club segment's 24 dedicated distribution facilities located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the balance of the Sam's Club segment's purchases directly to Sam's Club locations. The table below provides further details of our dedicated distribution facilities, including one e-commerce dedicated fulfillment center and two dedicated import facilities, as of January 31, 2016.

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
Sam's Club distribution facilities	3	3	2	16	24
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
Sam's Club ships merchandise purchased by members on its retail website and through its mobile commerce applications by a number of methods from its e-commerce dedicated fulfillment center and other distribution centers.

Other Segment Information
Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2016 ("Annual Report to Shareholders") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference. Note 14 also includes information regarding total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations. Such portions of the Annual Report to Shareholders are included as Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein as expressly provided herein.
Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes over 100,000 suppliers located around the world, including in the United States, from whom we purchase the merchandise that we sell in our stores and clubs. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Our purchases may represent a significant percentage of a number of our suppliers' annual sales, and the volume of product we acquire from many suppliers allows us to obtain favorable pricing from such suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customer, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs determines, in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Employees
As of the end of fiscal 2016, the Company and its subsidiaries employed approximately 2.3 million employees ("associates") worldwide, with nearly 1.5 million associates in the U.S. and 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and a large number of associates turn over each year. We believe our relationships with our associates are good.
On February 19, 2015, the Company announced a significant initiative on pay and training for U.S. associates. Approximately 500,000 full-time and part-time associates at Walmart U.S. stores and Sam's Clubs received pay raises in the first half of fiscal 2016 and in February 2016, approximately 1.2 million full-time and part-time associates at Walmart U.S. stores and Sam's Clubs received pay increases. Also included in the announcement were comprehensive changes to our hiring, training, compensation and scheduling programs, as well as to our store management structure. These changes will give our U.S. associates the opportunity to earn higher pay and advance in their careers.
Certain information relating to retirement-related benefits we provide to our associates is included in our Annual Report to Shareholders in Note 12 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference.
In addition to retirement-related benefits, in the U.S., the Company offers a broad range of Company-paid benefits to our associates, including store discount cards or Sam's Club memberships, bonuses based on Company performance, matching a portion of purchases of our stock by associates through our Associate Stock Purchase Plan and life insurance. The Company also offers health-care benefits to eligible full-time and part-time associates in the U.S. The Company's medical plan in the U.S. has no lifetime maximum benefit for most expenses.
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

Name	Business Experience	Current Position Held Since	Age
Neil M. Ashe	Executive Vice President, President and Chief Executive Officer, Global eCommerce and Technology, beginning in February 2016, and from January 2012 to January 2016 served as Executive Vice President, President and Chief Executive Officer, Global eCommerce. From April 2011 to July 2011, he served as Special Advisor to the Chief Executive Officer of CBS Corporation, a mass media company. From July 2008 to April 2011, he served as President of CBS Interactive, Inc., an Internet content publisher.	2012	48

Daniel J. Bartlett	Executive Vice President, Corporate Affairs, beginning in June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	44

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 1, 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International. From January 2013 to January 2014, he was Executive Vice President and Chief Financial Officer of Walmart U.S. and from January 2012 to January 2013, he was Senior Vice President and Chief Financial Officer of Walmart U.S. From September 2010 to January 2012, he served as Senior Vice President, Sam's Club Operations.	2016	47

Rosalind G. Brewer	Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 1, 2012. From February 2011 to January 2012, she served as Executive Vice President and President of the East business unit of Walmart U.S. From February 2010 to January 2011, she served as Executive Vice President and President of the South business unit of Walmart U.S. From March 2007 to January 2010, she served as Divisional Senior Vice President of Walmart U.S., responsible for operations in the Southeast.	2012	53

Jacqueline P. Canney	Executive Vice President, Global People, effective August 3, 2015. From September 2003 to July 2015, she served as the Managing Director of Global Human Resources at Accenture plc., a global management consulting, technology services, and outsourcing company, and prior to 2003, she served in a variety of human resource roles during her career with Accenture that began in 1989.	2015	48

David Cheesewright	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 1, 2014. From September 2011 to January 2014, he served as President and Chief Executive Officer for Walmart International's Europe, Middle East and Africa (EMEA) and Canada region. From February 2008 to September 2011, he served as President and Chief Executive Officer of Walmart Canada.	2014	53

Gregory Foran	Executive Vice President, President and Chief Executive Officer, Walmart U.S. beginning in August 2014. From May 2014 to August 2014, he served as President and Chief Executive Officer for the Walmart Asia region. From March 2012 to May 2014, he served as President and Chief Executive Officer of Walmart China. From October 2011 to March 2012, he served as Senior Vice President responsible for various international projects. From 2009 until July 2011, he served as Director of Supermarkets, Liquor and Petrol at Woolworths Limited, the largest retailer in Australia and New Zealand.	2014	54

Rollin L. Ford	Executive Vice President and Chief Administrative Officer, effective February 1, 2012. From May 2006 to January 2012, he served as Executive Vice President, Chief Information Officer.	2012	53

Jeffrey J. Gearhart	Executive Vice President, Global Governance and Corporate Secretary, effective February 1, 2013. From July 2010 to January 2013, he served as Executive Vice President, General Counsel and Corporate Secretary. From February 2009 to July 2010, he served as Executive Vice President, General Counsel.	2013	51

C. Douglas McMillon	President and Chief Executive Officer, effective February 1, 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	49

Steven P. Whaley	Senior Vice President and Controller.	2007	56

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.stock.walmart.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
A description of any substantive amendment or waiver of Walmart's Code of Ethics for the CEO and Senior Financial Officers or our Statement of Ethics for our chief executive officer, our chief financial officer and our controller, who is our principal accounting officer, will be disclosed on our website at www.stock.walmart.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

ITEM 1A.	RISK FACTORS
The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Strategic Risks
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
General economic conditions, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, lower or higher prices of petroleum products, including crude oil, natural gas, gasoline, and diesel fuel, higher costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes and surcharges, other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell through our business, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, otherwise adversely affect our net sales and result in slower inventory turnover and greater markdowns on inventory.
Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, unavailability of consumer credit, changes in consumer spending and shopping patterns, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we operate may adversely affect consumer demand for our merchandise in those countries, especially those countries in which average incomes are significantly lower than average incomes in the U.S. These conditions may adversely affect our net sales, gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and consolidated operating results.
Higher interest rates, lower or higher prices of petroleum products, including crude oil, natural gas, gasoline, and diesel fuel, higher costs for electricity and other energy, higher transportation costs, inflation, higher commodity prices, higher costs of labor, insurance and healthcare, currency exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in healthcare laws, the imposition of measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors in the U.S. and other countries in which we have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.
We may not timely identify or effectively respond to consumer trends or preferences, whether involving physical retail, digital retail or the integration of physical and digital retail, which could negatively affect our relationship with our customers, the demand for our products and services, and our market share.
It is difficult to predict consistently and successfully the products and services our customers will demand. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment, whether for customers purchasing products at our stores and clubs, through our digital retail businesses or through the combination of both retail offerings. A critical piece of identifying consumer preferences involves price transparency, assortment of products, customer experience, convenience and the speed and cost of shipping. These factors are of primary importance to customers and they continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products online, at physical locations or through a combination of both retail offerings. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including the key factors described above) and spending patterns, whether for our physical retail offerings, digital retail offerings or the integration of physical retail and digital retail, could negatively affect our relationship with our customers, the demand for our products and services and our market share.

We face strong competition from other retailers and wholesale club operators (whether through physical retail, digital retail or through the integration of both areas), which could materially adversely affect our financial performance.
The retail business is highly competitive. Each of our segments competes for customers, employees, store and club sites, products and services and in other important aspects of its business with many other local, regional, national and global retailers and wholesale club operators, as well as other national and international internet-based retailers and retail intermediaries. Our Walmart U.S. segment competes with retailers operating discount, department, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as e-commerce and catalog businesses. Our Sam's Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, gasoline stations, as well as e-commerce retailers, wholesalers and catalog businesses.
Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, home-improvement stores, specialty electronics stores, apparel stores, wholesale clubs, cash & carry operations, convenience stores and e-commerce and catalog businesses. We compete with such retailers, wholesale club operators and e-commerce retailers in a variety of ways, including the prices at which we sell our merchandise, the merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our e-commerce websites and mobile commerce applications, cost and speed of and options for delivery to our customers of the merchandise they purchase from us online, through mobile commerce applications and the integration of our physical locations with our digital retail operations.
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
Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a greater portion of total consumer expenditures with all retailers and wholesale clubs could occur online and through mobile commerce applications. If we fail to maintain or grow our overall market position through the integration of our physical retail presence and digital retail, our net sales and financial performance could be adversely affected. In addition, a greater concentration of retail and wholesale club sales in online and mobile commerce sales could result in a reduction in the amount of traffic we have in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such in-store and in-club traffic creates and could reduce our sales within our stores and materially adversely affect the financial performance of the physical side of our segments’ overall operations.
Operational Risks
Natural disasters, changes in climate, and geo-political events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate and geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and our associates to reach or have transportation to our stores and clubs directly affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, the unavailability of our retail websites and mobile commerce applications to our customers, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which these types of events occur, such as Superstorm Sandy in the U.S. in 2012, or numerous winter storm systems in the U.S. in 2013, 2014 and 2015, and could adversely affect our financial performance.

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
Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We expect all of our suppliers to comply with applicable laws, including labor, safety and environmental laws, and to otherwise meet our required supplier standards of conduct. Our ability to find qualified suppliers who uphold our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.
Political and economic instability in the countries in which foreign suppliers and their manufacturers are located, the financial instability of suppliers, suppliers' failure to meet certain of our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the U.S., currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
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
If the products we sell are not safe or otherwise fail to meet our customers' expectations, we could lose customers, incur liability for any injuries suffered by our customers using or consuming a product we sell or otherwise experience material adverse effects to our financial performance.
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food and non-food items we sell, regardless of the cause, could adversely affect our financial performance.
We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to conduct our operations.
Although we have independent, redundant and physically separate primary and secondary information systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical information systems. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyberattacks from cyber-attackers and sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both our information systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many of our information systems, establishing common processes across our lines of business. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. If we fail to integrate our information systems and processes, we may fail to realize the cost savings anticipated to be derived from these initiatives.

If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us over our e-commerce websites and mobile commerce applications, including walmart.com and samsclub.com in the U.S. and our retail websites in 10 other countries, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online and through mobile commerce applications with us and with our competitors and to do comparison shopping. We are increasingly using social media to interact with our customers and as a means to enhance their shopping experience. As a part of our multi-channel sales strategy, we offer "Walmart Pickup" and "Club Pickup" and in a growing number of locations, "Online Grocery" programs under which many products available for purchase online can be shipped to and picked up by the customer at his or her local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Multi-channel retailing is a rapidly evolving part of the retail industry and of our operations in the U.S. and in a number of markets in which our Walmart International segment operates.
We must anticipate and meet our customers' changing expectations while adjusting for new developments and technology investments by our competitors through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Any failure on our part to provide attractive, user-friendly e-commerce platforms that offer a wide assortment of merchandise at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and mobile commerce application merchandising and related technology could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Any failure to maintain the security of the information relating to our company, customers, members, associates and vendors that we hold, whether as a result of cybersecurity attacks on our information systems or otherwise, could damage our reputation with customers, members, associates, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation, and could materially adversely affect our operating results.
As do most retailers, we receive and store in our digital information systems certain personal information about our customers and members, and we receive and store personal information concerning our associates and vendors. We also utilize third-party service providers for a variety of reasons, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. In addition, our online operations at www.walmart.com, www.samsclub.com and our websites in certain of our foreign markets depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, cyber-attackers make numerous attempts to access the information stored in our information systems. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information and have security processes, protocols and standards that are applicable to our third-party service providers to protect information from our systems to which they have access to under their engagements with us.
However, we or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which cyber-attackers may attempt to defeat our security measures or those of our third-party service providers and breach our or our third-party service providers' information systems. During fiscal 2016, we were notified that a third party service provider that hosts the online photo center for Walmart Canada suffered a security breach that compromised information of users of that company's site, including some Walmart Canada customers, which we believe has not had a material impact on Walmart Canada or the Company. Walmart Canada discontinued use of this third party service provider. Sam's Club in the United States also used the same third party service provider to host its online photo center through a different system than the one used by Walmart Canada. After the breach in Canada, Sam's Club suspended the operation of the online photo center until a security review could be completed by the third party service provider. Once the security review was complete and new technology with enhanced security measures was implemented by the third party service provider, along with a determination that the information of Sam's Club members was not compromised by the security breach, Sam's Club resumed the operation of the online photo center through the same third party service provider.
Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat our security measures or those of our third-party service providers in the future like the incident referenced above and obtain the personal information of customers, members, associates and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Moreover, associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers' security measures and breach our or our third-party service providers' information systems (whether digital or otherwise).

Any breach of our security measures or those of our third-party service providers and loss of our confidential information, which could be undetected for a period of time, or any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers and members whose personal data was compromised and to restore customer and member confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.
In addition, such events could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, as well as our operations, results of operations, financial condition and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our digital retail operations.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, our private label cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. By accepting debit and credit cards as a retailer for payment, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. The payment card industry set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) chip card credit and debit transactions. While we already accept many EMV cards, if we are unable to fully implement EMV as planned, we may incur increased costs associated with the liability shift. By accepting debit cards for payment, we are also subject to compliance with the American National Standards Institute encryption standards and payment network security operating guidelines. Even though we comply with these guidelines and standards and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyberattacks, cyber terrorism, or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to us.
Our failure to attract and retain qualified associates, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
The wage increases for over 500,000 associates in our operations in the U.S. and investment in other initiatives for our associates in the U.S. that we announced in February 2015, and related wage increases for 1.2 million associates aggregating $1.5 billion in the year ending January 31, 2017 ("fiscal 2017") will increase our wage and other labor expenses significantly. If we cannot offset the increases in our wage expenses resulting from those wage increases by increasing our gross profit, achieving decreases in our operating, selling, general and administrative expense or a combination of both in the year ending January 31, 2018 and thereafter, our consolidated operating income and our consolidated income from continuing operations could continue to be less than our consolidated operating income and consolidated income from continuing operations for our fiscal years prior to fiscal 2017. In addition, if our costs of labor or related costs increase even more significantly for other reasons or if new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.

We may face impediments to our expansion of physical retail in the U.S., which may materially adversely affect our financial performance.
Our expansion strategy in the U.S. depends upon our ability to execute our retail concepts successfully in new markets within the U.S. and upon our ability to increase the number of stores in markets in which we currently have operations. Our ability to open additional supercenters, discount stores, Neighborhood Markets, other store formats, and Sam's Clubs depends in large measure upon our ability to locate, hire and retain qualified personnel and to acquire new store sites on acceptable terms. Local real estate, land use, zoning, and other regulations restricting the construction of buildings of the type in which we operate our various formats, as well as local community action opposed to the location of specific stores at specific sites and the adoption of certain local laws restricting our operations, may affect our ability to open new stores and clubs, to convert discount stores into supercenters or to relocate or expand existing units in certain cities and states, including in market areas in which we have no existing operations.
Increased real estate, construction and development costs could limit our growth opportunities and our ability to convert our discount stores into supercenters. Moreover, our expansion in our existing local market areas may be limited if the opening of new stores or clubs would result in an unacceptable level of cannibalization of the sales of existing stores or clubs. If we are unable to open new supercenters, discount stores, Neighborhood Markets, other small formats or Sam's Clubs or continue to convert discount stores into supercenters, our financial performance, such as net sales and operating income growth, could be materially adversely affected. In addition, if consumers in the markets into which we expand or in which we build stores of a new format are not receptive to our retail concepts or are otherwise not receptive to our presence in a market, our financial performance could be adversely affected.
Impediments to the expansion of our Walmart International operations could materially adversely affect our financial performance.
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
Moreover, cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in the consumers in those markets not being as receptive to our retail concepts as we anticipate those consumers will be and may make an effective response to such issues more difficult to achieve. Economic, business and legal environments in foreign markets may be such that we are unable to expand our operations and increase our net sales in those markets as we may want to do and could result in the closure of our existing units in such markets, which closures impede the growth of our international operations. Finally, some countries have foreign investment laws that prohibit us or limit us from holding a controlling interest in retail operations in those countries, making our entry into those markets, which may present attractive growth opportunities, more difficult, if not impossible. If we cannot effectively continue to expand our Walmart International segment, our ability to grow our business could be adversely affected.
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
Financial Risks
Fluctuations in foreign exchange rates may materially adversely affect our financial performance and our reported results of operations.
Our operations in countries other than the U.S. are conducted primarily in the local currencies of those countries. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. In recent years, fluctuations in currency exchange rates that were unfavorable to us coupled with such translations have had a material adverse effect on our reported results of operations. As a result of such translations, fluctuations in currency exchange rates from period-to-period that are unfavorable to us may also result in our consolidated financial statements reflecting significant adverse period-over-period changes in our financial performance or reflecting a period-over-period improvement in our financial performance that is not as robust as it would be without such fluctuations in the currency exchange rates. Such unfavorable currency exchange rate fluctuations will adversely affect the reported performance of our Walmart International operating segment and have a corresponding adverse effect on our reported consolidated results of operations.
We may pay for products we purchase for sale in our stores and clubs around the world with a currency other than the local currency of the country in which the goods will be sold. When we must acquire the currency to pay for such products and the exchange rates for the payment currency fluctuate in a manner unfavorable to us, our cost of sales may increase and we may be unable or unwilling to change the prices at which we sell those goods to address that increase in our costs, with a corresponding adverse effect on our gross profit. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable store and club sales growth rates, e-commerce growth rates, gross margin, earnings and earnings per share or new store and club openings could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies.
Regulatory, Compliance, Reputational and Other Risks
Our operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could materially adversely affect our business or financial performance.
We are currently engaged in the operation of retail through our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom; our majority-owned subsidiaries operating in Africa, Central America and Mexico; and our joint ventures and other controlled subsidiaries in China in addition to our U.S. operations. During fiscal 2016, our Walmart International operations generated approximately 26% of our consolidated net sales. Our divisions also source goods and services from other countries. The future expansion of our operations in countries outside the U.S. could result in our international operations accounting for a larger portion of our net sales in future years. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints, local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.
In particular, Brazilian federal, state and local laws are complex and subject to varying interpretations. Although the Company believes it complies with those laws, the Company's subsidiaries in Brazil are party to a large number of labor claims and non-income tax assessments, which have arisen during the normal course of business in Brazil. These matters are subject to inherent uncertainties and if decided adversely to the Company, could materially adversely affect our financial performance.
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
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries such as the UK Bribery Act. We maintain policies prohibiting such business practices and have in place enhanced global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.
We are also subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our income taxes could be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.
We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.
We are subject to certain legal proceedings that may materially adversely affect our results of operations, financial condition and liquidity.
We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation. In particular, we are currently a defendant in a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state wage and hour laws, as well as a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state consumer laws.
In addition, ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, has been named as a defendant in over 7,000 "equal value" claims that are pending in the Manchester Employment Tribunal (the "Employment Tribunal") in the United Kingdom. The claimants, who are current and former ASDA store employees, allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouses and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. The claimants are seeking: (i) back pay consisting of the difference between the wage rate paid in the stores and the rate paid in the warehouses and distribution facilities for the period of their employment up to a maximum of six years under the statute of limitations; and (ii) an increase in the store rate prospectively, to match that paid in the warehouses and the distribution facilities. On January 30, 2015, the Employment Tribunal held a case management conference in order to set a schedule for addressing jurisdictional challenges and other issues involved in the first phase of the litigation. At this time, it is undetermined: (i) how many of these claims may ultimately be filed; or (ii) whether the Employment Tribunal will decide to hear each claim individually or to consolidate them into groups of similar claims and proceed with the trial of "test cases." Determinations made in such test cases, if any, might be asserted as binding in subsequent trials of claims within that group and any subsequent claims involving the same issues. Moreover, a determination as to the appropriate rate of pay for a particular store position might be asserted as the basis for additional claims for back pay or wage increases by other store associates who perform, or who have performed, like work in that position.
On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings, contending that the High Court, which is the superior first instance civil court in the UK that is headquartered in the Royal Courts of Justice in the City of London, is the more convenient and appropriate forum to hear these claims. On March 23, 2015, ASDA also asked the Employment Tribunal to "strike out" substantially all of the claims for failing to comply with Employment Tribunal rules. Following argument and appellate proceedings, the claims have remained in the Employment Tribunal. The issue of stay, strike out, and the scope of Employment Tribunal rules are the subject of further appellate proceedings. We discuss this case and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.

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
We could be exposed to a variety of negative consequences as a result of these matters. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The existing and any additional shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or our own internal investigations and review. Moreover, we expect to continue to incur costs (incremental to the $126 million of costs incurred in fiscal 2016 and the costs incurred in prior years) in conducting our on-going review and investigations and in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations and in defending the existing and any additional shareholder lawsuits and any governmental proceedings that are instituted against us or any of our current or former officers. These matters may require the involvement of certain members of our senior management that could impinge on the time they have available to devote to other matters relating to our business. We also expect that there will be ongoing media and governmental interest, including additional news articles from media publications on these matters that could impact the perception of our role as a corporate citizen among certain audiences. Our process of assessing and responding to the governmental investigations and the shareholder lawsuits continues. While we believe that it is probable that we will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, we cannot reasonably estimate any loss or range of loss that may arise from these matters. Although we do not presently believe that these matters will have a material adverse effect on our business, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The number of supercenters, discount stores, Neighborhood Markets, other small formats and Sam's Clubs located in each state or territory of the U.S. and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2016 in the part of our Annual Report to Shareholders under the caption "Unit Counts as of January 31, 2016" that is an exhibit hereto and that information is incorporated herein by reference. The following table provides further details of our retail units and distribution facilities, including return facilities, as of January 31, 2016:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
U.S. properties
Walmart U.S. retail units	3,934	—	640	—	4,574
Sam's Club retail units	554	—	101	—	655
Total U.S. retail units	4,488	—	741	—	5,229
Walmart U.S. distribution facilities	102	2	10	23	137
Sam's Club distribution facilities	3	3	2	16	24
Total U.S. distribution facilities	105	5	12	39	161
Total U.S. properties	4,593	5	753	39	5,390

International properties
Africa	42	—	366	—	408
Argentina	65	—	43	—	108
Brazil	219	—	280	—	499
Canada	133	—	267	—	400
Central America	239	—	470	—	709
Chile	231	—	164	—	395
China	3	—	429	—	432
India	2	—	19	—	21
Japan	57	—	289	—	346
Mexico	676	—	1,684	—	2,360
United Kingdom	433	—	188	—	621
Total International retail units	2,100	—	4,199	—	6,299
International distribution facilities	45	11	72	48	176
Total International properties	2,145	11	4,271	48	6,475

Total retail units	6,588	—	4,940	—	11,528
Total distribution facilities	150	16	84	87	337
Total properties	6,738	16	5,024	87	11,865
We own office facilities in Bentonville, Arkansas that serve as our principal office and own and lease office facilities throughout the U.S. and internationally for operations and field and market management. The land on which our stores are located is either owned or leased by the Company. We use independent contractors to construct our buildings. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company's store and club leases have renewal options, some of which include escalation clauses causing an increase in rents.
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
During fiscal year 2015, a California Greenwashing Task Force informed the Company (including one of its subsidiaries) that it was investigating whether the Company and its subsidiary had violated a California statute that prohibits the sale of plastic products labeled by the Company's and its subsidiary's suppliers as "biodegradable" or "compostable." On January 13, 2016, the Task Force sent the Company and its subsidiary a settlement demand with the following terms: a $1.5 million civil penalty; a restitution program; a compliance program; and investigative costs. On March 7, 2016, the Company and its subsidiary responded to the offer and are continuing to work with the Task Force towards a resolution.
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
On April 6, 2015, representatives for the Brazilian Institute of the Environment alleged that WMS Supermercados do Brasil Ltda ("Walmart Brazil") had failed to file required reports documenting the number of tires imported, sold and recycled. The agency proposed a penalty of approximately $857,000 and prohibited Walmart Brazil from selling or importing tires until the matter is resolved. In October 2015, Walmart Brazil filed its defense with the agency against the imposition of this penalty.
In September 2014, a spill of approximately 50 liters of fuel occurred at a store in Lerma, Mexico. A subsidiary of the Company, Nueva Wal-Mart de Mexico, S. de R.L. de C.V., took steps to address the spill and engaged an expert to oversee the final cleanup. The Municipality of Lerma proposed a penalty of approximately $128,000 along with the implementation of a monitoring program around the spill area to address the situation. The Company implemented a monitoring program which concluded that there was no contamination in the spill area and is challenging the penalty in an administrative court.
In February 2014, a division of the Health Department of the City of Vitória notified Walmart Brazil, a subsidiary of the Company, that a wastewater leak had been observed in the parking lot of a store. Walmart Brazil has been cooperating with the agency and believes that it has addressed the situation.
In January 2014, a division of the State Department of Sustainable Development of Santa Catarina notified Walmart Brazil that a store did not have the proper license for a wastewater treatment system. Walmart Brazil resolved the matter by paying a penalty of approximately $50,000 and is awaiting the issuance of the license.
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
In April and May 2011, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that five stores may have been constructed without first obtaining an environmental impact license as required, and for failing to comply with conditions required by those licenses. The Ministry proposed a penalty of approximately $178,000 related to such stores and Arrendadora is currently in discussions with the Ministry regarding payment of such amount. In 2014, the Ministry informed Arrendadora it believed that four additional stores may have been constructed with the same deficiencies. The Ministry proposed a penalty of approximately $640,000 in respect to such additional stores and also required Arrendadora to obtain the licenses and comply with the required conditions. Arrendadora was subsequently released by an administrative court from the payment of such penalty. Arrendadora is in compliance with the conditions required for the licenses of all the foregoing stores.
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
Our common stock is primarily traded in the U.S. on the New York Stock Exchange. At March 28, 2016, the latest practicable date, there were 243,327 common stock shareholders of record.
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Board of Directors. On October 13, 2015, the Company's Board of Directors replaced the previous $15.0 billion share repurchase program, which had approximately $8.6 billion of remaining authorization for share repurchases as of that date, with a new $20.0 billion share repurchase program. As was the case with the replaced share repurchase program, the current share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At January 31, 2016, authorization for $17.5 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program, on a trade date basis, for each of the three months in the quarter ended January 31, 2016, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
November 1-30, 2015	6,975,479	$60.28	6,975,479	$19.6
December 1-31, 2015	19,180,216	59.97	19,180,216	18.4
January 1-31, 2016	15,304,381	63.17	15,304,381	17.5
Total	41,460,076		41,460,076

ITEM 6.	SELECTED FINANCIAL DATA
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, migrating certain processes to our shared services organizations and increasing monitoring controls. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting. However, they allow us to continue to enhance our internal control over financial reporting and ensure that our internal control environment remains effective.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2016, we identified and disclosed a material weakness in our controls over accounting for leases. The material weakness in internal control over financial reporting resulted from a lack of controls which allowed for the misinterpretation and historical misapplication of Accounting Standards Codification 840, Leases ("ASC 840") regarding sale-leaseback accounting, primarily lessee involvement in the construction of leased assets. Specifically, we did not have adequate controls in place to properly identify and account for leases that were subject to the sale-leaseback accounting guidance, primarily leases in which we made payments for certain structural components included in the lessor's construction of the leased assets, which should have resulted in the Company being deemed the owner of the leased assets for accounting purposes. To remediate the material weakness described above, we designed and implemented controls and enhanced and revised the design of existing controls and procedures to properly apply sale-leaseback accounting, primarily lessee involvement in the construction of leased assets, under ASC 840.
During the fourth quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Except as noted above, there has been no change in the Company's internal control over financial reporting as of January 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Corporate Governance – Proposal No. 1 – Election of Directors" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 2016 (our "Proxy Statement").
Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2015 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for the CEO and Senior Financial Officers and our Statement of Ethics applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this item is incorporated herein by reference to the information under the captions "Corporate Governance – Board Committees" and "Audit Matters – Audit Committee Financial Experts" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

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
The information required by this item is incorporated herein by reference to all information under the sub-captions "Holdings of Major Shareholders" and "Holdings of Officers and Directors" that appear under the caption "Stock Ownership" and all information that appears under the caption "Executive Compensation – Equity Compensation Plan Information" included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance – Related Person Transactions" and under the caption "Corporate Governance – Director Independence" included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to all information under the caption "Audit Matters – Audit Committee Pre-Approval Policy" and under the caption "Audit Matters – Proposal No. 4 – Ratification of Independent Accountants" included in our Proxy Statement.

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

Wal-Mart Stores, Inc.

DATE: March 30, 2016	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: March 30, 2016	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

DATE: March 30, 2016	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

DATE: March 30, 2016	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: March 30, 2016	By	/s/ Steven P. Whaley
Steven P. Whaley
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2016

DATE: March 30, 2016	By	/s/ Aida M. Alvarez
Aida M. Alvarez
Director

DATE: March 30, 2016	By	/s/ James I. Cash, Jr.
James I. Cash, Jr., Ph.D.
Director

DATE: March 30, 2016	By	/s/ Roger C. Corbett
Roger C. Corbett
Director

DATE: March 30, 2016	By	/s/ Pamela J. Craig
Pamela J. Craig
Director

DATE: March 30, 2016	By	/s/ Michael T. Duke
Michael T. Duke
Director

DATE: March 30, 2016	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

DATE: March 30, 2016	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

DATE: March 30, 2016	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2016

DATE: March 30, 2016	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

DATE: March 30, 2016	By	/s/ Kevin Y. Systrom
Kevin Y. Systrom
Director

DATE: March 30, 2016	By	/s/ Jim C. Walton
Jim C. Walton
Director

DATE: March 30, 2016	By	/s/ S. Robson Walton
S. Robson Walton
Director

DATE: March 30, 2016	By	/s/ Linda S. Wolf
Linda S. Wolf
Director
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2016

Exhibit Index(1),(2)
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

4 (b)
Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344).

4 (c)
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

4 (d)
Indenture dated as of July 5, 2001, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Number 333-64740).

4 (e)
Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847).

4 (f)
Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512).

4 (g)
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

4 (h)
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

10(a)
Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective February 1, 2012, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated September 29, 2011. (Commission File No. 001-6991)(1)

10(b)
Wal-Mart Stores, Inc. Management Incentive Plan as amended and effective February 1, 2013, is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 22, 2013.

10(c)
The Rules of the ASDA Sharesave Plan 2000, as amended effective February 6, 2015, is incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2015, filed on April 1, 2015.

10(d)*	Wal-Mart Stores, Inc. 2004 Associate Stock Purchase Plan, as amended and restated effective March 9, 2007.

10(e)*	Wal-Mart Stores, Inc. Stock Incentive Plan of 2015, as amended and restated effective February 23, 2016.

10(f)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan, Notice of Non Qualified Stock Option Grant is incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011. (Commission File No. 001-6991)(1)

10(g)
Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan amended and restated effective February 1, 2011, is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated September 29, 2011. (Commission File No. 001-6991)(1)

10(h)
Wal-Mart Stores, Inc. Director Compensation Deferral Plan, amended and restated effective June 4, 2010, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011. (Commission File No. 001-6991)(1)

10(i)
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011. (Commission File No. 001-6991)(1)

10(i).1*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011.

10(j)*	Wal-Mart Deferred Compensation Matching Plan, as amended and restated effective February 1, 2016.

10(k)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Performance Unit Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

10(l)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

10(m)
Post-Termination Agreement and Covenant Not to Compete between Wal-Mart Canada Corp. and David Cheesewright dated as of January 31, 2014, is incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.

10(n)
Retirement Agreement by and between the Company and Charles M. Holley, dated October 8, 2015, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 9, 2015.

10(o)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share-Settled Performance Unit Notification and Terms and Conditions.

10(p)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share-Settled Performance Unit Notification and Terms and Conditions (Wal-Mart Canada Corp.-related).

10(q)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Restricted Stock Award, Notification of Award and Terms and Conditions of Award.

10(r)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Performance-Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award.

10(s)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share-Settled Restricted Unit Notification and Terms and Conditions (Wal-Mart Canada Corp.-related).

12*	Statement regarding computation of the Earnings to Fixed Charges Ratios.

13*
Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2016. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2016, is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

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

Notes to Exhibit Index:

1.
The exhibits listed in this Exhibit Index and incorporated as exhibits to the Annual Report on Form 10-K of Wal-Mart Stores, Inc. (the "Company") for the fiscal year ended January 31, 2016 by reference to an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company previously filed with the SEC by the Company are available for review online on the EDGAR system of the SEC at www.sec.gov as exhibits to the Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K referred to above in the description of the exhibit incorporated by reference. The historical filings of the Company may be reviewed and copied at the Public Reference Room of the SEC at 100 F Street, NE Washington, DC 20549-2521 under Commission File No. 001-6991.

2.
The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt instruments, but the aggregate principal amount of the debt instruments of any one series of such debt instruments has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company has previously filed with the SEC its agreement to, and hereby agrees to, file copies of the agreements relating to long-term debt instruments and the instruments representing or evidencing such long-term debt instruments with the SEC upon request. As a result, in accordance with the provisions of paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K of the SEC, copies of such long-term debt instruments have not been filed as exhibits to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016. The Company has previously filed the documents and instruments establishing the specific terms of long-term debt instruments offered and sold by the Company pursuant to its effective registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended, as exhibits to the applicable registration statement or as exhibits to a Current Report on Form 8-K filed in connection with the applicable registration statement and the sale and issuance of those long-term debt instruments.