Form 10-Q
period 2016-04-30
WAL MART STORES INC
filed 2016-06-03
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2016.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,116,646,721 shares of common stock outstanding as of June 1, 2016.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2016	2015
Revenues:
Net sales	$114,986	$114,002
Membership and other income	918	824
Total revenues	115,904	114,826
Costs and expenses:
Cost of sales	86,544	86,483
Operating, selling, general and administrative expenses	24,085	22,663
Operating income	5,275	5,680
Interest:
Debt	499	523
Capital lease and financing obligations	86	320
Interest income	(24)	(19)
Interest, net	561	824
Income before income taxes	4,714	4,856
Provision for income taxes	1,498	1,573
Consolidated net income	3,216	3,283
Consolidated net income attributable to noncontrolling interest	(137)	58
Consolidated net income attributable to Walmart	$3,079	$3,341

Net income per common share:
Basic net income per common share attributable to Walmart	$0.98	$1.03
Diluted net income per common share attributable to Walmart	0.98	1.03

Weighted-average common shares outstanding:
Basic	3,144	3,231
Diluted	3,154	3,243

Dividends declared per common share	$2.00	$1.96
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Consolidated net income	$3,216	$3,283
Less consolidated net income attributable to nonredeemable noncontrolling interest	(137)	58
Consolidated net income attributable to Walmart	3,079	3,341

Other comprehensive income (loss), net of income taxes
Currency translation and other	621	(1,684)
Net investment hedges	(78)	(64)
Cash flow hedges	143	120
Minimum pension liability	(99)	70
Other comprehensive income (loss), net of income taxes	587	(1,558)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	15	131
Other comprehensive income (loss) attributable to Walmart	602	(1,427)

Comprehensive income, net of income taxes	3,803	1,725
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(122)	189
Comprehensive income attributable to Walmart	$3,681	$1,914
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,597	$8,705	$7,759
Receivables, net	5,187	5,624	5,813
Inventories	44,513	44,469	46,310
Prepaid expenses and other	1,800	1,441	2,251
Total current assets	59,097	60,239	62,133
Property and equipment:
Property and equipment	178,296	176,958	176,403
Less accumulated depreciation	(68,509)	(66,787)	(64,252)
Property and equipment, net	109,787	110,171	112,151
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	11,667	11,096	7,090
Less accumulated amortization	(4,960)	(4,751)	(3,556)
Property under capital lease and financing obligations, net	6,707	6,345	3,534

Goodwill	16,751	16,695	17,531
Other assets and deferred charges	6,363	6,131	5,398
Total assets	$198,705	$199,581	$200,747

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$3,813	$2,708	$799
Accounts payable	37,997	38,487	37,224
Dividends payable	4,723	—	4,741
Accrued liabilities	19,605	19,607	18,685
Accrued income taxes	1,328	521	1,707
Long-term debt due within one year	2,257	2,745	6,041
Capital lease and financing obligations due within one year	559	551	427
Total current liabilities	70,282	64,619	69,624

Long-term debt	37,151	38,214	38,867
Long-term capital lease and financing obligations	6,242	5,816	4,097
Deferred income taxes and other	7,272	7,321	8,169

Commitments and contingencies

Equity:
Common stock	313	317	323
Capital in excess of par value	1,720	1,805	2,354
Retained earnings	84,145	90,021	82,492
Accumulated other comprehensive loss	(10,995)	(11,597)	(8,595)
Total Walmart shareholders' equity	75,183	80,546	76,574
Nonredeemable noncontrolling interest	2,575	3,065	3,416
Total equity	77,758	83,611	79,990
Total liabilities and equity	$198,705	$199,581	$200,747
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2016	3,162	$317	$1,805	$90,021	$(11,597)	$80,546	$3,065	$83,611
Consolidated net income	—	—	—	3,079	—	3,079	137	3,216
Other comprehensive income, net of income taxes	—	—	—	—	602	602	(15)	587
Cash dividends declared ($2.00 per share)	—	—	—	(6,291)	—	(6,291)	—	(6,291)
Purchase of Company stock	(40)	(4)	(53)	(2,659)	—	(2,716)	—	(2,716)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(519)	(519)
Other	3	—	(32)	(5)	—	(37)	(93)	(130)
Balances as of April 30, 2016	3,125	$313	$1,720	$84,145	$(10,995)	$75,183	$2,575	$77,758
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Cash flows from operating activities:
Consolidated net income	$3,216	$3,283
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,388	2,319
Deferred income taxes	(122)	(159)
Other operating activities	(33)	239
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	494	782
Inventories	264	(1,475)
Accounts payable	(234)	(319)
Accrued liabilities	(590)	(919)
Accrued income taxes	810	695
Net cash provided by operating activities	6,193	4,446

Cash flows from investing activities:
Payments for property and equipment	(2,209)	(2,203)
Proceeds from the disposal of property and equipment	89	68
Other investing activities	1	22
Net cash used in investing activities	(2,119)	(2,113)

Cash flows from financing activities:
Net change in short-term borrowings	1,065	(741)
Proceeds from issuance of long-term debt	127	43
Payments of long-term debt	(2,013)	(915)
Dividends paid	(1,573)	(1,579)
Purchase of Company stock	(2,735)	(280)
Dividends paid to noncontrolling interest	(57)	(69)
Purchase of noncontrolling interest	(126)	(70)
Other financing activities	(120)	(84)
Net cash used in financing activities	(5,432)	(3,695)

Effect of exchange rates on cash and cash equivalents	250	(14)

Net increase (decrease) in cash and cash equivalents	(1,108)	(1,376)
Cash and cash equivalents at beginning of year	8,705	9,135
Cash and cash equivalents at end of period	$7,597	$7,759
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of April 2016 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in select countries. The receivable balance from consumer credit products was $1.1 billion, net of a reserve for doubtful accounts of $78 million at April 30, 2016, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $70 million at January 31, 2016. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At April 30, 2016 and January 31, 2016, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. Management is currently evaluating these ASUs, including which transition approach to use, but does not expect these ASUs to materially impact the Company's consolidated net income, financial position or cash flows.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position, cash flows and disclosures.

Note 2. Net Income Per Common Share
Basic income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share attributable to Walmart for the three months ended April 30, 2016 and 2015.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2016	2015
Numerator
Consolidated net income	$3,216	$3,283
Consolidated net income attributable to noncontrolling interest	(137)	58
Consolidated net income attributable to Walmart	$3,079	$3,341

Denominator
Weighted-average common shares outstanding, basic	3,144	3,231
Dilutive impact of stock options and other share-based awards	10	12
Weighted-average common shares outstanding, diluted	3,154	3,243

Net income per common share attributable to Walmart
Basic	$0.98	$1.03
Diluted	0.98	1.03

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2016:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2016	$(11,690)	$1,022	$(336)	$(593)	$(11,597)
Other comprehensive income (loss) before reclassifications	636	(78)	139	(97)	600
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(2)	2
Balances as of April 30, 2016	$(11,054)	$944	$(193)	$(692)	$(10,995)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from long-term debt	—	127	127
Repayments of long-term debt	(2,013)	—	(2,013)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	25	310	335
Balances as of April 30, 2016	$2,257	$37,151	$39,408
Issuances
The Company did not have any material long-term debt issuances during the three months ended April 30, 2016, but received proceeds from a number of small, immaterial long-term debt issuances by several of its non-U.S. operations.
Maturities
During the three months ended April 30, 2016, the following long-term debt matured and was repaid:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 11, 2016	1,000 USD	Fixed	0.600%	$1,000
April 15, 2016	1,000 USD	Fixed	2.800%	1,000
				$2,000
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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2016 and January 31, 2016, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2016		January 31, 2016
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$189	$5,000	$173
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	1,250	287	1,250	319
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,321	(355)	4,132	(609)
Total	$10,571	$121	$10,382	$(117)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2016, or for the fiscal year ended January 31, 2016.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2016 and January 31, 2016, are as follows:

	April 30, 2016		January 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,408	$47,396	$40,959	$46,965

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $349 million and $345 million at April 30, 2016 and January 31, 2016, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at April 30, 2016, however, the Company did have an insignificant amount of cash collateral posted with counterparties at January 31, 2016. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related investment that is also recorded in accumulated other comprehensive loss. These instruments will mature on dates ranging from October 2023 to February 2030.
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At April 30, 2016 and January 31, 2016, the Company had ¥10 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at April 30, 2016 and January 31, 2016 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

Cash Flow Instruments
The Company is a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are re-measured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative's cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that re-measurement and the adjustment to earnings for the period's allocable portion of the initial spot-forward difference associated with the hedging instrument. These cash flow instruments will mature on dates ranging from April 2022 to March 2034.
Financial Statement Presentation
Although subject to master netting arrangements, the Company does not offset derivative assets and derivative liabilities in its Condensed Consolidated Balance Sheets. Derivative instruments with an unrealized gain are recorded in the Company's Condensed Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and those hedging instruments with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date. Refer to Note 5 for the net presentation of the Company's derivative instruments.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2016			January 31, 2016
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	189	287	172	173	319	129

Derivative liabilities:
Deferred income taxes and other	—	—	527	—	—	738

Nonderivative hedging instruments
Long-term debt	—	3,747	—	—	3,644	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2016, authorization for $14.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	40.7	3.5
Average price paid per share	$67.23	$80.74
Total amount paid for share repurchases	$2,735	$280

Note 8. Common Stock Dividends
Dividends Declared
On February 18, 2016, the Board of Directors approved the fiscal 2017 annual dividend of $2.00 per share, an increase over the fiscal 2016 annual dividend of $1.96 per share. For fiscal 2017, the annual dividend will be paid in four quarterly installments of $0.50 per share, according to the following record and payable dates:

Record Date	Payable Date
March 11, 2016	April 4, 2016
May 13, 2016	June 6, 2016
August 12, 2016	September 6, 2016
December 9, 2016	January 3, 2017

The dividend installment payable on April 4, 2016 was paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. On June 10, 2011, the Pennsylvania Superior Court of Appeals issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. On December 15, 2014, the Pennsylvania Supreme Court issued its opinion affirming the Superior Court of Appeals' decision. At that time, the Company recorded expenses of $249 million for the judgment amount and post-judgment interest incurred to date. The Company will continue to accrue for the post-judgment interest until final resolution. On March 13, 2015, the Company filed a petition for writ of certiorari with the U.S. Supreme Court. On April 4, 2016, the U.S. Supreme Court denied the Company's petition for writ of certiorari and the case has been remanded to the trial court for further proceedings.
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 7,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the near future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims. On July 23, 2015, the Employment Tribunal denied ASDA's requests. Following additional proceedings, the Employment Appeal Tribunal agreed to review the "strike out" issue and the Court of Appeals agreed to review the stay issue. On May 26, 2016, the Court of Appeals denied ASDA's appeal of the stay issue. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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
The Company is also conducting a voluntary global review of its policies, practices and internal controls for anti-corruption compliance. The Company is engaged in strengthening its global anti-corruption compliance program through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance program, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations are reported or identified, the Audit Committee and the Company, together with their third party advisors, conduct inquiries and when warranted based on those inquiries, open investigations. Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets where the Company operates, including, but not limited to, Brazil, China and India.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three months ended April 30, 2016 and 2015, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Ongoing inquiries and investigations	$21	$25
Global compliance program and organizational enhancements	4	8
Total	$25	$33
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
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S. operating under the "Walmart" or "Wal-Mart" brands, as well as digital retail. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
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
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Net sales:
Walmart U.S.	$73,295	$70,245
Walmart International	28,083	30,278
Sam's Club	13,608	13,479
Net sales	$114,986	$114,002
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Operating income (loss):
Walmart U.S.	$4,232	$4,639
Walmart International	1,164	1,070
Sam's Club	413	427
Corporate and support	(534)	(456)
Operating income	5,275	5,680
Interest, net	561	824
Income before income taxes	$4,714	$4,856

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

•
Walmart U.S. is our largest segment with three primary store formats, as well as digital retail. Of our three reportable segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, it has historically contributed the greatest amount to the Company's net sales and operating income.

•
Walmart International consists of our operations outside of the U.S. and includes retail, wholesale and other businesses. These businesses consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, apparel stores, drug stores and convenience stores, as well as digital retail. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units, and expanding digital retail.

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
This discussion, which presents our results for periods occurring in the fiscal years ended January 31, 2017 ("fiscal 2017") and January 31, 2016 ("fiscal 2016"), should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2016, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2016, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2016, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.
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

Comparable store and club sales is a metric that indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable store and club sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through our websites and our mobile commerce applications and fulfilled through our e-commerce distribution facilities, as well as an estimate for sales initiated online and on our mobile commerce applications, but fulfilled through our stores and clubs. Sales of a store that has changed in format are excluded from comparable store and club sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Comparable store and club sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable store and club sales varies across the retail industry. As a result, our calculation of comparable store and club sales is not necessarily comparable to similarly titled measures reported by other companies.
In discussing our operating results, we use the term "currency exchange rates" to refer to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars for financial reporting purposes. We calculate the effect of changes in currency exchange rates from the prior period to the current period as the difference between current period activity translated using the current period's currency exchange rates, and current period activity translated using the comparable prior year period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company and the Walmart International segment in the future.
The Retail Industry
We operate in the highly competitive retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as e-commerce and catalog businesses. Many of these competitors are national, regional or international chains or have a national or international online presence. We compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees (whom we call "associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, cybersecurity attacks and unemployment.

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to ensure we maintain our strong leadership position around the world and in the countries in which we operate.  For several years, our performance metrics emphasized three financial priorities: growth, leverage and returns.  We are currently making strategic investments in our associates and in the integration of digital and physical retail.  These investments support long-term growth while we maintain our heritage of everyday low prices which are supported by everyday low cost.  During this time of increased investments, we have shifted our financial priorities to focus primarily on growth, balanced by the long-term health of the Company including returns.  We will continue to grow through new stores and clubs, and through increasing comparable store and club sales, which include our e-commerce sales.  While leverage remains important to everyday low cost, during this time of increased investments, operating expenses may grow at a rate that is greater than or equal to the rate of our net sales growth, and operating income may grow at a rate that is equal to or less than the rate of our net sales growth.
Our objective of balancing growth with returns means that we are focused on efficiently employing assets for return on investment and more effectively managing working capital to deliver strong free cash flow. We will also continue to provide returns to our shareholders through share repurchases and dividends.

Growth
We measure our growth primarily by the amount of the period-over-period growth in our net sales and our comparable store and club sales. We also review the progress of our digital retail investments by measuring the impact e-commerce sales have on our comparable store and club sales. At times, we make strategic investments which are focused on the long-term growth of the Company. These strategic investments may not benefit net sales and comparable store and club sales in the near term.
Net Sales

	Three Months Ended April 30,
	2016			2015
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$73,295	63.8%	4.3%	$70,245	61.6%
Walmart International	28,083	24.4%	(7.2)%	30,278	26.6%
Sam's Club	13,608	11.8%	1.0%	13,479	11.8%
Net sales	$114,986	100.0%	0.9%	$114,002	100.0%
Our consolidated net sales increased $984 million or 0.9% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase in net sales was due to positive comparable sales across the Company and 1.1% year-over-year growth in retail square feet. The positive effect of such factors was offset by a negative impact of $3.5 billion or 3.1% as a result of fluctuations in currency exchange rates and a $235 million decrease in fuel sales due to lower fuel prices at the Sam's Club segment.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three months ended April 30, 2016 and 2015, were as follows:

	Three Months Ended April 30,
	2016	2015	2016	2015
	With Fuel		Fuel Impact
Walmart U.S.	2.9%	0.6%	0.0%	0.0%
Sam's Club	0.2%	(4.3)%	(2.0)%	(4.2)%
Total U.S.	2.4%	(0.3)%	(0.4)%	(0.7)%

Comparable store and club sales in the U.S., including fuel, increased 2.4% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by continued traffic improvement and higher e-commerce sales at the Walmart U.S. segment and an extra day in February 2016 due to a leap year which contributed approximately 100 basis points. The positive effect of such factors on our comparable store and club sales were offset to a significant degree by the negative impact of lower fuel sales due to lower fuel prices at the Sam's Club segment. E-commerce sales positively impacted comparable sales approximately 0.2% and 0.6% for Walmart U.S. and Sam's Club, respectively, for the three months ended April 30, 2016.
Strategic Growth Investments
During the three months ended April 30, 2016, we made capital investments globally of $2.2 billion. These capital investments primarily consisted of payments to add new stores and clubs, remodel existing stores and clubs, construct distribution centers and invest in technology.

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
ROI was 15.3% and 16.6% for the trailing twelve months ended April 30, 2016 and 2015, respectively. The decline in ROI was primarily due to our decrease in operating income.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. We consider return on assets ("ROA") to be the financial measure computed in accordance with GAAP that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2016	2015
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$23,700	$26,634
+ Interest income	85	108
+ Depreciation and amortization	9,523	9,242
+ Rent	2,492	2,763
= Adjusted operating income	$35,800	$38,747

Denominator
Average total assets(1)	$199,726	$201,406
+ Average accumulated depreciation and amortization(1)	70,639	65,213
- Average accounts payable(1)	37,611	36,786
- Average accrued liabilities(1)	19,145	18,246
+ Rent x 8	19,936	22,104
= Average invested capital	$233,545	$233,691
Return on investment (ROI)	15.3%	16.6%

CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$15,013	$16,386
Denominator
Average total assets(1)	$199,726	$201,406
Return on assets (ROA)	7.5%	8.1%

	As of April 30,
	2016	2015	2014
Certain Balance Sheet Data
Total assets	$198,705	$200,747	$202,064
Accumulated depreciation and amortization	73,469	67,808	62,617
Accounts payable	37,997	37,224	36,347
Accrued liabilities	19,605	18,685	17,807

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $4.0 billion for the three months ended April 30, 2016, compared to free cash flow of $2.2 billion for the three months ended April 30, 2015. The increase in free cash flow was primarily due to improved working capital management.
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

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$6,193	$4,446
Payments for property and equipment	(2,209)	(2,203)
Free cash flow	$3,984	$2,243

Net cash used in investing activities(1)	$(2,119)	$(2,113)
Net cash used in financing activities	(5,432)	(3,695)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2016	2015
Total revenues	$115,904	$114,826
Percentage change from comparable period	0.9%	(0.1)%
Net sales	$114,986	$114,002
Percentage change from comparable period	0.9%	(0.1)%
Total U.S. calendar comparable store and club sales increase	2.4%	(0.3)%
Gross profit margin as a percentage of net sales	24.7%	24.1%
Operating income	$5,275	$5,680
Operating income as a percentage of net sales	4.6%	5.0%
Consolidated net income	$3,216	$3,283
Unit counts at period end	11,527	11,489
Retail square feet at period end	1,151	1,138
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased 0.9% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase in total revenues was consistent with the 0.9% increase in net sales. Net sales were positively impacted by positive comparable sales of 2.9% in the Walmart U.S. segment and the 1.1% year-over-year growth in retail square feet. The positive effect of such factors on our consolidated net sales was partially offset by $3.5 billion of fluctuations in currency exchange rates and a $235 million decrease in fuel sales due to lower fuel prices at the Sam's Club segment.
Our gross profit rate increased 60 basis points for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. Improved margins in grocery and health and wellness in the Walmart U.S. segment positively impacted our gross profit rate. Improved inventory management and cost saving initiatives in certain markets in the Walmart International segment and a reduction in low margin fuel sales at the Sam's Club segment also positively impacted our gross profit rate, while declines in general merchandise margin in the Walmart U.S. segment negatively impacted our gross profit rate.
For the three months ended April 30, 2016, operating expenses as a percentage of net sales increased 107 basis points when compared to the same period in the previous fiscal year, primarily due to an increase in wage expense at the Walmart U.S. and Sam's Club segments resulting from the continued investment in associate wage structure, and our continued investments in digital retail and information technology.
As a result of the factors discussed above, operating income decreased $405 million for the three months ended April 30, 2016, compared to the same period in the previous fiscal year.
Net interest expense for the three months ended April 30, 2016 decreased $263 million, when compared to the same period in the previous fiscal year, and net income attributable to noncontrolling interests changed $195 million, when compared to the same period in the previous fiscal year, primarily due to the cumulative impact of an immaterial accounting correction for lease accounting made in the three months ended April 30, 2015.
Our effective income tax rate was 31.8% for the three months ended April 30, 2016, compared to 32.4% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.2 billion of consolidated net income for the three months ended April 30, 2016, a decrease of $67 million when compared to the same period in the previous fiscal year. Diluted income per common share attributable to Walmart ("EPS") was $0.98 for the three months ended April 30, 2016, a decrease compared to EPS of $1.03 for the three months ended April 30, 2015.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2016	2015
Net sales	$73,295	$70,245
Percentage change from comparable period	4.3%	3.5%
Calendar comparable store sales increase	2.9%	0.6%
Operating income	$4,232	$4,639
Operating income as a percentage of net sales	5.8%	6.6%
Unit counts at period end	4,601	4,555
Retail square feet at period end	692	683
Net sales for the Walmart U.S. segment increased 4.3% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to an increase in comparable store sales of 2.9%, which was driven by an extra day in February 2016 due to a leap year, positive customer traffic and a positive contribution of approximately 0.2% by e-commerce sales. Additionally, year-over-year growth in retail square feet of 1.3% contributed to the increase in net sales.
Gross profit rate increased 44 basis points for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year, primarily due to improved margin in grocery and health and wellness, partially offset by a reduced margin in general merchandise as a result of our continued effort to improve inventory productivity and the customer experience which led to higher markdowns.
For the three months ended April 30, 2016, operating expenses as a percentage of segment net sales increased 141 basis points when compared to the same period in the previous fiscal year. The increase was primarily driven by an increase in wage expense due to the continued investment in the associate wage structure. In addition, higher associate incentive and our continued investments in digital retail and information technology contributed to the increases in operating expenses as a percentage of segment net sales. The increases in operating expenses as a percentage of segment net sales for the three months ended April 30, 2016 were partially offset by a decrease in utility and maintenance expense due to a milder winter.
As a result of the factors discussed above, segment operating income decreased $407 million for the three months ended April 30, 2016, compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2016	2015
Net sales	$28,083	$30,278
Percentage change from comparable period	(7.2)%	(6.6)%
Operating income	$1,164	$1,070
Operating income as a percentage of net sales	4.1%	3.5%
Unit counts at period end	6,274	6,286
Retail square feet at period end	372	368
Net sales for the Walmart International segment decreased 7.2% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The decrease in net sales was primarily due to $3.5 billion of negative impacts from fluctuations in currency exchange rates and negative comparable sales in the United Kingdom, partially offset by positive comparable sales in all other markets and year-over-year growth in retail square feet of 1.0%.
Gross profit rate increased 70 basis points for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase in the gross profit rate was primarily due to improved inventory management and cost saving initiatives in certain markets.
Operating expenses as a percentage of segment net sales increased 17 basis points for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was due to negative comparable sales on fixed expenses in the United Kingdom.
As a result of the factors discussed above, segment operating income increased $94 million for the three months ended April 30, 2016, compared to the same period in the previous fiscal year.

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

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2016	2015
Including Fuel
Net sales	$13,608	$13,479
Percentage change from comparable period	1.0%	(3.0)%
Calendar comparable club sales increase (decrease)	0.2%	(4.3)%
Operating income	$413	$427
Operating income as a percentage of net sales	3.0%	3.2%
Unit counts at period end	652	648
Retail square feet at period end	87.2	86.6

Excluding Fuel
Net sales	$12,727	$12,363
Percentage change from comparable period	2.9%	1.2%
Operating income	$408	$436
Operating income as a percentage of net sales	3.2%	3.5%
Net sales for the Sam's Club segment increased 1.0% for the three months ended April 30, 2016, when compared to the same period of the previous fiscal year. The increase in net sales was primarily due to year-over-year growth in retail square feet of 0.7% and higher e-commerce sales at samsclub.com. The increase in net sales was partially offset by a decrease of $235 million in fuel sales from lower fuel prices.
Gross profit rate increased 51 basis points for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The increase was primarily due to the reduction in low margin fuel sales. The increase in gross profit rate was partially offset by the segment's continued investment in the Cash Rewards program.
Membership and other income decreased 3.5% for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year. The decrease was due to a reduction in other income partially offset by an increase of 3.9% in membership income as a result of increased Plus member renewals.
For the three months ended April 30, 2016, operating expenses as a percentage of segment net sales increased 52 basis points compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily due to lower fuel sales on fixed expenses related to operating our fuel stations, an increase in wage and benefit expense due to the continued investment in the associate wage structure, an increase in advertising expense and our continued investment in digital retail.
As a result of the factors discussed above, segment operating income decreased $14 million for the three months ended April 30, 2016, compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global investment and expansion activities, pay dividends and fund our share repurchases for the foreseeable future.
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$6,193	$4,446
Net cash provided by operating activities was $6.2 billion and $4.4 billion for the three months ended April 30, 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily due to improved working capital management.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.6 billion and $7.8 billion at April 30, 2016 and 2015, respectively. Our working capital deficit was $11.2 billion and $7.5 billion at April 30, 2016 and 2015, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate earnings held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our earnings held outside of the U.S. in our foreign operations. When the income is earned, either from operations or through intercompany financing arrangements, and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. We do not expect local laws, other limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of April 30, 2016 and January 31, 2016, cash and cash equivalents of approximately $0.9 billion and $1.1 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Net cash used in investing activities	$(2,119)	$(2,113)
Net cash used in investing activities was $2.1 billion for each of the three months ended April 30, 2016 and 2015, respectively, and generally consisted of payments to add stores and clubs, remodel existing stores and clubs, expand our digital retail capabilities and invest in other technologies.

Net Cash Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2016	2015
Net cash used in financing activities	(5,432)	(3,695)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities increased $1.7 billion for the three months ended April 30, 2016, when compared to the same period in the previous fiscal year, primarily due to an increase in share repurchases.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from issuance of long-term debt	—	127	127
Payments of long-term debt	(2,013)	—	(2,013)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	25	310	335
Balances as of April 30, 2016	$2,257	$37,151	$39,408
Our total outstanding long-term debt balance decreased $1.6 billion for the three months ended April 30, 2016, primarily due to maturities of long-term debt in the current period.
Dividends
On February 18, 2016, the Board of Directors approved the fiscal 2017 annual dividend of $2.00 per share, an increase over the fiscal 2016 annual dividend of $1.96 per share. For fiscal 2017, the annual dividend will be paid in four quarterly installments of $0.50 per share, according to the following record and payable dates:

Record Date	Payable Date
March 11, 2016	April 4, 2016
May 13, 2016	June 6, 2016
August 12, 2016	September 6, 2016
December 9, 2016	January 3, 2017
The dividend installment payable on April 4, 2016 was paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2016, authorization for $14.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	40.7	3.5
Average price paid per share	$67.23	$80.74
Total amount paid for share repurchases	$2,735	$280
Share repurchases increased $2.5 billion for the three months ended April 30, 2016, when compared to the same period in the previous year. The increase in share repurchases resulted from our intention to utilize the current share repurchase authorization over a two year period.

Transactions with Noncontrolling Interests
As described in Note 10 to our Condensed Financial Statements, in July 2015, we completed the purchase of all of the remaining noncontrolling interest in Yihaodian, our e-commerce operations in China, for approximately $760 million, using existing cash to complete this transaction.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At April 30, 2016, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," our existing FCPA investigation and related matters and possible effects of those matters on Walmart's business. In that Note 9, we also discuss, under the sub-caption "Legal Proceedings-ASDA Equal Value Claims," certain existing employment claims against ASDA. We also discuss various legal proceedings related to the FCPA investigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at April 30, 2016 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2016. At April 30, 2016, the fair value of our derivative instruments had increased approximately $238 million since January 31, 2016, primarily due to maturities and fluctuations in market interest rates during the three months ended April 30, 2016. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Canada, Japan, Brazil and Chile were the primary cause of the $636 million net gain for the three months ended April 30, 2016, in the currency translation and other category of accumulated other comprehensive income (loss).
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2016, included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
There has been no change in the Company's internal control over financial reporting as of April 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others-Manchester Employment Tribunal); ASDA Stores Ltd v Brierley & Ors (A2/2016/0973 - United Kingdom Court of Appeal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0059/16/DM - United Kingdom Employment Appeal Tribunal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0009/16/JOJ - United Kingdom Employment Appeal Tribunal).
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On April 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
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
In September 2014, a spill of approximately 50 liters of fuel occurred at a store in Lerma, Mexico. A subsidiary of the Company, Nueva Wal-Mart de Mexico, S. de R.L. de C.V., took steps to address the spill and engaged an expert to oversee the final cleanup. The Municipality of Lerma proposed a penalty of approximately $128,000 along with the implementation of a monitoring program around the spill area to address the situation. The Company implemented a monitoring program which concluded that there was no contamination in the spill area and is challenging the penalty in an administrative court. In March 2016, the administrative court revoked the proposed penalty.
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

Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2016, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2016, authorization for $14.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-29, 2016	13,855,206	$66.05	13,855,206	$16.5
March 1-31, 2016	13,901,541	67.56	13,901,541	15.6
April 1-30, 2016	12,528,985	68.83	12,528,985	14.7
Total	40,285,732		40,285,732

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2016 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive income (loss) to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal year 2017; and statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I., Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible continuing impact of volatility in currency exchange rates on the results, including the net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding the impact of Walmart's strategic investments on long-term growth, Walmart continuing to grow through new stores and clubs and through increasing comparable store and club sales, which include e-commerce sales, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth and with respect to Walmart's objective of balancing growth with returns and Walmart continuing to provide returns to our shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that the Company's sources of liquidity will be adequate to fund its operations, finance its global expansion activities, to pay dividends and to fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than cash held outside of the United States, Walmart's intent with respect to its reinvestment of earnings held outside of the United States in its foreign operations, its need to repatriate earnings held outside of the United States and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends " regarding the payment of dividends in the remainder of fiscal year 2017; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, factors that could affect the Company's credit rating, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and

•	in Part I., Item 4. "Controls and Procedures": the statements regarding the affect of changes to systems and processes on internal control over financial reporting; and

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	geopolitical conditions and events;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates;

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate cash held outside of the U. S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	transportation, energy and utility costs;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA- and compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability and cost of appropriate locations for new and relocated stores, clubs and other facilities;

•
local real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that impose limitations on Walmart's ability to build, relocate or expand stores in certain locations;

•	the availability of necessary personnel to staff Walmart's units;

•	the availability of necessary utilities for new units;

•	the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate;

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	tariff rates and trade restrictions;

•	changes in currency control laws;

•	the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
Other Risks Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: June 3, 2016	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2016	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 3, 2016	By:	/s/ Stephen P. Whaley
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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated herein by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the SEC.

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