Form 10-Q
period 2016-07-31
WAL MART STORES INC
filed 2016-08-31
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2016.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,093,257,531 shares of common stock outstanding as of August 29, 2016.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Revenues:
Net sales	$119,405	$119,330	$234,391	$233,332
Membership and other income	1,449	899	2,367	1,723
Total revenues	120,854	120,229	236,758	235,055
Costs and expenses:
Cost of sales	89,485	90,056	176,029	176,539
Operating, selling, general and administrative expenses	25,204	24,104	49,289	46,767
Operating income	6,165	6,069	11,440	11,749
Interest:
Debt	509	523	1,008	1,046
Capital lease and financing obligations	79	44	165	364
Interest income	(22)	(24)	(46)	(43)
Interest, net	566	543	1,127	1,367
Income before income taxes	5,599	5,526	10,313	10,382
Provision for income taxes	1,710	1,891	3,208	3,464
Consolidated net income	3,889	3,635	7,105	6,918
Consolidated net income attributable to noncontrolling interest	(116)	(160)	(253)	(102)
Consolidated net income attributable to Walmart	$3,773	$3,475	$6,852	$6,816

Net income per common share:
Basic net income per common share attributable to Walmart	$1.21	$1.08	$2.19	$2.11
Diluted net income per common share attributable to Walmart	1.21	1.08	2.18	2.11

Weighted-average common shares outstanding:
Basic	3,109	3,221	3,126	3,226
Diluted	3,119	3,231	3,136	3,237

Dividends declared per common share	$—	$—	$2.00	$1.96
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2016	2015	2016	2015
Consolidated net income	$3,889	$3,635	$7,105	$6,918
Less consolidated net income attributable to nonredeemable noncontrolling interest	(116)	(160)	(253)	(102)
Consolidated net income attributable to Walmart	3,773	3,475	6,852	6,816

Other comprehensive income (loss), net of income taxes
Currency translation and other	(950)	437	(329)	(1,247)
Net investment hedges	288	(17)	210	(81)
Cash flow hedges	(87)	(139)	56	(19)
Minimum pension liability	(7)	4	(106)	74
Other comprehensive income (loss), net of income taxes	(756)	285	(169)	(1,273)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	79	(78)	94	53
Other comprehensive income (loss) attributable to Walmart	(677)	207	(75)	(1,220)

Comprehensive income, net of income taxes	3,133	3,920	6,936	5,645
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(37)	(238)	(159)	(49)
Comprehensive income attributable to Walmart	$3,096	$3,682	$6,777	$5,596
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,676	$8,705	$5,751
Receivables, net	5,275	5,624	5,275
Inventories	43,453	44,469	45,007
Prepaid expenses and other	1,828	1,441	2,099
Total current assets	58,232	60,239	58,132
Property and equipment:
Property and equipment	178,596	176,958	178,899
Less accumulated depreciation	(69,729)	(66,787)	(66,075)
Property and equipment, net	108,867	110,171	112,824
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	11,544	11,096	7,194
Less accumulated amortization	(5,001)	(4,751)	(3,507)
Property under capital lease and financing obligations, net	6,543	6,345	3,687

Goodwill	16,339	16,695	17,799
Other assets and deferred charges	7,905	6,131	6,178
Total assets	$197,886	$199,581	$198,620

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$1,932	$2,708	$1,725
Accounts payable	39,902	38,487	37,225
Dividends payable	3,101	—	3,162
Accrued liabilities	19,651	19,607	18,290
Accrued income taxes	720	521	373
Long-term debt due within one year	2,265	2,745	4,024
Capital lease and financing obligations due within one year	551	551	463
Total current liabilities	68,122	64,619	65,262

Long-term debt	36,673	38,214	38,581
Long-term capital lease and financing obligations	6,070	5,816	4,262
Deferred income taxes and other	7,877	7,321	8,391

Commitments and contingencies	—	—	—

Equity:
Common stock	310	317	321
Capital in excess of par value	1,915	1,805	1,979
Retained earnings	85,972	90,021	84,959
Accumulated other comprehensive loss	(11,672)	(11,597)	(8,388)
Total Walmart shareholders' equity	76,525	80,546	78,871
Nonredeemable noncontrolling interest	2,619	3,065	3,253
Total equity	79,144	83,611	82,124
Total liabilities and equity	$197,886	$199,581	$198,620
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2016	3,162	$317	$1,805	$90,021	$(11,597)	$80,546	$3,065	$83,611
Consolidated net income	—	—	—	6,852	—	6,852	253	7,105
Other comprehensive income (loss), net of income taxes	—	—	—	—	(75)	(75)	(94)	(169)
Cash dividends declared ($2.00 per share)	—	—	—	(6,231)	—	(6,231)	—	(6,231)
Purchase of Company stock	(70)	(7)	(94)	(4,665)	—	(4,766)	—	(4,766)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(508)	(508)
Other	5	—	204	(5)	—	199	(97)	102
Balances as of July 31, 2016	3,097	$310	$1,915	$85,972	$(11,672)	$76,525	$2,619	$79,144
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2016	2015
Cash flows from operating activities:
Consolidated net income	$7,105	$6,918
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,905	4,658
Deferred income taxes	33	(396)
Other operating activities	(361)	532
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	443	683
Inventories	1,055	(227)
Accounts payable	1,864	(562)
Accrued liabilities	(387)	(860)
Accrued income taxes	274	(644)
Net cash provided by operating activities	14,931	10,102

Cash flows from investing activities:
Payments for property and equipment	(4,619)	(5,044)
Proceeds from the disposal of property and equipment	260	287
Proceeds from the disposal of certain operations	—	246
Other investing activities	(57)	(91)
Net cash used in investing activities	(4,416)	(4,602)

Cash flows from financing activities:
Net change in short-term borrowings	(857)	274
Proceeds from issuance of long-term debt	130	42
Payments of long-term debt	(2,026)	(3,159)
Dividends paid	(3,133)	(3,157)
Purchase of Company stock	(4,852)	(1,283)
Dividends paid to noncontrolling interest	(270)	(434)
Purchase of noncontrolling interest	(103)	(847)
Other financing activities	(103)	(210)
Net cash used in financing activities	(11,214)	(8,774)

Effect of exchange rates on cash and cash equivalents	(330)	(110)

Net increase (decrease) in cash and cash equivalents	(1,029)	(3,384)
Cash and cash equivalents at beginning of year	8,705	9,135
Cash and cash equivalents at end of period	$7,676	$5,751
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of July 2016 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in Canada and Chile to customers in those markets. The receivable balance from consumer credit products was $1.1 billion, net of a reserve for doubtful accounts of $76 million at July 31, 2016, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $70 million at January 31, 2016. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued based on the weighted-average cost using the LIFO method. At July 31, 2016 and January 31, 2016, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. Management is currently evaluating these ASUs, including which transition approach to use, but does not expect these ASUs to materially impact the Company's consolidated net income, financial position or cash flows.
Leases
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position, cash flows and disclosures.
Financial Instruments
In January 2016, FASB issued ASU 2016-01, Financial Instruments–Overall (Topic 825). ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position and disclosures.
In June 2016, FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position, cash flows and disclosures.
Stock Compensation
In March 2016, FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). ASU 2016-09 includes new guidance on stock compensation, which is intended to simplify accounting for share-based payment transactions. The guidance will change several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. Management has determined that the Company will adopt ASU 2016-09 in the first quarter of the year ended January 31, 2018 ("Fiscal 2018"). Management has evaluated this ASU and determined that, upon adoption, it will have an immaterial retrospective impact on the classification of cash flows between operating and financing activities.

Note 2. Net Income Per Common Share
Basic income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share attributable to Walmart for the three and six months ended July 31, 2016 and 2015.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Numerator
Consolidated net income	$3,889	$3,635	$7,105	$6,918
Consolidated net income attributable to noncontrolling interest	(116)	(160)	(253)	(102)
Consolidated net income attributable to Walmart	$3,773	$3,475	$6,852	$6,816

Denominator
Weighted-average common shares outstanding, basic	3,109	3,221	3,126	3,226
Dilutive impact of stock options and other share-based awards	10	10	10	11
Weighted-average common shares outstanding, diluted	3,119	3,231	3,136	3,237

Net income per common share attributable to Walmart
Basic	$1.21	$1.08	$2.19	$2.11
Diluted	1.21	1.08	2.18	2.11

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the six months ended July 31, 2016:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2016	$(11,690)	$1,022	$(336)	$(593)	$(11,597)
Other comprehensive income (loss) before reclassifications	(235)	210	37	(102)	(90)
Amounts reclassified from accumulated other comprehensive loss	—	—	19	(4)	15
Balances as of July 31, 2016	$(11,925)	$1,232	$(280)	$(699)	$(11,672)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from long-term debt	—	130	130
Repayments of long-term debt	(2,026)	—	(2,026)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	46	(171)	(125)
Balances as of July 31, 2016	$2,265	$36,673	$38,938
Issuances
The Company did not have any material long-term debt issuances during the six months ended July 31, 2016, but received proceeds from a number of small, immaterial long-term debt issuances by several of its non-U.S. operations.
Maturities
During the six months ended July 31, 2016, the following long-term debt matured and was repaid:

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2016 and January 31, 2016, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2016		January 31, 2016
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$268	$5,000	$173
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	1,250	389	1,250	319
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,117	(557)	4,132	(609)
Total	$10,367	$100	$10,382	$(117)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and six months ended July 31, 2016, or for the fiscal year ended January 31, 2016.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2016 and January 31, 2016, are as follows:

	July 31, 2016		January 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$38,938	$49,255	$40,959	$46,965

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $392 million and $345 million at July 31, 2016 and January 31, 2016, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at July 31, 2016, however, the Company did have an insignificant amount of cash collateral posted with counterparties at January 31, 2016. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At July 31, 2016 and January 31, 2016, the Company had ¥10 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at July 31, 2016 and January 31, 2016 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2016			January 31, 2016
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	$268	$389	$60	$173	$319	$129

Derivative liabilities:
Deferred income taxes and other	—	—	617	—	—	738

Nonderivative hedging instruments
Long-term debt	—	3,405	—	—	3,644	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2016, authorization for $12.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	71.0	17.1
Average price paid per share	$69.94	$75.27
Total amount paid for share repurchases	$4,852	$1,283

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

The dividend installments payable on April 4, 2016 and June 6, 2016 were paid as scheduled.

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
Wage-and-Hour Class Action: The Company is a defendant in Braun/Hummel v. Wal-Mart Stores, Inc., a class-action lawsuit commenced in March 2002 in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege that the Company failed to pay class members for all hours worked and prevented class members from taking their full meal and rest breaks. On October 13, 2006, a jury awarded back-pay damages to the plaintiffs of approximately $78 million on their claims for off-the-clock work and missed rest breaks. The jury found in favor of the Company on the plaintiffs' meal-period claims. On November 14, 2007, the trial judge entered a final judgment in the approximate amount of $188 million, which included the jury's back-pay award plus statutory penalties, prejudgment interest and attorneys' fees. By operation of law, post-judgment interest accrues on the judgment amount at the rate of six percent per annum from the date of entry of the judgment, which was November 14, 2007, until the judgment is paid, unless the judgment is set aside on appeal. On December 7, 2007, the Company filed its Notice of Appeal. On June 10, 2011, the Pennsylvania Superior Court of Appeals issued an opinion upholding the trial court's certification of the class, the jury's back pay award, and the awards of statutory penalties and prejudgment interest, but reversing the award of attorneys' fees. On September 9, 2011, the Company filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On July 2, 2012, the Pennsylvania Supreme Court granted the Company's Petition. On December 15, 2014, the Pennsylvania Supreme Court issued its opinion affirming the Superior Court of Appeals' decision. At that time, the Company recorded expenses of $249 million for the judgment amount and post-judgment interest incurred to date. The Company continued to accrue for the post-judgment interest until it made the payment described below. On March 13, 2015, the Company filed a petition for writ of certiorari with the U.S. Supreme Court. On April 4, 2016, the U.S. Supreme Court denied the Company's petition for writ of certiorari and the case has been returned to the trial court. On June 15, 2016, the Company paid approximately $242 million for the judgment amount and post-judgment interest owed to the class. A dispute remains regarding the appropriate amount of attorney's fees to be paid by the Company. The Company believes that an adverse decision regarding, or settlement of, the attorney's fee issue will not have a material impact on its financial condition or results of operations.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company cannot predict at this time the outcome or impact of the government investigations, the shareholder lawsuits, or its own internal investigations and review. In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2016 and 2015, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended July 31,		Six months ended July 31,
(Amounts in millions)	2016	2015	2016	2015
Ongoing inquiries and investigations	$23	$23	$44	$48
Global compliance program and organizational enhancements	5	7	9	15
Total	$28	$30	$53	$63
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
In June 2016, the Company announced the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD.com, Inc. ("JD") in exchange for Class A ordinary shares of JD representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The $1.5 billion investment in JD is carried at cost and is included in other assets and deferred charges in the accompanying Condensed Consolidated Balance Sheets. The sale resulted in the recognition of a $535 million noncash gain in the Walmart International segment which is included in membership and other income in the accompanying Condensed Consolidated Statements of Income.

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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2016	2015	2016	2015
Net sales:
Walmart U.S.	$76,241	$73,959	$149,536	$144,204
Walmart International	28,621	30,637	56,704	60,915
Sam's Club	14,543	14,734	28,151	28,213
Net sales	$119,405	$119,330	$234,391	$233,332
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2016	2015	2016	2015
Operating income (loss):
Walmart U.S.	$4,519	$4,819	$8,751	$9,458
Walmart International	1,727	1,277	2,891	2,347
Sam's Club	472	428	885	855
Corporate and support	(553)	(455)	(1,087)	(911)
Operating income	6,165	6,069	11,440	11,749
Interest, net	566	543	1,127	1,367
Income before income taxes	$5,599	$5,526	$10,313	$10,382

Note 12. Subsequent Events
On August 8, 2016, the Company entered into an Agreement and Plan of Merger with Jet.com, Inc. pursuant to which the Company would acquire Jet.com, Inc. for approximately $3.0 billion in cash, a portion of which will be paid over time. In addition, approximately $300 million in shares of Wal-Mart Stores, Inc. common stock will be paid over time as part of the transaction. The acquisition, which is subject to regulatory approval, is expected to close in Fiscal 2017.
On August 10, 2016, one of the Company's subsidiaries entered into a definitive agreement to sell Suburbia, the apparel retail division in Mexico for approximately $1.0 billion.  The transaction is subject to regulatory approval and is expected to close in Fiscal 2018.

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

Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates.
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
In June 2016, we announced the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD.com, Inc. ("JD") in exchange for approximately 5 percent of JD's outstanding ordinary shares on a fully diluted basis. The sale resulted in the recognition of a $535 million noncash gain in our International segment which is included in membership and other income in the accompanying Condensed Consolidated Statements of Income.
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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2017 ("fiscal 2017") and fiscal year ended January 31, 2016 ("fiscal 2016"), should be read in conjunction with our Condensed Consolidated Financial Statements as of July 31, 2016, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2016, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2016, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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
Net Sales

	Three Months Ended July 31,					Six Months Ended July 31,
	2016			2015		2016			2015
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$76,241	63.8%	3.1%	$73,959	62.0%	$149,536	63.8%	3.7%	$144,204	61.8%
Walmart International	28,621	24.0%	(6.6)%	30,637	25.7%	56,704	24.2%	(6.9)%	60,915	26.1%
Sam's Club	14,543	12.2%	(1.3)%	14,734	12.3%	28,151	12.0%	(0.2)%	28,213	12.1%
Net sales	$119,405	100.0%	0.1%	$119,330	100.0%	$234,391	100.0%	0.5%	$233,332	100.0%
Our consolidated net sales increased 0.1% and 0.5% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were due to 1.1% year-over-year growth in consolidated retail square feet and positive comparable sales in the Walmart U.S. segment. The positive effect of such factors on our consolidated net sales was substantially offset by $2.7 billion and $6.2 billion of fluctuations in currency exchange rates and $245 million and $480 million of decreases in fuel sales due to lower fuel prices at the Sam's Club segment for the three and six months ended July 31, 2016, respectively.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and six months ended July 31, 2016 and 2015, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.4%	1.9%	0.0%	0.0%	2.1%	1.3%	0.0%	0.0%
Sam's Club	(1.7)%	(2.2)%	(1.7)%	(3.6)%	(0.8)%	(3.2)%	(1.9)%	(3.9)%
Total U.S.	0.9%	1.2%	(0.3)%	(0.7)%	1.6%	0.5%	(0.4)%	(0.7)%

Comparable store and club sales in the U.S., including fuel, increased 0.9% and 1.6% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by continued traffic improvement and higher e-commerce sales at the Walmart U.S. segment. The positive effect of such factors on our comparable store and club sales were significantly offset by the negative impact of lower fuel sales due to lower fuel prices at the Sam's Club segment. E-commerce sales positively impacted comparable sales approximately 0.3% and 0.5% for the three months ended July 31, 2016 and approximately 0.2% and 0.6% for the six months ended July 31, 2016 for Walmart U.S. and Sam's Club, respectively.

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
We include Return on Assets ("ROA"), which is calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as Return on Investment ("ROI") as metrics to assess returns on assets. The underlying drivers for variations in ROA are consistent with those of variations in ROI.
Return on Investment
Management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts.
ROI was 15.5% and 16.2% for the trailing twelve months ended July 31, 2016 and 2015, respectively. The decline in ROI was primarily due to our decrease in operating income over these periods.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable financial measure calculated and presented in accordance with GAAP. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. We consider ROA to be the financial measure computed in accordance with GAAP that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2016	2015
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$23,796	$25,963
+ Interest income	83	100
+ Depreciation and amortization	9,701	9,304
+ Rent	2,453	2,755
= Adjusted operating income	$36,033	$38,122

Denominator
Average total assets(1)	$198,253	$201,191
+ Average accumulated depreciation and amortization(1)	72,156	67,192
- Average accounts payable(1)	38,564	37,027
- Average accrued liabilities(1)	18,971	18,264
+ Rent x 8	19,624	22,040
= Average invested capital	$232,498	$235,132
Return on investment (ROI)	15.5%	16.2%

CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$15,267	$15,932
Denominator
Average total assets(1)	$198,253	$201,191
Return on assets (ROA)	7.7%	7.9%

	As of July 31,
	2016	2015	2014
Certain Balance Sheet Data
Total assets	$197,886	$198,620	$203,762
Accumulated depreciation and amortization	74,730	69,582	64,801
Accounts payable	39,902	37,225	36,828
Accrued liabilities	19,651	18,290	18,237

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See Liquidity and Capital Resources for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities.
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $10.3 billion for the six months ended July 31, 2016, compared to free cash flow of $5.1 billion for the six months ended July 31, 2015. The increase in free cash flow was primarily due to improved working capital management, including inventory improvement, and timing of payments.
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

	Six Months Ended July 31,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$14,931	$10,102
Payments for property and equipment	(4,619)	(5,044)
Free cash flow	$10,312	$5,058

Net cash used in investing activities(1)	$(4,416)	$(4,602)
Net cash used in financing activities	(11,214)	(8,774)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Total revenues	$120,854	$120,229	$236,758	$235,055
Percentage change from comparable period	0.5%	0.1%	0.7%	0.0%
Net sales	$119,405	$119,330	$234,391	$233,332
Percentage change from comparable period	0.1%	0.0%	0.5%	(0.1)%
Total U.S. calendar comparable store and club sales increase	0.9%	1.2%	1.6%	0.5%
Gross profit margin as a percentage of net sales	25.1%	24.5%	24.9%	24.3%
Operating income	$6,165	$6,069	$11,440	$11,749
Operating income as a percentage of net sales	5.2%	5.1%	4.9%	5.0%
Consolidated net income	$3,889	$3,635	$7,105	$6,918
Unit counts at period end	11,539	11,532	11,539	11,532
Retail square feet at period end	1,153	1,140	1,153	1,140
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $625 million or 0.5% and $1.7 billion or 0.7% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Net sales increased 0.1% and 0.5% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Net sales were positively impacted by the 1.1% year-over-year growth in consolidated retail square feet and positive comparable sales in the Walmart U.S. segment. The positive effect of such factors on our consolidated net sales was substantially offset by $2.7 billion and $6.2 billion of fluctuations in currency exchange rates and $245 million and $480 million of decreases in fuel sales due to lower fuel prices at the Sam's Club segment for the three and six months ended July 31, 2016, respectively.
Our gross profit rate increased 53 and 56 basis points for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Improved margin in food and consumables, savings in procuring merchandise and lower transportation expense from lower fuel costs in the Walmart U.S. segment positively impacted our gross profit rate. Improved inventory management and our cost analytics program in certain markets in the Walmart International segment also positively impacted our gross profit rate.
For the three and six months ended July 31, 2016, operating expenses as a percentage of net sales increased 91 and 99 basis points, respectively, when compared to the same periods in the previous fiscal year, primarily due to an increase in wage expense at the Walmart U.S. and Sam's Club segments resulting from the continued investment in associate wage structure, higher associate incentive compensation at Walmart U.S. and our continued investments in digital retail and information technology.
Membership and other income increased $550 million and $644 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in membership and other income were primarily due to the recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD.
As a result of the factors discussed above, operating income increased $96 million and decreased $309 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year.
Our effective income tax rate was 30.5% and 31.1% for the three and six months ended July 31, 2016, respectively, compared to 34.2% and 33.4% for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.9 billion and $7.1 billion of consolidated net income for the three and six months ended July 31, 2016, respectively, an increase of $254 million and $187 million, respectively, when compared to the same periods in the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $1.21 and $2.18 for the three and six months ended July 31, 2016, respectively, an increase of $0.13 and $0.07, respectively, when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Net sales	$76,241	$73,959	$149,536	$144,204
Percentage change from comparable period	3.1%	4.8%	3.7%	4.2%
Calendar comparable store sales increase	1.4%	1.9%	2.1%	1.3%
Operating income	$4,519	$4,819	$8,751	$9,458
Operating income as a percentage of net sales	5.9%	6.5%	5.9%	6.6%
Unit counts at period end	4,629	4,588	4,629	4,588
Retail square feet at period end	695	685	695	685
Net sales for the Walmart U.S. segment increased $2.3 billion or 3.1% and $5.3 billion or 3.7% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 1.5%, as well as increases in comparable store sales of 1.4% and 2.1% for the three and six months ended July 31, 2016, respectively, driven primarily by positive customer traffic. Additionally, e-commerce sales contributed 0.3% and 0.2% to comparable store sales for the three and six months ended July 31, 2016, respectively.
Gross profit rate increased 33 and 38 basis points for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year, primarily due to improved margin in food and consumables, savings in procuring merchandise and lower transportation expense from lower fuel costs.
For the three and six months ended July 31, 2016, operating expenses as a percentage of segment net sales increased 106 and 123 basis points, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by an increase in wage expense due to the continued investment in the associate wage structure. In addition, higher associate incentive compensation and our continued investments in information technology contributed to the increases in operating expenses as a percentage of segment net sales.
As a result of the factors discussed above, segment operating income decreased $300 million and $707 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Net sales	$28,621	$30,637	$56,704	$60,915
Percentage change from comparable period	(6.6)%	(9.6)%	(6.9)%	(8.1)%
Operating income	$1,727	$1,277	$2,891	$2,347
Operating income as a percentage of net sales	6.0%	4.2%	5.1%	3.9%
Unit counts at period end	6,256	6,293	6,256	6,293
Retail square feet at period end	371	368	371	368
Net sales for the Walmart International segment decreased $2.0 billion or 6.6% and $4.2 billion or 6.9% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales for the three and six months ended July 31, 2016 were due to $2.7 billion and $6.2 billion, respectively, of negative impacts from fluctuations in currency exchange rates. Additionally, net sales for both comparable periods were impacted by positive comparable sales in the majority of our markets, except in the United Kingdom and China, and year-over-year growth in retail square feet of 0.6%.
Gross profit rate increased 45 and 58 basis points for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increase in the gross profit rate was primarily due to improved inventory management and the impact of our cost analytics program in certain markets.
Operating expenses as a percentage of segment net sales increased 49 and 33 basis points for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to declining sales on relatively flat fixed costs in the United Kingdom.
Membership and other income increased $528 million and $530 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in membership and other income were due to the recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD.
As a result of the factors discussed above, segment operating income increased $450 million and $544 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Including Fuel
Net sales	$14,543	$14,734	$28,151	$28,213
Percentage change from comparable period	(1.3)%	(0.9)%	(0.2)%	(1.9)%
Calendar comparable club sales increase (decrease)	(1.7)%	(2.2)%	(0.8)%	(3.2)%
Operating income	$472	$428	$885	$855
Operating income as a percentage of net sales	3.2%	2.9%	3.1%	3.0%
Unit counts at period end	654	651	654	651
Retail square feet at period end	88	87	88	87

Excluding Fuel
Net sales	$13,449	$13,395	$26,176	$25,758
Percentage change from comparable period	0.4%	2.8%	1.6%	2.0%
Operating income	$454	$421	$862	$857
Operating income as a percentage of net sales	3.4%	3.1%	3.3%	3.3%
Net sales for the Sam's Club segment decreased $191 million or 1.3% and $62 million or 0.2% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales were primarily due to decreases of $245 million and $480 million in fuel sales from lower fuel prices for the three and six months ended July 31, 2016, respectively. The decreases in net sales for the three and six months ended July 31, 2016 were partially offset by year-over-year growth in retail square feet of 0.6% and higher e-commerce sales at samsclub.com.
Gross profit rate increased 99 and 76 basis points for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to margin rate improvement in home and apparel and in grocery, partially offset by continued investments in price and in the cash rewards program.
Membership and other income decreased 4.0% and 3.8% for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The decreases were due to a reduction in other income partially offset by increases of 2.9% and 3.4% in membership income as a result of increased Plus member counts for the three and six months ended July 31, 2016, respectively.
For the three and six months ended July 31, 2016, operating expenses as a percentage of segment net sales increased 58 and 56 basis points compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to an increase in wage and benefit expense due to the continued investment in the associate wage structure and our continued investment in digital retail.
As a result of the factors discussed above, segment operating income increased $44 million and $30 million for the three and six months ended July 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$14,931	$10,102
Net cash provided by operating activities was $14.9 billion and $10.1 billion for the six months ended July 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily due to improved working capital management, including inventory improvement, and timing of payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.7 billion and $5.8 billion at July 31, 2016 and 2015, respectively. Our working capital deficit was $9.9 billion and $7.1 billion at July 31, 2016 and 2015, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and in providing returns to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of July 31, 2016 and January 31, 2016, cash and cash equivalents of approximately $0.7 billion and $1.1 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2016	2015
Net cash used in investing activities	$(4,416)	$(4,602)
Net cash used in investing activities was $4.4 billion and $4.6 billion for the six months ended July 31, 2016 and 2015, respectively, and generally consisted of payments to add stores and clubs, remodel existing stores and clubs, expand our digital retail capabilities and invest in other technologies.
On August 8, 2016, we entered into an Agreement and Plan of Merger with Jet.com, Inc. pursuant to which we will acquire Jet.com, Inc. for approximately $3.0 billion in cash, a portion of which will be paid over time. We expect that the transaction will close in fiscal 2017.

Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2016	2015
Net cash used in financing activities	(11,214)	(8,774)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities increased $2.4 billion for the six months ended July 31, 2016, when compared to the same period in the previous fiscal year, primarily due to an increase in share repurchases.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from issuance of long-term debt	—	130	130
Payments of long-term debt	(2,026)	—	(2,026)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	46	(171)	(125)
Balances as of July 31, 2016	$2,265	$36,673	$38,938
Our total outstanding long-term debt balance decreased $2.0 billion for the six months ended July 31, 2016, primarily due to maturities of long-term debt in the current year.
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
The dividend installments payable on April 4, 2016 and June 6, 2016 were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2016, authorization for $12.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	71.0	17.1
Average price paid per share	$69.94	$75.27
Total amount paid for share repurchases	$4,852	$1,283
Share repurchases increased $3.6 billion for the six months ended July 31, 2016, when compared to the same period in the previous year. The increase in share repurchases resulted from our intention to utilize the current share repurchase authorization over a two-year period.

Transactions with Noncontrolling Interests
As described in Note 10 to our Condensed Consolidated Financial Statements, in July 2015, we completed the purchase of all of the remaining noncontrolling interest in Yihaodian, our e-commerce operations in China, for approximately $760 million, using existing cash to complete this transaction.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At July 31, 2016, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at July 31, 2016 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2016. At July 31, 2016, the fair value of our derivative instruments had increased approximately $217 million since January 31, 2016, primarily due to maturities and fluctuations in market interest rates during the six months ended July 31, 2016. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom and Japan were the primary cause of the $235 million net loss for the six months ended July 31, 2016, in the currency translation and other category of accumulated other comprehensive loss.
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
There has been no change in the Company's internal control over financial reporting as of July 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Shareholder Derivative Litigation, USDC, Western Dist. of AR, 5/31/12; 8th Circuit Ct. of Appeals, St. Louis, MO; 4/15/15; In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Ct. of Chancery, 4/25/12; Delaware Supreme Court, Dover, DE; 6/10/16.

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
In February 2016, Sam's West, Inc., a subsidiary of the Company, received notice from the Riverside County Certified Unified Program Agency (CUPA) inspector alleging violations at the fuel station at Sam's Club #4822 in Murrieta, California related to placement of sensors in underground storage tanks (USTs). The Company cooperated with the CUPA investigation and in July 2016, the Company began negotiating the terms of a settlement agreement under which it would pay a penalty of $400,000 and abide by a 5-year injunction requiring compliance with the UST laws and regulations. The Company and CUPA have finalized the settlement documents and these documents are in the process of being executed.
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
In August 2013, the Company received a notice from the California Air Resources Board ("CARB") alleging that two products sold by the Company have exceeded volatile organic chemical limits prescribed in its California Consumer Products Regulations. In March 2016, the Company resolved this matter for $50,000.
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

Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2016, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Although no material change in the risk factors discussed in that Form 10-K has occurred, we note that certain of such risks may be raised as a consequence of the recent decision by the United Kingdom to leave the European Union ("Brexit"). In particular, our business and results of operations in the United Kingdom may be impacted by fluctuations in currency exchange rates, increases in food costs, changes in trade policies, or changes in labor, immigration, tax or other laws. We are actively monitoring the situation and the potential impact of Brexit on our business and operations, though it is currently too early in the process for such impact to be reasonably assessed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2016, authorization for $12.7 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2016	13,139,552	$67.76	13,139,552	$13.9
June 1-30, 2016	10,746,424	71.31	10,746,424	13.1
July 1-31, 2016	5,337,753	73.53	5,337,753	12.7
Total	29,223,729		29,223,729

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 6 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2016 regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal 2017; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, expenses and costs that Walmart may incur in connection with such matters; and the statement in Note 12 to those Condensed Consolidated Financial Statements regarding the expected closing date of the acquisition of Jet.com, Inc.;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding the impact of Walmart's strategic investments on long-term growth, Walmart continuing to grow through new stores and clubs and through increasing comparable store and club sales, which include e-commerce sales, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth and with respect to Walmart's objective of balancing growth with returns and Walmart continuing to provide returns to our shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than earnings held outside of the United States, Walmart's intent with respect to its reinvestment of such earnings in its foreign operations, its need to repatriate such earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in the remainder of fiscal 2017; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, factors that could affect the Company's credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and

•	in Part I, Item 4 "Controls and Procedures": the statements regarding the effect of changes to systems and processes on our internal control over financial reporting; and

•
statements in Part II, Item 1 "Legal Proceedings" regarding the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed therein may have on our financial condition and results of operations.

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate earnings held outside of the U.S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	Walmart's ability to successfully integrate acquired businesses, including the planned acquisition of Jet.com, Inc.;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability and cost of appropriate locations and necessary utilities for new and relocated stores, clubs and other facilities;

•
local real estate, zoning, land use and other laws, ordinances, legal restrictions and initiatives that impose limitations on Walmart's ability to build, relocate or expand stores in certain locations;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	tariff rates and trade restrictions;

•	changes in currency control laws;

•	the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
Other Risks Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors, including the discussion of the potential impact of Brexit described in Item 1A above, carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: August 31, 2016	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2016	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 31, 2016	By:	/s/ Stephen P. Whaley
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