Form 10-Q
period 2016-10-31
WAL MART STORES INC
filed 2016-12-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2016.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,073,190,306 shares of common stock outstanding as of November 28, 2016.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Revenues:
Net sales	$117,176	$116,598	$351,567	$349,930
Membership and other income	1,003	810	3,370	2,533
Total revenues	118,179	117,408	354,937	352,463
Costs and expenses:
Cost of sales	87,484	87,446	263,513	263,985
Operating, selling, general and administrative expenses	25,576	24,248	74,865	71,015
Operating income	5,119	5,714	16,559	17,463
Interest:
Debt	528	509	1,536	1,555
Capital lease and financing obligations	81	64	246	428
Interest income	(24)	(21)	(70)	(64)
Interest, net	585	552	1,712	1,919
Income before income taxes	4,534	5,162	14,847	15,544
Provision for income taxes	1,332	1,748	4,540	5,212
Consolidated net income	3,202	3,414	10,307	10,332
Consolidated net income attributable to noncontrolling interest	(168)	(110)	(421)	(212)
Consolidated net income attributable to Walmart	$3,034	$3,304	$9,886	$10,120

Net income per common share:
Basic net income per common share attributable to Walmart	$0.98	$1.03	$3.17	$3.14
Diluted net income per common share attributable to Walmart	0.98	1.03	3.16	3.13

Weighted-average common shares outstanding:
Basic	3,089	3,210	3,114	3,221
Diluted	3,100	3,219	3,124	3,231

Dividends declared per common share	$—	$—	$2.00	$1.96
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2016	2015	2016	2015
Consolidated net income	$3,202	$3,414	$10,307	$10,332
Less consolidated net income attributable to nonredeemable noncontrolling interest	(168)	(110)	(421)	(212)
Consolidated net income attributable to Walmart	3,034	3,304	9,886	10,120

Other comprehensive income (loss), net of income taxes
Currency translation and other	(757)	(2,694)	(1,086)	(3,941)
Net investment hedges	258	182	468	101
Cash flow hedges	(179)	(56)	(123)	(75)
Minimum pension liability	17	(1)	(89)	73
Other comprehensive income (loss), net of income taxes	(661)	(2,569)	(830)	(3,842)
Less other comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(2)	298	92	351
Other comprehensive income (loss) attributable to Walmart	(663)	(2,271)	(738)	(3,491)

Comprehensive income, net of income taxes	2,541	845	9,477	6,490
Less comprehensive income (loss) attributable to nonredeemable noncontrolling interest	(170)	188	(329)	139
Comprehensive income attributable to Walmart	$2,371	$1,033	$9,148	$6,629
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,939	$8,705	$6,990
Receivables, net	5,344	5,624	5,012
Inventories	49,822	44,469	50,706
Prepaid expenses and other	2,296	1,441	2,404
Total current assets	63,401	60,239	65,112
Property and equipment:
Property and equipment	179,667	176,958	176,660
Less accumulated depreciation	(70,991)	(66,787)	(65,825)
Property and equipment, net	108,676	110,171	110,835
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	11,482	11,096	10,948
Less accumulated amortization	(5,070)	(4,751)	(4,827)
Property under capital lease and financing obligations, net	6,412	6,345	6,121

Goodwill	17,792	16,695	17,051
Other assets and deferred charges	10,576	6,131	6,025
Total assets	$206,857	$199,581	$205,144

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$5,082	$2,708	$4,960
Accounts payable	42,990	38,487	40,553
Dividends payable	1,541	—	1,589
Accrued liabilities	21,243	19,607	19,499
Accrued income taxes	459	521	587
Long-term debt due within one year	2,266	2,745	2,746
Capital lease and financing obligations due within one year	549	551	558
Total current liabilities	74,130	64,619	70,492

Long-term debt	36,178	38,214	38,617
Long-term capital lease and financing obligations	5,930	5,816	5,581
Deferred income taxes and other	10,144	7,321	7,824

Commitments and contingencies

Equity:
Common stock	308	317	321
Capital in excess of par value	2,084	1,805	2,006
Retained earnings	87,636	90,021	87,903
Accumulated other comprehensive loss	(12,335)	(11,597)	(10,659)
Total Walmart shareholders' equity	77,693	80,546	79,571
Nonredeemable noncontrolling interest	2,782	3,065	3,059
Total equity	80,475	83,611	82,630
Total liabilities and equity	$206,857	$199,581	$205,144
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2016	3,162	$317	$1,805	$90,021	$(11,597)	$80,546	$3,065	$83,611
Consolidated net income	—	—	—	9,886	—	9,886	421	10,307
Other comprehensive income (loss), net of income taxes	—	—	—	—	(738)	(738)	(92)	(830)
Cash dividends declared ($2.00 per share)	—	—	—	(6,221)	—	(6,221)	—	(6,221)
Purchase of Company stock	(89)	(9)	(125)	(6,044)	—	(6,178)	—	(6,178)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(522)	(522)
Other	6	—	404	(6)	—	398	(90)	308
Balances as of October 31, 2016	3,079	$308	$2,084	$87,636	$(12,335)	$77,693	$2,782	$80,475
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2016	2015
Cash flows from operating activities:
Consolidated net income	$10,307	$10,332
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,374	7,023
Deferred income taxes	1,167	(987)
Other operating activities	(387)	644
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	271	783
Inventories	(5,516)	(6,637)
Accounts payable	5,121	3,603
Accrued liabilities	1,256	662
Accrued income taxes	51	(418)
Net cash provided by operating activities	19,644	15,005

Cash flows from investing activities:
Payments for property and equipment	(7,459)	(8,223)
Proceeds from the disposal of property and equipment	783	362
Proceeds from the disposal of certain operations	—	246
Purchase of available for sale securities	(1,901)	—
Investment and business acquisitions, net of cash acquired	(2,406)	—
Other investing activities	(67)	48
Net cash used in investing activities	(11,050)	(7,567)

Cash flows from financing activities:
Net change in short-term borrowings	2,302	3,537
Proceeds from issuance of long-term debt	134	41
Payments of long-term debt	(2,040)	(4,422)
Dividends paid	(4,682)	(4,728)
Purchase of Company stock	(6,254)	(1,720)
Dividends paid to noncontrolling interest	(320)	(609)
Purchase of noncontrolling interest	(89)	(890)
Other financing activities	(186)	(468)
Net cash used in financing activities	(11,135)	(9,259)

Effect of exchange rates on cash and cash equivalents	(225)	(324)

Net increase (decrease) in cash and cash equivalents	(2,766)	(2,145)
Cash and cash equivalents at beginning of year	8,705	9,135
Cash and cash equivalents at end of period	$5,939	$6,990
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of October 2016 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in Canada and Chile to customers in those markets. The receivable balance from consumer credit products was $1.2 billion, net of a reserve for doubtful accounts of $77 million at October 31, 2016, compared to a receivable balance of $1.0 billion, net of a reserve for doubtful accounts of $70 million at January 31, 2016. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the LIFO method. At October 31, 2016 and January 31, 2016, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
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

Note 2. Net Income Per Common Share
Basic income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted income per common share attributable to Walmart for the three and nine months ended October 31, 2016 and 2015.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Numerator
Consolidated net income	$3,202	$3,414	$10,307	$10,332
Consolidated net income attributable to noncontrolling interest	(168)	(110)	(421)	(212)
Consolidated net income attributable to Walmart	$3,034	$3,304	$9,886	$10,120

Denominator
Weighted-average common shares outstanding, basic	3,089	3,210	3,114	3,221
Dilutive impact of stock options and other share-based awards	11	9	10	10
Weighted-average common shares outstanding, diluted	3,100	3,219	3,124	3,231

Net income per common share attributable to Walmart
Basic	$0.98	$1.03	$3.17	$3.14
Diluted	0.98	1.03	3.16	3.13

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the nine months ended October 31, 2016:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2016	$(11,690)	$1,022	$(336)	$(593)	$(11,597)
Other comprehensive income (loss) before reclassifications	(994)	468	(151)	(83)	(760)
Amounts reclassified from accumulated other comprehensive loss	—	—	28	(6)	22
Balances as of October 31, 2016	$(12,684)	$1,490	$(459)	$(682)	$(12,335)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from long-term debt	—	134	134
Repayments of long-term debt	(2,040)	—	(2,040)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	61	(670)	(609)
Balances as of October 31, 2016	$2,266	$36,178	$38,444
Issuances
The Company did not have any material long-term debt issuances during the nine months ended October 31, 2016, but received proceeds from a number of small, immaterial long-term debt issuances by several of its non-U.S. operations.
Maturities
During the nine months ended October 31, 2016, the following long-term debt matured and was repaid:

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2016 and January 31, 2016, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2016		January 31, 2016
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$172	$5,000	$173
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	1,250	532	1,250	319
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	3,970	(837)	4,132	(609)
Total	$10,220	$(133)	$10,382	$(117)
Additionally, the Company has available-for-sale securities that are measured at fair value on recurring basis using Level 1 inputs. Changes in fair value are recorded in accumulated other comprehensive loss.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2016, or for the fiscal year ended January 31, 2016.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2016 and January 31, 2016, are as follows:

	October 31, 2016		January 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$38,444	$46,797	$40,959	$46,965

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $266 million and $345 million at October 31, 2016 and January 31, 2016, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at October 31, 2016, however, the Company did have an insignificant amount of cash collateral posted with counterparties at January 31, 2016. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At October 31, 2016 and January 31, 2016, the Company had ¥10 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at October 31, 2016 and January 31, 2016 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2016			January 31, 2016
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	$172	$532	$—	$173	$319	$129

Derivative liabilities:
Deferred income taxes and other	—	—	837	—	—	738

Nonderivative hedging instruments
Long-term debt	—	3,142	—	—	3,644	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2016, authorization for $11.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	90.6	23.2
Average price paid per share	$69.04	$74.20
Total amount paid for share repurchases	$6,254	$1,720

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

The dividend installments payable on April 4, 2016, June 6, 2016 and September 6, 2016 were paid as scheduled.

Note 9. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's Condensed Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and may be material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.
Unless stated otherwise, the matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition or results of operations.
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 8,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the near future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims. On July 23, 2015, the Employment Tribunal denied ASDA's requests. Following additional proceedings, the Employment Appeal Tribunal agreed to review the "strike out" issue and the Court of Appeals agreed to review the stay issue. On May 26, 2016, the Court of Appeals denied ASDA's appeal of the stay issue. On October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in ASDA's retail stores with those of employees in ASDA's warehouse and distribution facilities. Claimants will now proceed to the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in ASDA's warehouse and distribution facilities. On November 23, 2016, ASDA filed a request with the Employment Appeal Tribunal to hear an appeal of the October 14, 2016 ruling. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.
FCPA Investigation and Related Matters
The Audit Committee (the "Audit Committee") of the Board of Directors of the Company, which is composed solely of independent directors, has been conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. ("Walmex"), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters.
The Company has also been conducting a voluntary global review of its policies, practices and internal controls for anti-corruption compliance. The Company is engaged in strengthening its global anti-corruption compliance program through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance program, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations have been reported or identified, the Audit Committee and the Company, together with their third party advisors, have conducted inquiries and when warranted based on those inquiries, opened investigations. Inquiries or investigations regarding allegations of potential FCPA violations were commenced in a number of foreign markets where the Company operates, including, but not limited to, Brazil, China and India.
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have begun with them regarding the resolution of these matters. As these discussions are preliminary, the Company cannot currently predict the timing, the outcome or the impact of a possible resolution of these matters.
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
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties and the shareholder lawsuits referenced above may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company expects that there will be on-going media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2016 and 2015, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2016	2015	2016	2015
Ongoing inquiries and investigations	$24	$22	$68	$70
Global compliance program and organizational enhancements	5	8	14	23
Total	$29	$30	$82	$93
While the Company believes that it is probable that it will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations, the Company cannot yet reasonably estimate a loss or range of loss that may arise from the conclusion of these matters. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 10. Acquisitions, Disposals and Related Items
In July 2015, the Company completed the purchase of all of the remaining noncontrolling interest in Yihaodian, our e-commerce operations in China, for approximately $760 million, using existing cash to complete this transaction.
In June 2016, the Company sold certain assets relating to Yihaodian, including the Yihaodian brand, website and application, to JD.com, Inc. ("JD") in exchange for Class A ordinary shares of JD representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The $1.5 billion investment in JD is carried at cost and is included in other assets and deferred charges in the accompanying Condensed Consolidated Balance Sheets. The sale resulted in the recognition of a $535 million noncash gain in the Walmart International segment which is included in membership and other income in the accompanying Condensed Consolidated Statements of Income. During the quarter ended October 31, 2016, the Company purchased $1.9 billion of additional JD shares classified as available for sale securities, representing an additional ownership percentage of approximately five percent, for a total ownership of approximately ten percent of JD's outstanding ordinary shares.
On August 10, 2016, one of the Company's subsidiaries entered into a definitive agreement to sell Suburbia, the apparel retail division in Mexico for approximately $1.0 billion in total consideration, resulting in $591 million in current assets held for sale and $163 million in current liabilities held for sale as of October 31, 2016.  The transaction is subject to regulatory approval and is expected to close in Fiscal 2018.
On September 19, 2016, the Company completed the acquisition of Jet.com, Inc., a U.S. based e-commerce company. The integration of Jet.com into Walmart U.S. e-commerce business will build upon the current e-commerce foundation, allowing for synergies from talent, logistical operations and access to a broader customer base. The total purchase price for the acquisition was $2.4 billion, net of cash acquired. The preliminary allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, the Company will pay additional compensation in cash and equity of approximately $0.8 billion over a five year period. The Company began consolidating Jet.com's operations in the Walmart U.S. segment during the quarter ended October 31, 2016 and the acquisition is not significant to the Company's Consolidated Financial Statements.

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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2016	2015	2016	2015
Net sales:
Walmart U.S.	$74,550	$72,712	$224,086	$216,916
Walmart International	28,390	29,811	85,094	90,726
Sam's Club	14,236	14,075	42,387	42,288
Net sales	$117,176	$116,598	$351,567	$349,930

Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2016	2015	2016	2015
Operating income (loss):
Walmart U.S.	$3,999	$4,506	$12,750	$13,964
Walmart International	1,354	1,338	4,245	3,685
Sam's Club	396	539	1,281	1,394
Corporate and support	(630)	(669)	(1,717)	(1,580)
Operating income	5,119	5,714	16,559	17,463
Interest, net	585	552	1,712	1,919
Income before income taxes	$4,534	$5,162	$14,847	$15,544

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
On September 19, 2016, we completed the acquisition of Jet.com, Inc., a U.S. based e-commerce company. The total preliminary purchase price for the acquisition was $2.4 billion, net of cash acquired. The preliminary allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, we will pay additional compensation in cash and equity of approximately $0.8 billion over a five year period. We began consolidating Jet.com's operations in the Walmart U.S. segment during the quarter ended October 31, 2016.
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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2017 ("fiscal 2017") and fiscal year ended January 31, 2016 ("fiscal 2016"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2016, and the accompanying notes included in Part I,

Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2016, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2016, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.
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

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to ensure we maintain our strong leadership position around the world and in the countries in which we operate.  For several years, our performance metrics emphasized three financial priorities: growth, leverage and returns.  We are currently making strategic investments in our associates and in the integration of digital and physical retail.  These investments support long-term growth while we maintain our heritage of everyday low prices which are supported by everyday low cost.  During this time of increased investments, we have shifted our financial priorities to focus primarily on growth, balanced by the long-term health of the Company including returns.  Although we will continue to grow through new stores and clubs, our growth going forward will rely more on increasing comparable store and club sales, as well as our investments to accelerate e-commerce sales growth.  While leverage remains important to everyday low cost, during this time of increased investments, operating expenses may grow at a rate that is greater than or equal to the rate of our net sales growth, and operating income may grow at a rate that is equal to or less than the rate of our net sales growth.
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
Net Sales

	Three Months Ended October 31,					Nine Months Ended October 31,
	2016			2015		2016			2015
(Amounts in millions)	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total	Net Sales	Percent of Total	Percent Change	Net Sales	Percent of Total
Walmart U.S.	$74,550	63.7%	2.5%	$72,712	62.3%	$224,086	63.7%	3.3%	$216,916	62.0%
Walmart International	28,390	24.2%	(4.8)%	29,811	25.6%	85,094	24.2%	(6.2)%	90,726	25.9%
Sam's Club	14,236	12.1%	1.1%	14,075	12.1%	42,387	12.1%	0.2%	42,288	12.1%
Net sales	$117,176	100.0%	0.5%	$116,598	100.0%	$351,567	100.0%	0.5%	$349,930	100.0%
Our consolidated net sales increased 0.5% for both the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to overall positive comparable sales and 1.0% year-over-year growth in consolidated retail square feet. The positive effect of such factors on our consolidated net sales was substantially offset by $2.1 billion and $8.3 billion of fluctuations in currency exchange rates and $73 million and $553 million of decreases in fuel sales due to lower fuel prices at the Sam's Club segment for the three and nine months ended October 31, 2016, respectively.
Calendar Comparable Store and Club Sales
Comparable store and club sales is a metric which indicates the performance of our existing U.S. stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable store and club sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable store and club sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable store and club sales below, we are referring to our calendar comparable store and club sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our calendar comparable store and club sales also differ from the retail calendar comparable store and club sales provided in our quarterly earnings releases. Calendar comparable store and club sales, as well as the impact of fuel, for the three and nine months ended October 31, 2016 and 2015, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	0.8%	1.4%	0.0%	0.0%	1.7%	1.3%	0.0%	0.0%
Sam's Club	0.6%	(3.2)%	(0.7)%	(3.8)%	(0.3)%	(3.2)%	(1.4)%	(3.8)%
Total U.S.	0.8%	0.6%	(0.1)%	(0.7)%	1.4%	0.5%	(0.2)%	(0.7)%

Comparable store and club sales in the U.S., including fuel, increased 0.8% and 1.4% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The total U.S. comparable store and club sales were positively impacted by continued traffic improvement at the Walmart U.S. segment and higher e-commerce sales at both the Walmart U.S. and Sam's Club segments. The positive effect of such factors on our comparable store and club sales were partially offset by the negative impact of lower fuel sales due to lower fuel prices at the Sam's Club segment. E-commerce sales positively impacted comparable sales approximately 0.5% and 0.6% for the three months ended October 31, 2016 and approximately 0.3% and 0.5% for the nine months ended October 31, 2016 for Walmart U.S. and Sam's Club, respectively.

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
We include Return on Assets ("ROA"), which is based on financial statement line items from our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets.
Return on Assets and Return on Investment
Management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. We consider ROA to be the financial measure computed in accordance with GAAP that is the most directly comparable financial measure to our calculation of ROI.
ROA was 7.3% and 7.5% for the trailing twelve months ended October 31, 2016 and 2015, respectively. ROI was 15.0% and 15.9% for the trailing twelve months ended October 31, 2016 and 2015, respectively. The declines in ROA and ROI were primarily due to our decrease in operating income over these periods.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable financial measure calculated and presented in accordance with GAAP. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of eight for rent expense that estimates the hypothetical capitalization of our operating leases. As mentioned above, we consider ROA to be the financial measure computed in accordance with GAAP that is the most directly comparable financial measure to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA.
Although ROI is a standard financial metric, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROI, along with a reconciliation to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2016	2015
CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$23,201	$25,412
+ Interest income	86	101
+ Depreciation and amortization	9,805	9,315
+ Rent	2,610	2,579
= Adjusted operating income	$35,702	$37,407

Denominator
Average total assets(1)	$206,001	$206,406
+ Average accumulated depreciation and amortization(1)	73,357	68,143
- Average accounts payable(1)	41,772	40,105
- Average accrued liabilities(1)	20,371	19,136
+ Rent x 8	20,880	20,632
= Average invested capital	$238,095	$235,940
Return on investment (ROI)	15.0%	15.9%

CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$15,055	$15,520
Denominator
Average total assets(1)	$206,001	$206,406
Return on assets (ROA)	7.3%	7.5%

	As of October 31,
	2016	2015	2014
Certain Balance Sheet Data
Total assets	$206,857	$205,144	$207,668
Accumulated depreciation and amortization	76,061	70,652	65,634
Accounts payable	42,990	40,553	39,656
Accrued liabilities	21,243	19,499	18,773

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We generated free cash flow of $12.2 billion for the nine months ended October 31, 2016, compared to free cash flow of $6.8 billion for the nine months ended October 31, 2015. The increase in free cash flow was led by improved working capital management. Additionally, we benefited from the application of new tax guidelines related to the accelerated deduction of remodels and related expenses.
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

	Nine Months Ended October 31,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$19,644	$15,005
Payments for property and equipment	(7,459)	(8,223)
Free cash flow	$12,185	$6,782

Net cash used in investing activities(1)	$(11,050)	$(7,567)
Net cash used in financing activities	(11,135)	(9,259)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Total revenues	$118,179	$117,408	$354,937	$352,463
Percentage change from comparable period	0.7%	(1.3)%	0.7%	(0.5)%
Net sales	$117,176	$116,598	$351,567	$349,930
Percentage change from comparable period	0.5%	(1.3)%	0.5%	(0.5)%
Total U.S. calendar comparable store and club sales increase	0.8%	0.6%	1.4%	0.5%
Gross profit margin as a percentage of net sales	25.3%	25.0%	25.1%	24.6%
Operating income	$5,119	$5,714	$16,559	$17,463
Operating income as a percentage of net sales	4.4%	4.9%	4.7%	5.0%
Consolidated net income	$3,202	$3,414	$10,307	$10,332
Unit counts at period end	11,593	11,554	11,593	11,554
Retail square feet at period end	1,157	1,145	1,157	1,145
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $771 million or 0.7% and $2.5 billion or 0.7% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Net sales increased 0.5% for both the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Net sales were positively impacted by overall positive comparable sales and the 1.0% year-over-year growth in consolidated retail square feet. The positive effect of such factors on our consolidated net sales was substantially offset by $2.1 billion and $8.3 billion of fluctuations in currency exchange rates and $73 million and $553 million of decreases in fuel sales due to lower fuel prices at the Sam's Club segment for the three and nine months ended October 31, 2016, respectively.
Our gross profit rate increased 34 and 49 basis points for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. Improved margin in general merchandise, consumables and food, including savings in procuring merchandise and lower transportation expense from lower fuel costs in the Walmart U.S. segment, positively impacted our gross profit rate. Improved inventory management and our cost analytics program in certain markets in the Walmart International segment also positively impacted our gross profit rate.
For the three and nine months ended October 31, 2016, operating expenses as a percentage of net sales increased 103 and 100 basis points, respectively, when compared to the same periods in the previous fiscal year, primarily due to an increase in wage expense at the Walmart U.S. and Sam's Club segments resulting from the continued investment in associate wage structure; and our continued investment in digital retail and information technology.
Membership and other income increased $193 million and $837 million for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increase in membership and other income for the three months ended October 31, 2016 was primarily due to an $86 million gain from the sale of certain shopping malls in Chile. The increase in membership and other income for the nine months ended October 31, 2016 was primarily due to the recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD, and an $86 million gain from the sale of certain shopping malls in Chile.
Our effective income tax rate was 29.4% and 30.6% for the three and nine months ended October 31, 2016, respectively, compared to 33.9% and 33.5% for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.2 billion and $10.3 billion of consolidated net income for the three and nine months ended October 31, 2016, respectively, a decrease of $212 million and $25 million, respectively, when compared to the same periods in the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $0.98 and $3.16 for the three and nine months ended October 31, 2016, respectively, a decrease of $0.05 and an increase of $0.03, respectively, when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Net sales	$74,550	$72,712	$224,086	$216,916
Percentage change from comparable period	2.5%	3.8%	3.3%	4.0%
Calendar comparable store sales increase	0.8%	1.4%	1.7%	1.3%
Operating income	$3,999	$4,506	$12,750	$13,964
Operating income as a percentage of net sales	5.4%	6.2%	5.7%	6.4%
Unit counts at period end	4,648	4,631	4,648	4,631
Retail square feet at period end	697	688	697	688
Net sales for the Walmart U.S. segment increased $1.8 billion or 2.5% and $7.2 billion or 3.3% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in retail square feet of 1.2%, as well as increases in comparable store sales of 0.8% and 1.7% for the three and nine months ended October 31, 2016, respectively, driven primarily by positive customer traffic. Additionally, e-commerce sales contributed 0.5% and 0.3% to comparable store sales for the three and nine months ended October 31, 2016, respectively.
Gross profit rate increased 32 and 36 basis points for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year, primarily due to improved margin in general merchandise, consumables and food, including the impact of savings in procuring merchandise and lower transportation expense from lower fuel costs.
For the three and nine months ended October 31, 2016, operating expenses as a percentage of segment net sales increased 130 and 125 basis points, respectively, when compared to the same periods in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales for the three months ended October 31, 2016 was primarily driven by an increase in wage expense due to the continued investment in the associate wage structure; as well as our continued investments in information technology. The increase in operating expenses as a percentage of segment net sales for the nine months ended October 31, 2016 was primarily driven by an increase in wage expense due to the continued investment in the associate wage structure; higher associate incentive compensation; and our continued investment in digital retail and information technology.
As a result of the factors discussed above, segment operating income decreased $507 million and $1.2 billion for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Net sales	$28,390	$29,811	$85,094	$90,726
Percentage change from comparable period	(4.8)%	(11.4)%	(6.2)%	(9.2)%
Operating income	$1,354	$1,338	$4,245	$3,685
Operating income as a percentage of net sales	4.8%	4.5%	5.0%	4.1%
Unit counts at period end	6,289	6,271	6,289	6,271
Retail square feet at period end	372	370	372	370
Net sales for the Walmart International segment decreased $1.4 billion or 4.8% and $5.6 billion or 6.2% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales for the three and nine months ended October 31, 2016 were due to $2.1 billion and $8.3 billion, respectively, of negative impacts from fluctuations in currency exchange rates. Additionally, net sales for both comparable periods were impacted by positive comparable store sales in the majority of our markets, except in the United Kingdom, and year-over-year growth in retail square feet of 0.7%.
Gross profit rate increased 49 and 55 basis points for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increase in the gross profit rate was primarily due to improved inventory management and the impact of our cost analytics program in certain markets.
Operating expenses as a percentage of segment net sales increased 69 and 45 basis points for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to declining sales on relatively flat fixed costs in the United Kingdom and the benefit of the cumulative lease adjustment in the prior year.
Membership and other income increased $124 million and $654 million for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increase in membership and other income for the three months ended October 31, 2016 was primarily due to an $86 million gain from the sale of certain shopping malls in Chile. The increase in membership and other income for the nine months ended October 31, 2016 was primarily due to the recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, our e-commerce operations in China, including the Yihaodian brand, website and application, to JD, and an $86 million gain from the sale of certain shopping malls in Chile.
As a result of the factors discussed above, segment operating income increased $16 million and $560 million for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2016	2015	2016	2015
Including Fuel
Net sales	$14,236	$14,075	$42,387	$42,288
Percentage change from comparable period	1.1%	(2.2)%	0.2%	(2.0)%
Calendar comparable club sales increase (decrease)	0.6%	(3.2)%	(0.3)%	(3.2)%
Operating income	$396	$539	$1,281	$1,394
Operating income as a percentage of net sales	2.8%	3.8%	3.0%	3.3%
Unit counts at period end	656	652	656	652
Retail square feet at period end	88	87	88	87

Excluding Fuel
Net sales	$13,169	$12,935	$39,345	$38,693
Percentage change from comparable period	1.8%	1.6%	1.7%	1.9%
Operating income	$381	$493	$1,243	$1,350
Operating income as a percentage of net sales	2.9%	3.8%	3.2%	3.5%
Net sales for the Sam's Club segment increased $161 million or 1.1% and $99 million or 0.2% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales for the three and nine months ended October 31, 2016 were primarily due to increases in comparable club sales without fuel and increases in year-over-year growth in retail square feet of 0.7%, partially offset by decreases of $73 million and $553 million in fuel sales from lower fuel prices, respectively. Comparable club sales were significantly benefited by higher e-commerce sales in both periods.
Gross profit rate decreased 26 points for the three months ended October 31, 2016, when compared to the same period in the previous fiscal year, primarily due to changes in merchandise mix. Gross profit rate increased 42 basis points for the nine months ended October 31, 2016, when compared to the same period in the previous fiscal year, primarily due to margin rate improvement in home and apparel and in grocery, partially offset by changes in merchandise mix. Continued investments in price and the growth of the cash rewards program negatively impacted our gross profit rates for both the three and nine months ended October 31, 2016.
Membership and other income decreased 4.0% and 3.8% for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year. The decreases were due to a reduction in other income partially offset by increases of 2.3% and 3.0% in membership income as a result of new club member counts for the three and nine months ended October 31, 2016, respectively.
For the three and nine months ended October 31, 2016, operating expenses as a percentage of segment net sales increased 66 and 59 basis points compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily due to an increase in wage and benefit expense due to the continued investment in the associate wage structure, the benefit of the cumulative lease adjustment in the prior year, our continued investment in digital retail and information technology, and increased advertising expense.
As a result of the factors discussed above, segment operating income decreased $143 million and $113 million for the three and nine months ended October 31, 2016, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$19,644	$15,005
Net cash provided by operating activities was $19.6 billion and $15.0 billion for the nine months ended October 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities was led by improved working capital management. Additionally, we benefited from the application of new tax guidelines related to the accelerated deduction of remodels and related expenses.
Cash Equivalents and Working Capital
Cash and cash equivalents were $5.9 billion and $7.0 billion at October 31, 2016 and 2015, respectively. Our working capital deficit was $10.7 billion and $5.4 billion at October 31, 2016 and 2015, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of October 31, 2016 and January 31, 2016, cash and cash equivalents of approximately $1.0 billion and $1.1 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2016	2015
Net cash used in investing activities	$(11,050)	$(7,567)
Net cash used in investing activities was $11.1 billion and $7.6 billion for the nine months ended October 31, 2016 and 2015, respectively, and generally consisted of payments to add stores and clubs, remodel existing stores and clubs, expand our digital retail capabilities and invest in other technologies.
As discussed in Footnote 10 to the Condensed Consolidated Financial Statements, on September 19, 2016, we completed our acquisition of Jet.com, Inc. for approximately $2.4 billion in cash, net of cash acquired. Additionally, during the quarter ended October 31, 2016, we purchased $1.9 billion of available for sale securities in JD.

Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2016	2015
Net cash used in financing activities	(11,135)	(9,259)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities increased $1.9 billion for the nine months ended October 31, 2016, when compared to the same period in the previous fiscal year, primarily due to an increase in share repurchases.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2016:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2016	$2,745	$38,214	$40,959
Proceeds from issuance of long-term debt	—	134	134
Payments of long-term debt	(2,040)	—	(2,040)
Reclassifications of long-term debt	1,500	(1,500)	—
Other	61	(670)	(609)
Balances as of October 31, 2016	$2,266	$36,178	$38,444
Our total outstanding long-term debt balance decreased $2.5 billion for the nine months ended October 31, 2016, primarily due to maturities of long-term debt in the current year.
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
The dividend installments payable on April 4, 2016, June 6, 2016 and September 6, 2016 were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2016, authorization for $11.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2016	2015
Total number of shares repurchased	90.6	23.2
Average price paid per share	$69.04	$74.20
Total amount paid for share repurchases	$6,254	$1,720
Share repurchases increased $4.5 billion for the nine months ended October 31, 2016, when compared to the same period in the previous year. The increase in share repurchases resulted from our intention to utilize the current share repurchase authorization over a two-year period.

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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At October 31, 2016, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. Our market risks at October 31, 2016 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2016. At October 31, 2016, the fair value of our derivative instruments had decreased approximately $16 million since January 31, 2016, primarily due to fluctuations in market interest rates during the nine months ended October 31, 2016. In addition, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the United Kingdom, Japan, Mexico and Brazil were the primary cause of the $994 million net loss for the nine months ended October 31, 2016, in the currency translation and other category of accumulated other comprehensive loss.
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
There has been no change in the Company's internal control over financial reporting as of October 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On September 20, 2016, the court granted plaintiff's motion for class certification. On October 6, 2016, the defendants filed a petition to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit. On November 7, 2016, the U.S. Court of Appeals for the Eighth Circuit denied the Company's petition. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
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
In February 2016, Sam's West, Inc., a subsidiary of the Company, received notice from the Riverside County Certified Unified Program Agency (CUPA) inspector alleging violations at the fuel station at Sam's Club #4822 in Murrieta, California related to placement of sensors in underground storage tanks (USTs). The Company cooperated with the CUPA investigation and in September 2016 entered into a settlement agreement under which it would pay a penalty of $400,000 and abide by a 5-year injunction requiring compliance with California's UST laws and regulations.
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
On April 23, 2015, Wal-Mart Transportation LLC, a subsidiary of the Company, received a Finding and Notice of Violation from the Environmental Protection Agency alleging that Walmart Transportation violated the California Air Resources Board's Truck and Bus regulations by failing to install particulate matter filters on some diesel fueled vehicles. The Company is responding to the allegations and is cooperating with the agency.
On April 6, 2015, representatives for the Brazilian Institute of the Environment alleged that WMS Supermercados do Brasil Ltda ("Walmart Brazil") had failed to file required reports documenting the number of tires imported, sold and recycled.  The agency proposed a penalty of approximately $857,000, which may be doubled and excludes additional amounts in respect of inflation and interest, and prohibited Walmart Brazil from selling or importing tires until the matter is resolved. In October 2015, Walmart Brazil filed its defense with the agency against the imposition of this penalty.
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
In April and May 2011, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that five stores may have been constructed without first obtaining an environmental impact license as required, and for failing to comply with conditions required by those licenses. The Ministry proposed a penalty of approximately $178,000 related to such stores. In September 2016, the Ministry closed the cases for three of the stores without imposition of any penalty, and in October 2016, Arrendadora paid an aggregate penalty of approximately $35,000 to settle the cases for the two remaining stores. In 2014, the Ministry informed Arrendadora it believed that four additional stores may have been constructed with the same deficiencies. The Ministry proposed a penalty of approximately $640,000 in respect to such additional stores and also required Arrendadora to obtain the licenses and comply with the required conditions. Arrendadora was subsequently released by an administrative court from the payment of such penalty. Arrendadora is in compliance with the conditions required for the licenses of all the foregoing stores.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At October 31, 2016, authorization for $11.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
August 1-31, 2016	6,387,184	$72.87	6,387,184	$12.2
September 1-30, 2016	6,068,804	72.03	6,068,804	11.8
October 1-31, 2016	7,372,047	69.20	7,372,047	11.3
Total	19,828,035		19,828,035

Item 5. Other Information
Departure of Certain Officers
On November 29, 2016, Neil M. Ashe, age 48, notified the Company of his intent to separate from employment with the Company effective January 31, 2017.  Mr. Ashe served as the Company's Executive Vice President, President and Chief Executive Officer, Global eCommerce since joining the Company in January 2012 until September 19, 2016, and currently serves as Executive Vice President of the Company.  Mr. Ashe was a "named executive officer" in the Company's most recent proxy statement filed on Schedule 14A for its Annual Meeting of Shareholders held on June 3, 2016.
In connection with his separation from employment, on November 29, 2016, the Company entered into a separation agreement with Mr. Ashe, whereupon Mr. Ashe's employment with the Company will end on January 31, 2017 (the "Separation Agreement"), which is attached as Exhibit 10.(b) and is incorporated herein by reference. Under the terms of the Separation Agreement, Mr. Ashe will receive payments totaling approximately $2.1 million in multiple installments through January 2019.  In addition, 22,602 restricted shares of Common Stock originally scheduled to vest between January 26, 2018 and January 25, 2019 will be accelerated to vest on the date of Mr. Ashe's separation from employment.  Mr. Ashe will forfeit 24,724 shares of restricted stock, as well as 141,977 performance share units in connection with his separation, which constitutes all of his outstanding performance share units. The Separation Agreement also prohibits Mr. Ashe, for a period of two years following his separation, from participating in a business that competes with the Company and from soliciting the Company's associates for employment.
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2016, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB in 2016; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in the remainder of fiscal 2017; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the expected closing date for the sale of the Suburbia apparel retail division and the anticipated benefits of the recent acquisition of Jet.com, Inc.;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding the impact of Walmart's strategic investments on long-term growth, continuing to grow through new stores and clubs and our focus on growth going forward through increasing comparable store and club sales and investments to accelerate e-commerce sales growth, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth, Walmart's objective of balancing growth with returns, and Walmart continuing to provide returns to shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities

- Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than earnings held outside of the United States, Walmart's intent with respect to its reinvestment of such earnings in its foreign operations, its need to repatriate such earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in the remainder of fiscal 2017; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

•	in Part I, Item 4 "Controls and Procedures": the statements regarding the effect of changes to systems and processes on our internal control over financial reporting; and

•
statements in Part II, Item 1 "Legal Proceedings" regarding the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed therein may have on our financial condition or results of operations.

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate earnings held outside of the U.S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	Walmart's ability to successfully integrate acquired businesses, including Jet.com, Inc.;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

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

WAL-MART STORES, INC.

Date: December 1, 2016	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2016	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2016	By:	/s/ Steven P. Whaley
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

Exhibit 10.(a)*
Share-Settled Restricted Stock Unit Notification and Terms and Conditions dated September 19, 2016, evidencing grant of Restricted Stock Units to Marc Lore, President and Chief Executive Officer, Walmart eCommerce US.

Exhibit 10.(b)*	Separation Agreement by and between Wal-Mart Stores, Inc. and Neil Ashe, dated November 29, 2016.

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

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