Form 10-K
period 2017-01-31
WAL MART STORES INC
filed 2017-03-31
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2017, or

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
Yes  ☐    No  ☒
As of July 31, 2016, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 29, 2016, was $108,531,045,541. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 3,033,009,079 shares of common stock outstanding as of March 29, 2017.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Annual Report to Shareholders for the Fiscal Year Ended January 31, 2017 (the "Annual Report to Shareholders") included as Exhibit 13 to this Form 10-K	Parts I and II

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2017 (the "Proxy Statement")	Part III

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
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our economic performance or results for future periods or as of future dates or events or developments that may occur in the future, including, without limitation, our earnings per share, the comparable store and club sales for one or more of our reportable segments, our effective tax rate, the dividends we will pay, our capital structure, the outcome of tax matters, the outcome of, the costs we may incur in connection with, and the liability we may have or not have in, legal or regulatory proceedings to which we are subject, and, on a consolidated basis or for one or more of our reportable segments, the amount of or period-over-period change in total revenue, net sales, membership income, other income, e-commerce sales, gross merchandise value, inventory levels, performance of certain categories of merchandise, capital expenditures, expense items, store and club openings, the amount and nature of capital and operating expenditures and investments, increases in retail square footage, the consummation of acquisitions or dispositions, and other financial measures or metrics.
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
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	new methods for delivery of merchandise purchased to customers:

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate earnings held outside of the U.S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	Walmart's ability to successfully integrate acquired businesses, including Jet.com, Inc. ("jet.com");

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;
Regulatory and Other Factors

•	changes in existing tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	the possibility of the imposition of new taxes on imports and new tariffs and trade restrictions and changes in tariff rates and trade restrictions;

•	changes in currency control laws;

•	the level of public assistance payments;

•	the timing of federal income tax refunds;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
We typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of seasonal buying patterns, which patterns are difficult to forecast with certainty and can be affected by many factors.

Other Risk Factors; No Duty to Update
The above list of factors that may affect the estimates and expectations discussed in or implied or contemplated by forward-looking statements we make or made on our behalf is not exclusive. We are subject to other risks and uncertainties discussed below under the caption "Item 1A. Risk Factors," and that we may discuss in Management's Discussions and Analyses of Financial Condition and Results of Operations incorporated by reference in our Annual Reports on Form 10-K and appearing in our Quarterly Reports on Form 10-Q or may otherwise disclose in our Quarterly Reports on Form 10-Q and other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our forward-looking statements.
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
FOR THE FISCAL YEAR ENDED JANUARY 31, 2017
PART I

ITEM 1.	BUSINESS
General
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping and saves time for our customers. Physical retail encompasses our brick and mortar presence in each market where we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve over 260 million customers who visit our 11,695 stores under 59 banners in 28 countries and e-commerce websites in 11 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar basis. Our discussion is as of and for the fiscal years ended January 31, 2017 ("fiscal 2017"), January 31, 2016 ("fiscal 2016") and January 31, 2015 ("fiscal 2015"). During fiscal 2017, we generated total revenues of $485.9 billion, which was primarily comprised of net sales of $481.3 billion.
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
In 1991, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has expanded and, as of January 31, 2017, our Walmart International segment conducted business in 27 countries.
In 2000, we began our first digital initiative by creating the walmart.com retail website. Since then, our digital presence has continued to grow. As of January 31, 2017, we operated e-commerce websites in 11 countries, providing access to Walmart and our various brands around the world.

Information About Our Segments
The Company is engaged in the operation of retail, wholesale and other units located throughout the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom and retail websites in the U.S. and 10 other countries. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
Walmart U.S. is our largest segment and operates retail stores in all 50 states in the U.S., Washington D.C. and Puerto Rico, with three primary store formats, as well as digital retail. Walmart U.S. generated approximately 64% of our net sales in fiscal 2017, and of our three segments, Walmart U.S. is the largest and has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Walmart International consists of operations in 27 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs), cash & carry, home improvement, specialty electronics, apparel stores, drug stores and convenience stores, as well as digital retail. Walmart International generated approximately 24% of our fiscal 2017 net sales. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. primarily because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units.
Sam's Club consists of membership-only warehouse clubs and operates in 47 states in the U.S. and in Puerto Rico, as well as digital retail. Sam's Club accounted for approximately 12% of our fiscal 2017 net sales. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
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
Walmart U.S. Segment
The Walmart U.S. segment is a mass merchandiser of consumer products, operating under the "Walmart," "Wal-Mart" and "Walmart Neighborhood Market" brands, as well as walmart.com and other digital retail. The Walmart U.S. segment had net sales of $307.8 billion, $298.4 billion and $288.0 billion for fiscal 2017, 2016 and 2015, respectively. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company consolidated net sales.
Physical. The Walmart U.S. segment operates retail stores in the U.S., including in all 50 states, Washington D.C. and Puerto Rico, with supercenters in 49 states, Washington D.C. and Puerto Rico, discount stores in 41 states and Puerto Rico and Neighborhood Markets and other small store formats in 31 states and Puerto Rico. The following table provides square footage details on each of our formats as of January 31, 2017:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	206,000	104,000
Neighborhood Markets(1) (grocery)	28,000	66,000	42,000

(1)	Excludes other small formats which include various test formats used to understand market demands and needs.

WALMART U.S. SEGMENT
RETAIL UNIT COUNT AND RETAIL SQUARE FEET(1)

	Supercenters					Discount Stores
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet	Opened	Closed	Conversions(2)	Total	Square Feet
Balance forward				3,029	552,237				629	66,402
2013	55	—	74	3,158	570,409	7	(1)	(74)	561	59,098
2014	72	—	58	3,288	589,858	4	—	(57)	508	53,496
2015	79	—	40	3,407	607,415	2	—	(40)	470	49,327
2016	55	(16)	19	3,465	616,428	—	(9)	(19)	442	45,991
2017	38	(2)	21	3,522	625,930	—	(6)	(21)	415	43,347

	Neighborhood Markets and Other Small Formats						Total Segment
Fiscal Year	Opened	Closed	Conversions(2)	Total	Square Feet		Opened(3)	Closed	Total	Square Feet
Balance forward				210	8,047				3,868	626,686
2013	79	(3)	—	286	11,226		141	(4)	4,005	640,733
2014	122	—	(1)	407	15,778		198	—	4,203	659,132
2015	235	(3)	—	639	23,370		316	(3)	4,516	680,112
2016	161	(133)	—	667	27,228		216	(158)	4,574	689,647
2017	73	(5)	—	735	30,012		111	(13)	4,672	699,289

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.

(2)	Conversions of discount stores or Neighborhood Markets to supercenters.

(3)	Total opened, net of conversions of discount stores or Neighborhood Markets to supercenters.

Digital. Walmart U.S. provides its customers access to a broad assortment of merchandise, including products not found in our physical stores, and services online through our e-commerce websites, including walmart.com, jet.com, hayneedle.com and shoebuy.com, as well as mobile commerce applications. Walmart.com experiences on average 92 million unique visitors a month and offers access to over 38 million SKUs, including those carried on Marketplace, a feature of the website that permits third parties to sell merchandise on walmart.com. Walmart.com is also integrated with our physical stores through services like "Walmart Pickup," "Pickup Today" and "Online Grocery." The Walmart U.S. segment also offers access to digital content and services including Vudu and InstaWatch.
Merchandise. Walmart U.S. does business in three strategic merchandise units, listed below, across several store formats including supercenters, discount stores, Neighborhood Markets and other small store formats, as well as on our e-commerce websites.

•
Grocery consists of a full line of grocery items, including meat, produce, natural & organics, deli & bakery, dairy, frozen foods, alcoholic and nonalcoholic beverages, floral and dry grocery, as well as consumables such as health and beauty aids, baby products, household chemicals, paper goods and pet supplies;

•	Health and wellness includes pharmacy, optical services, clinical services, and over-the-counter drugs and other medical products;

•	General merchandise includes:

◦	Entertainment (e.g., electronics, cameras and supplies, photo processing services, cellular phones, cellular service plan contracts and prepaid service, movies, music, video games and books);

◦	Hardlines (e.g., stationery, automotive, hardware and paint, sporting goods, outdoor living and horticulture);

◦	Apparel (e.g., apparel for women, girls, men, boys and infants, as well as shoes, jewelry and accessories); and

◦	Home/Seasonal (e.g., home furnishings, housewares and small appliances, bedding, home decor, toys, fabrics and crafts and seasonal merchandise).
The Walmart U.S. segment also offers fuel and financial services and related products, including money orders, prepaid cards, wire transfers, money transfers, check cashing and bill payment. These services total less than 1% of annual net sales.
National brand merchandise represents a significant portion of the merchandise sold in the Walmart U.S. segment. We also market lines of merchandise under our private-label store brands, including: "Adventure Force," "AutoDrive," "BlackWeb," "Equate," "Everstart," "Faded Glory," "George," "Great Value," "Holiday Time," "Hyper Tough," "Kid Connection," "Mainstays," "Marketside," "My Life As," "No Boundaries," "Ol' Roy," "Onn," "Ozark Trail," "Parent's Choice," "Prima Della," "Pure Balance," "Sam's Choice," "Special Kitty," "Spring Valley," "Way to Celebrate," and "White Stag." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Danskin Now," "Farberware," "OP," "Russell," "Starter" and "SwissTech."
The percentage of net sales for the Walmart U.S. segment, including online sales, represented by each strategic merchandise unit was as follows for fiscal 2017, 2016 and 2015:

	Fiscal Years Ended January 31,
STRATEGIC MERCHANDISE UNITS	2017	2016	2015
Grocery	56%	56%	56%
Health and wellness	11%	11%	11%
General merchandise	33%	33%	33%
Total	100%	100%	100%
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Operations. Many supercenters, discount stores and Neighborhood Markets are open 24 hours each day. A variety of payment methods are accepted at our stores and through our e-commerce websites and mobile commerce applications.
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
Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•	EDLP: our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers;

•	Rollbacks: our commitment to continually pass cost savings on to the customer by lowering prices on selected goods;

•	Savings Catcher, Save Even More and Ad Match: strategies to meet or be below a competitor's advertised price;

•	Walmart Pickup: customer places order online and picks it up for free from a store. The merchandise is fulfilled through our distribution facilities;

•	Pickup Today: customer places order online and picks it up at a store within four hours for free. The order is fulfilled through existing store inventory;

•	Online Grocery: customer places grocery order online and has it delivered to home or picks it up at one of our participating stores or remote locations; and

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
Distribution. For fiscal 2017, approximately 78% of the Walmart U.S. segment's purchases of store merchandise were shipped through our 147 distribution facilities, which are located strategically throughout the U.S. The remaining merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet. However, we contract with common carriers to transport the majority of our perishable grocery merchandise.
We ship merchandise purchased by customers on our retail websites and through our mobile commerce applications by a number of methods from multiple locations including from our dedicated e-commerce fulfillment centers.
The following table provides further details of our distribution facilities, including return facilities and 22 e-commerce dedicated fulfillment centers, as of January 31, 2017:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
Walmart U.S. distribution facilities	103	2	19	23	147

Walmart International Segment
The Walmart International segment consists of operations in 27 countries outside of the U.S. and includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, apparel stores, drug stores and convenience stores, as well as digital retail. The segment's net sales for fiscal 2017, 2016 and 2015, were $116.1 billion, $123.4 billion and $136.2 billion, respectively, which have been impacted by unfavorable currency exchange rate fluctuations. During the most recent fiscal year, no single unit accounted for as much as 1% of total Company net sales.
Physical. Our Walmart International segment is comprised of physical stores operated by: our wholly-owned subsidiaries operating in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom; and our majority-owned subsidiaries operating in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua) and Mexico.
Generally, retail units range in size from 8,900 square feet to 185,000 square feet. Our wholesale stores generally range in size from 35,000 square feet to 70,000 square feet. Other, which includes drugstores and convenience stores operating under various banners in Brazil, Mexico and the United Kingdom, range in size up to 2,400 square feet. Also, on a limited basis, our Walmart International segment operates financial institutions that provide consumer credit.
WALMART INTERNATIONAL SEGMENT
UNIT COUNT(1) AND RETAIL SQUARE FEET(2)

	Africa		Argentina		Brazil		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	347	18,529	88	7,270	512	31,575	333	43,738	622	9,501	316	11,785
2013	377	19,775	94	7,531	558	32,494	379	48,354	642	9,873	329	12,671
2014	379	20,513	104	8,062	556	32,501	389	49,914	661	10,427	380	13,697
2015	396	21,223	105	8,119	557	33,028	394	50,927	690	11,094	404	14,762
2016	408	21,869	108	8,280	499	30,675	400	51,784	709	11,410	395	15,407
2017	412	22,542	107	8,264	498	30,642	410	53,088	731	11,770	363	15,260

	China		India		Japan		Mexico(3)		United Kingdom		Total Segment
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	370	62,124	15	826	419	24,521	1,724	82,611	541	33,765	5,287	326,245
2013	393	65,801	20	1,083	438	24,448	1,988	88,833	565	34,810	5,783	345,673
2014	405	67,205	20	1,083	438	24,489	2,199	94,900	576	35,416	6,107	358,207
2015	411	68,269	20	1,083	431	24,429	2,290	98,419	592	36,277	6,290	367,630
2016	432	71,724	21	1,146	346	22,551	2,360	100,308	621	37,044	6,299	372,198
2017	439	73,172	20	1,091	341	21,921	2,411	101,681	631	37,338	6,363	376,769

(1)
"Unit Count" includes retail stores, wholesale clubs and other, which includes drugstores and convenience stores. Walmart International unit counts, with the exception of Canada, are stated as of December 31, to correspond with the fiscal year end of the related geographic market. Canada unit counts and square footage are stated as of January 31. For the balance forward, all country balances are stated as of the end of fiscal year 2012.

(2)	"Square Feet" columns are reported in thousands.

(3)	All periods presented exclude units and square feet for the Vips restaurant business. The Company completed the sale of the Vips restaurant business in fiscal 2015.

Unit counts(1) as of January 31, 2017 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	326	86	—	412
Argentina	107	—	—	107
Brazil	413	71	14	498
Canada	410	—	—	410
Central America(4)	731	—	—	731
Chile	359	4	—	363
China	424	15	—	439
India	—	20	—	20
Japan	341	—	—	341
Mexico	2,241	160	10	2,411
United Kingdom	610	—	21	631
Total	5,962	356	45	6,363

(1)
Walmart International unit counts, with the exception of Canada, are stated as of December 31, 2016, to correspond with the balance sheet date of the related geographic market. Canada unit counts are stated as of January 31, 2017.

(2)	Other includes drug stores and convenience stores operating under varying banners.

(3)
Africa unit counts by country are Botswana (11), Ghana (1), Kenya (1), Lesotho (3), Malawi (2), Mozambique (5), Namibia (4), Nigeria (5), South Africa (373), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (4).

(4)	Central America unit counts by country are Costa Rica (234), El Salvador (90), Guatemala (220), Honduras (95) and Nicaragua (92).
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
Merchandise. The merchandising strategy for the Walmart International segment is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, lower priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Ol' Roy" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Chosen by You," and "Extra Special." In addition, we have developed relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Operations. The hours of operation for operating units in the Walmart International segment vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. Operating units in each country accept a variety of payment methods.
Seasonal Aspects of Operations. The Walmart International segment's business is seasonal to a certain extent. Historically, the segment's highest sales volume and operating income have occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns.
Competition. The Walmart International segment competes with a variety of local, national and global chains in the supermarket, discount, grocery, department, drug, variety and specialty stores, hypermarkets, wholesale clubs, home improvement, specialty electronic, e-commerce and catalog businesses in each of the markets in which we operate. We also operate, on a limited basis, consumer credit operations. We compete with others for desirable sites. Our ability to develop, open and operate units at the right locations and to deliver a customer-centric experience that seamlessly integrates digital and physical shopping determines, to a large extent, our competitive position in the markets in which Walmart International operates. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate. In the markets in which we have retail websites or retail websites and mobile commerce applications, those websites and applications help differentiate us from our competitors and help us compete with other retailers for customers and their purchases, both in our digital and physical retail operations.

Distribution. We utilize a total of 176 distribution facilities located in Argentina, Brazil, Canada, Central America, Chile, China, Japan, Mexico, South Africa and the United Kingdom. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2017, approximately 82% of the Walmart International segment's purchases passed through these distribution facilities. Suppliers ship the balance of the Walmart International segment's purchases directly to our stores in the various markets in which we operate. The following table provides further details of our international distribution facilities, including 15 e-commerce dedicated fulfillment centers, as of December 31, 2016, with the exception of distribution facilities in Canada, which are stated as of January 31, 2017:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
International distribution facilities	46	11	76	43	176
We ship merchandise purchased by customers on our retail websites and through our mobile commerce applications by a number of methods from multiple locations including from our dedicated e-commerce fulfillment centers.
Sam's Club Segment
The Sam's Club segment operates membership-only warehouse clubs, as well as samsclub.com, in the U.S. and had net sales of $57.4 billion, $56.8 billion and $58.0 billion for fiscal 2017, 2016 and 2015, respectively. During the most recent fiscal year, no single club location accounted for as much as 1% of total Company net sales.
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
Physical. As a membership-only warehouse club, Sam's Club facility sizes generally range between 94,000 and 161,000 square feet, with an average size of approximately 134,000 square feet.
SAM'S CLUB SEGMENT
CLUB COUNT AND RETAIL SQUARE FEET(1)

Fiscal Year	Opened	Closed	Total	Square Feet
Balance forward			611	81,586
2013	9	—	620	82,653
2014	12	—	632	84,382
2015	16	(1)	647	86,510
2016	8	—	655	87,552
2017	9	(4)	660	88,376

(1)	"Total" and "Square Feet" columns are as of January 31 for the years shown. Retail square feet are reported in thousands.
Digital. Sam's Club provides its members access to a broad assortment of merchandise, including products not found in our clubs, and services online at samsclub.com and through our mobile commerce applications. Samsclub.com experiences on average 18.6 million unique visitors a month and offers access to approximately 61,000 SKUs providing the member the option of delivery direct-to-home or to the club through services such as "Club Pickup." Digital retail supports our physical clubs with capabilities like "Scan and Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.

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
The percentage of net sales for the Sam's Club segment, including online sales, by merchandise category, was as follows for fiscal 2017, 2016 and 2015:

	Fiscal Years Ended January 31,
MERCHANDISE CATEGORY	2017	2016	2015
Grocery and consumables	59%	59%	57%
Fuel and other categories	20%	20%	23%
Home and apparel	9%	9%	8%
Technology, office and entertainment	6%	7%	7%
Health and wellness	6%	5%	5%
Total	100%	100%	100%
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer Business Members and Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted at our clubs and online, including the co-branded Sam's Club "Cash Back" MasterCard.
Seasonal Aspects of Operations. The Sam's Club segment's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other membership-only warehouse clubs, the largest of which is Costco Wholesale, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, e-commerce and catalog businesses. Sam's Club also competes with other retailers and warehouse clubs for desirable new club sites. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Savings and Business members. Our e-commerce website and mobile commerce applications have increasingly become important factors in our ability to compete with other membership-only warehouse clubs.
Distribution. During fiscal 2017, approximately 68% of the Sam's Club segment's non-fuel purchases were shipped from the Sam's Club segment's 25 dedicated distribution facilities located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the balance of the Sam's Club segment's purchases directly to Sam's Club locations. The table below provides further details of our dedicated distribution facilities, including two e-commerce dedicated fulfillment centers and two dedicated import facilities, as of January 31, 2017.

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
Sam's Club distribution facilities	3	3	3	16	25
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

Sam's Club ships merchandise purchased by members on its retail website and through its mobile commerce applications by a number of methods from its e-commerce dedicated fulfillment centers and other distribution centers.
Other Segment Information
Certain financial information relating to our segments is included in our Annual Report to Shareholders for the fiscal year ended January 31, 2017 ("Annual Report to Shareholders") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 in the "Notes to Consolidated Financial Statements" included therein, which information is incorporated herein by reference. Note 14 also includes information regarding total revenues and long-lived assets aggregated by our U.S. and non-U.S. operations. Such portions of the Annual Report to Shareholders are included as Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein as expressly provided herein.
Intellectual Property
We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and with respect to our associates, customers and others, we rely on trademark, copyright, and patent law, trade-secret protection, and confidentiality and/or license agreements to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, service marks, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.
Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes over 100,000 suppliers located around the world, including in the United States, from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Our purchases may represent a significant percentage of a number of our suppliers' annual sales, and the volume of product we acquire from many suppliers allows us to obtain favorable pricing from such suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customer, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs determines, in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Employees
As of the end of fiscal 2017, the Company and its subsidiaries employed approximately 2.3 million employees ("associates") worldwide, with nearly 1.5 million associates in the U.S. and 0.8 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates and a large number of associates turn over each year. We believe our relationships with our associates are good.
On February 19, 2015, the Company announced a significant initiative on pay and training for U.S. associates. Approximately 500,000 full-time and part-time associates at Walmart U.S. stores and Sam's Clubs received pay raises in the first half of fiscal 2016, and in February 2016, approximately 1.2 million full-time and part-time associates at Walmart U.S. stores and Sam's Clubs received pay increases. Also included in the announcement were comprehensive changes to our hiring, training, compensation and scheduling programs, as well as to our store management structure. These changes give our U.S. associates the opportunity to earn higher pay and advance in their careers.
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
Executive Officers of the Registrant
The following chart names the executive officers of the Company as of the date of the filing of this Annual Report on Form 10-K with the SEC, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, beginning in June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	45

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 1, 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International. From January 2013 to January 2014, he was Executive Vice President and Chief Financial Officer of Walmart U.S. and from January 2012 to January 2013, he was Senior Vice President and Chief Financial Officer of Walmart U.S.	2016	48

Jacqueline P. Canney	Executive Vice President, Global People, effective August 3, 2015. From September 2003 to July 2015, she served as the Managing Director of Global Human Resources at Accenture plc., a global management consulting, technology services, and outsourcing company.	2015	49

David Cheesewright	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 1, 2014. From September 2011 to January 2014, he served as President and Chief Executive Officer for Walmart International's Europe, Middle East and Africa (EMEA) and Canada region.	2014	54

David M. Chojnowski	Senior Vice President and Controller effective January 1, 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S. From January 2013 to October 2014, he served as Vice President, Finance Transformation, of Walmart International. From April 2011 to January 2013, he served as Vice President, International Controller, of Walmart International.	2017	47

Gregory Foran	Executive Vice President, President and Chief Executive Officer, Walmart U.S. beginning in August 2014. From May 2014 to August 2014, he served as President and Chief Executive Officer for the Walmart Asia region. From March 2012 to May 2014, he served as President and Chief Executive Officer of Walmart China. From October 2011 to March 2012, he served as Senior Vice President responsible for various international projects.	2014	55

John Furner	Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 1, 2017. From October 2015 to January 2017, he served as Executive Vice President and Chief Merchandising Officer of Sam's Club. From January 2013 to October 2015, he served as Senior Vice President and Chief Merchandising Officer of Walmart China. From January 2012 to January 2013 he served as Senior Vice President, Home & Apparel and Global Sourcing.	2017	42

Jeffrey J. Gearhart	Executive Vice President, Global Governance and Corporate Secretary, effective February 1, 2013. From July 2010 to January 2013, he served as Executive Vice President, General Counsel and Corporate Secretary.	2013	52

Marc Lore	Executive Vice President, President and Chief Executive Officer, U.S. eCommerce, effective upon the Company's acquisition of Jet.com, Inc., an eCommerce retailer, in September 2016. From April 2014 to September 2016, he served as President and Chief Executive Officer of Jet.com, Inc. From January 2005 to July 2013, he served as Chief Executive Officer of Quidsi, Inc., an eCommerce retailer that became a wholly-owned subsidiary of Amazon.com, Inc. in April 2011.	2016	45

C. Douglas McMillon	President and Chief Executive Officer, effective February 1, 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	50

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.stock.walmart.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics can be found on our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
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
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, lower or higher prices of petroleum products, including crude oil, natural gas, gasoline, and diesel fuel, higher costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes and surcharges or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of measures that create barriers to or increase the costs associated with international trade, overall economic slowdown and other economic factors in the U.S. or in any of the other markets in which we operate could adversely affect consumer demand for the products we sell in the U.S. or such other markets, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results.
In addition, the economic factors listed above, any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, and other economic factors in the U.S. and other countries in which we operate can increase our cost of sales and operating, selling, general and administrative expenses and otherwise materially adversely affect our operations and operating results.
The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us for sale.
We may not timely identify or effectively respond to consumer trends or preferences, which could negatively affect our relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment, whether for customers purchasing products at our stores and clubs, through our digital retail businesses or through the combination of both retail offerings. Price transparency, assortment of products, customer experience, convenience and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. As a result of these factors, we plan to increase investments in e-commerce, technology, store remodels and other customer initiatives, moderate the number of new store openings and rely to a greater extent on comparable store sales and e-commerce for growth. Any failure of these investments or initiatives to adequately or effectively respond to changing consumer tastes, preferences and shopping patterns, or any other failure on our part to timely identify or effectively respond to changing consumer tastes, preferences and shopping patterns could negatively affect our relationship with our customers, the demand for the products we sell, our market share and the growth of our business.
We face strong competition from other retailers and wholesale club operators (whether through physical retail, digital retail or the integration of both), which could materially adversely affect our financial performance.
The retail business is highly competitive. Each of our segments competes for customers, employees, store and club sites, products and services and in other important aspects of its business with many other local, regional, national and global retailers and wholesale club operators, as well as other national and international internet-based retailers and retail intermediaries.
Our Walmart U.S. segment competes with retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores and hypermarkets, as well as e-commerce and catalog businesses. Our Sam's Club segment competes with other wholesale club operators, as well as discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations, and e-commerce retailers, wholesalers and catalog businesses.
Internationally, we compete with retailers who operate department, drug, dollar stores, variety and specialty stores, supermarkets, supercenter-type stores, hypermarkets, wholesale clubs, home-improvement stores, specialty electronics stores, apparel stores, wholesale clubs, cash & carry operations, convenience stores and e-commerce and catalog businesses.
We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our e-commerce websites and mobile commerce applications, cost and speed of and options for delivery to customers of merchandise purchased online, through mobile commerce applications or through the integration of our physical and digital retail operations.
Where necessary, to compete effectively with competitors who price merchandise at points lower than the prices we set under our EDLP philosophy, we will lower our prices on goods for sale. A failure to respond effectively to competitive pressures and changes in the retail markets could materially adversely affect our financial performance. See "Item 1. Business" above for additional discussion of the competitive situation of each of our reportable segments.
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
Failure to grow our e-commerce business through the integration of physical and digital retail or otherwise, and the cost of our increasing e-commerce investments, may materially adversely affect our market position, net sales and financial performance.
The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. We plan to increase our investments in e-commerce, technology, store remodels and other customer initiatives, moderate the number of new store openings and rely to a greater extent on increasing comparable store and club sales and e-commerce sales (which are included in our calculation of comparable store and club sales with the exception of e-commerce acquisitions until such businesses have been owned for 12 months) for growth. The success of this strategy will depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels and is further subject to the risks we face as outlined in this Item 1A.
Our investments in e-commerce, technology, store remodels and other customer initiatives may not adequately or effectively allow us to grow our e-commerce business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. If we fail to successfully implement our strategy, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect the financial performance of the physical retail side of our operations.

In addition, the cost of certain e-commerce and technology investments, including any operating losses incurred by acquired e-commerce businesses will adversely impact our financial performance in the short-term and may adversely impact our financial performance over the longer term.
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
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, the unavailability of our retail websites and mobile commerce applications to our customers, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores.
These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which they occur, such as Superstorm Sandy in the U.S. in 2012 or the numerous storm systems in the U.S. in recent years, and could adversely affect our financial performance.
In light of the substantial premiums payable for insurance coverage for losses caused by certain natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, earthquakes, floods and tsunamis, as well as the limitations on available coverage for such losses, we have chosen to be primarily self-insured with respect to such losses. Although we maintain certain specific coverages for losses from physical damages in excess of certain amounts to guard against catastrophic losses from such causes, we still bear the risk of losses incurred as a result of any physical damage to, or the destruction of, any stores, clubs and distribution facilities, loss or spoilage of inventory, and business interruption caused by any such events to the extent they are below catastrophic levels of coverage, as well as in the event of a catastrophe, to the extent they exceed our aggregate limits of applicable coverages. Significant losses caused by such events could materially adversely affect our financial performance.
Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We expect all of our suppliers to comply with applicable laws, including labor, safety and environmental laws, and to otherwise meet our required supplier standards of conduct. Our ability to find qualified suppliers who uphold our standards, and to access products in a timely and efficient manner, is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.
Political and economic instability in the countries in which our foreign suppliers and their manufacturers are located, the financial instability of suppliers, suppliers' failure to meet certain of our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the U.S., currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
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
If the products we sell are not safe or otherwise fail to meet our customers' expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming a product we sell or otherwise experience material adverse effects to our brand, reputation and financial performance.
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food or non-food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance.
We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to conduct our operations.
Although we have independent, redundant and physically separate primary and secondary information systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical information systems. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers and sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our business operations in the interim. Any interruption in both our information systems and back-up systems may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems. The risk of system disruption is increased when significant system changes are undertaken, although we believe our change management process will mitigate this risk. If we fail to integrate our information systems and processes, we may fail to realize the cost savings anticipated to be derived from these initiatives.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us over our e-commerce websites and mobile commerce applications, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online and through mobile commerce applications with us and with our competitors and to do comparison shopping. We use social media and electronic mail to interact with our customers and as a means to enhance their shopping experience. As a part of our multi-channel sales strategy, in addition to home delivery, we offer "Walmart Pickup," "Pickup Today" and "Club Pickup" and in a growing number of locations, "Online Grocery" programs under which many products available for purchase online can be picked up by the customer at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Multi-channel retailing is a rapidly evolving part of the retail industry and of our operations in the U.S. and in a number of markets in which our Walmart International segment operates.
We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Any failure on our part to provide attractive, user-friendly secure e-commerce platforms that offer a wide assortment of merchandise at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and mobile commerce application merchandising and related technology could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and have a material adverse impact on our business and results of operations.
Our e-commerce websites and mobile commerce applications, which are increasingly important to our business and continue to grow in complexity and scope, and the computer systems and operating systems on which they run, including those applications and systems in our acquired e-commerce businesses, may be subject to cyber-attacks. Those attacks could involve attempts to gain access to the website or mobile commerce application to obtain and make unauthorized use of customers' or members' payment information and related risks discussed below. Such attacks, if successful, can also create denials of service or otherwise disable, degrade or sabotage one or more of our retail websites or mobile commerce applications and otherwise significantly disrupt our customers' and members' shopping experience on any of our retail website or mobile commerce applications. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in traffic, reputational damage and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.

Any failure to maintain the security of the information relating to our company, customers, members, associates and vendors, whether as a result of cybersecurity attacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business and operating results.
As do most retailers, we receive and store in our digital information systems certain personal information about our customers and members, and we receive and store personal information concerning our associates and vendors. Some of that information is stored digitally in connection with our e-commerce websites and mobile commerce applications. We also utilize third-party service providers for a variety of reasons, including, without limitation, for encryption and authentication technology, content delivery to customers and members, back-office support, and other functions. Such providers may have access to information we hold about our customers, members, associates or vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by countries or sophisticated criminal organizations or be the work of single "hackers" or small groups of "hackers." Each year, cyber-attackers make numerous attempts to access the information stored in our information systems. We have in place substantial security measures to protect, and to prevent unauthorized access to, our information systems and the information stored on such systems. We also have security processes, protocols and standards that are applicable to our third-party service providers, including cloud service providers, to protect information from our systems which they have access to or hold under their engagements with us.
We constantly monitor developments in cyber threats, evaluate the effectiveness of our information security measures and change such measures or implement new and additional security measures from time to time to address new and different risks to the security of such information and to strengthen our protections for the information stored on our systems. We require our third-party service providers to do the same. Nevertheless, as cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider's security measures in the future and obtain the personal information of customers, members, associates and vendors.
Associate error or malfeasance, faulty password management or other irregularities may also result in a defeat of our or our third-party service providers' security measures and a breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. We or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs.
Any breach of our security measures or any breach, error or malfeasance of those of our third-party service providers and loss of our confidential information, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any customers, members, associates and vendors whose personal data was compromised and to restore their confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.
In addition, such events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, as well as our operations, net sales, results of operations, financial condition, cash flows and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures we employ to guard personal information against cyber-attacks and other attempts to access such information and could result in a disruption of our operations, particularly our digital retail operations.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as the American National Standards Institute encryption standards and payment network security operating guidelines and the Payment Card Industry Data Security Standard. Even though we comply with these standards and protocols and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. To the extent that any cyber-attack or incursion in our or one of our third-party service provider's information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.
Changes in the results of our retail pharmacy business could adversely affect our overall results of operations, cash flows and liquidity.
The retail pharmacy operations in our Walmart U.S. and Sam's Club segments generate substantial net sales, a large majority of which are generated by filling prescriptions for which we receive payment established through contractual relationship with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs").
Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burden associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations; further consolidation among third party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third party; failure to meet any performance or incentive thresholds to which our level of third party reimbursement may be subject; and changes in the regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of restrictions on the further implementation of or the repeal of the Patient Protection and Affordable Care Act or the enactment and implementation of a law replacing such act, and other changes in laws, rules and regulations that affect our retail pharmacy business.
If the supply of certain pharmaceuticals provided by one or more of vendors were to be disrupted for any reason, our pharmacy operations could be severely affected until at least such time as we could obtain a new supplier for such pharmaceuticals. Any such disruption could cause reputational damage and result in a significant number of our pharmacy customers transferring their prescriptions to other pharmacies.
One or a combination of such factors may adversely affect the volumes of brand name and generic pharmaceuticals we sell, our cost of sales associated with our retail pharmacy operations, and the net sales and gross margin of those operations, result in the loss of cross-store or -club selling opportunities and, in turn, adversely affect our overall net sales, other results of operations, cash flows and liquidity.
Our failure to attract and retain qualified associates, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs and distribution centers, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified personnel, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
The wage increases for over 500,000 associates in our operations in the U.S. and investment in other initiatives for our associates in the U.S. that we announced in February 2015, and related wage increases for 1.2 million associates occurring in February 2016 have increased our wage and other labor expenses significantly. If we cannot offset the increases in our wage and other labor expenses resulting from those wage increases by increasing our gross profit, achieving decreases in our operating, selling, general and administrative expense or a combination of both, our consolidated operating income and our consolidated income from continuing operations could continue to be less than our consolidated operating income and consolidated income from continuing operations for our fiscal years prior to fiscal 2017. In addition, if our costs of labor or related costs increase even more significantly for other reasons or if new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.

Impediments to the expansion of our Walmart International operations, and the performance of strategic alliances to support the expansion of that segment, could materially adversely affect our financial performance.
Our business strategy for our Walmart International segment includes opening new units and growing comparable stores sales in the countries in which we have existing operations. Our ability to open new units or to expand or relocate existing units depends in large measure upon our ability to locate, hire and retain qualified personnel and acquire new store sites on acceptable terms. Local laws can affect our ability to acquire attractive pre-existing buildings in which to locate units or sites on which to build new units or to expand existing units.
In addition, access to local suppliers of certain types of goods may limit our ability to add new units or to expand product selections in existing units in certain markets, especially in those markets in which consumers desire to purchase locally produced goods. Economic, business and legal environments in foreign markets may also limit our ability to expand our operations and increase our net sales in those markets as we may want and could result in the closure of existing units in such markets which may adversely impact our financial results. If we cannot effectively continue to expand our Walmart International segment through opening new units, growing comparable store sales or selective acquisitions, our ability to grow our business could be adversely affected.
Our Walmart International segment may also enter into strategic alliances in the countries in which we have existing operations or in other markets to expand our digital retail operations, physical retail operations or both. For example, in fiscal 2017, we entered into a strategic alliance with JD.com, Inc. providing for Walmart China to be a preferred retailer on its online-to-offline platform and our Sam's Club business in China to be a flagship store on its marketplace. Any strategic alliance may not generate the level of e-commerce or other sales we anticipate when entering into that alliance or may otherwise adversely impact our business relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, such as our investment in JD.com, Inc., could materially adversely affect our financial performance.
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
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable store and club sales growth rates, e-commerce growth rates, gross margin, or earnings and earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies.
Legal, Tax, Regulatory, Compliance, Reputational and Other Risks
Our operations subject us to legislative, judicial, accounting, legal, regulatory, tax, political and economic risks and conditions specific to the countries or regions in which we operate, which could materially adversely affect our business or financial performance.
In addition to our U.S. operations, we operate our retail business principally through wholly-owned subsidiaries in Argentina, Brazil, Canada, Chile, China, India, Japan and the United Kingdom and our majority-owned subsidiaries in Africa, Central America and Mexico.
In fiscal 2017, our Walmart U.S. and Sam's Club operating segments generated approximately 76% of our consolidated net sales. The Federal Government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs. Potential changes which have been discussed include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and the imposition of a border tax, or a border adjustment tax, on imports into the U.S. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. operations and our business.
During fiscal 2017, our Walmart International operations generated approximately 24% of our consolidated net sales. Our operating segments also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints, local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.
The potential imposition by the U.S. of a border tax or border adjustment tax, new or higher tariffs or other restrictions on trade discussed above which impact a country in which we have operations could result in actions by that country to impose new, or increase existing tariffs or taxes on products imported into such country from the U.S. or elsewhere and could damage the reputations of U.S.-based companies, including us, with customers and others in that country. This could materially adversely affect the financial performance of our operations in such country or countries.
Our business and results of operations in the UK may be negatively affected by fluctuations in currency exchange rates, increases in food costs, changes in trade policies, or changes in labor, immigration, tax or other laws resulting from the UK's anticipated exit from the European Union.
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
The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries which have historically been less stable than the U.S. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"), or the laws and regulations of other countries, such as the UK Bribery Act. We maintain policies prohibiting such business practices and have in place enhanced global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.
We are also subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The U.S. Congress and the current federal administration have identified federal tax reform as a priority for 2017.  Federal tax reform plans under consideration may result in significant changes to the U.S. tax code. Some of the changes contemplated by the U.S. Congress, like the border tax or border adjustment tax, could have the effect of increasing our effective tax rate, the amount of our consolidated net taxable income subject to income taxes, and our overall tax liability, and could reduce our net income and our earnings per share, as well as our consolidated cash flows and liquidity, even if the changes include a reduction in the rate at which corporate taxable income is taxed. In addition, the determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our income taxes could also be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in worldwide tax laws, regulations, or accounting principles.
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
In addition, ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, has been named as a defendant in nearly 10,000 "equal value" claims pending in the Manchester Employment Tribunal (the "Employment Tribunal") in the United Kingdom. The claimants, who are current and former ASDA store employees, allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouses and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. The claimants are seeking differential back pay based on higher wage rates in the warehouses and distribution facilities and higher wage rates on a prospective basis. At present, we cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. We discuss this case and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of our Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K and are included as an exhibit to this Annual Report on Form 10-K.
We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of our on-going FCPA matter.
The Audit Committee of our Board of Directors has been conducting an internal investigation into, among other things, alleged violations of the FCPA and other alleged crimes or misconduct in connection with certain of our foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. ("Walmex"), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. We have also been conducting a voluntary global review of our policies, practices and internal controls for anti-corruption compliance and are engaged in strengthening our global anti-corruption compliance programs. Since the implementation of the global review and enhanced anti-corruption compliance programs, the Audit Committee and we have identified or been made aware of additional allegations regarding potential violations of the FCPA.
Inquiries or investigations regarding allegations of potential FCPA violations have been commenced in a number of foreign markets in which we operate, including, but not limited to, Brazil, China and India. In November 2011, we voluntarily disclosed our investigative activity to the U.S. Department of Justice (the "DOJ") and the SEC. We have been cooperating with those agencies and discussions have begun with them regarding the resolution of these matters. As discussions regarding resolution are preliminary, we cannot currently predict the timing, the outcome or the impact of a possible resolution of these matters. A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Furthermore, lawsuits relating to the matters under investigation have been filed by several of our shareholders against us, certain of our current and former directors and officers and certain of Walmex's current and former officers.

We could be exposed to a variety of negative consequences as a result of these matters. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We also expect that there will be ongoing media and governmental interest regarding these matters, including additional news articles on these matters that could impact the perception of our role as a corporate citizen among certain audiences. Moreover, we have incurred and expect to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits and in conducting our review and investigations.
While we believe it is probable we will incur a loss from these matters, given the on-going nature and complexity of the review, inquiries and investigations we cannot yet reasonably estimate a loss or range of loss that may arise from the conclusion of these matters. Although we do not presently believe that these matters will have a material adverse effect on our business, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The number of supercenters, discount stores, Neighborhood Markets, other small formats and Sam's Clubs located in each state or territory of the U.S. and the number of units located in each of the geographic markets internationally in which we operate are disclosed as of the fiscal year ended January 31, 2017 in the part of our Annual Report to Shareholders under the caption "Unit Counts as of January 31, 2017" that is an exhibit hereto and that information is incorporated herein by reference. The following table provides further details of our retail units and distribution facilities, including return facilities, as of January 31, 2017:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
U.S. properties
Walmart U.S. retail units	4,023	—	649	—	4,672
Sam's Club retail units	561	—	99	—	660
Total U.S. retail units	4,584	—	748	—	5,332
Walmart U.S. distribution facilities	103	2	19	23	147
Sam's Club distribution facilities	3	3	3	16	25
Total U.S. distribution facilities	106	5	22	39	172
Total U.S. properties	4,690	5	770	39	5,504

International properties
Africa	39	—	373	—	412
Argentina	65	—	42	—	107
Brazil	215	—	283	—	498
Canada	132	—	278	—	410
Central America	267	—	464	—	731
Chile	220	—	143	—	363
China	3	—	436	—	439
India	2	—	18	—	20
Japan	56	—	285	—	341
Mexico	698	—	1,713	—	2,411
United Kingdom	437	—	194	—	631
Total International retail units	2,134	—	4,229	—	6,363
International distribution facilities	46	11	76	43	176
Total International properties	2,180	11	4,305	43	6,539

Total retail units	6,718	—	4,977	—	11,695
Total distribution facilities	152	16	98	82	348
Total properties	6,870	16	5,075	82	12,043
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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others - Manchester Employment Tribunal); ASDA Stores Ltd v Brierley & Ors (A2/2016/0973 - United Kingdom Court of Appeal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0059/16/DM - United Kingdom Employment Appeal Tribunal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0009/16/JOJ - United Kingdom Employment Appeal Tribunal).
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On September 20, 2016, the court granted plaintiff's motion for class certification. On October 6, 2016, the defendants filed a petition to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit. On November 7, 2016, the U.S. Court of Appeals for the Eighth Circuit denied the Company's petition. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former officers and directors as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. There was no appeal from that ruling. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. On January 18, 2017, the Delaware Supreme Court remanded those proceedings to the Court of Chancery for further briefing and an additional ruling on due process issues raised by the plaintiffs, before the Delaware Supreme Court renders its ultimate decision on the appeal. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR; 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Ct. of Chancery, 4/25/12; Delaware Supreme Court, Dover, DE; 6/10/16.

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
In November and December 2016, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that it was proposing aggregated penalties approximating $430,000 in respect to four stores which the Ministry believed may have been constructed without first obtaining a required environmental impact license. Arrendadora has challenged the penalties before an administrative court and the trials are in process. The Ministry had previously proposed penalties of approximately $640,000 related to this matter in 2014, but Arrendadora was released by an administrative court from payment of such penalties on the basis that the Ministry had failed to comply with legal formalities in connection with their imposition.
In November 2016, the state environmental agency in Santa Catarina, Brazil imposed aggregate penalties of approximately $180,000 against WMS Supermercados do Brasil Ltda ("Walmart Brazil") related to the fuel station at its store in Posto Camboriú. Such amount includes penalties related to a fuel tank leak and for operation of the fuel station in non-compliance with its license from 2009-2013 and without a license commencing in 2013. These matters had been self-reported by Walmart Brazil to the environmental agency following an internal licensure review. Walmart Brazil has filed its defense with the agency against the imposition of these penalties as well as its remediation plans and has been monitoring the underground water for contamination. Following the filing of that defense, in March 2017 the environmental agency reduced the aggregate penalties to approximately $90,000 which amount has been paid by Walmart Brazil.
During fiscal year 2015, a California Greenwashing Task Force informed the Company that it was investigating whether the Company had violated a California statute that prohibits the sale of plastic products labeled by the Company's suppliers as "biodegradable" or "compostable." In January 2017, the Company entered into a settlement agreement under which it agreed to pay approximately $950,000. The Company also agreed to abide by a permanent injunction requiring compliance with California's laws related to the sale of products labeled "biodegradable," "degradable," "compostable," or "decomposable."
On April 23, 2015, Wal-Mart Transportation LLC, a subsidiary of the Company, received a Finding and Notice of Violation from the Environmental Protection Agency alleging that Walmart Transportation violated the California Air Resources Board's Truck and Bus regulations by failing to install particulate matter filters on some diesel fueled vehicles. The Company responded and is in settlement negotiations with the agency.
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
Certain information required to be provided in this item is incorporated herein by reference to the information included under the captions "Market price of common stock," "Listing," "Dividends paid per share" and "Stock Performance Chart" in our Annual Report to Shareholders. Such information appears in the portion of the Annual Report to Shareholders that is in Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein.
Our common stock is primarily traded in the U.S. on the New York Stock Exchange. At March 29, 2017, the latest practicable date, there were 236,471 common stock shareholders of record.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which we can make share repurchases. At January 31, 2017, authorization for $9.2 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
Share repurchase activity under our share repurchase program, on a trade date basis, for each of the three months in the quarter ended January 31, 2017, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
November 1-30, 2016	8,109,779	$70.33	8,109,779	$10.7
December 1-31, 2016	10,608,726	70.57	10,608,726	10.0
January 1-31, 2017	11,494,545	67.68	11,494,545	9.2
Total	30,213,050		30,213,050

ITEM 6.	SELECTED FINANCIAL DATA
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Proposal No. 1 – Election of Directors" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 2, 2017 (our "Proxy Statement").
Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2016 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for the CEO and Senior Financial Officers and our Statement of Ethics applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this item is incorporated herein by reference to the information under the captions "Corporate Governance – Board Committees" and "Proposal No. 4: Ratification of Independent Accountants – Audit Committee Independence and Financial Expert Determination" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and Senior Financial Officers and our Statement of Ethics on our website.

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
The information required by this item is incorporated herein by reference to all information under the sub-captions "Holdings of Major Shareholders" and "Holdings of Officers and Directors" that appear under the caption "Stock Ownership" and all information that appears under the caption "Executive Compensation Tables – Equity Compensation Plan Information" included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to all information under the caption "Corporate Governance – Fiscal 2017 Review of Related Person Transactions" and under the caption "Corporate Governance – How We Determine Director Independence" included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to all information under the caption "Proposal No.4 – Ratification of Independent Accountants" and the sub-caption thereunder "Audit Committee Pre-Approval Policy" included in our Proxy Statement.

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

Wal-Mart Stores, Inc.

Date: March 31, 2017	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2017	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2017	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 31, 2017	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2017	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2017

Date: March 31, 2017	By	/s/ James I. Cash, Jr.
James I. Cash, Jr., Ph.D.
Director

Date: March 31, 2017	By	/s/ Pamela J. Craig
Pamela J. Craig
Director

Date: March 31, 2017	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 31, 2017	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 31, 2017	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 31, 2017	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

Date: March 31, 2017	By	/s/ Kevin Y. Systrom
Kevin Y. Systrom
Director

Date: March 31, 2017	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 31, 2017	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Date: March 31, 2017	By	/s/ Linda S. Wolf
Linda S. Wolf
Director

Signature Page to Wal-Mart Stores, Inc.
Form 10-K for the Fiscal Year Ended January 31, 2017

Exhibit Index(1),(2)
The following exhibits are filed or furnished as part of this Form 10-K or are incorporated herein by reference.

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

4 (g)
First Supplemental Indenture, dated December 1, 2006, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569).

4 (h)
Second Supplemental Indenture, dated December 19, 2014, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File Number 333-201074).

10(a)
Wal-Mart Stores, Inc. Officer Deferred Compensation Plan as amended and restated effective February 1, 2012, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated September 29, 2011.(1)

10(b)
Wal-Mart Stores, Inc. Management Incentive Plan as amended and effective February 1, 2013, is incorporated herein by reference to Appendix A to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 22, 2013.(1)

10(c)
Wal-Mart Stores, Inc. 2016 Associate Stock Purchase Plan, as amended and restated effective April 1, 2016, is incorporated herein by reference to Annex B to the Proxy Statement that is a part of the Company's Schedule 14A filed on April 20, 2016.(1)

10(d)*	Wal-Mart Stores, Inc. Stock Incentive Plan of 2015, as amended and restated effective February 23, 2016 and amended further as of February 1, 2017.

10(e)
Wal-Mart Stores, Inc. Supplemental Executive Retirement Plan amended and restated effective February 1, 2011, is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated September 29, 2011.(1)

10(f)
Wal-Mart Stores, Inc. Director Compensation Deferral Plan, amended and restated effective June 4, 2010, is incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.(1)

10(g)
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011.(1)

10(g).1*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011.

10(h)
Wal-Mart Deferred Compensation Matching Plan, as amended and restated effective February 1, 2016, is incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016, filed on March 30, 2016.(1)

10(i)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Performance Unit Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.(1)

10(j)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.(1)

10(k)
Post-Termination Agreement and Covenant Not to Compete between Wal-Mart Canada Corp. and David Cheesewright dated as of January 31, 2014, is incorporated by reference to Exhibit 10(u) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014.(1)

10(l)
Separation Agreement by and between the Company and Neil Ashe dated November 29, 2016, is incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2016, filed on December 1, 2016.(1)

10(m)
Retirement Agreement between the Company and Rosalind G. Brewer dated January 5, 2017, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 5, 2017.(1)

10(n)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share-Settled Performance Unit Notification and Terms and Conditions (Wal-Mart Canada Corp.-related - January 2016 annual award to David B Cheesewright) is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016, filed on March 30, 2016.(1)

10(o)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Restricted Stock Award, Notification of Award and Terms and Conditions of Award (January 2016 annual award - executive officers other than David Cheesewright) is incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016, filed on March 30, 2016.(1)

10(p)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Performance-Based Restricted Stock Award, Notification of Award and Terms and Conditions of Award (January 2016 award to Neal Ashe and Greg Foran) is incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016, filed on March 30, 2016.(1)

10(q)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share-Settled Restricted Unit Notification and Terms and Conditions (Wal-Mart Canada Corp.-related - January 2016 annual award to David Cheesewright) is incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2016, filed on March 30, 2016.(1)

10(r)*
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Restricted Stock Award and Notification and Terms and Conditions of Award (January 2017 annual award - executive officers other than David Cheesewright).

10(s)*	Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Share Settled Restricted Stock Unit Notification and Terms and Conditions (January 2017 annual award - David Cheesewright).

10(t)*
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions (January 2017 annual award - all executive officers).

10(u)
Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Marc Lore on September 19, 2016, is incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2016, filed on December 1, 2016.(1)

10(v)*	Deferred Contingent Merger Consideration Agreement dated August 7, 2016, between the Company and Marc Lore.

10(w)*	Amendment to Deferred Contingent Merger Consideration Agreement dated September 12, 2016, between the Company and Marc Lore.

10(x)*	Non-Competition, Non-Solicitation and No-Hire Agreement between the Company and Marc Lore dated September 19, 2016.

12.1*	Statement regarding computation of the Earnings to Fixed Charges Ratios.

13*
Portions of our Annual Report to Shareholders for the fiscal year ended January 31, 2017. All information incorporated by reference in Items 1, 2, 3, 5, 6, 7, 7A, 8 and 9A of this Annual Report on Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 2017, is filed with the SEC. The balance of the information in the Annual Report to Shareholders will be furnished to the SEC in accordance with Item 601(b) (13) of Regulation S-K.

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

Notes to Exhibit Index:

1.
The exhibits listed in this Exhibit Index and incorporated as exhibits to the Annual Report on Form 10-K of Wal-Mart Stores, Inc. (the "Company") for the fiscal year ended January 31, 2017 by reference to an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company previously filed with the SEC by the Company are available for review online on the EDGAR system of the SEC at www.sec.gov as exhibits to the Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K referred to above in the description of the exhibit incorporated by reference. The historical filings of the Company may be reviewed and copied at the Public Reference Room of the SEC at 100 F Street, NE Washington, DC 20549-2521 under Commission File No. 001-6991.

2.
The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt instruments, but the aggregate principal amount of the debt instruments of any one series of such debt instruments has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company has previously filed with the SEC its agreement to, and hereby agrees to, file copies of the agreements relating to long-term debt instruments and the instruments representing or evidencing such long-term debt instruments with the SEC upon request. As a result, in accordance with the provisions of paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K of the SEC, copies of such long-term debt instruments have not been filed as exhibits to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017. The Company has previously filed the documents and instruments establishing the specific terms of long-term debt instruments offered and sold by the Company pursuant to its effective registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended, as exhibits to the applicable registration statement or as exhibits to a Current Report on Form 8-K filed in connection with the applicable registration statement and the sale and issuance of those long-term debt instruments.