Form 10-Q
period 2017-04-30
WAL MART STORES INC
filed 2017-06-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2017.
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

Registrant's telephone number, including area code: (479) 273-4000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 3,014,499,132 shares of common stock outstanding as of May 31, 2017.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2017	2016
Revenues:
Net sales	$116,526	$114,986
Membership and other income	1,016	918
Total revenues	117,542	115,904
Costs and expenses:
Cost of sales	87,688	86,544
Operating, selling, general and administrative expenses	24,617	24,085
Operating income	5,237	5,275
Interest:
Debt	506	499
Capital lease and financing obligations	92	86
Interest income	(35)	(24)
Interest, net	563	561
Income before income taxes	4,674	4,714
Provision for income taxes	1,522	1,498
Consolidated net income	3,152	3,216
Consolidated net income attributable to noncontrolling interest	(113)	(137)
Consolidated net income attributable to Walmart	$3,039	$3,079

Net income per common share:
Basic net income per common share attributable to Walmart	$1.00	$0.98
Diluted net income per common share attributable to Walmart	1.00	0.98

Weighted-average common shares outstanding:
Basic	3,035	3,144
Diluted	3,047	3,154

Dividends declared per common share	$2.04	$2.00
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Consolidated net income	$3,152	$3,216
Less consolidated net income attributable to noncontrolling interest	(113)	(137)
Consolidated net income attributable to Walmart	3,039	3,079

Other comprehensive income (loss), net of income taxes
Currency translation and other	1,159	621
Unrealized gain on available-for-sale securities	481	—
Net investment hedges	(113)	(78)
Cash flow hedges	28	143
Minimum pension liability	5	(99)
Other comprehensive income (loss), net of income taxes	1,560	587
Less other comprehensive income (loss) attributable to noncontrolling interest	(282)	15
Other comprehensive income (loss) attributable to Walmart	1,278	602

Comprehensive income, net of income taxes	4,712	3,803
Less comprehensive income (loss) attributable to noncontrolling interest	(395)	(122)
Comprehensive income attributable to Walmart	$4,317	$3,681
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,545	$6,867	$7,597
Receivables, net	5,252	5,835	5,187
Inventories	43,361	43,046	44,513
Prepaid expenses and other	2,178	1,941	1,800
Total current assets	57,336	57,689	59,097
Property and equipment:
Property and equipment	181,075	179,492	178,296
Less accumulated depreciation	(73,625)	(71,782)	(68,509)
Property and equipment, net	107,450	107,710	109,787
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	11,854	11,637	11,667
Less accumulated amortization	(5,135)	(5,169)	(4,960)
Property under capital lease and financing obligations, net	6,719	6,468	6,707

Goodwill	17,575	17,037	16,751
Other assets and deferred charges	10,638	9,921	6,363
Total assets	$199,718	$198,825	$198,705

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$2,617	$1,099	$3,813
Accounts payable	41,367	41,433	37,997
Dividends payable	4,628	—	4,723
Accrued liabilities	19,708	20,654	19,605
Accrued income taxes	2,018	921	1,328
Long-term debt due within one year	3,256	2,256	2,257
Capital lease and financing obligations due within one year	599	565	559
Total current liabilities	74,193	66,928	70,282

Long-term debt	33,774	36,015	37,151
Long-term capital lease and financing obligations	6,251	6,003	6,242
Deferred income taxes and other	9,386	9,344	7,272

Commitments and contingencies

Equity:
Common stock	302	305	313
Capital in excess of par value	2,223	2,371	1,720
Retained earnings	84,120	89,354	84,145
Accumulated other comprehensive loss	(12,954)	(14,232)	(10,995)
Total Walmart shareholders' equity	73,691	77,798	75,183
Noncontrolling interest	2,423	2,737	2,575
Total equity	76,114	80,535	77,758
Total liabilities and equity	$199,718	$198,825	$198,705
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2017	3,048	$305	$2,371	$89,354	$(14,232)	$77,798	$2,737	$80,535
Consolidated net income	—	—	—	3,039	—	3,039	113	3,152
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,278	1,278	282	1,560
Cash dividends declared ($2.04 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(30)	(3)	(56)	(2,096)	—	(2,155)	—	(2,155)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(698)	(698)
Other	5	—	(92)	(4)	—	(96)	(11)	(107)
Balances as of April 30, 2017	3,023	$302	$2,223	$84,120	$(12,954)	$73,691	$2,423	$76,114
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Cash flows from operating activities:
Consolidated net income	$3,152	$3,216
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,551	2,388
Deferred income taxes	2	(122)
Other operating activities	(170)	(33)
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	726	494
Inventories	66	264
Accounts payable	(155)	(234)
Accrued liabilities	(1,838)	(590)
Accrued income taxes	1,051	810
Net cash provided by operating activities	5,385	6,193

Cash flows from investing activities:
Payments for property and equipment	(1,990)	(2,209)
Proceeds from the disposal of property and equipment	196	89
Business acquisitions, net of cash acquired	(88)	—
Other investing activities	8	1
Net cash used in investing activities	(1,874)	(2,119)

Cash flows from financing activities:
Net change in short-term borrowings	1,482	1,065
Proceeds from issuance of long-term debt	—	127
Payments of long-term debt	(1,513)	(2,013)
Dividends paid	(1,549)	(1,573)
Purchase of Company stock	(2,185)	(2,735)
Dividends paid to noncontrolling interest	(54)	(57)
Purchase of noncontrolling interest	(8)	(126)
Other financing activities	(145)	(120)
Net cash used in financing activities	(3,972)	(5,432)

Effect of exchange rates on cash and cash equivalents	139	250

Net increase (decrease) in cash and cash equivalents	(322)	(1,108)
Cash and cash equivalents at beginning of year	6,867	8,705
Cash and cash equivalents at end of period	$6,545	$7,597
See accompanying notes.

Wal-Mart Stores, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Wal-Mart Stores, Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 ("fiscal 2017"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of April 2017 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in Canada and Chile to customers in those markets. The receivable balance from consumer credit products was $1.2 billion, net of a reserve for doubtful accounts of $83 million at April 30, 2017, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $79 million at January 31, 2017. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the LIFO method. At April 30, 2017 and January 31, 2017, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Management continues to evaluate the impact this ASU, the related amendments and the interpretive guidance will have on the Company's consolidated financial statements. While management does not expect this ASU to materially impact the Company's consolidated net income, balance sheet or cash flows, the ASU will impact the timing of recognition of some revenue and may impact the gross amount of revenue presented for certain contracts. Management expects the most significant timing change to result from the revenue associated with the unredeemed portion of Company issued gift cards, which will be recognized over the expected redemption period of the gift card under the new standard rather than waiting until the likelihood of redemption becomes remote or waiting for the gift card to expire. Additionally, management continues to assess the guidance and the related interpretation to determine if that guidance will impact the gross amount of revenue presented for certain contracts. Management also continues to evaluate the required quantitative and qualitative disclosures required by this ASU. The Company will adopt this ASU on February 1, 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The Company will adopt the ASU on February 1, 2019. Management is evaluating this ASU and currently expects it to have a material impact on the Company's consolidated balance sheet. Management is still evaluating the effect on consolidated net income, cash flows and disclosures.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Topic 825). ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt the ASU on February 1, 2018. Management is evaluating this ASU and expects it to primarily impact the Company's accounting for its investment in JD.com ("JD"). Subsequent to adoption, all changes in the value of the Company's investment in JD will be recorded in consolidated net income.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt the ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, balance sheet, cash flows and disclosures.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718). ASU 2016-09 includes new guidance on stock compensation, which is intended to simplify accounting for share-based payment transactions. The guidance changed several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. Management adopted this ASU beginning February 1, 2017, with an immaterial impact to the Company's consolidated net income and cash flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2017 and 2016.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2017	2016
Numerator
Consolidated net income	$3,152	$3,216
Consolidated net income attributable to noncontrolling interest	(113)	(137)
Consolidated net income attributable to Walmart	$3,039	$3,079

Denominator
Weighted-average common shares outstanding, basic	3,035	3,144
Dilutive impact of stock options and other share-based awards	12	10
Weighted-average common shares outstanding, diluted	3,047	3,154

Net income per common share attributable to Walmart
Basic	$1.00	$0.98
Diluted	1.00	0.98

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2017:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2017	$(14,507)	$145	$1,435	$(315)	$(990)	$(14,232)
Other comprehensive income (loss) before reclassifications, net(1)	877	481	(113)	21	7	1,273
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	—	—	7	(2)	5
Balances as of April 30, 2017	$(13,630)	$626	$1,322	$(287)	$(985)	$(12,954)
(1) Tax impact is immaterial.
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from long-term debt	—	—	—
Repayments of long-term debt	(1,513)	—	(1,513)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	13	259	272
Balances as of April 30, 2017	$3,256	$33,774	$37,030
Maturities
During the three months ended April 30, 2017, the following long-term debt matured and was repaid:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 5, 2017	1,000 USD	Fixed	5.375%	$1,000
April 21, 2017	500 USD	Fixed	1.000%	500
				$1,500
The Company also repaid other, smaller long-term debt as it matured in its non-U.S. markets.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2017 and January 31, 2017, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2017		January 31, 2017
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$16	$5,000	$(4)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	395	2,250	471
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,019	(524)	3,957	(618)
Total	$11,269	$(113)	$11,207	$(151)
Additionally, the Company's available-for-sale securities are measured at fair value on a recurring basis using Level 1 inputs. Changes in fair value are recorded in accumulated other comprehensive loss. The cost basis and fair value of the Company's available-for-sale securities as of April 30, 2017 and January 31, 2017, are as follows:

	April 30, 2017		January 31, 2017
(Amounts in millions)	Cost Basis	Fair Value	Cost Basis	Fair Value
Available-for-sale securities	$1,901	$2,527	$1,901	$2,046
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2017 or for the fiscal year ended January 31, 2017.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2017 and January 31, 2017, are as follows:

	April 30, 2017		January 31, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$37,030	$44,058	$38,271	$44,602

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $256 million and $242 million at April 30, 2017 and January 31, 2017, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at April 30, 2017 and January 31, 2017, respectively. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
Net Investment Instruments
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these instruments are recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related investment that is also recorded in accumulated other comprehensive loss. These instruments will mature on dates ranging from July 2020 to February 2030.
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At April 30, 2017 and January 31, 2017, the Company had ¥10 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.5 billion at April 30, 2017 and January 31, 2017 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2017			January 31, 2017
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	$21	$395	$83	$8	$471	$—

Derivative liabilities:
Deferred income taxes and other	5	—	607	12	—	618

Nonderivative hedging instruments
Long-term debt	—	3,328	—	—	3,209	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2017, authorization for $7.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	31.1	40.7
Average price paid per share	$70.25	$67.23
Total amount paid for share repurchases	$2,185	$2,735

Note 8. Common Stock Dividends
Dividends Declared
On February 21, 2017, the Board of Directors approved the fiscal year ended January 31, 2018 ("fiscal 2018") annual dividend of $2.04 per share, an increase over the fiscal 2017 annual dividend of $2.00 per share. For fiscal 2018, the annual dividend will be paid in four quarterly installments of $0.51 per share, according to the following record and payable dates:

Record Date	Payable Date
March 10, 2017	April 3, 2017
May 12, 2017	June 5, 2017
August 11, 2017	September 5, 2017
December 8, 2017	January 2, 2018

The dividend installment payable on April 3, 2017 was paid as scheduled.

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
ASDA Equal Value Claims: ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 10,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, who allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and those higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the future. On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims. On July 23, 2015, the Employment Tribunal denied ASDA's requests. Following additional proceedings, the Employment Appeal Tribunal agreed to review the "strike out" issue and the Court of Appeals agreed to review the stay issue. On May 26, 2016, the Court of Appeals denied ASDA's appeal of the stay issue. On April 26-28, 2017, the Employment Appeal Tribunal heard argument on the "strike out" issue. On October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in ASDA's retail stores with those of employees in ASDA's warehouse and distribution facilities.

Claimants will now proceed to the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in ASDA's warehouse and distribution facilities. On November 23, 2016, ASDA filed a request with the Employment Appeal Tribunal to hear an appeal of the October 14, 2016 ruling, which was granted on January 11, 2017. At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.
FCPA Investigation and Related Matters
The Audit Committee (the "Audit Committee") of the Board of Directors of the Company has been conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. ("Walmex"), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company have engaged outside counsel from a number of law firms and other advisors who are assisting in the on-going investigation of these matters.
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
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have been ongoing regarding the resolution of these matters. As these discussions are ongoing, the Company cannot currently predict the timing, the outcome or the impact of a possible resolution of these matters.
A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Walmex is cooperating with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation have been filed by several of the Company's shareholders against it, certain of its current directors, certain of its former directors, certain of its former officers and certain of Walmex's former officers.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three months ended April 30, 2017 and 2016, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Ongoing inquiries and investigations	$13	$21
Global compliance program and organizational enhancements	3	4
Total	$16	$25
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

Note 10. Acquisitions, Disposals and Related Items
The Company completed two e-commerce acquisitions in the three months ended April 30, 2017, which were immaterial, individually and in the aggregate, to the Company's Condensed Consolidated Financial Statements.
The following significant transaction primarily impacts the operations of the Company's Walmart U.S. segment:
Jet.com, Inc. ("jet.com")
In September 2016, the Company completed the acquisition of jet.com, a U.S.-based e-commerce company. The integration of jet.com into the Walmart U.S. e-commerce business is building upon the current e-commerce foundation, allowing for synergies from talent, logistical operations and access to a broader customer base. The total purchase price for the acquisition was $2.4 billion, net of cash acquired. The preliminary allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, the Company will pay additional compensation of approximately $0.8 billion over a five year period.
The following significant transactions impact the operations of the Company's Walmart International segment:
Suburbia
In August 2016, one of the Company's subsidiaries entered into a definitive agreement to sell Suburbia, the apparel retail division in Mexico, for approximately $1.0 billion in total consideration, resulting in $698 million in current assets held for sale and $172 million in current liabilities held for sale as of April 30, 2017.  As part of the agreement, the Company is also leasing certain real estate to the purchaser. The transaction received regulatory approval and the sale closed during the Company's second quarter of fiscal 2018. The sale will result in a pre-tax gain of approximately $650 million, subject to customary closing adjustments, of which approximately $380 million will be recognized in the second quarter of fiscal 2018 and the remainder will be deferred and recognized over the lease terms of approximately 20 years. The gain to be recognized in the second quarter of fiscal 2018 will result in net income attributable to Walmart of approximately $160 million.
Yihaodian and JD
In June 2016, the Company sold certain assets relating to Yihaodian, its e-commerce operations in China, including the Yihaodian brand, website and application, to JD in exchange for Class A ordinary shares of JD representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The $1.5 billion investment in JD is carried at cost and is included in other assets and deferred charges in the accompanying Consolidated Balance Sheets. The sale resulted in the recognition of a $535 million noncash gain, which was included in membership and other income at that time. Subsequently, during fiscal 2017, the Company purchased $1.9 billion of additional JD shares classified as available for sale securities, representing an incremental ownership percentage of approximately five percent, for a total ownership of approximately ten percent of JD's outstanding ordinary shares.

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

Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Net sales:
Walmart U.S.	$75,436	$73,295
Walmart International	27,097	28,083
Sam's Club	13,993	13,608
Net sales	$116,526	$114,986
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Operating income (loss):
Walmart U.S.	$4,269	$4,232
Walmart International	1,163	1,164
Sam's Club	414	413
Corporate and support	(609)	(534)
Operating income	5,237	5,275
Interest, net	563	561
Income before income taxes	$4,674	$4,714

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping and saves time for our customers. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve over 260 million customers who visit our 11,723 stores under 59 banners in 28 countries and e-commerce websites in 11 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers. Our digital and physical presence, which we continue to integrate, provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2018 ("fiscal 2018") and the fiscal year ended January 31, 2017 ("fiscal 2017"), should be read in conjunction with our Condensed Consolidated Financial Statements as of April 30, 2017, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of January 31, 2017, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2017, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report of Form 10-K for the fiscal year ended January 31, 2017.
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

Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as e-commerce sales. We measure the e-commerce sales impact by including those sales initiated through websites and mobile commerce applications and fulfilled through our e-commerce distribution facilities, as well as an estimate for sales initiated online and on our mobile commerce applications, but fulfilled through our stores and clubs. Sales of a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to e-commerce acquisitions are excluded from comparable sales until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to maintain and strengthen our competitive positions in the countries in which we operate.  We recently redefined our financial framework as:

•	strong, efficient growth;

•	operating discipline; and

•	strategic capital allocation.
As we execute on this financial framework, particularly in the U.S., we believe our returns on capital will improve over time.
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on increasing comparable store and club sales and accelerating e-commerce sales growth while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company, which may not benefit comparable sales in the near term.
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2017 and 2016, were as follows:

	Three Months Ended April 30,
	2017	2016	2017	2016
	With Fuel		Fuel Impact
Walmart U.S.	1.1%	2.9%	0.1%	0.0%
Sam's Club	2.1%	0.2%	1.4%	(2.0)%
Total U.S.	1.2%	2.4%	0.2%	(0.4)%
Comparable sales in the U.S., including fuel, increased 1.2% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The total U.S. comparable sales were positively impacted by higher e-commerce sales at both the Walmart U.S. and Sam's Club segments, higher fuel sales at the Sam's Club segment and continued traffic improvement at the Walmart U.S. segment, partially offset by the extra day in February 2016 due to a leap year which contributed approximately 100 basis points in the prior year. E-commerce sales positively impacted Walmart U.S. comparable sales by approximately 0.8% and 0.2% for the three months ended April 30, 2017 and 2016, respectively, and positively impacted Sam's Club comparable sales by approximately 0.7% and 0.6% for the three months ended April 30, 2017 and 2016, respectively.

Operating Discipline
We prioritize disciplined expense management and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating expenses.

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2017	2016
Net sales	$116,526	$114,986
Percentage change from comparable period	1.3%	0.9%
Operating, selling, general and administrative expenses	$24,617	$24,085
Percentage change from comparable period	2.2%	6.3%
Operating, selling, general and administrative expenses as a percentage of net sales	21.1%	20.9%

For the three months ended April 30, 2017, operating, selling, general and administrative ("operating") expenses as a percentage of net sales increased 18 basis points, when compared to the same period in the previous fiscal year. We did not leverage expenses primarily due to our continued investments in e-commerce and technology.
Strategic Capital Allocation
We are allocating more capital to remodels, e-commerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2017	2016
New stores and clubs, including expansions and relocations	$305	$588
Remodels	447	331
E-commerce, technology, supply chain and other	767	682
Total U.S.	1,519	1,601
Walmart International	471	608
Total capital expenditures	$1,990	$2,209

Total U.S. capital expenditures decreased $82 million for the three months ended April 30, 2017, when compared to the same period in the prior year. Capital expenditures related to remodels increased $116 million and capital expenditures related to e-commerce, technology, supply chain and other increased $85 million, while capital expenditures related to new stores and clubs, including expansions and relocations, decreased $283 million. These changes were a result of our shift in capital allocation strategy to support growth in comparable store and club sales and e-commerce, while slowing the rate at which we open new stores and clubs.

Returns
As we execute our financial framework, we believe our returns on capital will improve over time. We measure returns on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROA was 7.1% and 7.5% for the trailing twelve months ended April 30, 2017 and 2016, respectively. ROI was 15.1% and 15.3% for the trailing twelve months ended April 30, 2017 and 2016, respectively. The declines in ROA and ROI were primarily due to the decrease in operating income over the trailing twelve months ended April 30, 2017.
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2017	2016
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$14,229	$15,013
Denominator
Average total assets(1)	$199,212	$199,726
Return on assets (ROA)	7.1%	7.5%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$22,726	$23,700
+ Interest income	111	85
+ Depreciation and amortization	10,243	9,523
+ Rent	2,601	2,492
= Adjusted operating income	$35,681	$35,800

Denominator
Average total assets(1)	$199,212	$199,726
+ Average accumulated depreciation and amortization(1)	76,115	70,639
- Average accounts payable(1)	39,682	37,611
- Average accrued liabilities(1)	19,657	19,145
+ Rent x 8	20,808	19,936
= Average invested capital	$236,796	$233,545
Return on investment (ROI)	15.1%	15.3%

	As of April 30,
	2017	2016	2015
Certain Balance Sheet Data
Total assets	$199,718	$198,705	$200,747
Accumulated depreciation and amortization	78,760	73,469	67,808
Accounts payable	41,367	37,997	37,224
Accrued liabilities	19,708	19,605	18,685

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See Liquidity and Capital Resources for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities.
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $5.4 billion and $6.2 billion for the three months ended April 30, 2017 and 2016, respectively. We generated free cash flow of $3.4 billion and $4.0 billion for the three months ended April 30, 2017 and 2016, respectively. The decreases in net cash provided by operating activities and free cash flow were primarily due to an increase in incentive payments.
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

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$5,385	$6,193
Payments for property and equipment	(1,990)	(2,209)
Free cash flow	$3,395	$3,984

Net cash used in investing activities(1)	$(1,874)	$(2,119)
Net cash used in financing activities	(3,972)	(5,432)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2017	2016
Total revenues	$117,542	$115,904
Percentage change from comparable period	1.4%	0.9%
Net sales	$116,526	$114,986
Percentage change from comparable period	1.3%	0.9%
Total U.S. calendar comparable store and club sales increase	1.2%	2.4%
Gross profit margin as a percentage of net sales	24.8%	24.7%
Operating income	$5,237	$5,275
Operating income as a percentage of net sales	4.5%	4.6%
Consolidated net income	$3,152	$3,216
Unit counts at period end	11,723	11,527
Retail square feet at period end	1,166	1,151
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $1.6 billion or 1.4% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. Net sales increased 1.3% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. Net sales were positively impacted by overall positive comparable sales, including an increase in fuel sales at the Sam's Club segment, and a 1.3% year-over-year growth in consolidated retail square feet. Partially offsetting these increases was the negative impact of fluctuations in currency exchange rates of $1.2 billion for the three months ended April 30, 2017.
Our gross profit rate was relatively flat for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year.
For the three months ended April 30, 2017, operating expenses as a percentage of net sales increased 18 basis points, when compared to the same period in the previous fiscal year, primarily due to our continued investments in e-commerce and technology.
Membership and other income increased $98 million for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The increase in membership and other income for the three months ended April 30, 2017 was primarily due to higher recycling income from our sustainability efforts and a $47 million gain from a land sale.
Our effective income tax rate was 32.6% for the three months ended April 30, 2017, compared to 31.8% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, we reported $3.2 billion of consolidated net income for the three months ended April 30, 2017, a decrease of $64 million, when compared to the same period in the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $1.00 for the three months ended April 30, 2017, respectively, an increase of $0.02, when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2017	2016
Net sales	$75,436	$73,295
Percentage change from comparable period	2.9%	4.3%
Calendar comparable sales increase	1.1%	2.9%
Operating income	$4,269	$4,232
Operating income as a percentage of net sales	5.7%	5.8%
Unit counts at period end	4,692	4,601
Retail square feet at period end	701	692
Net sales for the Walmart U.S. segment increased $2.1 billion or 2.9% for the three months ended April 30, 2017 when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to an increase in comparable sales of 1.1%, year-over-year growth in retail square feet of 1.3% and sales from e-commerce acquisitions made during the last 12 months. Comparable sales were negatively impacted by an extra day in February 2016 due to leap year.
Gross profit rate was flat for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year, as the impact of savings in procuring merchandise were offset by our investment in prices and the impact of our growing e-commerce portfolio.
For the three months ended April 30, 2017, operating expenses as a percentage of segment net sales increased 14 basis points, when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily driven by our continued investments in e-commerce and technology.
As a result of the factors discussed above, segment operating income increased $37 million for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2017	2016
Net sales	$27,097	$28,083
Percentage change from comparable period	(3.5)%	(7.2)%
Operating income	$1,163	$1,164
Operating income as a percentage of net sales	4.3%	4.1%
Unit counts at period end	6,369	6,274
Retail square feet at period end	376	372
Net sales for the Walmart International segment decreased $1.0 billion or 3.5% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The decrease in net sales was due to $1.2 billion of negative impact from fluctuations in currency exchange rates and a $385 million reduction in sales at Yihaodian, our former e-commerce business in China. Partially offsetting these decreases were positive comparable store sales in the majority of our markets and year-over-year growth in retail square feet of 1.2%.
Gross profit rate increased 16 basis points for the three months ended April 30, 2017 when compared to the same period in the previous fiscal year. The increase in the gross profit rate was primarily due to improved inventory management and the impact of our cost analytics program in certain markets, as well as a reduction of lower margin bulk sales in China.
Operating expenses as a percentage of segment net sales increased 26 basis points for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily due to a higher electricity tariff and additional expenses related to new stores and e-commerce at Walmex, as well as the impact of winding down our Yihaodian operations in China.
Membership and other income increased $59 million for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The increase in membership and other income for the three months ended April 30, 2017 was primarily due to a $47 million gain from a land sale.
Segment operating income was negatively impacted by fluctuations in currency exchange rates of $106 million and, as a result of the factors discussed above, was relatively flat for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year.

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

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2017	2016
Including Fuel
Net sales	$13,993	$13,608
Percentage change from comparable period	2.8%	1.0%
Calendar comparable sales increase (decrease)	2.1%	0.2%
Operating income	$414	$413
Operating income as a percentage of net sales	3.0%	3.0%
Unit counts at period end	662	652
Retail square feet at period end	89	87

Excluding Fuel
Net sales	$12,909	$12,727
Percentage change from comparable period	1.4%	2.9%
Operating income	$406	$408
Operating income as a percentage of net sales	3.1%	3.2%
Net sales for the Sam's Club segment increased $385 million or 2.8% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to an increase of $203 million in fuel sales primarily from higher fuel prices, an increase in comparable sales without fuel and year-over-year growth in retail square feet of 1.6%. Comparable sales were negatively impacted by an extra day in February 2016 due to leap year.
Gross profit rate decreased 36 basis points for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year, primarily due to a reclassification of certain supply expenses from operating expenses to cost of goods sold, higher inventory shrink and increased shipping costs at samsclub.com.
Membership and other income increased 3.3% for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year. The increase was primarily due to higher recycling income from our sustainability efforts and an increase of 0.9% in membership income resulting from increased Plus Member penetration.
For the three months ended April 30, 2017, operating expenses as a percentage of segment net sales decreased 27 basis points compared to the same period in the previous fiscal year. The decrease was primarily due to a reclassification of certain supply expenses from operating expenses to cost of goods sold, partially offset by higher credit card fees and maintenance expense.
As a result of the factors discussed above, segment operating income was relatively flat for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$5,385	$6,193
Net cash provided by operating activities was $5.4 billion and $6.2 billion for the three months ended April 30, 2017 and 2016, respectively. The decrease in net cash provided by operating activities was due to an increase in incentive payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $6.5 billion and $7.6 billion at April 30, 2017 and 2016, respectively. Our working capital deficit was $16.9 billion and $11.2 billion at April 30, 2017 and 2016, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate earnings held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by domestic operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our earnings held outside of the U.S. in our foreign operations. When the income earned, either from operations or through intercompany financing arrangements, and indefinitely reinvested outside of the U.S. is taxed at local country tax rates, which are generally lower than the U.S. statutory rate, we realize an effective tax rate benefit. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under current U.S. tax laws would be subject to U.S. federal income taxes, less applicable foreign tax credits. Although there can be no assurance of the impact on the Company of potential federal tax reform in the U.S., we do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of April 30, 2017 and January 31, 2017, cash and cash equivalents of approximately $0.9 billion and $1.0 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Net cash used in investing activities	$(1,874)	$(2,119)
Net cash used in investing activities was $1.9 billion and $2.1 billion for the three months ended April 30, 2017 and 2016, respectively, and generally consisted of payments to remodel existing stores and clubs, expand our e-commerce capabilities, invest in other technologies and add stores and clubs.

Net Cash Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2017	2016
Net cash used in financing activities	$(3,972)	$(5,432)
Net cash flows used in financing activities generally consist of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities decreased $1.5 billion for the three months ended April 30, 2017, when compared to the same period in the previous fiscal year, primarily due to a reduction in share repurchases and lower debt repayments.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from issuance of long-term debt	—	—	—
Payments of long-term debt	(1,513)	—	(1,513)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	13	259	272
Balances as of April 30, 2017	$3,256	$33,774	$37,030
Our total outstanding long-term debt balance decreased $1.2 billion for the three months ended April 30, 2017, primarily due to maturities of long-term debt in the current year.
Dividends
On February 21, 2017, the Board of Directors approved the fiscal 2018 annual dividend of $2.04 per share, an increase over the fiscal 2017 annual dividend of $2.00 per share. For fiscal 2018, the annual dividend will be paid in four quarterly installments of $0.51 per share, according to the following record and payable dates:

Record Date	Payable Date
March 10, 2017	April 3, 2017
May 12, 2017	June 5, 2017
August 11, 2017	September 5, 2017
December 8, 2017	January 2, 2018
The dividend installment payable on April 3, 2017 was paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2017, authorization for $7.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a significant majority of the ongoing share repurchase program will be funded through the Company's free cash flows. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	31.1	40.7
Average price paid per share	$70.25	$67.23
Total amount paid for share repurchases	$2,185	$2,735
Share repurchases decreased $0.6 billion for the three months ended April 30, 2017, when compared to the same period in the previous year.

Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At April 30, 2017, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates or currency exchange rates, as well as changes in the market value of our investments. Our market risks at April 30, 2017 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.
Interest Rate Risk
At April 30, 2017, the fair value of our derivative instruments had increased approximately $38 million since January 31, 2017, primarily due to fluctuations in market interest rates and currency rates during the three months ended April 30, 2017.
Currency Exchange Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in Mexico and Japan were the primary cause of the $877 million net gain for the three months ended April 30, 2017, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
At April 30, 2017, the fair value of our available-for-sale investments had increased approximately $481 million since January 31, 2017, due to an increase in the market value of certain publicly traded securities held by the Company.
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2017, included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
There has been no change in the Company's internal control over financial reporting as of April 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in several lawsuits in which the complaints closely track the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On September 20, 2016, the court granted plaintiff's motion for class certification. On October 6, 2016, the defendants filed a petition to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit. On November 7, 2016, the U.S. Court of Appeals for the Eighth Circuit denied the Company's petition. In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former directors and certain former officers as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. There was no appeal from that ruling. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. On January 18, 2017, the Delaware Supreme Court remanded those proceedings to the Court of Chancery for further briefing and an additional ruling on due process issues raised by the plaintiffs, before the Delaware Supreme Court renders its ultimate decision on the appeal. Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
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

Item 1A. Risk Factors
The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2017, could materially and adversely affect Wal-Mart Stores, Inc.'s (the "Company" or "our" or "we") business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At April 30, 2017, authorization for $7.0 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2017, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
February 1-28, 2017	10,363,344	$68.78	10,363,344	$8.5
March 1-31, 2017	11,735,399	70.31	11,735,399	7.6
April 1-30, 2017	8,370,759	73.64	8,370,759	7.0
Total	30,469,502		30,469,502

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2017, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2018; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the transaction impact of the sale of the Suburbia apparel retail division, Yihaodian and the anticipated benefits of the acquisition of Jet.com, Inc.;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics" regarding the impact of Walmart's strategic investments on long-term growth, operating discipline and strategic capital allocation, Walmart's operating expenses potentially growing at a rate greater than or equal to the rate of Walmart's sales growth and Walmart's operating income potentially growing at a rate equal to or less than the rate of Walmart's net sales growth, Walmart's objective of balancing growth with returns, and Walmart continuing to provide returns to shareholders through share repurchases and dividends; a statement under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding Walmart's strategic investments potentially not benefiting net sales and comparable store and club sales in the near term; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than earnings held outside of the United States, Walmart's intent with respect to its reinvestment of such earnings in its foreign operations, its need to repatriate such earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2018; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate earnings held outside of the U.S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	Walmart's ability to successfully integrate acquired businesses, including within the e-commerce space;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	tariff rates and trade restrictions;

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
Other Risks Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: June 2, 2017	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2017	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 2, 2017	By:	/s/ David M. Chojnowski
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

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated herein by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 31, 2017, as filed with the SEC.

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