Form 10-Q
period 2017-07-31
WAL MART STORES INC
filed 2017-08-31
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,987,201,643 shares of common stock outstanding as of August 29, 2017.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Revenues:
Net sales	$121,949	$119,405	$238,475	$234,391
Membership and other income	1,406	1,449	2,422	2,367
Total revenues	123,355	120,854	240,897	236,758
Costs and expenses:
Cost of sales	91,521	89,485	179,209	176,029
Operating, selling, general and administrative expenses	25,865	25,204	50,482	49,289
Operating income	5,969	6,165	11,206	11,440
Interest:
Debt	522	509	1,028	1,008
Capital lease and financing obligations	91	79	183	165
Interest income	(38)	(22)	(73)	(46)
Interest, net	575	566	1,138	1,127
Loss on extinguishment of debt	788	—	788	—
Income before income taxes	4,606	5,599	9,280	10,313
Provision for income taxes	1,502	1,710	3,024	3,208
Consolidated net income	3,104	3,889	6,256	7,105
Consolidated net income attributable to noncontrolling interest	(205)	(116)	(318)	(253)
Consolidated net income attributable to Walmart	$2,899	$3,773	$5,938	$6,852

Net income per common share:
Basic net income per common share attributable to Walmart	$0.96	$1.21	$1.97	$2.19
Diluted net income per common share attributable to Walmart	0.96	1.21	1.96	2.18

Weighted-average common shares outstanding:
Basic	3,008	3,109	3,021	3,126
Diluted	3,021	3,119	3,034	3,136

Dividends declared per common share	$—	$—	$2.04	$2.00
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2017	2016	2017	2016
Consolidated net income	$3,104	$3,889	$6,256	$7,105
Less consolidated net income attributable to noncontrolling interest	(205)	(116)	(318)	(253)
Consolidated net income attributable to Walmart	2,899	3,773	5,938	6,852

Other comprehensive income (loss), net of income taxes
Currency translation and other	1,026	(950)	2,185	(329)
Unrealized gain on available-for-sale securities	727	—	1,208	—
Net investment hedges	(36)	288	(149)	210
Cash flow hedges	115	(87)	143	56
Minimum pension liability	27	(7)	32	(106)
Other comprehensive income (loss), net of income taxes	1,859	(756)	3,419	(169)
Less other comprehensive income (loss) attributable to noncontrolling interest	(5)	79	(287)	94
Other comprehensive income (loss) attributable to Walmart	1,854	(677)	3,132	(75)

Comprehensive income, net of income taxes	4,963	3,133	9,675	6,936
Less comprehensive income (loss) attributable to noncontrolling interest	(210)	(37)	(605)	(159)
Comprehensive income attributable to Walmart	$4,753	$3,096	$9,070	$6,777
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,469	$6,867	$7,676
Receivables, net	5,395	5,835	5,275
Inventories	43,442	43,046	43,453
Prepaid expenses and other	1,457	1,941	1,828
Total current assets	56,763	57,689	58,232
Property and equipment:
Property and equipment	183,545	179,492	178,596
Less accumulated depreciation	(75,375)	(71,782)	(69,729)
Property and equipment, net	108,170	107,710	108,867
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,581	11,637	11,544
Less accumulated amortization	(5,398)	(5,169)	(5,001)
Property under capital lease and financing obligations, net	7,183	6,468	6,543

Goodwill	18,037	17,037	16,339
Other assets and deferred charges	11,413	9,921	7,905
Total assets	$201,566	$198,825	$197,886

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$3,262	$1,099	$1,932
Accounts payable	42,389	41,433	39,902
Dividends payable	3,057	—	3,101
Accrued liabilities	19,686	20,654	19,651
Accrued income taxes	505	921	720
Long-term debt due within one year	3,254	2,256	2,265
Capital lease and financing obligations due within one year	658	565	551
Total current liabilities	72,811	66,928	68,122

Long-term debt	33,706	36,015	36,673
Long-term capital lease and financing obligations	6,763	6,003	6,070
Deferred income taxes and other	9,240	9,344	7,877

Commitments and contingencies

Equity:
Common stock	299	305	310
Capital in excess of par value	2,352	2,371	1,915
Retained earnings	84,838	89,354	85,972
Accumulated other comprehensive loss	(11,100)	(14,232)	(11,672)
Total Walmart shareholders' equity	76,389	77,798	76,525
Noncontrolling interest	2,657	2,737	2,619
Total equity	79,046	80,535	79,144
Total liabilities and equity	$201,566	$198,825	$197,886
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2017	3,048	$305	$2,371	$89,354	$(14,232)	$77,798	$2,737	$80,535
Consolidated net income	—	—	—	5,938	—	5,938	318	6,256
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,132	3,132	287	3,419
Cash dividends declared ($2.04 per share)	—	—	—	(6,142)	—	(6,142)	—	(6,142)
Purchase of Company stock	(60)	(6)	(114)	(4,306)	—	(4,426)	—	(4,426)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(679)	(679)
Other	5	—	95	(6)	—	89	(6)	83
Balances as of July 31, 2017	2,993	$299	$2,352	$84,838	$(11,100)	$76,389	$2,657	$79,046
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2017	2016
Cash flows from operating activities:
Consolidated net income	$6,256	$7,105
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,169	4,905
Deferred income taxes	94	33
Other operating activities	772	(361)
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	585	443
Inventories	233	1,055
Accounts payable	535	1,864
Accrued liabilities	(1,720)	(387)
Accrued income taxes	(564)	274
Net cash provided by operating activities	11,360	14,931

Cash flows from investing activities:
Payments for property and equipment	(4,423)	(4,619)
Proceeds from the disposal of property and equipment	212	260
Proceeds from the disposal of certain operations	1,012	—
Business acquisitions, net of cash acquired	(363)	—
Other investing activities	3	(57)
Net cash used in investing activities	(3,559)	(4,416)

Cash flows from financing activities:
Net change in short-term borrowings	2,144	(857)
Proceeds from issuance of long-term debt	1,503	130
Repayments of long-term debt	(4,177)	(2,026)
Dividends paid	(3,088)	(3,133)
Purchase of Company stock	(4,447)	(4,852)
Dividends paid to noncontrolling interest	(473)	(270)
Purchase of noncontrolling interest	(8)	(103)
Other financing activities	(85)	(103)
Net cash used in financing activities	(8,631)	(11,214)

Effect of exchange rates on cash and cash equivalents	432	(330)

Net increase (decrease) in cash and cash equivalents	(398)	(1,029)
Cash and cash equivalents at beginning of year	6,867	8,705
Cash and cash equivalents at end of period	$6,469	$7,676
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of July 2017 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in Canada and Chile to customers in those markets. The receivable balance from consumer credit products was $1.3 billion, net of a reserve for doubtful accounts of $87 million at July 31, 2017, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $79 million at January 31, 2017. These balances are included in receivables, net, in the Company's Condensed Consolidated Balance Sheets.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the LIFO method. At July 31, 2017 and January 31, 2017, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. While management continues to evaluate the impact of this ASU, it is not expected to materially impact the Company's consolidated net income, balance sheet or cash flows. Although not material, the ASU will impact the timing of recognition of revenue associated with the unredeemed portion of Company issued gift cards, which will be recognized over the expected redemption period of the gift card rather than waiting until the likelihood of redemption becomes remote or waiting for the gift card to expire. Additionally, management continues to evaluate certain contracts to determine whether gross presentation will continue to be appropriate under this ASU and is still evaluating the required disclosures. The Company will adopt this ASU on February 1, 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. Certain qualitative and quantitative disclosures are also required, as well as retrospective recognition and measurement of impacted leases. The Company will adopt the ASU on February 1, 2019 and is implementing new lease systems in connection with the adoption. Management is evaluating this ASU and expects it will have a material impact on the Company's consolidated balance sheet. Management is still evaluating the effect on consolidated net income, cash flows and disclosures.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Topic 825), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt the ASU on February 1, 2018. Management is evaluating this ASU and expects it to primarily impact the Company's accounting for its investment in JD.com ("JD"). Subsequent to adoption, changes in the value of the Company's investment in JD will be recorded in consolidated net income.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt the ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact on the Company's consolidated net income, balance sheet, cash flows and disclosures.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), which is intended to simplify accounting for share-based payment transactions. The ASU changed several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. Management adopted this ASU beginning February 1, 2017, with an immaterial impact to the Company's consolidated net income and cash flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2017 and 2016.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Numerator
Consolidated net income	$3,104	$3,889	$6,256	$7,105
Consolidated net income attributable to noncontrolling interest	(205)	(116)	(318)	(253)
Consolidated net income attributable to Walmart	$2,899	$3,773	$5,938	$6,852

Denominator
Weighted-average common shares outstanding, basic	3,008	3,109	3,021	3,126
Dilutive impact of stock options and other share-based awards	13	10	13	10
Weighted-average common shares outstanding, diluted	3,021	3,119	3,034	3,136

Net income per common share attributable to Walmart
Basic	$0.96	$1.21	$1.97	$2.19
Diluted	0.96	1.21	1.96	2.18

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the six months ended July 31, 2017:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2017	$(14,507)	$145	$1,435	$(315)	$(990)	$(14,232)
Other comprehensive income (loss) before reclassifications, net(1)	1,898	1,208	(149)	128	3	3,088
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	—	—	15	29	44
Balances as of July 31, 2017	$(12,609)	$1,353	$1,286	$(172)	$(958)	$(11,100)
(1) Income tax impact is immaterial.
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and the amounts for the minimum pension liability are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from long-term debt	—	1,503	1,503
Repayments of long-term debt(1)	(1,526)	(1,875)	(3,401)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	24	563	587
Balances as of July 31, 2017	$3,254	$33,706	$36,960
(1) Total repayments of long-term debt excludes $0.8 billion of premiums paid to extinguish debt.
Debt Issuances
Information on significant long-term debt issued during the six months ended July 31, 2017, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Proceeds
July 18, 2017	70,000 JPY	July 15, 2022	Fixed	0.183%	$619
July 18, 2017	40,000 JPY	July 18, 2024	Fixed	0.298%	354
July 18, 2017	60,000 JPY	July 16, 2027	Fixed	0.520%	530
Total					$1,503
As described in Note 6, these issuances of foreign-currency-denominated long-term debt are designated as a hedge of the Company's net investment in Japan.
Maturities and Extinguishments
The following table provides details of debt repayments during the six months ended July 31, 2017:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment(1)
April 5, 2017	1,000 USD	Fixed	5.375%	$1,000
April 21, 2017	500 USD	Fixed	1.000%	500
Total repayment of matured debt				1,500

August 15, 2037	3,000 USD	Fixed	6.500%	1,238
April 15, 2038	2,000 USD	Fixed	6.200%	178
January 19, 2039	1,000 GBP	Fixed	4.875%	459
Total repayment of extinguished debt				1,875
Total				$3,375
(1) Represents portion of the principal amount repaid during the six months ended July 31, 2017.
In connection with extinguishing debt, the Company recorded a loss of $0.8 billion which is included in loss on extinguishment of debt in the Condensed Consolidated Statements of Income.
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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2017 and January 31, 2017, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2017		January 31, 2017
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$27	$5,000	$(4)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	390	2,250	471
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,282	(269)	3,957	(618)
Total	$11,532	$148	$11,207	$(151)
Additionally, the Company's available-for-sale securities are measured at fair value on a recurring basis using Level 1 inputs. Changes in fair value are recorded in accumulated other comprehensive loss. The cost basis and fair value of the Company's available-for-sale securities as of July 31, 2017 and January 31, 2017, are as follows:

	July 31, 2017		January 31, 2017
(Amounts in millions)	Cost Basis	Fair Value	Cost Basis	Fair Value
Available-for-sale securities	$1,901	$3,254	$1,901	$2,046
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and six months ended July 31, 2017 or for the fiscal year ended January 31, 2017.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2017 and January 31, 2017, are as follows:

	July 31, 2017		January 31, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$36,960	$44,000	$38,271	$44,602

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $279 million and $242 million at July 31, 2017 and January 31, 2017, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at July 31, 2017 and January 31, 2017, respectively. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At July 31, 2017 and January 31, 2017, the Company had ¥180 billion and ¥10 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.1 billion and £2.5 billion at July 31, 2017 and January 31, 2017, respectively, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2017			January 31, 2017
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	$30	$390	$79	$8	$471	$—

Derivative liabilities:
Deferred income taxes and other	3	—	348	12	—	618

Nonderivative hedging instruments
Long-term debt	—	4,444	—	—	3,209	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2017, authorization for $4.8 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	60.6	71.0
Average price paid per share	$73.38	$68.39
Total amount paid for share repurchases	$4,447	$4,852

Note 8. Common Stock Dividends
Dividends Declared
On February 21, 2017, the Board of Directors approved the fiscal year ending January 31, 2018 ("fiscal 2018") annual dividend of $2.04 per share, an increase over the fiscal 2017 annual dividend of $2.00 per share. For fiscal 2018, the annual dividend will be paid in four quarterly installments of $0.51 per share, according to the following record and payable dates:

Record Date	Payable Date
March 10, 2017	April 3, 2017
May 12, 2017	June 5, 2017
August 11, 2017	September 5, 2017
December 8, 2017	January 2, 2018

The dividend installments payable on April 3, 2017 and June 5, 2017 were paid as scheduled.

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
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition or results of operations.
ASDA Equal Value Claims
ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 10,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees. The claimants allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. Claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities. The claimants are also requesting higher wage rates on a prospective basis as part of these equal value proceedings. ASDA believes that further claims may be asserted in the future.
On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal’s procedural rule for including multiple claimants on a the same claim form. On July 23, 2015, the Employment Tribunal denied ASDA's requests. Following additional proceedings, on June 20, 2017, the Employment Appeal Tribunal ruled in favor of ASDA on the "strike out" issue and remitted the matter to the

Employment Tribunal to determine whether the improperly filed claims should be struck out. On July 12, 2017, claimants sought permission from the Court of Appeals to appeal this ruling.
As to the initial phase of the Equal Value claims, on October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in ASDA's retail stores with those of employees in ASDA's warehouse and distribution facilities. On August 31, 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling. Claimants are now proceeding in the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in ASDA's warehouse and distribution facilities.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2017 and 2016, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2017	2016	2017	2016
Ongoing inquiries and investigations	$7	$23	$20	$44
Global compliance program and organizational enhancements	5	5	8	9
Total	$12	$28	$28	$53

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

Note 10. Acquisitions, Disposals and Related Items
The Company completed certain e-commerce acquisitions during the three and six months ended July 31, 2017, which were immaterial, individually and in the aggregate, to the Company's Condensed Consolidated Financial Statements.
The following significant transaction primarily impacts the operations of the Company's Walmart U.S. segment:
Jet.com, Inc. ("jet.com")
In September 2016, the Company completed the acquisition of jet.com, a U.S.-based e-commerce company. The integration of jet.com into the Walmart U.S. segment is building upon the current e-commerce foundation, allowing for synergies from talent, logistical operations and access to a broader customer base. The total purchase price for the acquisition was $2.4 billion, net of cash acquired. The preliminary allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, the Company will pay additional compensation of approximately $0.8 billion over a five-year period.
The following significant transactions impact the operations of the Company's Walmart International segment:
Suburbia
In April 2017, one of the Company's subsidiaries sold Suburbia, the apparel retail division in Mexico, for $1.0 billion.  As part of the sales agreement, the Company is also leasing certain real estate to the purchaser. The sale resulted in a pre-tax gain of $0.7 billion, of which $0.4 billion was recognized in the second quarter of fiscal 2018 in membership and other income, and the remainder was deferred and is being recognized over the lease terms of approximately 20 years.
Yihaodian and JD
In June 2016, the Company sold certain assets relating to Yihaodian, its e-commerce operations in China, including the Yihaodian brand, website and application, to JD in exchange for Class A ordinary shares of JD representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The $1.5 billion investment in JD is carried at cost and is included in other assets and deferred charges in the accompanying Consolidated Balance Sheets. The sale resulted in the recognition of a $535 million noncash gain, which was included in membership and other income. Subsequently, during fiscal 2017, the Company purchased $1.9 billion of additional JD shares classified as available for sale securities, representing an incremental ownership percentage of approximately five percent, for a total ownership of approximately ten percent of JD's outstanding ordinary shares.

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

Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2017	2016	2017	2016
Net sales:
Walmart U.S.	$78,738	$76,241	$154,174	$149,536
Walmart International	28,331	28,621	55,428	56,704
Sam's Club	14,880	14,543	28,873	28,151
Net sales	$121,949	$119,405	$238,475	$234,391
Operating income by segment, as well as operating loss for corporate and support, and interest, net, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2017	2016	2017	2016
Operating income (loss):
Walmart U.S.	$4,618	$4,519	$8,887	$8,751
Walmart International	1,592	1,727	2,755	2,891
Sam's Club	404	472	818	885
Corporate and support	(645)	(553)	(1,254)	(1,087)
Operating income	5,969	6,165	11,206	11,440
Interest, net	575	566	1,138	1,127
Loss on extinguishment of debt	788	—	788	—
Income before income taxes	$4,606	$5,599	$9,280	$10,313

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores or through our e-commerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping and saves time for our customers. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail is comprised of our e-commerce websites and mobile commerce applications. Each week, we serve over 260 million customers who visit our more than 11,600 stores under 59 banners in 28 countries and e-commerce websites in 11 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers. Our digital and physical presence, which we continue to integrate, provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
Our operations consist of three reportable segments: Walmart U.S., Walmart International and Sam's Club.

•
Walmart U.S. is our largest segment with three primary store formats, as well as digital retail, including recent acquisitions of several e-commerce entities such as Jet.com, Inc. Of our three reportable segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, it has historically contributed the greatest amount to the Company's net sales and operating income.

•
Walmart International consists of our operations outside of the U.S. and includes retail, wholesale and other businesses. These businesses consist of numerous formats, including supercenters, supermarkets, hypermarkets, warehouse clubs, including Sam's Clubs, cash & carry, home improvement, specialty electronics, drug stores and convenience stores, as well as digital retail. The overall gross profit rate for Walmart International is lower than that of Walmart U.S. primarily because of its merchandise mix. Walmart International is our second largest segment and has grown through acquisitions, as well as by adding retail, wholesale and other units, and expanding digital retail.

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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2018 ("fiscal 2018") and the fiscal year ended January 31, 2017 ("fiscal 2017"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2017, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2017, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2017, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report of Form 10-K for the fiscal year ended January 31, 2017.
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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including e-commerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2017 and 2016, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	1.7%	1.4%	0.1%	0.0%	1.4%	2.1%	0.1%	0.0%
Sam's Club	1.5%	(1.7)%	0.2%	(1.7)%	1.8%	(0.8)%	0.8%	(1.9)%
Total U.S.	1.6%	0.9%	0.1%	(0.3)%	1.4%	1.6%	0.1%	(0.4)%
Comparable sales in the U.S., including fuel, increased 1.6% and 1.4% for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year. Total U.S. comparable sales were positively impacted by continued traffic improvement and higher e-commerce sales at both Walmart U.S. and Sam's Club. E-commerce sales positively impacted comparable sales by approximately 0.8% and 0.7% for the three months ended July 31, 2017 for Walmart U.S. and Sam's Club, respectively, and by approximately 0.8% and 0.7% for the six months ended July 31, 2017 for Walmart U.S. and Sam's Club, respectively.

Operating Discipline
We prioritize disciplined expense management and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$121,949	$119,405	$238,475	$234,391
Percentage change from comparable period	2.1%	0.1%	1.7%	0.5%
Operating, selling, general and administrative expenses	$25,865	$25,204	$50,482	$49,289
Percentage change from comparable period	2.6%	4.6%	2.4%	5.4%
Operating, selling, general and administrative expenses as a percentage of net sales	21.2%	21.1%	21.2%	21.0%

For the three and six months ended July 31, 2017, operating, selling, general and administrative ("operating") expenses as a percentage of net sales increased 10 and 14 basis points, respectively, when compared to the same periods in the previous fiscal year. For both the three and six months ended July 31, 2017 we did not leverage expenses primarily due to our continued investments in e-commerce and technology.
Strategic Capital Allocation
We are allocating more capital to remodels, e-commerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2017	2016
New stores and clubs, including expansions and relocations	$520	$1,170
Remodels	1,124	863
E-commerce, technology, supply chain and other	1,776	1,515
Total U.S.	3,420	3,548
Walmart International	1,003	1,071
Total capital expenditures	$4,423	$4,619

Total U.S. capital expenditures decreased $128 million for the six months ended July 31, 2017, when compared to the same period in the previous fiscal year. Capital expenditures related to new stores and clubs, including expansions and relocations, decreased $650 million, partially offset by increases to capital expenditures for remodels and for e-commerce, technology, supply chain and other. These changes were a result of our shift in capital allocation strategy to support growth in comparable store and club sales and e-commerce, while slowing the rate at which we open new stores and clubs.

Returns
As we execute our financial framework, we believe our returns on capital will improve over time. We measure returns on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROA was 6.7% and 7.7% for the trailing twelve months ended July 31, 2017 and 2016, respectively. ROI was 15.0% and 15.5% for the trailing twelve months ended July 31, 2017 and 2016, respectively. The decline in ROA was primarily due to the decrease in operating income over the trailing twelve months ended July 31, 2017 and the loss on extinguishment of debt. The decline in ROI was primarily due to the decrease in operating income over the trailing twelve months ended July 31, 2017.
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2017	2016
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,444	$15,267
Denominator
Average total assets(1)	$199,726	$198,253
Return on assets (ROA)	6.7%	7.7%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$22,530	$23,796
+ Interest income	127	83
+ Depreciation and amortization	10,344	9,701
+ Rent	2,608	2,453
= Adjusted operating income	$35,609	$36,033

Denominator
Average total assets(1)	$199,726	$198,253
+ Average accumulated depreciation and amortization(1)	77,752	72,156
- Average accounts payable(1)	41,146	38,564
- Average accrued liabilities(1)	19,669	18,971
+ Rent x 8	20,864	19,624
= Average invested capital	$237,527	$232,498
Return on investment (ROI)	15.0%	15.5%

	As of July 31,
	2017	2016	2015
Certain Balance Sheet Data
Total assets	$201,566	$197,886	$198,620
Accumulated depreciation and amortization	80,773	74,730	69,582
Accounts payable	42,389	39,902	37,225
Accrued liabilities	19,686	19,651	18,290

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $11.4 billion and $14.9 billion for the six months ended July 31, 2017 and 2016, respectively. We generated free cash flow of $6.9 billion and $10.3 billion for the six months ended July 31, 2017 and 2016, respectively. The decreases in net cash provided by operating activities and free cash flow were primarily due to an increase in incentive payments and timing of other payments. Additionally, the six months ended July 31, 2016 included a greater benefit from improvement in working capital management.
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

	Six Months Ended July 31,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$11,360	$14,931
Payments for property and equipment	(4,423)	(4,619)
Free cash flow	$6,937	$10,312

Net cash used in investing activities(1)	$(3,559)	$(4,416)
Net cash used in financing activities	(8,631)	(11,214)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Total revenues	$123,355	$120,854	$240,897	$236,758
Percentage change from comparable period	2.1%	0.5%	1.7%	0.7%
Net sales	$121,949	$119,405	$238,475	$234,391
Percentage change from comparable period	2.1%	0.1%	1.7%	0.5%
Total U.S. calendar comparable store and club sales increase	1.6%	0.9%	1.4%	1.6%
Gross profit margin as a percentage of net sales	25.0%	25.1%	24.9%	24.9%
Operating income	$5,969	$6,165	$11,206	$11,440
Operating income as a percentage of net sales	4.9%	5.2%	4.7%	4.9%
Consolidated net income	$3,104	$3,889	$6,256	$7,105
Unit counts at period end	11,652	11,539	11,652	11,539
Retail square feet at period end	1,159	1,153	1,159	1,153
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $2.5 billion or 2.1% and $4.1 billion or 1.7% for the three and six months ended July 31, 2017, when compared to the same periods in the previous fiscal year. Net sales increased 2.1% and 1.7% for the three and six months ended July 31, 2017, when compared to the same periods in the previous fiscal year. Net sales for both the three and six months ended July 31, 2017 were positively impacted by overall positive comparable sales and a 0.5% year-over-year growth in consolidated retail square feet. Partially offsetting these increases was the negative impact of fluctuations in currency exchange rates of $1.0 billion and $2.2 billion for the three and six months ended July 31, 2017, respectively.
Our gross profit rate decreased 11 basis points for the three months ended July 31, 2017, when compared to the same period in the previous fiscal year. The decrease was primarily due to strategic price investments in key markets and the mix impact from e-commerce. Our gross profit rate was relatively flat for the six months ended July 31, 2017, when compared to the same period in the previous fiscal year.
Membership and other income decreased $43 million for the three months ended July 31, 2017, when compared to the same period in the previous fiscal year. The decrease in membership and other income for the three months ended July 31, 2017 was primarily due to the prior year recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, which included the Yihaodian brand, website and application, partially offset by the recognition of a $387 million gain from the sale of Suburbia in the current year and higher recycling income from our sustainability efforts. Membership and other income increased $55 million for the six months ended July 31, 2017, when compared to the same period in the previous year. The increase in membership and other income for the six months ended July 31, 2017 was primarily due to the recognition of a $387 million gain from the sale of Suburbia, higher recycling income from our sustainability efforts and a $47 million gain from a land sale, partially offset by the prior year recognition of a $535 million gain from the sale of certain assets relating to Yihaodian.
For the three and six months ended July 31, 2017, operating expenses as a percentage of net sales increased 10 and 14 basis points, respectively, when compared to the same periods in the previous fiscal year, primarily due to our continued investments in e-commerce and technology.
Our effective income tax rate was 32.6% for both the three and six months ended July 31, 2017, compared to 30.5% and 31.1%, respectively, for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
As a result of the factors discussed above, as well as a $788 million loss on extinguishment of debt, we reported $3.1 billion and $6.3 billion of consolidated net income for the three and six months ended July 31, 2017, respectively, a decrease of $0.8 billion, respectively, when compared to the same periods in the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $0.96 and $1.96 for the three and six months ended July 31, 2017, respectively, decreases of $0.25 and $0.22, respectively, when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$78,738	$76,241	$154,174	$149,536
Percentage change from comparable period	3.3%	3.1%	3.1%	3.7%
Calendar comparable sales increase	1.7%	1.4%	1.4%	2.1%
Operating income	$4,618	$4,519	$8,887	$8,751
Operating income as a percentage of net sales	5.9%	5.9%	5.8%	5.9%
Unit counts at period end	4,741	4,629	4,741	4,629
Retail square feet at period end	703	695	703	695
Net sales for the Walmart U.S. segment increased $2.5 billion or 3.3% and $4.6 billion or 3.1% for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 1.7% and 1.4% for the three and six months ended July 31, 2017, respectively, year-over-year growth in retail square feet of 1.1% and sales from recent e-commerce acquisitions.
Gross profit rate was relatively flat for the three and six months ended July 31, 2017, when compared to the same periods in the previous fiscal year, due to continued investments in price and the mix impact from e-commerce, which were mostly offset by the impact of savings from procuring merchandise.
For the three and six months ended July 31, 2017, operating expenses as a percentage of segment net sales increased 13 and 14 basis points, respectively, when compared to the same periods in the previous fiscal year. The increases in operating expenses as a percentage of segment net sales were primarily driven by our continued investments in e-commerce and technology.
As a result of the factors discussed above, segment operating income increased $99 million and $136 million for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$28,331	$28,621	$55,428	$56,704
Percentage change from comparable period	(1.0)%	(6.6)%	(2.3)%	(6.9)%
Operating income	$1,592	$1,727	$2,755	$2,891
Operating income as a percentage of net sales	5.6%	6.0%	5.0%	5.1%
Unit counts at period end	6,250	6,256	6,250	6,256
Retail square feet at period end	368	371	368	371
Net sales for the Walmart International segment decreased $0.3 billion or 1.0% and $1.3 billion or 2.3% for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales for the three and six months ended July 31, 2017 were due to $1.0 billion and $2.2 billion, respectively, of negative impacts from fluctuations in currency exchange rates and reductions in net sales of $0.5 billion and $0.9 billion, respectively, related to both our divested Yihaodian and Suburbia businesses. These negative effects were partially offset primarily by positive comparable store sales in the majority of our markets.
Gross profit rate decreased 27 basis points for the three months ended July 31, 2017 when compared to the same period in the previous fiscal year. The decrease in the gross profit rate was primarily due to strategic price investments in key markets. Gross profit rate was relatively flat for the six months ended July 31, 2017.
Membership and other income decreased $141 million and $82 million for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decreases in membership and other income were primarily due to the prior year recognition of a $535 million gain from the sale of certain assets relating to Yihaodian, which included the Yihaodian brand, website and application, partially offset by the recognition of a $387 million gain from the sale of Suburbia in the current year. Additionally, in the six months ended July 31, 2017, membership and other income was positively impacted by a $47 million gain from a land sale.
Operating expenses as a percentage of segment net sales decreased 32 basis points for the three months ended July 31, 2017 when compared to the same period in the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales was primarily due to an increased focus on expense management through store labor productivity. Operating expenses as a percentage of segment net sales was relatively flat for the six months ended July 31, 2017.
Segment operating income for the three and six months ended July 31, 2017 was negatively impacted by fluctuations in currency exchange rates of $100 million and $206 million, respectively, and as a result of the factors discussed above, decreased $135 million and $136 million for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Including Fuel
Net sales	$14,880	$14,543	$28,873	$28,151
Percentage change from comparable period	2.3%	(1.3)%	2.6%	(0.2)%
Calendar comparable sales increase (decrease)	1.5%	(1.7)%	1.8%	(0.8)%
Operating income	$404	$472	$818	$885
Operating income as a percentage of net sales	2.7%	3.2%	2.8%	3.1%
Unit counts at period end	661	654	661	654
Retail square feet at period end	89	88	89	88

Excluding Fuel
Net sales	$13,725	$13,449	$26,634	$26,176
Percentage change from comparable period	2.1%	0.4%	1.7%	1.6%
Operating income	$368	$454	$774	$862
Operating income as a percentage of net sales	2.7%	3.4%	2.9%	3.3%
Net sales for the Sam's Club segment increased $337 million or 2.3% and $722 million or 2.6% for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales which were benefited by increases of $61 million and $264 million in fuel sales from higher fuel prices for the three and six months ended July 31, 2017, respectively. Year-over-year growth in retail square feet of 1.1% benefited net sales in both periods.
Gross profit rate decreased 30 and 33 basis points for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year, primarily due to a reclassification of certain supply expenses from operating expenses to cost of goods sold, the investment in cash rewards, higher inventory shrink and increased shipping costs at samsclub.com.
Membership and other income increased 2.1% and 2.7% for the three and six months ended July 31, 2017, respectively, when compared to the same period in the previous fiscal year. The increases were primarily due to higher recycling income from our sustainability efforts and increases of 1.3% and 1.1%, for the three and six months ended July 31, 2017, respectively, in membership income resulting from increased Plus Member penetration.
For the three months ended July 31, 2017, operating expenses as a percentage of segment net sales increased 23 basis points compared to the same period in the previous fiscal year. The increase was primarily due to a charge of approximately $50 million resulting from the impairment of certain assets and our decision to close four underperforming clubs. Operating expenses as a percentage of segment net sales was relatively flat for the six months ended July 31, 2017 due to a reclassification of certain supply expenses from operating expenses to cost of goods sold offset by the $50 million charge described above.
As a result of the factors discussed above, segment operating income decreased $68 million and $67 million for the three and six months ended July 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$11,360	$14,931
Net cash provided by operating activities was $11.4 billion and $14.9 billion for the six months ended July 31, 2017 and 2016, respectively. The decrease in net cash provided by operating activities was due to an increase in incentive payments and timing of other payments. Additionally, the six months ended July 31, 2016 included a greater benefit from improvement in working capital management.
Cash Equivalents and Working Capital
Cash and cash equivalents were $6.5 billion and $7.7 billion at July 31, 2017 and 2016, respectively. Our working capital deficit was $16.0 billion and $9.9 billion at July 31, 2017 and 2016, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of July 31, 2017 and January 31, 2017, cash and cash equivalents of approximately $0.9 billion and $1.0 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2017	2016
Net cash used in investing activities	$(3,559)	$(4,416)
Net cash used in investing activities was $3.6 billion and $4.4 billion for the six months ended July 31, 2017 and 2016, respectively, and generally consisted of payments to remodel existing stores and clubs, expand our e-commerce capabilities, invest in other technologies and add stores and clubs. Partially offsetting the net cash outflows for investing activities in the six months ended July 31, 2017 was cash received of approximately $1.0 billion related to the sale of Suburbia in Mexico.

Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2017	2016
Net cash used in financing activities	$(8,631)	$(11,214)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities decreased $2.6 billion for the six months ended July 31, 2017, when compared to the same period in the previous fiscal year, primarily due to an increase in short-term borrowings.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from issuance of long-term debt	—	1,503	1,503
Repayments of long-term debt(1)	(1,526)	(1,875)	(3,401)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	24	563	587
Balances as of July 31, 2017	$3,254	$33,706	$36,960
(1) Total repayments of long-term debt excludes $0.8 billion of premiums paid to extinguish debt.
Our total outstanding long-term debt balance decreased $1.3 billion for the six months ended July 31, 2017, primarily due to maturities and the extinguishment of certain long-term debt, partially offset by the issuance of long-term debt. The extinguishment of certain long-term debt allowed us to retire higher rate debt.
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
The dividend installments payable on April 3, 2017 and June 5, 2017 were paid as scheduled.
Company Share Repurchase Program
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2017, authorization for $4.8 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a significant majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	60.6	71.0
Average price paid per share	$73.38	$68.39
Total amount paid for share repurchases	$4,447	$4,852

Share repurchases decreased $0.4 billion for the six months ended July 31, 2017, when compared to the same period in the previous year.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At July 31, 2017, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates or currency exchange rates, as well as changes in the market value of our investments. Our market risks at July 31, 2017 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.
Interest Rate Risk
At July 31, 2017, the fair value of our derivative instruments had increased approximately $299 million since January 31, 2017, primarily due to fluctuations in market interest rates and currency rates during the six months ended July 31, 2017.
Currency Exchange Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK, Mexico and Canada were the primary cause of the $1.9 billion net gain for the six months ended July 31, 2017, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
At July 31, 2017, the fair value of our available-for-sale investments had increased approximately $1.2 billion since January 31, 2017, due to an increase in the market value of certain publicly traded securities held by the Company.
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2017, which is incorporated in and included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting. However, they allow us to continue to enhance our internal controls over financial reporting and ensure that they remain effective.
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
There has been no change in the Company's internal control over financial reporting as of July 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former directors and certain former officers as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. There was no appeal from that ruling. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. On January 18, 2017, the Delaware Supreme Court remanded those proceedings to the Court of Chancery for further briefing and an additional ruling on due process issues raised by the plaintiffs, before the Delaware Supreme Court renders its ultimate decision on the appeal. On July 25, 2017, the Court of Chancery issued a supplemental opinion relating to the due process issues, and the case was then returned to the Delaware Supreme Court for a decision on the plaintiffs' appeal.
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
In May 2017, Walmart Brazil self-reported to the relevant municipal environmental agency, and proposed a remediation plan for, an oil contamination in the soil and underground water at the Walmart and Sam's Club store location in Barueri, São Paulo (Tamboré), which contamination had been confirmed by an internal investigation in April 2017.  Walmart Brazil is cooperating with the agency, including seeking authorization to start a remediation plan.
In May 2017, in connection with the licensing process for Walmart Brazil's gas station in Posto Maranguape, such station was closed by the local environmental agency due to an alleged diesel leak in the soil.  Shortly thereafter, Walmart Brazil furnished information that there was no leak from the Company's pumps, tanks or lines and the fuel station was re-opened in late May, though the environmental assessment remained open. An investigation conducted by Walmart Brazil in July 2017 found an increase in the amount of diesel in the soil and a potential disruption in the lines at the fueling point.  Walmart Brazil subsequently closed that station and is cooperating with the environmental agency regarding a remediation plan.
In November and December 2016, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that it was proposing aggregated penalties approximating $430,000 in respect to four stores which the Ministry believed may have been constructed without first obtaining a required environmental impact license. Arrendadora has challenged the penalties before an administrative court and the trials remain in process. The Ministry had previously proposed penalties of approximately $640,000 related to this matter in 2014, but Arrendadora was released by an administrative court from payment of such penalties on the basis that the Ministry had failed to comply with legal formalities in connection with their imposition.
On April 23, 2015, Wal-Mart Transportation LLC, a subsidiary of the Company, received a Finding and Notice of Violation from the Environmental Protection Agency ("EPA") alleging that Walmart Transportation violated the California Air Resources Board's Truck and Bus regulations ("Regulations") by failing to install particulate matter filters on some diesel fueled vehicles and verify third-party carrier compliance with the Regulations. In July 2017, the Company and EPA reached an agreement in principle to settle the matter, pursuant to which the Company would implement certain compliance actions, pay a $100,000 penalty, and complete a supplemental environmental project valued at $300,000.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. The Company is supplementing those risk factors by updating the risk factors below. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers and sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and if our systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our business operations in the interim. Any interruption to our information systems may have a material adverse effect on our business or results of operations and we may not have adequate insurance coverage to compensate for all of our losses. In addition, we are pursuing complex initiatives to transform our information technology processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to integrate our information systems and processes, we may fail to realize the cost savings anticipated to be derived from these initiatives.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us over our e-commerce websites and mobile commerce applications, which are a part of our multi-channel sales strategy. Increasingly, customers are using computers, tablets, and smart phones to shop online and through mobile commerce applications with us and with our competitors and to do comparison shopping. We use social media and electronic mail to interact with our customers and as a means to enhance their shopping experience. As a part of our multi-channel sales strategy, in addition to home delivery, we offer "Walmart Pickup," "Pickup Today" and "Club Pickup" and in a growing number of locations, "Online Grocery" programs under which many products available for purchase online can be picked up by the customer at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Multi-channel retailing is a rapidly evolving part of the retail industry and of our operations in the U.S. (whether through organic growth or e-commerce acquisitions) and in a number of markets in which our Walmart International segment operates.
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
Our e-commerce websites and mobile commerce applications, which are increasingly important to our business and continue to grow in complexity and scope, and the computer systems and operating systems on which they run, including those applications and systems in our acquired e-commerce businesses, may be subject to cyber-attacks. Those attacks could involve attempts to gain access to the website or mobile commerce application to obtain and make unauthorized use of customers' or members' payment information and related risks discussed below. Such attacks, if successful, can also create denials of service or otherwise disable, degrade or sabotage one or more of our retail websites or mobile commerce applications and otherwise significantly disrupt our customers' and members' shopping experience on any of our retail website or mobile commerce applications. If we are unable to maintain the security of our retail e-commerce websites and mobile commerce applications and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in traffic, reputational damage and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.

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
We accept payments using a variety of methods, including cash, checks, credit and debit cards, our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. To the extent that any cyber-attack or incursion in our or one of our third-party service provider's information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. The current $20.0 billion share repurchase program has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. At July 31, 2017, authorization for $4.8 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2017, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (billions)
May 1-31, 2017	9,193,901	$76.99	9,193,901	$6.3
June 1-30, 2017	10,409,244	77.33	10,409,244	5.5
July 1-31, 2017	9,948,617	76.28	9,948,617	4.8
Total	29,551,762		29,551,762

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2017, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2018; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the anticipated benefits of the acquisition of Jet.com, Inc.;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than earnings held outside of the United States, Walmart's intent with respect to its reinvestment of such earnings in its foreign operations, its need to repatriate such earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2018; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including e-commerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	the Company's need to repatriate earnings held outside of the U.S.;

•	customer traffic and average ticket in Walmart's stores and clubs and on its e-commerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures and store and club closures;

•	Walmart's ability to successfully integrate acquired businesses, including within the e-commerce space;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, e-commerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related matters;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

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

WAL-MART STORES, INC.

Date: August 31, 2017	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2017	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 31, 2017	By:	/s/ David M. Chojnowski
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