Form 10-Q
period 2017-10-31
WAL MART STORES INC
filed 2017-12-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2017.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to             .
Commission File Number 001-6991
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,962,381,445 shares of common stock outstanding as of November 29, 2017.

Wal-Mart Stores, Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Revenues:
Net sales	$122,136	$117,176	$360,611	$351,567
Membership and other income	1,043	1,003	3,465	3,370
Total revenues	123,179	118,179	364,076	354,937
Costs and expenses:
Cost of sales	91,547	87,484	270,756	263,513
Operating, selling, general and administrative expenses	26,868	25,576	77,350	74,865
Operating income	4,764	5,119	15,970	16,559
Interest:
Debt	502	528	1,530	1,536
Capital lease and financing obligations	81	81	264	246
Interest income	(42)	(24)	(115)	(70)
Interest, net	541	585	1,679	1,712
Loss on extinguishment of debt	1,344	—	2,132	—
Income before income taxes	2,879	4,534	12,159	14,847
Provision for income taxes	975	1,332	3,999	4,540
Consolidated net income	1,904	3,202	8,160	10,307
Consolidated net income attributable to noncontrolling interest	(155)	(168)	(473)	(421)
Consolidated net income attributable to Walmart	$1,749	$3,034	$7,687	$9,886

Net income per common share:
Basic net income per common share attributable to Walmart	$0.59	$0.98	$2.56	$3.17
Diluted net income per common share attributable to Walmart	0.58	0.98	2.54	3.16

Weighted-average common shares outstanding:
Basic	2,981	3,089	3,008	3,114
Diluted	2,996	3,100	3,021	3,124

Dividends declared per common share	$—	$—	$2.04	$2.00
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2017	2016	2017	2016
Consolidated net income	$1,904	$3,202	$8,160	$10,307
Less consolidated net income attributable to noncontrolling interest	(155)	(168)	(473)	(421)
Consolidated net income attributable to Walmart	1,749	3,034	7,687	9,886

Other comprehensive income (loss), net of income taxes
Currency translation and other	422	(725)	2,607	(1,054)
Unrealized gain on available-for-sale securities	(551)	(32)	657	(32)
Net investment hedges	28	258	(121)	468
Cash flow hedges	—	(179)	143	(123)
Minimum pension liability	14	17	46	(89)
Other comprehensive income (loss), net of income taxes	(87)	(661)	3,332	(830)
Less other comprehensive (income) loss attributable to noncontrolling interest	54	(2)	(233)	92
Other comprehensive income (loss) attributable to Walmart	(33)	(663)	3,099	(738)

Comprehensive income, net of income taxes	1,817	2,541	11,492	9,477
Less comprehensive (income) loss attributable to noncontrolling interest	(101)	(170)	(706)	(329)
Comprehensive income attributable to Walmart	$1,716	$2,371	$10,786	$9,148
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,026	$6,867	$5,939
Receivables, net	5,865	5,835	5,344
Inventories	50,147	43,046	49,822
Prepaid expenses and other	2,330	1,941	2,296
Total current assets	65,368	57,689	63,401
Property and equipment:
Property and equipment	185,103	179,492	179,667
Less accumulated depreciation	(76,948)	(71,782)	(70,991)
Property and equipment, net	108,155	107,710	108,676
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,641	11,637	11,482
Less accumulated amortization	(5,497)	(5,169)	(5,070)
Property under capital lease and financing obligations, net	7,144	6,468	6,412

Goodwill	18,204	17,037	17,792
Other assets and deferred charges	10,543	9,921	10,576
Total assets	$209,414	$198,825	$206,857

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$5,114	$1,099	$5,082
Accounts payable	47,587	41,433	42,990
Dividends payable	1,530	—	1,541
Accrued liabilities	21,757	20,654	21,243
Accrued income taxes	540	921	459
Long-term debt due within one year	3,257	2,256	2,266
Capital lease and financing obligations due within one year	650	565	549
Total current liabilities	80,435	66,928	74,130

Long-term debt	34,206	36,015	36,178
Long-term capital lease and financing obligations	6,700	6,003	5,930
Deferred income taxes and other	9,167	9,344	10,144

Commitments and contingencies

Equity:
Common stock	297	305	308
Capital in excess of par value	2,501	2,371	2,084
Retained earnings	84,480	89,354	87,636
Accumulated other comprehensive loss	(11,133)	(14,232)	(12,335)
Total Walmart shareholders' equity	76,145	77,798	77,693
Noncontrolling interest	2,761	2,737	2,782
Total equity	78,906	80,535	80,475
Total liabilities and equity	$209,414	$198,825	$206,857
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2017	3,048	$305	$2,371	$89,354	$(14,232)	$77,798	$2,737	$80,535
Consolidated net income	—	—	—	7,687	—	7,687	473	8,160
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,099	3,099	233	3,332
Cash dividends declared ($2.04 per share)	—	—	—	(6,142)	—	(6,142)	—	(6,142)
Purchase of Company stock	(87)	(9)	(172)	(6,414)	—	(6,595)	—	(6,595)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(684)	(684)
Other	7	1	302	(5)	—	298	2	300
Balances as of October 31, 2017	2,968	$297	$2,501	$84,480	$(11,133)	$76,145	$2,761	$78,906
See accompanying notes.

Wal-Mart Stores, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2017	2016
Cash flows from operating activities:
Consolidated net income	$8,160	$10,307
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,827	7,374
Deferred income taxes	231	1,167
Loss on extinguishment of debt	2,132	—
Other operating activities	144	(387)
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	(529)	271
Inventories	(6,446)	(5,516)
Accounts payable	5,630	5,121
Accrued liabilities	510	1,393
Accrued income taxes	(599)	51
Net cash provided by operating activities	17,060	19,781

Cash flows from investing activities:
Payments for property and equipment	(6,908)	(7,459)
Proceeds from the disposal of property and equipment	301	783
Proceeds from the disposal of certain operations	1,046	—
Purchase of available for sale securities	—	(1,901)
Business acquisitions, net of cash acquired	(372)	(2,406)
Other investing activities	62	(67)
Net cash used in investing activities	(5,871)	(11,050)

Cash flows from financing activities:
Net change in short-term borrowings	4,004	2,302
Proceeds from issuance of long-term debt	7,476	134
Repayments of long-term debt	(8,859)	(2,040)
Premiums paid to extinguish debt	(2,067)	—
Dividends paid	(4,614)	(4,682)
Purchase of Company stock	(6,656)	(6,254)
Dividends paid to noncontrolling interest	(536)	(320)
Purchase of noncontrolling interest	(8)	(89)
Other financing activities	(156)	(323)
Net cash used in financing activities	(11,416)	(11,272)

Effect of exchange rates on cash and cash equivalents	386	(225)

Net increase (decrease) in cash and cash equivalents	159	(2,766)
Cash and cash equivalents at beginning of year	6,867	8,705
Cash and cash equivalents at end of period	$7,026	$5,939
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of October 2017 related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Walmart International segment offers a limited number of consumer credit products, primarily through its financial institutions in Canada and Chile to customers in those markets. The receivable balance from consumer credit products was $1.3 billion, net of a reserve for doubtful accounts of $83 million at October 31, 2017, compared to a receivable balance of $1.2 billion, net of a reserve for doubtful accounts of $79 million at January 31, 2017.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for substantially all of the Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the LIFO method. At October 31, 2017 and January 31, 2017, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Management has substantially completed its evaluation of existing contracts and the impact to the Company's consolidated net income, balance sheet and cash flows. The Company will adopt this ASU on February 1, 2018, under the modified retrospective approach, which will result in an immaterial cumulative adjustment to retained earnings. The ASU will also require additional disclosures.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. Certain qualitative and quantitative disclosures are also required, as well as retrospective recognition and measurement of impacted leases. The Company will adopt this ASU on February 1, 2019 and is implementing new lease systems in connection with the adoption. Management is still evaluating the effect to the Company's consolidated net income, balance sheet, cash flows and disclosures. Management expects a material impact to the consolidated balance sheet.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Topic 825), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt this ASU on February 1, 2018. This ASU will primarily impact the Company's accounting for its investment in JD.com ("JD"). Upon adoption, the Company will record a cumulative effect adjustment to retained earnings, which could be material depending on the market value of our investment in JD at January 31, 2018. Subsequent to adoption, changes in the value of the Company's investment in JD will be recorded in consolidated net income.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's consolidated net income, balance sheet, cash flows and disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging–Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting with an entity's risk management activities. The ASU is effective February 1, 2019. Management is currently evaluating this ASU to determine when the Company will adopt it and the resulting impact to the Company's consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), which is intended to simplify accounting for share-based payment transactions. The ASU changed several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. Management adopted this ASU beginning February 1, 2017, and as a result, reclassified an immaterial amount from operating activities to financing activities in the Company's prior year consolidated cash flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2017 and 2016.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Numerator
Consolidated net income	$1,904	$3,202	$8,160	$10,307
Consolidated net income attributable to noncontrolling interest	(155)	(168)	(473)	(421)
Consolidated net income attributable to Walmart	$1,749	$3,034	$7,687	$9,886

Denominator
Weighted-average common shares outstanding, basic	2,981	3,089	3,008	3,114
Dilutive impact of stock options and other share-based awards	15	11	13	10
Weighted-average common shares outstanding, diluted	2,996	3,100	3,021	3,124

Net income per common share attributable to Walmart
Basic	$0.59	$0.98	$2.56	$3.17
Diluted	0.58	0.98	2.54	3.16

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the nine months ended October 31, 2017:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2017	$(14,507)	$145	$1,435	$(315)	$(990)	$(14,232)
Other comprehensive income (loss) before reclassifications, net(1)	2,374	657	(121)	124	5	3,039
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	—	—	19	41	60
Balances as of October 31, 2017	$(12,133)	$802	$1,314	$(172)	$(944)	$(11,133)
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

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from long-term debt	—	7,476	7,476
Repayments of long-term debt	(1,535)	(7,324)	(8,859)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	36	539	575
Balances as of October 31, 2017	$3,257	$34,206	$37,463
Debt Issuances
Information on significant long-term debt issued during the nine months ended October 31, 2017, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Proceeds
July 18, 2017	70,000 JPY	July 15, 2022	Fixed	0.183%	$619
July 18, 2017	40,000 JPY	July 18, 2024	Fixed	0.298%	354
July 18, 2017	60,000 JPY	July 16, 2027	Fixed	0.520%	530
October 20, 2017	300 USD	October 9, 2019	Floating	Floating	299
October 20, 2017	1,200 USD	October 9, 2019	Fixed	1.750%	1,198
October 20, 2017	1,250 USD	December 15, 2020	Fixed	1.900%	1,245
October 20, 2017	1,250 USD	December 15, 2022	Fixed	2.350%	1,245
October 20, 2017	1,000 USD	December 15, 2024	Fixed	2.650%	996
October 20, 2017	1,000 USD	December 15, 2047	Fixed	3.625%	990
Total					$7,476
As described in Note 6, the current year issuances of foreign-currency-denominated long-term debt are designated as a hedge of the Company's net investment in Japan.
Maturities and Extinguishments
The following table provides details of debt repayments during the nine months ended October 31, 2017:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment(1)
April 5, 2017	1,000 USD	Fixed	5.375%	$1,000
April 21, 2017	500 USD	Fixed	1.000%	500
Total repayment of matured debt				1,500

February 1, 2019	500 USD	Fixed	4.125%	135
July 8, 2020	1,500 USD	Fixed	3.625%	660
April 5, 2027	750 USD	Fixed	5.875%	207
September 4, 2035	2,500 USD	Fixed	5.250%	407
August 15, 2037	3,000 USD	Fixed	6.500%	1,549
April 15, 2038	2,000 USD	Fixed	6.200%	887
January 19, 2039	1,000 GBP	Fixed	4.875%	459
April 2, 2040	1,250 USD	Fixed	5.625%	382
July 9, 2040	750 USD	Fixed	4.875%	277
October 25, 2040	1,250 USD	Fixed	5.000%	605
April 15, 2041	2,000 USD	Fixed	5.625%	680
April 11, 2043	1,000 USD	Fixed	4.000%	290
October 2, 2043	750 USD	Fixed	4.750%	317
April 22, 2044	1,000 USD	Fixed	4.300%	469
Total repayment of extinguished debt				7,324
Total				$8,824
(1) Represents portion of the principal amount repaid during the nine months ended October 31, 2017.

In connection with extinguishing debt, the Company paid premiums of approximately $2.1 billion during the nine months ended October 31, 2017, resulting in a loss on extinguishment of debt of approximately $2.1 billion.
The Company also repaid other, smaller long-term debt as it matured in non-U.S. markets.

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
Recurring Fair Value Measurements
The Company holds derivative instruments that are required to be measured at fair value on a recurring basis. The fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2017 and January 31, 2017, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2017		January 31, 2017
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$5,000	$(6)	$5,000	$(4)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	399	2,250	471
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,240	(254)	3,957	(618)
Total	$11,490	$139	$11,207	$(151)
Additionally, the Company's available-for-sale securities are measured at fair value on a recurring basis using Level 1 inputs. Changes in fair value are recorded in accumulated other comprehensive loss. The cost basis and fair value of the Company's available-for-sale securities as of October 31, 2017 and January 31, 2017, are as follows:

	October 31, 2017		January 31, 2017
(Amounts in millions)	Cost Basis	Fair Value	Cost Basis	Fair Value
Available-for-sale securities	$1,901	$2,703	$1,901	$2,046
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2017 or for the fiscal year ended January 31, 2017.
Other Fair Value Disclosures
The Company records cash and cash equivalents and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2017 and January 31, 2017, are as follows:

	October 31, 2017		January 31, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$37,463	$43,378	$38,271	$44,602

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $251 million and $242 million at October 31, 2017 and January 31, 2017, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at October 31, 2017 and January 31, 2017, respectively. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At October 31, 2017 and January 31, 2017, the Company had ¥180 billion and ¥10 billion, respectively, of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £2.1 billion and £2.5 billion at October 31, 2017 and January 31, 2017, respectively, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.

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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2017			January 31, 2017
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other assets and deferred charges	$7	$399	$86	$8	$471	$—

Derivative liabilities:
Deferred income taxes and other	13	—	340	12	—	618

Nonderivative hedging instruments
Long-term debt	—	4,423	—	—	3,209	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2017 were made under the plan in effect at the beginning of the fiscal year. On October 9, 2017, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning on November 20, 2017, replaced the previous share repurchase program. As of October 31, 2017, authorization for $2.6 billion of share repurchases remained under the share repurchase program that was in effect at the beginning of the quarter and that expired on November 17, 2017. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	87.8	90.6
Average price paid per share	$75.76	$69.04
Total amount paid for share repurchases	$6,656	$6,254

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

The dividend installments payable on April 3, 2017, June 5, 2017 and September 5, 2017 were paid as scheduled.

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
ASDA Equal Value Claims
ASDA Stores, Ltd. ("ASDA"), a wholly-owned subsidiary of the Company, is a defendant in over 10,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former ASDA store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in ASDA's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in ASDA's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
On March 23, 2015, ASDA asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal’s procedural rule for including multiple claimants on a the same claim form. On July 23, 2015, the Employment Tribunal denied ASDA's requests. Following additional proceedings, on June

20, 2017, the Employment Appeal Tribunal ruled in favor of ASDA on the "strike out" issue and remitted the matter to the Employment Tribunal to determine whether the improperly filed claims should be struck out. On July 12, 2017, claimants sought permission from the Court of Appeals to appeal this ruling, which was granted on October 3, 2017.
As to the initial phase of the Equal Value claims, on October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in ASDA's retail stores with those of employees in ASDA's warehouse and distribution facilities. On August 31, 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling. The Employment Appeal Tribunal also granted permission for ASDA to appeal substantially all of its findings on August 31, 2017. ASDA sought permission to appeal the remainder of the Employment Appeal Tribunal's findings to the Court of Appeals on September 21, 2017.
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
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have been ongoing regarding the resolution of these matters. These discussions have progressed to a point that the Company can now reasonably estimate a probable loss and has recorded an aggregate accrual of $283 million with respect to these matters (the "Accrual"). As the discussions are continuing, there can be no assurance as to the timing or the terms of the final resolution of these matters.
A number of federal and local government agencies in Mexico have also initiated investigations of these matters. Walmex is cooperating with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation have been filed by several of the Company's shareholders against it, certain of its current directors, and certain of its former directors, certain of its former officers and certain of Walmex's former officers.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2017 and 2016, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2017	2016	2017	2016
Ongoing inquiries and investigations	$2	$24	$22	$68
Global compliance program and organizational enhancements	3	5	11	14
Total	$5	$29	$33	$82
The Company does not presently believe that these matters, including the Accrual (and the payment of the Accrual at some point-in-time in the future), will have a material adverse effect on its business, although given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 10. Acquisitions, Disposals and Related Items
The Company completed certain eCommerce acquisitions during the three and nine months ended October 31, 2017, which were immaterial, individually and in the aggregate, to the Company's Condensed Consolidated Financial Statements.
The following significant transaction primarily impacts the operations of the Company's Walmart U.S. segment:
Jet.com, Inc. ("jet.com")
In September 2016, the Company completed the acquisition of jet.com, a U.S.-based eCommerce company. The integration of jet.com into the Walmart U.S. segment is building upon the current eCommerce foundation, allowing for synergies from talent, logistical operations and access to a broader customer base. The total purchase price for the acquisition was $2.4 billion, net of cash acquired. The allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, the Company will pay additional compensation of approximately $0.8 billion over a five-year period.
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
Yihaodian and JD
In June 2016, the Company sold certain assets relating to Yihaodian, its eCommerce operations in China, including the Yihaodian brand, website and application, to JD in exchange for Class A ordinary shares of JD representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The $1.5 billion investment in JD is carried at cost and is included in other assets and deferred charges in the accompanying Consolidated Balance Sheets. The sale resulted in the recognition of a $535 million noncash gain, which was included in membership and other income. Subsequently, during fiscal 2017, the Company purchased $1.9 billion of additional JD shares classified as available for sale securities, representing an incremental ownership percentage of approximately five percent, for a total ownership of approximately ten percent of JD's outstanding ordinary shares.

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
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S. operating under the "Walmart" or "Wal-Mart" brands, as well as digital retail. The Walmart International segment consists of the Company's operations outside of the U.S., including various retail websites. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as digital retail. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
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

Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2017	2016	2017	2016
Net sales:
Walmart U.S.	$77,724	$74,550	$231,898	$224,086
Walmart International	29,548	28,390	84,976	85,094
Sam's Club	14,864	14,236	43,737	42,387
Net sales	$122,136	$117,176	$360,611	$351,567
Operating income by segment, as well as operating loss for corporate and support, interest, net, and loss on extinguishment of debt are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2017	2016	2017	2016
Operating income (loss):
Walmart U.S.	$4,030	$3,999	$12,917	$12,750
Walmart International	1,249	1,354	4,004	4,245
Sam's Club	447	396	1,265	1,281
Corporate and support	(962)	(630)	(2,216)	(1,717)
Operating income	4,764	5,119	15,970	16,559
Interest, net	541	585	1,679	1,712
Loss on extinguishment of debt	1,344	—	2,132	—
Income before income taxes	$2,879	$4,534	$12,159	$14,847

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Wal-Mart Stores, Inc. ("Walmart," the "Company" or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores or through our eCommerce and mobile capabilities. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping and saves time for our customers. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail is comprised of our eCommerce websites and mobile commerce applications. Each week, we serve over 260 million customers who visit our more than 11,600 stores under 59 banners in 28 countries and eCommerce websites in 11 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers. Our digital and physical presence, which we continue to integrate, provides customers access to our broad assortment anytime and anywhere. We strive to give our customers and members a great digital and physical shopping experience.
Our operations consist of three reportable segments: Walmart U.S., Walmart International and Sam's Club.

•
Walmart U.S. is our largest segment with three primary store formats, as well as digital retail, including recent acquisitions of several eCommerce entities such as Jet.com, Inc. Of our three reportable segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, it has historically contributed the greatest amount to the Company's net sales and operating income.

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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2018 ("fiscal 2018") and the fiscal year ended January 31, 2017 ("fiscal 2017"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2017, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2017, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report to Shareholders for the year ended January 31, 2017, and incorporated by reference in, and included as Exhibit 13 to, our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including those sales initiated through websites and mobile commerce applications and fulfilled through our eCommerce distribution facilities, as well as an estimate for sales initiated online and on our mobile commerce applications, but fulfilled through our stores and clubs. Sales of a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to eCommerce acquisitions are excluded from comparable sales until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
The Retail Industry
We operate in the highly competitive retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce and catalog businesses. Many of these competitors are national, regional or international chains or have a national or international online presence. We compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees (whom we call "associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, cybersecurity attacks and unemployment.

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
As we execute on this financial framework, we believe our returns on capital will improve over time.
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on increasing comparable store and club sales and accelerating eCommerce sales growth while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company, which may not benefit comparable sales in the near term.
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2017 and 2016, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	2.9%	0.8%	0.1%	0.0%	1.9%	1.7%	0.1%	0.0%
Sam's Club	4.2%	0.6%	1.2%	(0.7)%	2.6%	(0.3)%	0.9%	(1.4)%
Total U.S.	3.1%	0.8%	0.2%	(0.1)%	2.0%	1.4%	0.2%	(0.2)%
Comparable sales in the U.S., including fuel, increased 3.1% and 2.0% for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. Total U.S. comparable sales were positively impacted by continued traffic improvement, higher eCommerce sales at both Walmart U.S. and Sam's Club and the impact of hurricanes within both Walmart U.S. and Sam's Club. eCommerce sales positively impacted comparable sales by approximately 0.7% for the three and nine months ended October 31, 2017 for both Walmart U.S. and Sam's Club, respectively.

Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$122,136	$117,176	$360,611	$351,567
Percentage change from comparable period	4.2%	0.5%	2.6%	0.5%
Operating, selling, general and administrative expenses	$26,868	$25,576	$77,350	$74,865
Percentage change from comparable period	5.1%	5.5%	3.3%	5.4%
Operating, selling, general and administrative expenses as a percentage of net sales	22.0%	21.8%	21.4%	21.3%

For the three and nine months ended October 31, 2017, operating, selling, general and administrative ("operating") expenses as a percentage of net sales increased 17 and 16 basis points, respectively, when compared to the same periods in the previous fiscal year. For both the three and nine months ended October 31, 2017 we did not leverage expenses primarily due to a legal accrual of $283 million related to the FCPA matter, the impact from hurricanes within both Walmart U.S. and Sam's Club, an impairment of approximately $150 million due to the decision to exit certain properties in one of our international markets and continued investments in eCommerce and technology. Improved operating efficiency in our stores partially offset these charges.
Strategic Capital Allocation
We are allocating more capital to remodels, eCommerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2017	2016
New stores and clubs, including expansions and relocations	$712	$1,733
Remodels	1,660	1,343
eCommerce, technology, supply chain and other	2,863	2,612
Total U.S.	5,235	5,688
Walmart International	1,673	1,771
Total capital expenditures	$6,908	$7,459

Total U.S. capital expenditures decreased $453 million for the nine months ended October 31, 2017, when compared to the same period in the previous fiscal year. Capital expenditures related to new stores and clubs, including expansions and relocations, decreased $1.0 billion, partially offset by increases to capital expenditures for remodels and for eCommerce, technology, supply chain and other. These changes were a result of our shift in capital allocation strategy to support growth in comparable store and club sales and eCommerce, while slowing the rate at which we open new stores and clubs.

Returns
As we execute our financial framework, we believe our returns on capital will improve over time. We measure returns on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROA was 5.8% and 7.3% for the trailing twelve months ended October 31, 2017 and 2016, respectively. The decline in ROA was primarily due to the loss on extinguishment of debt and the decrease in operating income over the trailing twelve months ended October 31, 2017. ROI was 14.7% and 15.0% for the trailing twelve months ended October 31, 2017 and 2016, respectively. The decline in ROI was primarily due to the decrease in operating income over the trailing twelve months ended October 31, 2017.
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2017	2016
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$12,146	$15,055
Denominator
Average total assets(1)	$208,136	$206,001
Return on assets (ROA)	5.8%	7.3%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$22,175	$23,201
+ Interest income	145	86
+ Depreciation and amortization	10,533	9,805
+ Rent	2,667	2,610
= Adjusted operating income	$35,520	$35,702

Denominator
Average total assets(1)	$208,136	$206,001
+ Average accumulated depreciation and amortization(1)	79,253	73,357
- Average accounts payable(1)	45,289	41,772
- Average accrued liabilities(1)	21,500	20,371
+ Rent x 8	21,336	20,880
= Average invested capital	$241,936	$238,095
Return on investment (ROI)	14.7%	15.0%

	As of October 31,
	2017	2016	2015
Certain Balance Sheet Data
Total assets	$209,414	$206,857	$205,144
Accumulated depreciation and amortization	82,445	76,061	70,652
Accounts payable	47,587	42,990	40,553
Accrued liabilities	21,757	21,243	19,499

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $17.1 billion and $19.8 billion for the nine months ended October 31, 2017 and 2016, respectively. We generated free cash flow of $10.2 billion and $12.3 billion for the nine months ended October 31, 2017 and 2016, respectively. The decreases in net cash provided by operating activities and free cash flow were due to the timing of payments and an increase in incentive payments, as well as lapping prior year's improvements in working capital management.
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

	Nine Months Ended October 31,
(Amounts in millions)	2017	2016(1)
Net cash provided by operating activities	$17,060	$19,781
Payments for property and equipment	(6,908)	(7,459)
Free cash flow	$10,152	$12,322

Net cash used in investing activities(2)	$(5,871)	$(11,050)
Net cash used in financing activities	(11,416)	(11,272)
(1) Reclassifications made due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
(2) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Total revenues	$123,179	$118,179	$364,076	$354,937
Percentage change from comparable period	4.2%	0.7%	2.6%	0.7%
Net sales	$122,136	$117,176	$360,611	$351,567
Percentage change from comparable period	4.2%	0.5%	2.6%	0.5%
Total U.S. calendar comparable store and club sales increase	3.1%	0.8%	2.0%	1.4%
Gross profit margin as a percentage of net sales	25.0%	25.3%	24.9%	25.1%
Operating income	$4,764	$5,119	$15,970	$16,559
Operating income as a percentage of net sales	3.9%	4.4%	4.4%	4.7%
Consolidated net income	$1,904	$3,202	$8,160	$10,307
Unit counts at period end	11,703	11,593	11,703	11,593
Retail square feet at period end	1,160	1,157	1,160	1,157
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $5.0 billion or 4.2% and $9.1 billion or 2.6% for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. Net sales increased 4.2% and 2.6% for the three and nine months ended October 31, 2017, when compared to the same periods in the previous fiscal year, respectively, primarily due to overall positive comparable sales, 0.3% year-over-year growth in consolidated retail square feet and sales from recent eCommerce acquisitions. Additionally, for the three months ended October 31, 2017, fluctuations in currency exchange rates benefited net sales by $0.5 billion and, for the nine months ended October 31, 2017, fluctuations in currency exchange rates negatively impacted net sales by $1.7 billion.
Our gross profit rate decreased 29 and 13 basis points for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decreases for the three and nine months ended October 31, 2017 were due to strategic price investments, the mix impact from eCommerce and the estimated impact from hurricanes in the U.S.
For the three and nine months ended October 31, 2017, operating expenses as a percentage of net sales increased 17 and 16 basis points, respectively, when compared to the same periods in the previous fiscal year, due to a legal accrual of $283 million related to the FCPA matter, estimated impact from hurricanes in the U.S., an impairment of approximately $150 million due the decision to exit certain properties in one of our international markets and continued investments in eCommerce and technology. Improved operating efficiency in our stores partially offset these charges.
For the three and nine months ended October 31, 2017, loss on extinguishment of debt was $1.3 billion and $2.1 billion, respectively, due to the early extinguishment of long-term debt which allowed us to retire higher rate debt to reduce interest expense in future periods.
Our effective income tax rate was 33.9% and 32.9% for the three and nine months ended October 31, 2017, respectively, compared to 29.4% and 30.6%, respectively, for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate. The increase in the effective income tax rate for the three months ended October 31, 2017 was primarily due to a $283 million accrual related to the FCPA matter discussed in Part I, Item 1, Note 9.
As a result of the factors discussed above, we reported $1.9 billion and $8.2 billion of consolidated net income for the three and nine months ended October 31, 2017, respectively. Diluted net income per common share attributable to Walmart ("EPS") was $0.58 and $2.54 for the three and nine months ended October 31, 2017, respectively, which represent declines of $0.40 and $0.62, respectively, when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$77,724	$74,550	$231,898	$224,086
Percentage change from comparable period	4.3%	2.5%	3.5%	3.3%
Calendar comparable sales increase	2.9%	0.8%	1.9%	1.7%
Operating income	$4,030	$3,999	$12,917	$12,750
Operating income as a percentage of net sales	5.2%	5.4%	5.6%	5.7%
Unit counts at period end	4,752	4,648	4,752	4,648
Retail square feet at period end	703	697	703	697
Net sales for the Walmart U.S. segment increased $3.2 billion or 4.3% and $7.8 billion or 3.5% for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 2.9% and 1.9% for the three and nine months ended October 31, 2017, respectively, year-over-year growth in retail square feet of 0.9% and sales from recent eCommerce acquisitions.
Gross profit rate decreased 36 and 13 basis points for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decreases for the three and nine months ended October 31, 2017 were primarily due to the continued execution of our price investment strategy, the mix impact from eCommerce and the estimated impact from hurricanes. The decreases were partially offset by the impact of savings from procuring merchandise.
For the three months ended October 31, 2017, operating expenses as a percentage of segment net sales decreased 10 basis points, when compared to the same period in the previous fiscal year, primarily due to improved store operating efficiencies partially offset by continued investments in eCommerce and technology. For the nine months ended October 31, 2017, operating expenses as a percentage of segment net sales was relatively flat.
As a result of the factors discussed above, segment operating income increased $31 million and $167 million for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Net sales	$29,548	$28,390	$84,976	$85,094
Percentage change from comparable period	4.1%	(4.8)%	(0.1)%	(6.2)%
Operating income	$1,249	$1,354	$4,004	$4,245
Operating income as a percentage of net sales	4.2%	4.8%	4.7%	5.0%
Unit counts at period end	6,291	6,289	6,291	6,289
Retail square feet at period end	369	372	369	372
Net sales for the Walmart International segment increased $1.2 billion or 4.1% for the three months ended October 31, 2017, when compared to the same period in the previous fiscal year, due to positive comparable sales in the majority of our markets and a $0.5 billion positive impact from fluctuations in currency exchange rates, partially offset by a reduction in net sales of$0.6 billion due to divesting our Yihaodian and Suburbia businesses. Net sales decreased $0.1 billion or 0.1% for the nine months ended October 31, 2017, when compared to the same period in the previous fiscal year, due to a $1.7 billion negative impact from fluctuations in currency exchange rates and a reduction in net sales of $1.5 billion due to divesting our Yihaodian and Suburbia businesses. These negative effects were partially offset by positive comparable store sales in the majority of our markets for the nine months ended October 31, 2017.
Gross profit rate decreased 18 and 10 basis points for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decreases in the gross profit rate were primarily due to strategic price investments in certain markets.
Membership and other income decreased 12.9% and 9.0% for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The decrease in membership and other income for the three months ended October 31, 2017 was primarily due to the prior year recognition of an $86 million gain from the sale of shopping malls in Chile. The decrease in membership and other income for the nine months ended October 31, 2017 was primarily due to the prior year recognition of a $535 million gain from the sale of certain assets relating to Yihaodian and the prior year recognition of an $86 million gain from the sale of shopping malls in Chile partially offset by the current year recognition of a $387 million gain from the sale of Suburbia and a $47 million gain from a land sale.
Operating expenses as a percentage of segment net sales increased 14 basis points for the three months ended October 31, 2017, when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of segment net sales was primarily due to an impairment charge of approximately $150 million due the decision to exit certain properties in one of our markets partially offset by increased focus on expense management through store labor productivity. Operating expenses as a percentage of net sales were relatively flat for the nine months ended October 31, 2017 when compared to the same period in the previous fiscal year.
Segment operating income was positively impacted by fluctuations in currency exchange rates of $60 million for the three months ended October 31, 2017, while it was negatively impacted by fluctuations in currency exchange rates of $146 million for the nine months ended October 31, 2017. As a result of the factors discussed above, segment operating income decreased $105 million and $241 million for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2017	2016	2017	2016
Including Fuel
Net sales	$14,864	$14,236	$43,737	$42,387
Percentage change from comparable period	4.4%	1.1%	3.2%	0.2%
Calendar comparable sales increase (decrease)	4.2%	0.6%	2.6%	(0.3)%
Operating income	$447	$396	$1,265	$1,281
Operating income as a percentage of net sales	3.0%	2.8%	2.9%	3.0%
Unit counts at period end	660	656	660	656
Retail square feet at period end	88.4	87.8	88.4	87.8

Excluding Fuel
Net sales	$13,584	$13,169	$40,218	$39,345
Percentage change from comparable period	3.2%	1.8%	2.2%	1.7%
Operating income	$397	$381	$1,171	$1,243
Operating income as a percentage of net sales	2.9%	2.9%	2.9%	3.2%
Net sales for the Sam's Club segment increased $0.6 billion or 4.4% and $1.4 billion or 3.2% for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales which were benefited by increases of $213 million and $477 million in fuel sales from higher fuel prices for the three and nine months ended October 31, 2017, respectively. Year-over-year growth in retail square feet of 0.7% also benefited net sales in both periods.
Gross profit rate decreased 13 and 26 basis points for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year, primarily due to a reclassification of certain supply expenses from operating expenses to cost of goods sold, higher inventory shrink, the investment in cash rewards and increased shipping costs at samsclub.com.
Membership and other income increased 2.1% and 2.5% for the three and nine months ended October 31, 2017, respectively, when compared to the same period in the previous fiscal year. The increases were primarily due to higher recycling income from our sustainability efforts and increases of 0.9% and 1.1%, for the three and nine months ended October 31, 2017, respectively, in membership income resulting from increased Plus Member penetration.
Operating expenses as a percentage of segment net sales decreased 41 and 15 basis points for the three and nine months ended October 31, 2017, respectively when compared to the same periods in the previous fiscal year. The decreases were primarily due to the increase in net sales, a reclassification of certain supply expenses from operating expenses to cost of goods sold and lower advertising costs. Additionally, for the nine months ended October 31, 2017, the above decreases were partially offset by a charge in the first half of the year of approximately $50 million resulting from the impairment of certain assets and our decision to close four underperforming clubs.
As a result of the factors discussed above, segment operating income increased $51 million and decreased $16 million for the three and nine months ended October 31, 2017, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$17,060	$19,781
Net cash provided by operating activities was $17.1 billion and $19.8 billion for the nine months ended October 31, 2017 and 2016, respectively. The decrease in net cash provided by operating activities was due to timing of payments, an increase in incentive payments as well as lapping prior year's improvements in working capital management.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.0 billion and $5.9 billion at October 31, 2017 and 2016, respectively. Our working capital deficit was $15.1 billion and $10.7 billion at October 31, 2017 and 2016, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of October 31, 2017 and January 31, 2017, cash and cash equivalents of approximately $1.3 billion and $1.0 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2017	2016
Net cash used in investing activities	$(5,871)	$(11,050)
Net cash used in investing activities was $5.9 billion and $11.1 billion for the nine months ended October 31, 2017 and 2016, respectively, and generally consisted of payments to remodel existing stores and clubs, expand our eCommerce capabilities, invest in other technologies and add stores and clubs. Net cash used in investing activities decreased $5.2 billion for the nine months ended October 31, 2017 due to our acquisition of Jet.com, Inc. for approximately $2.4 billion in the prior year, our purchase of $1.9 billion of available for sale securities in JD in the prior year and the impact of approximately $1.0 billion of cash received from the sale of Suburbia in Mexico in the current year.
See discussion in Note 10 to the Condensed Consolidated Financial Statements for further information on the acquisition of Jet.com, Inc., the purchase of $1.9 billion of available for sale securities in JD and the sale of Suburbia in Mexico.

Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2017	2016
Net cash used in financing activities	$(11,416)	$(11,272)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities increased $0.1 billion for the nine months ended October 31, 2017, when compared to the same period in the previous fiscal year, primarily due to repayments of long-term debt.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2017:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2017	$2,256	$36,015	$38,271
Proceeds from issuance of long-term debt	—	7,476	7,476
Repayments of long-term debt(1)	(1,535)	(7,324)	(8,859)
Reclassifications of long-term debt	2,500	(2,500)	—
Other	36	539	575
Balances as of October 31, 2017	$3,257	$34,206	$37,463
(1) Total repayments of long-term debt excludes $2.1 billion of premiums paid to extinguish debt.
Our total outstanding long-term debt balance decreased $0.8 billion for the nine months ended October 31, 2017, primarily due to the extinguishment and maturities of certain long-term debt, partially offset by the issuance of long-term debt. The extinguishment of certain long-term debt allowed us to retire higher rate debt to reduce interest expense in future periods.
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
The dividend installments payable on April 3, 2017, June 5, 2017 and September 5, 2017 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2017 were made under the plan in effect at the beginning of the fiscal year. On October 9, 2017, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning on November 20, 2017, replaced the previous share repurchase program. As of October 31, 2017, authorization for $2.6 billion of share repurchases remained under the share repurchase program that was in effect at the beginning of the quarter and that expired on November 17, 2017. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2017	2016
Total number of shares repurchased	87.8	90.6
Average price paid per share	$75.76	$69.04
Total amount paid for share repurchases	$6,656	$6,254

Share repurchases increased $0.4 billion for the nine months ended October 31, 2017, when compared to the same period in the previous year.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At October 31, 2017, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates or currency exchange rates, as well as changes in the market value of our investments. Our market risks at October 31, 2017 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.
Interest Rate Risk
At October 31, 2017, the fair value of our derivative instruments had increased approximately $0.3 billion since January 31, 2017, primarily due to fluctuations in market interest rates and currency rates during the nine months ended October 31, 2017.
Currency Exchange Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK and Mexico were the primary cause of the $2.4 billion net gain for the nine months ended October 31, 2017, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
At October 31, 2017, the fair value of our available-for-sale investments had increased approximately $657 million since January 31, 2017, due to an increase in the market value of certain publicly traded securities held by the Company.
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
There has been no change in the Company's internal control over financial reporting as of October 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In May 2017, in connection with the licensing process for Walmart Brazil's gas station in Posto Maranguape, such station was closed by the local environmental agency due to an alleged diesel leak in the soil.  Shortly thereafter, Walmart Brazil furnished information that there was no leak from the Company's pumps, tanks or lines and the fuel station was re-opened in late May, though the environmental assessment remained open. Following an investigation conducted by Walmart Brazil in July 2017 which found an increase in the amount of diesel in the soil and a potential disruption in the lines at the fueling point, Walmart Brazil closed that station and cooperated with the environmental agency regarding a remediation plan. In August 2017, a remediation plan was approved by the agency and the fuel station reopened.
In April 2017, the California Air Resources Board ("ARB") notified the Company that it had taken the position that retailers are required to use unclaimed deposits collected on sales of small containers of automotive refrigerant to fund certain consumer education programs. The ARB alleged that the Company had improperly retained approximately $4.2 million in unclaimed deposits. The Company has denied any wrongdoing.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, as supplemented by Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. We further supplement the risk factor in such 10-K under the heading "We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of our on-going FCPA matter" to reflect that our discussions with the DOJ and SEC with respect to their investigations have progressed to the point that we can now reasonably estimate a probable loss and have recorded an aggregate accrual of $283 million with respect to these matters.  As these discussions are continuing, there can be no assurance as to the timing or the terms of the final resolution of these matters. No other material change in the risk factors discussed in the Form 10-K, as supplemented by this Form 10-Q, has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2017 were made under the plan in effect at the beginning of the fiscal year. On October 9, 2017, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning on November 20, 2017, replaced the previous share repurchase program. As of October 31, 2017, authorization for $2.6 billion of share repurchases remained under the share repurchase program that was in effect at the beginning of the quarter and that expired on November 17, 2017. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2017, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1-31, 2017	9,715,074	$80.07	9,715,074	$4.0
September 1-30, 2017	8,610,342	79.57	8,610,342	3.3
October 1-31, 2017	8,359,966	84.46	8,359,966	2.6
Total	26,685,382		26,685,382
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month. Additionally, effective November 20, 2017, any share repurchases made will be under the newly authorized $20.0 billion plan.

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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2017, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2018; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to those Condensed Consolidated Financial Statements regarding the anticipated benefits of the acquisition of Jet.com, Inc.;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:

Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;

Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	Walmart's need to repatriate earnings held outside of the United States and changes in U.S. tax regulations;

•	customer traffic and average ticket in Walmart's stores and clubs and on its eCommerce websites;

•	the mix of merchandise Walmart sells;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	new methods of delivery of purchased merchandise to customers;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related costs, including the adequacy of our accrual for the FCPA matter;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	unexpected changes in Walmart's objectives and plans;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
the availability of skilled labor in areas in which new units are to be constructed or existing units are to be relocated, expanded or remodeled;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere;

•	the possibility of imposition of new taxes on imports and new tariffs and trade restrictions and changes in existing tariff rates and trade restrictions;

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	the timing of federal income tax refunds;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
Other Risks Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

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

WAL-MART STORES, INC.

Date: December 1, 2017	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2017	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2017	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1(a)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company (File Number 333-178385) filed with the SEC on December 8, 2011.

Exhibit 3.1(b)
Certificate of Amendment to the Restated Certificate of Incorporation executed August 19, 1991, is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of the Company (File Number 333-178385) filed with the SEC on December 8, 2011.

Exhibit 3.1(c)
Certificate of Amendment to the Restated Certificate of Incorporation executed July 27, 1999, is incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of the Company (File Number 333-178385) filed with the SEC on December 8, 2011.

Exhibit 3.2
Amended and Restated Bylaws of Wal-Mart Stores, Inc., effective as of November 3, 2017, are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 8, 2017.

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