Form 10-Q
period 2018-04-30
Walmart Inc.
filed 2018-06-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2018.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to             .
Commission File Number 001-6991
WALMART INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,950,844,393 shares of common stock outstanding as of May 31, 2018.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2018	2017
Revenues:
Net sales	$121,630	$116,526
Membership and other income	1,060	1,016
Total revenues	122,690	117,542
Costs and expenses:
Cost of sales	91,707	87,688
Operating, selling, general and administrative expenses	25,829	24,617
Operating income	5,154	5,237
Interest:
Debt	437	506
Capital lease and financing obligations	93	92
Interest income	(43)	(35)
Interest, net	487	563
Unrealized (gains) and losses	1,845	—
Income before income taxes	2,822	4,674
Provision for income taxes	546	1,522
Consolidated net income	2,276	3,152
Consolidated net income attributable to noncontrolling interest	(142)	(113)
Consolidated net income attributable to Walmart	$2,134	$3,039

Net income per common share:
Basic net income per common share attributable to Walmart	$0.72	$1.00
Diluted net income per common share attributable to Walmart	0.72	1.00

Weighted-average common shares outstanding:
Basic	2,950	3,035
Diluted	2,967	3,047

Dividends declared per common share	$2.08	$2.04
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Consolidated net income	$2,276	$3,152
Consolidated net income attributable to noncontrolling interest	(142)	(113)
Consolidated net income attributable to Walmart	2,134	3,039

Other comprehensive income (loss), net of income taxes
Currency translation and other	1,465	1,159
Net investment hedges	68	(113)
Cash flow hedges	(77)	28
Minimum pension liability	43	5
Unrealized gain on available-for-sale securities	—	481
Other comprehensive income (loss), net of income taxes	1,499	1,560
Other comprehensive (income) loss attributable to noncontrolling interest	(163)	(282)
Other comprehensive income (loss) attributable to Walmart	1,336	1,278

Comprehensive income, net of income taxes	3,775	4,712
Comprehensive (income) loss attributable to noncontrolling interest	(305)	(395)
Comprehensive income attributable to Walmart	$3,470	$4,317
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,885	$6,756	$6,545
Receivables, net	4,568	5,614	5,252
Inventories	43,303	43,783	43,361
Prepaid expenses and other	3,486	3,511	2,178
Total current assets	59,242	59,664	57,336
Property and equipment:
Property and equipment	187,029	185,154	181,075
Less accumulated depreciation	(79,407)	(77,479)	(73,625)
Property and equipment, net	107,622	107,675	107,450
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,735	12,703	11,854
Less accumulated amortization	(5,557)	(5,560)	(5,135)
Property under capital lease and financing obligations, net	7,178	7,143	6,719

Goodwill	18,850	18,242	17,575
Other long-term assets	12,035	11,798	10,638
Total assets	$204,927	$204,522	$199,718

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$7,762	$5,257	$2,617
Accounts payable	44,612	46,092	41,367
Dividends payable	4,607	—	4,628
Accrued liabilities	20,782	22,122	19,708
Accrued income taxes	718	645	2,018
Long-term debt due within one year	1,576	3,738	3,256
Capital lease and financing obligations due within one year	700	667	599
Total current liabilities	80,757	78,521	74,193

Long-term debt	29,477	30,045	33,774
Long-term capital lease and financing obligations	6,828	6,780	6,251
Deferred income taxes and other	9,541	8,354	9,386

Commitments and contingencies

Equity:
Common stock	294	295	302
Capital in excess of par value	2,557	2,648	2,223
Retained earnings	82,982	85,107	84,120
Accumulated other comprehensive loss	(10,281)	(10,181)	(12,954)
Total Walmart shareholders' equity	75,552	77,869	73,691
Noncontrolling interest	2,772	2,953	2,423
Total equity	78,324	80,822	76,114
Total liabilities and equity	$204,927	$204,522	$199,718
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	2,134	—	2,134	142	2,276
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,336	1,336	163	1,499
Cash dividends declared ($2.08 per share)	—	—	—	(6,135)	—	(6,135)	—	(6,135)
Purchase of Company stock	(5)	(1)	(15)	(492)	—	(508)	—	(508)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(489)	(489)
Other	4	—	(76)	7	—	(69)	4	(65)
Balances as of April 30, 2018	2,951	$294	$2,557	$82,982	$(10,281)	$75,552	$2,772	$78,324
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Cash flows from operating activities:
Consolidated net income	$2,276	$3,152
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,678	2,551
Deferred income taxes	(50)	2
Unrealized (gains) and losses	1,845	—
Other operating activities	265	(170)
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	1,134	726
Inventories	547	66
Accounts payable	(1,770)	(155)
Accrued liabilities	(1,813)	(1,838)
Accrued income taxes	49	1,051
Net cash provided by operating activities	5,161	5,385

Cash flows from investing activities:
Payments for property and equipment	(1,818)	(1,990)
Proceeds from the disposal of property and equipment	198	196
Payments for business acquisitions, net of cash acquired	—	(88)
Other investing activities	(62)	21
Net cash used in investing activities	(1,682)	(1,861)

Cash flows from financing activities:
Net change in short-term borrowings	2,501	1,482
Repayments of long-term debt	(2,521)	(1,513)
Dividends paid	(1,533)	(1,549)
Purchase of Company stock	(539)	(2,185)
Dividends paid to noncontrolling interest	(66)	(54)
Purchase of noncontrolling interest	—	(8)
Other financing activities	(328)	(145)
Net cash used in financing activities	(2,486)	(3,972)

Effect of exchange rates on cash, cash equivalents and restricted cash(1)	143	139

Net increase (decrease) in cash, cash equivalents and restricted cash(1)	1,136	(309)
Cash, cash equivalents and restricted cash(1) at beginning of year	7,014	7,144
Cash, cash equivalents and restricted cash(1) at end of period	$8,150	$6,835
(1) Restricted cash held outside of cash and cash equivalents is primarily recorded in other-long term assets.
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 ("fiscal 2018"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of April related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Inventories
At April 30, 2018 and January 31, 2018, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Fair Value Measurement
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments–Overall (Topic 825), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments ("ASU 2016-01"). The Company adopted this ASU on February 1, 2018, which primarily impacts the Company's accounting for its investment in JD.com ("JD") and resulted in a positive adjustment to retained earnings of approximately $2.6 billion, net of tax, based on the market value of the Company's investment in JD at January 31, 2018. The adoption requires changes in fair value of the Company's investment in JD to be recorded in the Condensed Consolidated Statement of Income.
The Company records and discloses certain financial and non-financial assets and liabilities at fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. The fair value of a liability is the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Refer to Note 5 for additional fair value disclosures.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on February 1, 2018, using the modified retrospective approach and applied the ASU only to contracts not completed as of February 1, 2018. Updated accounting policies and other disclosures are below. Note 11 provides the related disaggregated revenue disclosures. The impact of adopting the ASU was not material to the Condensed Consolidated Financial Statements.
Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Additionally, estimated sales returns are calculated based on expected returns.

Membership Fee Revenue
The Company recognizes membership fee revenue both in the U.S. and internationally over the term of the membership, which is typically 12 months. Membership fee revenue is included in membership and other income in the Company's Condensed Consolidated Statements of Income. The deferred membership fee is included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
Gift cards
Customer purchases of gift cards, to be utilized at the Company's stores or eCommerce websites, are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise indefinitely. Gift cards in some foreign countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed gift cards and recognizes revenue for these amounts in membership and other income in the Company's Condensed Consolidated Statements of Income over the expected redemption period. Management periodically reviews and updates its estimates.
Financial and Other Services
The Company recognizes revenue from service transactions at the time the service is performed. Generally, revenue from services is classified as a component of net sales in the Company's Condensed Consolidated Statements of Income.
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	As of April 30, 2018
Assets:
Receivables from transactions with customers, net	$2,025
Liabilities:
Deferred gift card revenue	$2,014
The Company did not record any significant impairment charges to receivables from transactions with customers during the three months ended April 30, 2018. An immaterial amount of the February 1, 2018, deferred gift card revenue liability was recognized into revenue during the three months ended April 30, 2018.
Income taxes
In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), in response to the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company recorded a provisional benefit, as allowed by SAB 118, of $207 million during fiscal 2018 and an additional provisional benefit of $142 million during the three months ended April 30, 2018. Management is still evaluating the Tax Act, but expects to complete the analysis within the allowable measurement period of one year from the enactment date.
In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The Company adopted this ASU on February 1, 2018, which resulted in an immaterial negative adjustment to retained earnings.
Restricted cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash (Topic 230), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The Company adopted this ASU on February 1, 2018. Restricted cash held outside of cash and cash equivalents is primarily recorded in other-long term assets in the Condensed Consolidated Balance Sheets and was approximately $0.3 billion as of April 30, 2018, January 31, 2018 and April 30, 2017.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. Certain qualitative and quantitative disclosures are also required, as well as retrospective recognition and measurement of impacted leases. The Company will adopt this ASU on February 1, 2019 and is implementing new lease systems in connection with the adoption. Management is progressing with implementation and continuing to evaluate the effect to the Company's Condensed Consolidated Financial Statements and disclosures. Management expects a material impact to the Company's Condensed Consolidated Balance Sheet.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's Condensed Consolidated Financial Statements and disclosures.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2018 and 2017. The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2018	2017
Numerator
Consolidated net income	$2,276	$3,152
Consolidated net income attributable to noncontrolling interest	(142)	(113)
Consolidated net income attributable to Walmart	$2,134	$3,039

Denominator
Weighted-average common shares outstanding, basic	2,950	3,035
Dilutive impact of stock options and other share-based awards	17	12
Weighted-average common shares outstanding, diluted	2,967	3,047

Net income per common share attributable to Walmart
Basic	$0.72	$1.00
Diluted	0.72	1.00

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2018:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018(1) (2)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net(1)	1,302	—	68	(86)	32	1,316
Reclassifications to income, net(1)	—	—	—	9	11	20
Balances as of April 30, 2018	$(10,745)	$—	$1,191	$73	$(800)	$(10,281)
(1) Income tax impact is immaterial
(2) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and amounts reclassified for the minimum pension liability are recorded in unrealized gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Repayments of long-term debt	(2,521)	—	(2,521)
Reclassifications of long-term debt	364	(364)	—
Other	(5)	(204)	(209)
Balances as of April 30, 2018	$1,576	$29,477	$31,053
Maturities
The following table provides details of debt repayments during the three months ended April 30, 2018:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 15, 2018	500 USD	Fixed	5.800%	$500
February 15, 2018	750 USD	Fixed	5.800%	750
April 11, 2018	1,250 USD	Fixed	1.125%	1,250
Various	21 USD	Various	Various	21
Total repayment of matured debt				$2,521

Note 5. Fair Value Measurements
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
The Company has equity investments, primarily its investment in JD, measured at fair value on a recurring basis included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet. Beginning in fiscal 2019 due to the adoption of the new financial instrument standard, changes in fair value are recorded in unrealized gains and losses on the Condensed Consolidated Statements of Income. Additional detail about the Company's two portions of the investment in JD are as follows:

•
The purchased portion of the investment in JD is measured using Level 1 inputs, which prior to fiscal 2019 was classified as available-for-sale with changes in fair value recognized through other comprehensive income; and

•
The portion of the investment in JD received in exchange for selling certain assets related to Yihaodian, the Company's former eCommerce operations in China, is measured using Level 2 inputs. Fair value is determined primarily using quoted prices in active markets for similar assets. Prior to fiscal 2019, the investment was carried at cost.

The investment in JD cost basis, fair value at April 30, 2018 and February 1, 2018, and carrying value at January 31, 2018, are as follows:

(Amounts in millions)	Cost Basis	Carrying Value as of January 31, 2018	Fair Value as of February 1, 2018		Fair Value as of April 30, 2018
Investment in JD measured using Level 1 inputs	$1,901	$3,547	$3,547	(1)	$2,631
Investment in JD measured using Level 2 inputs	1,490	1,490	3,559	(2)	2,637
Total	$3,391	$5,037	$7,106		$5,268	(3)
(1) Fair value was already recognized on the balance sheet. Upon adoption of the new financial instrument standard on February 1, 2018, the excess of fair value over cost was reclassified from accumulated other comprehensive loss to retained earnings.
(2) Upon adoption of the new financial instrument standard on February 1, 2018, the excess of fair value over cost was recognized by increasing the carrying value of the asset and retained earnings.
(3) The decrease in fair value from February 1, 2018 to April 30, 2018 of $1.8 billion was recognized in net income and included in unrealized gains and losses on the Condensed Consolidated Statements of Income.
The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2018 and January 31, 2018, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2018		January 31, 2018
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$(145)	$4,000	$(91)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	217	2,250	208
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,395	131	4,523	205
Total	$10,645	$203	$10,773	$322
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2018. For the fiscal year ended January 31, 2018, the Company recorded impairment charges related to assets measured at fair value on a non-recurring basis of approximately $1.4 billion primarily related to restructuring charges for the Sam's Club closures and the wind-down of the Brazil first-party eCommerce business, as well as discontinued real estate projects in the U.S. and decisions to exit certain international properties.

Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2018 and January 31, 2018, are as follows:

	April 30, 2018		January 31, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$31,053	$34,770	$33,783	$38,766

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $256 million and $279 million at April 30, 2018 and January 31, 2018, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at April 30, 2018 or January 31, 2018. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
The contractual terms of the Company's hedged instruments closely mirror those of the hedged items, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative financial instrument is recorded using hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Any hedge ineffectiveness is immediately recognized in earnings. The Company's net investment and cash flow instruments are highly effective hedges and the ineffective portion has not been, and is not expected to be, significant. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At April 30, 2018 and January 31, 2018, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at April 30, 2018 and January 31, 2018, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2018			January 31, 2018
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$—	$217	$252	$—	$208	$300

Derivative liabilities:
Deferred income taxes and other	145	—	121	91	—	95

Nonderivative hedging instruments
Long-term debt	—	3,975	—	—	4,041	—
Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2018 were made under the plan in effect at the beginning of the fiscal year. The current $20.0 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2018, authorization for $18.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	5.5	31.1
Average price paid per share	$97.75	$70.25
Total amount paid for share repurchases	$539	$2,185

Note 8. Common Stock Dividends
Dividends Declared
On February 20, 2018, the Board of Directors approved the fiscal year ending January 31, 2019 ("fiscal 2019") annual dividend of $2.08 per share, an increase over the fiscal 2018 annual dividend of $2.04 per share. For fiscal 2019, the annual dividend will be paid in four quarterly installments of $0.52 per share, according to the following record and payable dates:

Record Date	Payable Date
March 9, 2018	April 2, 2018
May 11, 2018	June 4, 2018
August 10, 2018	September 4, 2018
December 7, 2018	January 2, 2019

The dividend installments payable on April 2, 2018 and June 4, 2018 were paid as scheduled.

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
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 10,000 equal value ("Equal Value") claims that begun in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in Asda's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
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
National Prescription Opiate Litigation and Related Matters
In December 2017, the United States Judicial Panel on Multidistrict Litigation ordered numerous lawsuits filed against a wide array of defendants by various plaintiffs be consolidated, including counties, cities, healthcare providers, Native American tribes, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have been filed in state courts by various counties and municipalities; by health care providers; and by various Native American Tribes. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from such claims. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing practices involving the sale of opioids. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial condition or results of operations will not be materially adversely affected.
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
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have been ongoing regarding the resolution of these matters. These discussions have progressed to a point that, in fiscal 2018, the Company reasonably estimated a probable loss and has recorded an aggregate accrual of $283 million with respect to these matters (the "Accrual"). As the discussions are continuing, there can be no assurance as to the timing or the terms of the final resolution of these matters.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three months ended April 30, 2018 and 2017, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Ongoing inquiries and investigations	$4	$13
Global compliance program and organizational enhancements	3	3
Total	$7	$16
The Company does not presently believe that these matters, including the Accrual (and the payment of the Accrual at some point-in-time in the future), will have a material adverse effect on its business, although given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business in the future.

Note 10. Acquisitions, Disposals and Subsequent Events
The following significant transactions impact, or are expected to impact, the operations of the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Asda
In April 2018, the Company entered into a definitive agreement and announced the combination of J Sainsbury plc and Asda Group Limited ("Asda Group"), the Company's wholly owned UK retail subsidiary. Under the terms of the combination, the Company would receive approximately 42 percent of the share capital of the combined business. In addition, the Company would receive approximately £3 billion in cash, subject to customary closing adjustments, and retain obligations under the Asda Group defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of April 30, 2018. Upon the transaction closing, the Company would deconsolidate the financial statements of the Asda Group and the ongoing investment in the combined company would be accounted for as an equity method investment.
Suburbia
In April 2017, the Company sold Suburbia, the apparel retail division in Mexico, for $1.0 billion.  As part of the sales agreement, the Company is also leasing certain real estate to the purchaser. The sale resulted in a pre-tax gain of $0.7 billion, of which $0.4 billion was recognized in the second quarter of fiscal 2018 in membership and other income, and the remainder was deferred and is being recognized over the lease terms of approximately 20 years.
Subsequent Events
In May 2018, the Company announced it will pay approximately $16 billion in exchange for approximately 77 percent of the outstanding shares of Flipkart Group ("Flipkart"). The investment includes $2 billion of new equity funding. Closing is expected later this calendar year, and is subject to regulatory approval. To finance the acquisition, the Company intends to use a combination of newly issued debt and cash on hand.  Upon regulatory approval and the transaction closing, the Company would consolidate the financial statements of Flipkart with the Company's Condensed Consolidated Financial Statements.
In June 2018, the Company agreed to sell an 80 percent stake of Walmart Brazil to Advent International ("Advent").  Under the terms, the Company would receive up to $250 million in contingent consideration, Advent would contribute additional capital to the business over a three-year period, and Walmart would provide an indemnification for pre-closing tax and legal contingencies, as well as certain other matters.  Due to its decision to sell, the Company will record an estimated net loss of approximately $4.5 billion in the second quarter of fiscal 2019, a significant portion of which is due to the recognition of cumulative foreign currency translation losses.  The transaction is subject to regulatory approval and is expected to close in the second half of fiscal 2019.  Upon closing, the Company would deconsolidate the financial statements of Walmart Brazil and account for its remaining 20 percent ownership interest as an equity method investment.

Note 11. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services entity wide.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., as well as eCommerce. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as eCommerce. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. In fiscal 2019, the Company revised certain of its corporate overhead allocations to the operating segments and, accordingly, revised prior period amounts for comparability.
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Net sales:
Walmart U.S.	$77,748	$75,436
Walmart International	30,260	27,097
Sam's Club	13,622	13,993
Net sales	$121,630	$116,526
Operating income by segment, as well as operating loss for corporate and support, interest, net, and unrealized (gains) and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Operating income (loss):
Walmart U.S.	$3,927	$4,052
Walmart International	1,265	1,139
Sam's Club	325	399
Corporate and support	(363)	(353)
Operating income	5,154	5,237
Interest, net	487	563
Unrealized (gains) and losses	1,845	—
Income before income taxes	$2,822	$4,674
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended April 30, 2018
Walmart U.S. net sales by merchandise category
Grocery	$43,860
General merchandise	24,174
Health and wellness	9,128
Other categories	586
Total	$77,748
Of Walmart U.S.'s total net sales, approximately $3.2 billion relates to eCommerce for the three months ended April 30, 2018.

(Amounts in millions)	Three Months Ended April 30, 2018
Walmart International net sales by market
Mexico and Central America	$7,684
United Kingdom	7,515
Canada	4,254
China	3,205
Other	7,602
Total	$30,260
Of International's total net sales, approximately $1.0 billion relates to eCommerce for the three months ended April 30, 2018.

(Amounts in millions)	Three Months Ended April 30, 2018
Sam’s Club net sales by merchandise category
Grocery and consumables	$8,012
Fuel, tobacco and other categories	2,919
Home and apparel	1,202
Health and wellness	801
Technology, office and entertainment	688
Total	$13,622
Of Sam's Club's total net sales, approximately $0.6 billion relates to eCommerce for the three months ended April 30, 2018.

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

Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Recently, including events subsequent to April 30, 2018, we took some strategic actions to further position our portfolio for long-term growth. These actions included the recently announced:

•
Acquisition of Flipkart Group ("Flipkart"), an Indian eCommerce company, for approximately $16 billion in exchange for approximately 77 percent of the outstanding shares of Flipkart Group. Closing is expected later this calendar year, and is subject to regulatory approval. Upon closing and consolidating the financial statements of Flipkart, we expect the ongoing operations of Flipkart to negatively impact fiscal 2019 net income.

•
Combination of J Sainsbury plc and Asda Group Limited ("Asda"), our wholly owned United Kingdom retail subsidiary. Under the terms, we would receive approximately 42 percent of the share capital of the combined business and approximately £3.0 billion in cash, subject to customary closing adjustments, while retaining obligations under the Asda defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of April 30, 2018. Upon meeting the held for sale classification criteria for the disposal group, we expect to recognize a loss, the amount of which may fluctuate based on the changes in the value of share capital received and foreign exchange rates.

•
Divestiture of 80% of Walmart Brazil to Advent International (“Advent”).  Under the terms, we would receive up to $250 million in contingent consideration, Advent would contribute additional capital to the business over a three-year period, and we would provide an indemnification for pre-closing tax and legal contingencies, as well as certain other matters.  Due to our decision to sell, we will record an estimated net loss of approximately $4.5 billion in the second quarter of fiscal 2019, a significant portion of which is due to the recognition of cumulative foreign currency translation  losses.  The transaction is subject to regulatory approval and is expected to close in the second half of fiscal 2019.

•
Pending divestitures of banking operations in Walmart Canada and Walmart Chile, both classified as held for sale as of April 30, 2018, and subject to closing procedures, consistent with our focus on core retail capabilities.

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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2019 ("fiscal 2019") and the fiscal year ended January 31, 2018 ("fiscal 2018"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2018, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2018, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report of Form 10-K for the year ended January 31, 2018 incorporated by reference.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments of our business to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss segment operating income, comparable store and club sales and other measures. Management measures the results of the Company's segments using each segment's operating income, including certain corporate overhead allocations, as well as other measures. From time to time, we revise the measurement of each segment's operating income and other measures as determined by the information regularly reviewed by our chief operating decision maker. In fiscal 2019, the Company revised certain of its corporate overhead allocations to the operating segments and, accordingly, revised prior period amounts for comparability.
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated online or though mobile applications, including omni-channel transactions which are fulfilled through our stores and clubs. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to eCommerce acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to maintain and strengthen our competitive positions in the countries in which we operate.  We define our financial framework as:

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2018 and 2017, were as follows:

	Three Months Ended April 30,
	2018	2017	2018	2017
	With Fuel		Fuel Impact
Walmart U.S.	2.4%	1.1%	0.1%	0.1%
Sam's Club	5.3%	2.1%	1.4%	1.4%
Total U.S.	2.8%	1.2%	0.3%	0.2%
Comparable sales in the U.S., including fuel, increased 2.8% for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. Total U.S. comparable sales were positively impacted by continued traffic improvement and higher eCommerce sales at both Walmart U.S. and Sam's Club. eCommerce sales positively impacted comparable sales by approximately 1.0% and 0.8% for the three months ended April 30, 2018 for Walmart U.S. and Sam's Club, respectively.

Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating expenses.

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2018	2017
Net sales	$121,630	$116,526
Percentage change from comparable period	4.4%	1.3%
Operating, selling, general and administrative expenses	$25,829	$24,617
Percentage change from comparable period	4.9%	2.2%
Operating, selling, general and administrative expenses as a percentage of net sales	21.2%	21.1%

For the three months ended April 30, 2018, operating, selling, general and administrative ("operating") expenses as a percentage of net sales increased 11 basis points when compared to the same periods in the previous fiscal year. As a result, we did not leverage expenses primarily due to investments we are making in eCommerce and technology as well as a charge related to the pending divestiture of our banking operations in Canada and continuing expenses related to disposal and closure events, which began in the fourth quarter of fiscal 2018.
Strategic Capital Allocation
We are allocating more capital to store remodels, eCommerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2018	2017
Remodels	$475	$447
eCommerce, technology, supply chain and other	805	767
New stores and clubs, including expansions and relocations	103	305
Total U.S.	1,383	1,519
Walmart International	435	471
Total capital expenditures	$1,818	$1,990

Although capital expenditures remained relatively flat in total, how we expended capital varied consistent with our shift in capital allocation strategy.

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term potential strategic initiatives with possible short-term impacts. ROA was 4.8% and 7.1% for the trailing twelve months ended April 30, 2018 and 2017, respectively. The decline in ROA was primarily due to the losses on extinguishment of debt of $3.1 billion and the decrease in operating income over the trailing twelve months ended April 30, 2018. ROI was 13.9% and 15.1% for the trailing twelve months ended April 30, 2018 and 2017, respectively. The decline in ROI was primarily due to the decrease in operating income over the trailing twelve months ended April 30, 2018.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing 12 months multiplied by a factor of 8. When we have discontinued operations, we exclude the impact of the discontinued operations.
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of 8 for rent expense that estimates the hypothetical capitalization of our operating leases. As mentioned above, we consider return on assets to be the financial measure computed in accordance with generally accepted accounting principles most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA.
Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2018	2017
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$9,647	$14,229
Denominator
Average total assets(1)	$202,323	$199,212
Return on assets (ROA)	4.8%	7.1%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,354	$22,726
+ Interest income	160	111
+ Depreciation and amortization	10,656	10,243
+ Rent	3,036	2,601
= Adjusted operating income	$34,206	$35,681

Denominator
Average total assets(1)	$202,323	$199,212
+ Average accumulated depreciation and amortization(1)	81,862	76,115
- Average accounts payable(1)	42,990	39,682
- Average accrued liabilities(1)	20,245	19,657
+ Rent x 8	24,288	20,808
= Average invested capital	$245,238	$236,796
Return on investment (ROI)	13.9%	15.1%

	As of April 30,
	2018	2017	2016
Certain Balance Sheet Data
Total assets	$204,927	$199,718	$198,705
Accumulated depreciation and amortization	84,964	78,760	73,469
Accounts payable	44,612	41,367	37,997
Accrued liabilities	20,782	19,708	19,605

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in the same period. We had net cash provided by operating activities of $5.2 billion and $5.4 billion for the three months ended April 30, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was due to the timing of payments. We generated free cash flow of $3.3 billion for the three months ended April 30, 2018, which was relatively flat compared to $3.4 billion for the three months ended April 30, 2017.
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

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$5,161	$5,385
Payments for property and equipment	(1,818)	(1,990)
Free cash flow	$3,343	$3,395

Net cash used in investing activities(1)	$(1,682)	$(1,861)
Net cash used in financing activities	(2,486)	(3,972)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2018	2017
Total revenues	$122,690	$117,542
Percentage change from comparable period	4.4%	1.4%
Net sales	$121,630	$116,526
Percentage change from comparable period	4.4%	1.3%
Total U.S. calendar comparable sales increase	2.8%	1.2%
Gross profit margin as a percentage of net sales	24.6%	24.8%
Operating income	$5,154	$5,237
Operating income as a percentage of net sales	4.2%	4.5%
Unrealized (gains) and losses	$1,845	—
Consolidated net income	$2,276	$3,152
Unit counts at period end	11,717	11,723
Retail square feet at period end	1,157	1,166
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $5.1 billion or 4.4% for the three months ended April 30, 2018. when compared to the same periods in the previous fiscal year. The increase in revenues was due to an increase in net sales, which was primarily due to overall positive comparable sales in all of our segments and year-over-year net growth in retail square feet of 0.6% in the Walmart U.S. segment, partially offset by club closures in the Sam's Club segment. Additionally, for the three months ended April 30, 2018, fluctuations in currency exchange rates positively impacted net sales by $1.9 billion.
Our gross profit rate decreased 15 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease for the three months ended April 30, 2018 was due to strategic price investments and higher fuel costs at the Walmart U.S. and Sam's Club segments.
Operating expenses as a percentage of net sales increased 11 basis points for the three months ended April 30, 2018, when compared to the same periods in the previous fiscal year, primarily due to continued investments in eCommerce and technology and the charge related to the pending divestiture of our Canada banking operations of approximately $81 million. Currency fluctuations partially offset these charges.
Unrealized losses were $1.8 billion for the three months ended April 30, 2018, primarily as a result of the decrease in the market value of our investment in JD.com. Beginning in fiscal 2019 due to the adoption of the new financial instrument standard, changes in fair value are recognized in unrealized gains and losses in the Condensed Consolidated Statements of Income.
Our effective income tax rate was 19.3% for the three months ended April 30, 2018, compared to 32.6%, for the same period in the previous fiscal year. The decrease in the effective income tax rate for the three months ended April 30, 2018 was primarily due to the Tax Cuts and Jobs Act of 2017 and related accounting standards updates. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally lower than the U.S. statutory rate.
Consolidated net income decreased $0.9 billion for three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease was due to the unrealized loss on our investment in JD.com, which was partially offset by the other factors discussed above. Diluted net income per common share attributable to Walmart was $0.72 for the three months ended April 30, 2018, which represents a decline of $0.28, when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2018	2017
Net sales	$77,748	$75,436
Percentage change from comparable period	3.1%	2.9%
Calendar comparable sales increase	2.4%	1.1%
Operating income	$3,927	$4,052
Operating income as a percentage of net sales	5.1%	5.4%
Unit counts at period end	4,761	4,692
Retail square feet at period end	705	701
Net sales for the Walmart U.S. segment increased $2.3 billion or 3.1% for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to increases in comparable sales of 2.4% and year-over-year net growth in retail square feet of 0.6%.
Gross profit rate decreased 23 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease was primarily due to price investments as well as higher transportation expenses, resulting from higher fuel costs and third-party trucking rates.
Operating expenses as a percentage of net sales increased 11 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year, primarily due to continued investments in eCommerce and technology.
As a result of the factors discussed above, operating income decreased $125 million for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2018	2017
Net sales	$30,260	$27,097
Percentage change from comparable period	11.7%	(3.5)%
Operating income	$1,265	$1,139
Operating income as a percentage of net sales	4.2%	4.2%
Unit counts at period end	6,359	6,369
Retail square feet at period end	372	376
Net sales for the Walmart International segment increased $3.2 billion or 11.7% for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The increase in net sales was primarily due to a $1.9 billion positive impact from fluctuations in currency exchange rates, positive comparable sales in the majority of our markets and the timing of Easter compared to the same period in the previous fiscal year. The positive impacts were partially offset by a reduction in net sales of approximately $200 million due to divesting our Suburbia business in the second quarter of fiscal 2018 and a reduction in net sales due to the wind down of the first party Brazil eCommerce operations.
Gross profit rate decreased 10 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease in the gross profit rate was primarily due to price investments.
Operating expenses as a percentage of net sales decreased 7 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease in operating expenses as a percentage of net sales was primarily due to currency fluctuations of 23 basis points. The decrease was offset by the charge related to the pending divestiture of our Canada banking operations of approximately $81 million and the wind down of the first party Brazil eCommerce operations.
As a result of the factors discussed above, operating income increased $126 million for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year.

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

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2018	2017
Including Fuel
Net sales	$13,622	$13,993
Percentage change from comparable period	(2.7)%	2.8%
Calendar comparable sales increase (decrease)	5.3%	2.1%
Operating income	$325	$399
Operating income as a percentage of net sales	2.4%	2.9%
Unit counts at period end	597	662
Retail square feet at period end	80	89

Excluding Fuel
Net sales	$12,380	$12,909
Percentage change from comparable period	(4.1)%	1.4%
Operating income	$313	$391
Operating income as a percentage of net sales	2.5%	3.0%
Net sales for the Sam's Club segment decreased $371 million or 2.7% for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The decrease in net sales was primarily due to the net closure of 63 clubs in fiscal 2018. The decrease in net sales was partially offset by an increase in comparable sales of 5.3% of which fuel positively impacted by approximately 1.4% due to higher fuel prices.
Gross profit rate decreased 34 basis points for the three months ended April 30, 2018 when compared to the same period in the previous fiscal year, primarily due to higher inventory shrink partially related to the above mentioned club closures, higher transportation costs, increased shipping costs at samsclub.com, and price investments.
Membership and other income decreased 0.9% for the three months ended April 30, 2018 when compared to the same period in the previous fiscal year. The decrease was primarily due to lower recycling income, partially offset by an increase in membership income driven by an increase in Plus memberships.
Operating expenses as a percentage of segment net sales increased 17 basis points for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year. The increase was primarily due to charges related to the exit of leased clubs, which were closed as part of the club closures in fiscal 2018.
As a result of the factors discussed above, operating income decreased $74 million for the three months ended April 30, 2018 when compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. For example, to finance the recently announced Flipkart acquisition, which is subject to regulatory approval, we intend to use a combination of newly issued debt and cash on hand. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global investment and expansion activities, pay dividends and fund our share repurchases for the foreseeable future.
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$5,161	$5,385
Net cash provided by operating activities was $5.2 billion and $5.4 billion for the three months ended April 30, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was due to the timing of payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.9 billion and $6.5 billion at April 30, 2018 and 2017, respectively. Our working capital deficit was $21.5 billion and $16.9 billion at April 30, 2018 and 2017, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We do not believe it will be necessary to repatriate earnings held outside of the U.S. and anticipate our domestic liquidity needs will be met through cash flows provided by domestic operating activities, supplemented with long-term debt and short-term borrowings. Accordingly, we intend, with only certain exceptions, to continue to indefinitely reinvest our earnings held outside of the U.S. in our foreign operations. As part of Tax Reform and Jobs Act of 2017, we continue to assess the impact of the new U.S. tax laws, which can in turn, impact our assertion regarding any potential future repatriation. If our intentions with respect to reinvestment were to change, most of the amounts held within our foreign operations could be repatriated to the U.S., although any repatriation under new U.S. tax laws could be subject to incremental withholding taxes. We do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of April 30, 2018 and January 31, 2018, cash and cash equivalents of approximately $1.4 billion may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Net cash used in investing activities	$(1,682)	$(1,861)
Net cash used in investing activities was $1.7 billion and $1.9 billion for the three months ended April 30, 2018 and 2017, respectively, and generally consisted of payments to remodel existing stores and clubs, expand our eCommerce capabilities, invest in other technologies and add stores and clubs. Net cash used in investing activities decreased $0.2 billion for the three months ended April 30, 2018 due to fewer capital expenditures.
Net Cash Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2018	2017
Net cash used in financing activities	$(2,486)	$(3,972)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities decreased $1.5 billion for the three months ended April 30, 2018, when compared to the same period in the previous fiscal year, primarily due to decreased repurchases of Company stock as we suspended repurchases in anticipation of the Flipkart announcement.

Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	—	—
Repayments of long-term debt	(2,521)	—	(2,521)
Reclassifications of long-term debt	364	(364)	—
Other	(5)	(204)	(209)
Balances as of April 30, 2018	$1,576	$29,477	$31,053
Our total outstanding long-term debt balance decreased $2.7 billion for the three months ended April 30, 2018, primarily due to repayments of long-term debt. Additionally, we expect our long–term debt balances will increase later in the year in order to fund the recently announced $16 billion Flipkart acquisition, which is subject to regulatory approval.
Dividends
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
The dividend installments payable on April 2, 2018 and June 4, 2018 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2018 were made under the plan in effect at the beginning of the fiscal year. The current $20.0 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2018, authorization for $18.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	5.5	31.1
Average price paid per share	$97.75	$70.25
Total amount paid for share repurchases	$539	$2,185
Share repurchases decreased $1.6 billion for the three months ended April 30, 2018, when compared to the same period in the previous year, primarily due to suspended repurchases in anticipation of the Flipkart announcement.
Capital Resources
We intend to fund the acquisition of Flipkart with a combination of newly issued debt and cash on hand.  We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At April 30, 2018, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," our existing FCPA investigation and related matters and possible effects of those matters on Walmart's business. In that Note 9, we also discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against ASDA. Further, in that Note 9, we also discuss, under the sub-caption "National Prescription Opiate Litigation", the national prescription opiate litigation including certain risks arising therefrom. We also discuss various legal proceedings related to the FCPA investigation, ASDA Equal Value Claims, and National Prescription Opiate Litigation, in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates or currency exchange rates, as well as changes in the market value of our investments. Our market risks at April 30, 2018, are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.
Interest Rate Risk
At April 30, 2018, the fair value of our derivative instruments decreased approximately $0.1 billion since January 31, 2018, primarily due to fluctuations in market interest rates and currency rates during the three months ended April 30, 2018.
Foreign Currency Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK and Mexico were the primary cause of the $1.3 billion net gain for the three months ended April 30, 2018, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
We are exposed to changes in the JD.com ("JD") stock price as a result of our equity investment in JD. At April 30, 2018, the fair value of our equity investment in JD was $5.3 billion. Since February 1, 2018, when we adopted the new financial instrument accounting standard, the fair value decreased approximately $1.8 billion due to a decrease in the stock price of JD.
The information concerning market risk under the sub-caption "Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the parts of our Annual Report to Shareholders for the fiscal year ended January 31, 2018, which is incorporated in and included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
There has been no change in the Company's internal control over financial reporting as of April 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings,". We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") which includes sixty-nine (69) cases as of May 30, 2018; Thirty-one (31) cases are in the process of being transferred to the MDL or have remand motions pending; There are fourteen (14) additional state cases pending as of May 30, 2018: Board of County Commissioners of Ottawa County, Oklahoma v. Purdue Pharma LP, et al., Okla. Dist. Ct., Ottawa Cty., 4/24/2018; Board of County Commissioners of Delaware County, Oklahoma v. Purdue Pharma LP, et al., Okla. Dist. Ct., Del. Cty., 4/24/2018; Levy County v. Purdue Pharma L.P., et al., Fl. Cir. Ct., 8th Jud. Cir., Levy Cty., 4/9/2018; Palm Beach County v. Purdue Pharma, L.P., et al., Fl. Cir. Ct., 15th Jud. Cir., Palm Beach Cty., 4/5/2018; Cty. of Greenville v. Rite Aid of S.C., Inc., et al., SC Ct. of Common Pleas, 13th Judicial Dist., 3/5/2018; Odyssey House La., Inc. v. Morris & Dickson Co., et al., LA Civil Dist. Ct., New Orleans Parish, 2/6/2018; Brooke Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Hancock Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Harrison Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Lewis Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Marshall Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Ohio Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Tyler Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017; Wetzel Cty. Comm'n v. Purdue Pharma L.P., et al., WV Circuit Ct., Marshall County, 12/13/2017.
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
On March 6, 2018, the Ecology Protection Prosecutor of the State of Guerrero (Procuraduría de Protección Ecológica de Guerrero) in Mexico imposed a fine of $474,091 for the absence of an Environmental Impact Authorization License of the waste management plan, related to the 12 stores located in that State. The Company plans to challenge the fine before an administrative court.
On January 25, 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine at a trial before an administrative court.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2018 were made under the plan in effect at the beginning of the fiscal year. The current $20.0 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2018, authorization for $18.3 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2018, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1-28, 2018	5,225,381	$97.20	5,225,381	$18.3
March 1-31, 2018	—	—	—	18.3
April 1-30, 2018	—	—	—	18.3
Total	5,225,381		5,225,381
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2018, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2019; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to the anticipated impacts to the operations of the Company's Walmart International segment regarding the announced Asda, Flipkart and Walmart Brazil transactions.;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that domestic liquidity needs will be met through funding sources other than earnings held outside of the United States, Walmart's intent with respect to its reinvestment of such earnings in its foreign operations, its need to repatriate such earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2019; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	Walmart's need to repatriate earnings held outside of the United States and changes in U.S. and international tax regulations;

•	customer traffic and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce websites, mobile apps, programs and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	new methods of delivery of purchased merchandise to customers;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related costs, including the adequacy of our accrual for the FCPA matter;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded or relocated units;

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

•
adoption or creation of new, and modification of existing, governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere and actions with respect to such policies, programs and initiatives;

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
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.
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

WALMART INC.

Date: June 4, 2018	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2018	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 4, 2018	By:	/s/ David M. Chojnowski
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

Exhibit 3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Report on Form 8-K that the Company filed on February 1, 2018 (File No. 001-06991)

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99
The information incorporated by reference in Part I, Item 3 of this Quarterly Report on Form 10-Q is incorporated herein by reference to the material set forth under the sub-caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2018, as filed with the SEC.

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