Form 10-Q
period 2018-07-31
Walmart Inc.
filed 2018-09-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,928,734,576 shares of common stock outstanding as of September 4, 2018.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Revenues:
Net sales	$127,059	$121,949	$248,689	$238,475
Membership and other income	969	1,406	2,029	2,422
Total revenues	128,028	123,355	250,718	240,897
Costs and expenses:
Cost of sales	95,571	91,521	187,278	179,209
Operating, selling, general and administrative expenses	26,707	25,865	52,536	50,482
Operating income	5,750	5,969	10,904	11,206
Interest:
Debt	460	522	897	1,028
Capital lease and financing obligations	94	91	187	183
Interest income	(51)	(38)	(94)	(73)
Interest, net	503	575	990	1,138
Loss on extinguishment of debt	—	788	—	788
Other (gains) and losses	4,849	—	6,694	—
Income before income taxes	398	4,606	3,220	9,280
Provision for income taxes	1,125	1,502	1,671	3,024
Consolidated net income (loss)	(727)	3,104	1,549	6,256
Consolidated net income attributable to noncontrolling interest	(134)	(205)	(276)	(318)
Consolidated net income (loss) attributable to Walmart	$(861)	$2,899	$1,273	$5,938

Net income (loss) per common share:
Basic net income (loss) per common share attributable to Walmart	$(0.29)	$0.96	$0.43	$1.97
Diluted net income (loss) per common share attributable to Walmart	(0.29)	0.96	0.43	1.96

Weighted-average common shares outstanding:
Basic	2,946	3,008	2,948	3,021
Diluted	2,946	3,021	2,963	3,034

Dividends declared per common share	$—	$—	$2.08	$2.04
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2018	2017	2018	2017
Consolidated net income (loss)	$(727)	$3,104	$1,549	$6,256
Consolidated net income attributable to noncontrolling interest	(134)	(205)	(276)	(318)
Consolidated net income (loss) attributable to Walmart	(861)	2,899	1,273	5,938

Other comprehensive income (loss), net of income taxes
Currency translation and other	(2,685)	1,026	(1,220)	2,185
Net investment hedges	193	(36)	261	(149)
Cash flow hedges	(155)	115	(232)	143
Minimum pension liability	9	27	52	32
Unrealized gain on available-for-sale securities	—	727	—	1,208
Other comprehensive income (loss), net of income taxes	(2,638)	1,859	(1,139)	3,419
Other comprehensive (income) loss attributable to noncontrolling interest	290	(5)	127	(287)
Other comprehensive income (loss) attributable to Walmart	(2,348)	1,854	(1,012)	3,132

Comprehensive income (loss), net of income taxes	(3,365)	4,963	410	9,675
Comprehensive (income) loss attributable to noncontrolling interest	156	(210)	(149)	(605)
Comprehensive income (loss) attributable to Walmart	$(3,209)	$4,753	$261	$9,070
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,840	$6,756	$6,469
Receivables, net	5,002	5,614	5,395
Inventories	41,985	43,783	43,442
Prepaid expenses and other	3,543	3,511	1,457
Total current assets	66,370	59,664	56,763
Property and equipment:
Property and equipment	182,524	185,154	183,545
Less accumulated depreciation	(78,505)	(77,479)	(75,375)
Property and equipment, net	104,019	107,675	108,170
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,545	12,703	12,581
Less accumulated amortization	(5,547)	(5,560)	(5,398)
Property under capital lease and financing obligations, net	6,998	7,143	7,183

Goodwill	17,840	18,242	18,037
Other long-term assets	10,835	11,798	11,413
Total assets	$206,062	$204,522	$201,566

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$444	$5,257	$3,262
Accounts payable	43,128	46,092	42,389
Dividends payable	3,057	—	3,057
Accrued liabilities	22,846	22,122	19,686
Accrued income taxes	424	645	505
Long-term debt due within one year	1,090	3,738	3,254
Capital lease and financing obligations due within one year	694	667	658
Total current liabilities	71,683	78,521	72,811

Long-term debt	44,958	30,045	33,706
Long-term capital lease and financing obligations	6,610	6,780	6,763
Deferred income taxes and other	8,999	8,354	9,240

Commitments and contingencies

Equity:
Common stock	294	295	299
Capital in excess of par value	2,710	2,648	2,352
Retained earnings	80,810	85,107	84,838
Accumulated other comprehensive loss	(12,629)	(10,181)	(11,100)
Total Walmart shareholders' equity	71,185	77,869	76,389
Noncontrolling interest	2,627	2,953	2,657
Total equity	73,812	80,822	79,046
Total liabilities and equity	$206,062	$204,522	$201,566
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	1,273	—	1,273	276	1,549
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,012)	(1,012)	(127)	(1,139)
Cash dividends declared ($2.08 per share)	—	—	—	(6,121)	—	(6,121)	—	(6,121)
Purchase of Company stock	(21)	(2)	(56)	(1,816)	—	(1,874)	—	(1,874)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(480)	(480)
Other	4	1	118	6	—	125	6	131
Balances as of July 31, 2018	2,935	$294	$2,710	$80,810	$(12,629)	$71,185	$2,627	$73,812
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2018	2017
Cash flows from operating activities:
Consolidated net income	$1,549	$6,256
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,332	5,169
Unrealized (gains) and losses	1,939	—
(Gains) and losses for disposal of business operations	4,755	—
Deferred income taxes	(117)	94
Loss on extinguishment of debt	—	788
Other operating activities	469	(16)
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	257	585
Inventories	441	233
Accounts payable	(1,588)	535
Accrued liabilities	(1,702)	(1,720)
Accrued income taxes	(240)	(564)
Net cash provided by operating activities	11,095	11,360

Cash flows from investing activities:
Payments for property and equipment	(4,282)	(4,423)
Proceeds from the disposal of property and equipment	205	212
Proceeds from the disposal of certain operations	—	1,012
Payments for business acquisitions, net of cash acquired	—	(363)
Other investing activities	(351)	20
Net cash used in investing activities	(4,428)	(3,542)

Cash flows from financing activities:
Net change in short-term borrowings	(4,761)	2,144
Proceeds from issuance of long-term debt	15,851	1,503
Repayments of long-term debt	(3,050)	(3,400)
Premiums paid to extinguish debt	—	(777)
Dividends paid	(3,067)	(3,088)
Purchase of Company stock	(1,844)	(4,447)
Dividends paid to noncontrolling interest	(171)	(473)
Purchase of noncontrolling interest	—	(8)
Other financing activities	(478)	(85)
Net cash provided by (used in) financing activities	2,480	(8,631)

Effect of exchange rates on cash, cash equivalents and restricted cash	(299)	432

Net increase (decrease) in cash, cash equivalents and restricted cash	8,848	(381)
Cash, cash equivalents and restricted cash at beginning of year	7,014	7,144
Cash, cash equivalents and restricted cash at end of period	$15,862	$6,763
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of July related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Reclassifications
Certain reclassifications have been made to previous fiscal year amounts and balances to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated operating income or net income.
Inventories
At July 31, 2018 and January 31, 2018, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Fair Value Measurement
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments–Overall (Topic 825), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments ("ASU 2016-01"). The Company adopted this ASU on February 1, 2018, which primarily impacted the Company's accounting for its investment in JD.com ("JD") and resulted in a positive adjustment to retained earnings of approximately $2.6 billion, net of tax, based on the market value of the Company's investment in JD at January 31, 2018. The adoption requires changes in fair value of the Company's investment in JD to be recorded in the Condensed Consolidated Statement of Income.
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
Gift Cards
Customer purchases of gift cards, to be utilized at the Company's stores or eCommerce websites, are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise indefinitely. Gift cards in some countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed balances and recognizes revenue for these amounts in membership and other income in the Company's Condensed Consolidated Statements of Income over the expected redemption period. Management periodically reviews and updates its estimates.
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
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	As of July 31, 2018
Assets:
Receivables from transactions with customers, net	$1,554

Liabilities:
Deferred gift card revenue	$1,853
The deferred gift card revenue liability was $2.0 billion at January 31, 2018.
Income Taxes
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), in response to the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company recorded a provisional benefit, as allowed by SAB 118, of $207 million during fiscal 2018 and an additional provisional expense of $123 million and benefit of $19 million during the three and six months ended July 31, 2018, respectively. The adjustments to the provisional amounts are related to refinements of the transition tax for changes in assumptions.
The Tax Act created a new requirement that certain income (i.e., global intangible low-taxed income or "GILTI") earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs’ U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is not yet able to reasonably estimate the long-term effects of this provision. Therefore, the Company has not yet recorded any potential deferred tax effects related to GILTI in the Condensed Consolidated Financial Statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in the annual effective tax rate for fiscal 2019.
The Company has previously asserted all its unremitted earnings offshore were permanently reinvested. In the second quarter of fiscal 2019, the Company changed its repatriation assertion for certain historical and fiscal 2019 earnings. The Company now plans to repatriate approximately $5 billion of cash at a cost of approximately $80 million. The tax cost of repatriating historical earnings was recorded as a discrete tax charge in the current quarter, while the tax cost of repatriating current year earnings was included in the annualized effective tax rate.  The Company is continuing its analysis and awaits anticipated technical guidance surrounding any potential repatriation plans beyond fiscal 2019. Final determination and disclosure will be made as more information is received, including guidance from the IRS and Treasury.
In addition to the GILTI and repatriation evaluations, management is also still evaluating the Tax Act with respect to the deferred tax remeasurement, transition tax and certain policy elections. The ultimate impacts of the Tax Act may differ from provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, and additional regulatory guidance that may be issued. The Company expects to continue to revise the provisional amounts during the allowable measurement period of one year from the enactment as the Company refines its analysis of the new rules and as new guidance is issued.
In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The Company adopted this ASU on February 1, 2018, which resulted in an immaterial adjustment to retained earnings.
The Company's U.S. statutory tax rate is 21%. The Company's effective income tax rate was 283% and 52% for the three and six months ended July 31, 2018, respectively. The loss related to the sale of a majority stake in the Company's retail operations in Brazil ("Walmart Brazil") increased the effective tax rate 227% and 28% for the three and six months ended July 31, 2018, respectively, as it provided minimal realizable tax benefit. Additionally, for the three months ended July 31, 2018, the adjustment in the provisional amount recorded related to the Tax Act increased the effective tax rate by 31%.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash (Topic 230), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The Company adopted this ASU on February 1, 2018. Restricted cash held outside of cash and cash equivalents is primarily recorded in other-long term assets in the Condensed Consolidated Balance Sheets and was $22 million as of July 31, 2018 and was approximately $0.3 billion as of January 31, 2018 and July 31, 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  Certain qualitative and quantitative disclosures are also required.  The Company will adopt this ASU and related amendments on February 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  Management is implementing new lease systems in connection with the adoption of this ASU; however, these systems are still being developed to comply with the new ASU.
Although management continues to evaluate the effect to the Company's Condensed Consolidated Financial Statements and disclosures, management currently estimates total assets and liabilities will increase approximately $14 billion to $18 billion upon adoption, before considering deferred taxes.  This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio and discount rates as of the adoption date.  Management does not expect a material impact to the Company’s Condensed Consolidated Statements of Income or Cash Flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's Condensed Consolidated Financial Statements and disclosures.

Note 2. Net Income or Loss Per Common Share
Basic net income or loss per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income or loss per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2018 and 2017. Further, the calculation of diluted net loss per common share attributable to Walmart for the three months ended July 31, 2018 does not include the effect of stock options and other share-based awards as their inclusion would be anti-dilutive, as it would reduce the net loss per common share. The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Numerator
Consolidated net income (loss)	$(727)	$3,104	$1,549	$6,256
Consolidated net income attributable to noncontrolling interest	(134)	(205)	(276)	(318)
Consolidated net income (loss) attributable to Walmart	$(861)	$2,899	$1,273	$5,938

Denominator
Weighted-average common shares outstanding, basic	2,946	3,008	2,948	3,021
Dilutive impact of stock options and other share-based awards	—	13	15	13
Weighted-average common shares outstanding, diluted	2,946	3,021	2,963	3,034

Net income (loss) per common share attributable to Walmart
Basic	$(0.29)	$0.96	$0.43	$1.97
Diluted	(0.29)	0.96	0.43	1.96

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the six months ended July 31, 2018:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018(1) (2)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net(1)	(1,093)	—	261	(257)	29	(1,060)
Reclassifications to income, net(1)	—	—	—	25	23	48
Balances as of July 31, 2018	$(13,140)	$—	$1,384	$(82)	$(791)	$(12,629)
(1) Income tax impact is immaterial
(2) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income, and amounts reclassified for the minimum pension liability are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S., committed with 22 financial institutions, used to support its commercial paper program. In May 2018, the Company renewed and extended its existing five year credit facility of $5.0 billion and renewed and extended its 364-day revolving credit facility and increased it to $10.0 billion from $7.5 billion. In total, the Company has committed lines of credit in the U.S. of $15.0 billion at July 31, 2018 and $12.5 billion at January 31, 2018, all undrawn.

The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	15,851	15,851
Repayments of long-term debt	(3,029)	(21)	(3,050)
Reclassifications of long-term debt	364	(364)	—
Other	17	(553)	(536)
Balances as of July 31, 2018	$1,090	$44,958	$46,048
Debt Issuances
Information on long-term debt issued during the six months ended July 31, 2018, to fund a portion of the purchase price for the Flipkart acquisition discussed in Note 10 and for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
June 27, 2018	750 USD	June 23, 2020	Floating	Floating	$748
June 27, 2018	1,250 USD	June 23, 2020	Fixed	2.850%	1,247
June 27, 2018	750 USD	June 23, 2021	Floating	Floating	748
June 27, 2018	1,750 USD	June 23, 2021	Fixed	3.125%	1,745
June 27, 2018	2,750 USD	June 26, 2023	Fixed	3.400%	2,740
June 27, 2018	1,500 USD	June 26, 2025	Fixed	3.550%	1,490
June 27, 2018	2,750 USD	June 26, 2028	Fixed	3.700%	2,725
June 27, 2018	1,500 USD	June 28, 2038	Fixed	3.950%	1,473
June 27, 2018	3,000 USD	June 29, 2048	Fixed	4.050%	2,935
Total					$15,851
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
Maturities
The following table provides details of debt repayments during the six months ended July 31, 2018:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 15, 2018	1,250 USD	Fixed	5.800%	$1,250
April 11, 2018	1,250 USD	Fixed	1.125%	1,250
June 1, 2018	500 USD	Floating	5.498%	500
Various	50 USD	Various	Various	50
Total repayment of matured debt				$3,050
Annual maturities of long-term debt for the remainder of fiscal 2019, the next five years and thereafter are as follows:

(Amounts in millions)
Fiscal year	Maturities
Remainder of 2019	$699
2020	1,875
2021	5,326
2022	3,086
2023	2,851
Thereafter	32,211
Total	$46,048

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
The Company has equity investments, primarily its investment in JD, measured at fair value on a recurring basis included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet. Beginning in fiscal 2019 due to the adoption of the new financial instrument standard, changes in fair value are recorded in other gains and losses on the Condensed Consolidated Statements of Income. Additional detail about the Company's two portions of the investment in JD are as follows:

•
The purchased portion of the investment in JD measured using Level 1 inputs, which prior to fiscal 2019 was classified as available-for-sale with changes in fair value recognized through other comprehensive income; and

•
The portion of the investment in JD received in exchange for selling certain assets related to Yihaodian, the Company's former eCommerce operations in China, measured using Level 2 inputs. Fair value is determined primarily using quoted prices in active markets for similar assets. Prior to fiscal 2019, the investment was carried at cost.

Information for the cost basis, carrying value and fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Cost Basis	Carrying Value as of January 31, 2018	Fair Value as of February 1, 2018		Fair Value as of July 31, 2018
Investment in JD measured using Level 1 inputs	$1,901	$3,547	$3,547	(1)	$2,584
Investment in JD measured using Level 2 inputs	1,490	1,490	3,559	(2)	2,590
Total	$3,391	$5,037	$7,106		$5,174	(3)
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
(3) The decreases in fair value for the three and six months ended July 31, 2018 of $0.1 billion and $1.9 billion, respectively, were recognized in net income and included in other gains and losses in the Company's Condensed Consolidated Statements of Income.
The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2018 and January 31, 2018, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2018		January 31, 2018
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$(145)	$4,000	$(91)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	318	2,250	208
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,236	(102)	4,523	205
Total	$10,486	$71	$10,773	$322
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
As discussed in Note 10, the Company met the criteria to recognize Walmart Brazil as held for sale in the second quarter of fiscal 2019. Prior to meeting the held for sale criteria, the carrying values of the long-lived assets were concluded to be recoverable based upon cash flows expected to be generated over the assets' useful lives. When the sale of Walmart Brazil became probable, the Company reclassified the related assets and liabilities to held for sale and measured the disposal group at fair value, less costs to sell. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. These assets were fully impaired during the second quarter of fiscal 2019 as the carrying value of the disposal group exceeded the fair value, less costs to sell. This impairment charge was included in the $4.8 billion loss recorde

d in other gains and losses in the Company's Condensed Consolidated Statements of Income as part of the Walmart International segment for the three and six months ended July 31, 2018.
For the fiscal year ended January 31, 2018, the Company recorded impairment charges related to assets measured at fair value on a non-recurring basis of approximately $1.4 billion primarily related to the following:

•
in the Sam's Club segment, $0.6 billion for restructuring charges for the Sam's Club closures for underperforming stores; the impaired assets consisted primarily of buildings and related store fixtures, and leased assets of its retail operations;

•
in the Walmart International segment, $0.2 billion for restructuring charges for the wind-down of the Brazil first-party eCommerce business; the impaired assets consisted primarily of fixtures and equipment; and

•	immaterial discontinued real estate projects in the Walmart U.S. and Sam's Club segments and decisions to exit certain international properties in the Walmart International segment.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2018 and January 31, 2018, are as follows:

	July 31, 2018		January 31, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$46,048	$49,817	$33,783	$38,766

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $224 million and $279 million at July 31, 2018 and January 31, 2018, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at July 31, 2018 or January 31, 2018. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At July 31, 2018 and January 31, 2018, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at July 31, 2018 and January 31, 2018, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
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
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2018			January 31, 2018
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$—	$318	$121	$—	$208	$300

Derivative liabilities:
Deferred income taxes and other	145	—	223	91	—	95

Nonderivative hedging instruments
Long-term debt	—	3,836	—	—	4,041	—

Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and six months ended July 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2018, authorization for $16.9 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	20.8	60.6
Average price paid per share	$88.81	$73.38
Total amount paid for share repurchases	$1,844	$4,447

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

The dividend installments payable on April 2, 2018, June 4, 2018, and September 4, 2018 were paid as scheduled.
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
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 26,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in Asda's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.

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
National Prescription Opiate Litigation and Related Matters
In December 2017, the United States Judicial Panel on Multidistrict Litigation ordered numerous lawsuits filed against a wide array of defendants by various plaintiffs be consolidated, including counties, cities, healthcare providers, Native American tribes, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have been filed in state courts by various counties and municipalities; by health care providers; and by various Native American Tribes. The relief sought by various plaintiffs is compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from such claims. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing practices involving the sale of opioids. The Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The Company has also been conducting a voluntary global review of its policies, practices and internal controls for anti-corruption compliance. The Company is engaged in strengthening its global anti-corruption compliance program through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance program, the Audit Committee and the Company have identified or been made aware of additional allegations regarding potential violations of the FCPA. When such allegations have been reported or identified, the Audit Committee and the Company, together with their third party advisors, have conducted inquiries and when warranted based on those inquiries, opened investigations. Inquiries or investigations regarding allegations of potential FCPA violations were commenced in a number of foreign markets where the Company operates or has operated, including, but not limited to, Brazil, China and India.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and six months ended July 31, 2018 and 2017, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2018	2017	2018	2017
Ongoing inquiries and investigations	$5	$7	$8	$20
Global compliance program and organizational enhancements	3	5	7	8
Total	$8	$12	$15	$28
The Company does not presently believe that these matters, including the Accrual (and the payment of the Accrual at some point-in-time in the future), will have a material adverse effect on its business, financial position, results of operations or cash flows, although given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business, financial position, results of operations or cash flows in the future.

Note 10. Acquisitions, Disposals and Subsequent Events
The following significant transactions impact, or are expected to impact, the operations of the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Walmart Brazil
In June 2018, the Company agreed to sell an 80 percent stake of Walmart Brazil to Advent International ("Advent"). Under the terms, the Company may receive up to $250 million in contingent consideration, Advent will contribute additional capital to the business over a three-year period, and Walmart agreed to indemnify Advent for a fixed amount of certain pre-closing tax and legal contingencies and other matters ("the Indemnity").  As a result, the disposal group was classified as held for sale in the second quarter of fiscal 2019 and consisted of the following:

•	Assets of $3.3 billion, which were fully impaired as discussed in Note 5 upon meeting the held for sale criteria;

•
Liabilities of $1.3 billion, consisting of $0.7 billion in accounts payable and accrued liabilities, $0.1 billion of capital lease and financing obligations, and $0.5 billion of deferred taxes and other long-term liabilities, which were reclassified to accrued liabilities upon meeting the held for sale criteria; and

•	Cumulative foreign currency translation loss of $2 billion, which will be reclassified from accumulated other comprehensive income in the third quarter of fiscal 2019 upon closure of the sale.
The carrying value of the disposal group exceeded the fair value less costs to sell, and as a result, the Company recorded a pre-tax net loss of approximately $4.8 billion in other gains and losses in the Company's Condensed Consolidated Statement of Income in the second quarter of fiscal 2019. In calculating the loss, the fair value of the disposal group was reduced by approximately $800 million related to the estimated value of the Indemnity.
The sale was completed in August 2018. As a result, beginning in the third quarter of fiscal 2019, the Company will deconsolidate the financial statements of Walmart Brazil and account for its remaining 20 percent ownership interest, determined to have no initial value, using the equity method of accounting.

Flipkart
In August 2018, the Company acquired approximately 77 percent of the outstanding shares of Flipkart Group ("Flipkart"), an Indian-based eCommerce marketplace, for approximately $16 billion of cash, which includes $2 billion of new equity funding. The acquisition increases the Company's investment in India, a large, growing economy. To finance the acquisition, the Company used a combination of cash provided by long-term debt as discussed in Note 4 and cash on hand.  Beginning in the third quarter of fiscal 2019, the Company will consolidate the financial statements of Flipkart, using a one-month lag, with the Company's Condensed Consolidated Financial Statements. Given the recent closure of the transaction, the Company is in the initial stages of the process to allocate the purchase price of Flipkart and does not yet have an initial allocation available. The Company currently expects the majority of the purchase price to be allocated to trade names and goodwill.
Asda
In April 2018, the Company entered into a definitive agreement and announced the proposed combination of J Sainsbury plc and Asda Group Limited ("Asda Group"), the Company's wholly owned UK retail subsidiary. Under the terms of the combination, the Company would receive approximately 42 percent of the share capital of the combined company. In addition, the Company would receive approximately £3 billion in cash, subject to customary closing adjustments, and retain obligations under the Asda Group defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of July 31, 2018. Upon the transaction closing, the Company would deconsolidate the financial statements of Asda Group and account for the ongoing investment in the combined company using the equity method of accounting.
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

Note 11. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Brazil, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services entity-wide.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2018	2017	2018	2017
Net sales:
Walmart U.S.	$82,815	$78,738	$160,563	$154,174
Walmart International	29,454	28,331	59,714	55,428
Sam's Club	14,790	14,880	28,412	28,873
Net sales	$127,059	$121,949	$248,689	$238,475

Operating income by segment, as well as operating loss for corporate and support, interest, net, loss on extinguishment of debt and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2018	2017	2018	2017
Operating income (loss):
Walmart U.S.	$4,479	$4,417	$8,406	$8,469
Walmart International	1,269	1,568	2,534	2,707
Sam's Club	402	391	727	790
Corporate and support	(400)	(407)	(763)	(760)
Operating income	5,750	5,969	10,904	11,206
Interest, net	503	575	990	1,138
Loss on extinguishment of debt	—	788	—	788
Other (gains) and losses	4,849	—	6,694	—
Income before income taxes	$398	$4,606	$3,220	$9,280
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Walmart U.S. net sales by merchandise category
Grocery	$45,991	$89,851
General merchandise	27,305	51,479
Health and wellness	8,837	17,965
Other categories	682	1,268
Total	$82,815	$160,563
Of Walmart U.S.'s total net sales, approximately $3.5 billion and $6.6 billion related to eCommerce for the three and six months ended July 31, 2018, respectively.

(Amounts in millions)	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Walmart International net sales by market
Mexico and Central America	$7,510	$15,194
United Kingdom	7,650	15,165
Canada	4,703	8,957
China	2,480	5,685
Other	7,111	14,713
Total	$29,454	$59,714
Of International's total net sales, approximately $1.0 billion and $1.9 billion related to eCommerce for the three and six months ended July 31, 2018, respectively.

(Amounts in millions)	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Sam’s Club net sales by merchandise category
Grocery and consumables	$8,585	$16,597
Fuel, tobacco and other categories	3,261	6,180
Home and apparel	1,398	2,600
Health and wellness	789	1,590
Technology, office and entertainment	757	1,445
Total	$14,790	$28,412
Of Sam's Club's total net sales, approximately $0.7 billion and $1.2 billion related to eCommerce for the three and six months ended July 31, 2018, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Walmart Inc. ("Walmart," the "Company," "our," or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores and through eCommerce. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping into an omni-channel offering that saves time for our customers. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail, or eCommerce, is comprised of our eCommerce websites, mobile commerce applications and transactions involving both an eCommerce platform and a physical format, which we refer to as omni-channel. As of July 31, 2018 and prior to the sale of a majority stake of our retail operations in Brazil ("Walmart Brazil") discussed below, each week we served nearly 270 million customers who visit our more than 11,700 stores and numerous eCommerce websites under 65 banners in 28 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers. Our physical and digital presence, in which we are investing to integrate into a seamless omni-channel, provides customers convenient access to our broad assortment anytime and anywhere. We strive to give our customers and members a great shopping experience through whichever shopping method they prefer.
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

Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Recently, we took some strategic actions to further position our portfolio for long-term growth, including:

•
Acquisition of approximately 77 percent of the outstanding shares of Flipkart Group ("Flipkart"), an Indian-based eCommerce marketplace, in August 2018 for approximately $16 billion in cash (the "Flipkart Acquisition"). Beginning in the third quarter of fiscal 2018, we will consolidate the financial statements of Flipkart using a one-month lag. Given the recent closure of the transaction, we are in the initial stages of the process to allocate the purchase price of Flipkart and do not yet have an initial allocation available. We currently expect the majority of the purchase price to be allocated to trade names and goodwill. We also expect the ongoing operations of Flipkart to negatively impact fiscal 2019 and 2020 net income, including additional interest expense due to the long-term debt issuance in the second quarter of of fiscal 2019.

•
Proposed combination of J Sainsbury plc and Asda Group Limited ("Asda"), our wholly owned United Kingdom retail subsidiary. Under the terms, we would receive approximately 42 percent of the share capital of the combined company and approximately £3.0 billion in cash, subject to customary closing adjustments, while retaining obligations under the Asda defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of July 31, 2018. Upon meeting the held for sale classification criteria for the disposal group, we expect to recognize a loss, the amount of which may fluctuate based on the changes in the value of share capital received and foreign exchange rates.

•
Divestiture of 80 percent of Walmart Brazil to Advent International (“Advent”) in August 2018.  We may receive up to $250 million in contingent consideration, Advent will contribute additional capital to the business over a three-year period, and we agreed to indemnify Advent for a fixed amount of certain pre-closing tax and legal contingencies and other matters.  When the sale became probable, we recorded a pre-tax net loss of approximately $4.8 billion in the second quarter of fiscal 2019.

•
Proposed divestitures of the banking operations in Walmart Canada and Walmart Chile, both classified as held for sale as of July 31, 2018, and subject to closing procedures, consistent with our focus on core retail capabilities.

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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2019 ("fiscal 2019") and the fiscal year ended January 31, 2018 ("fiscal 2018"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2018, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2018, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report of Form 10-K for the year ended January 31, 2018 incorporated by reference.
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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2018, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	4.7%	1.7%	0.2%	0.1%	3.5%	1.4%	0.1%	0.1%
Sam's Club	7.6%	1.5%	2.6%	0.2%	6.5%	1.8%	2.1%	0.8%
Total U.S.	5.1%	1.6%	0.5%	0.0%	4.0%	1.4%	0.5%	0.1%
Comparable sales in the U.S., including fuel, increased 5.1% and 4.0% for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. Total U.S. comparable sales were driven by strong comparable sales growth at both the Walmart U.S. and Sam's Club segments. The Walmart U.S. segment had growth of 4.7% and 3.5% for the three and six months ended July 31, 2018, respectively, driven by ticket and traffic growth, and aided by warmer weather in the second quarter. For the three and six months ended July 31, 2018, the Walmart U.S. segment's eCommerce sales positively impacted comparable sales by approximately 1.1% and 0.9%, respectively. Comparable sales at the Sam's Club segment were 7.6% and 6.5% for the three and six months ended July 31, 2018, respectively, driven by strong traffic, which is partially due to transfers of sales from our closed clubs to our existing clubs. The increase in comparable sales at the Sam's Club segment was partially offset by reduced tobacco sales. The Sam's Club segment's eCommerce sales positively impacted comparable sales by approximately 0.9% for both the three and six months ended July 31, 2018.

Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$127,059	$121,949	$248,689	$238,475
Percentage change from comparable period	4.2%	2.1%	4.3%	1.7%
Operating, selling, general and administrative expenses	$26,707	$25,865	$52,536	$50,482
Percentage change from comparable period	3.3%	2.6%	4.1%	2.4%
Operating, selling, general and administrative expenses as a percentage of net sales	21.0%	21.2%	21.1%	21.2%

For the three and six months ended July 31, 2018, we leveraged operating expenses, which decreased 19 and 4 basis points as a percentage of net sales when compared to the same periods in the previous fiscal year. The primary driver of the expense leverage was Walmart U.S. strong sales performance in conjunction with productivity improvements that more than offset investments in eCommerce and technology.
Strategic Capital Allocation
We are allocating more capital to store remodels, eCommerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2018	2017
Remodels	$1,117	$1,124
eCommerce, technology, supply chain and other	1,972	1,776
New stores and clubs, including expansions and relocations	182	520
Total U.S.	3,271	3,420
Walmart International	1,011	1,003
Total capital expenditures	$4,282	$4,423

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
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 2.9% and 6.7% for the trailing twelve months ended July 31, 2018 and 2017, respectively. The decline in ROA was primarily due to the decrease in consolidated net income over the trailing twelve months which was the result of the $4.5 billion net loss related to the sale of a majority stake in Walmart Brazil, losses on extinguishment of debt in the third and fourth quarters of fiscal 2018, losses on our JD.com investment, and restructuring and impairment charges in the fourth quarter of fiscal 2018. ROI was 13.8% and 15.0% for the trailing twelve months ended July 31, 2018 and 2017, respectively. The decline in ROI was due to the decrease in operating income over the trailing twelve months, which was primarily driven by the restructuring and impairment charges in the fourth quarter of fiscal 2018. Additionally, an increase in average total assets also contributed to the decline of ROI, primarily driven by our higher cash balance at July 31, 2018 as a result of our recent $15.9 billion net proceeds from issuance of long-term debt and changes in the value of our JD.com investment.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2018	2017
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$5,816	$13,444
Denominator
Average total assets(1)	$203,814	$199,726
Return on assets (ROA)	2.9%	6.7%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,135	$22,530
+ Interest income	173	127
+ Depreciation and amortization	10,692	10,344
+ Rent	3,064	2,608
= Adjusted operating income	$34,064	$35,609

Denominator
Average total assets(1)	$203,814	$199,726
+ Average accumulated depreciation and amortization(1)	82,413	77,752
- Average accounts payable(1)	42,759	41,146
- Average accrued liabilities(1)	21,266	19,669
+ Rent x 8	24,512	20,864
= Average invested capital	$246,714	$237,527
Return on investment (ROI)	13.8%	15.0%

	As of July 31,
	2018	2017	2016
Certain Balance Sheet Data
Total assets	$206,062	$201,566	$197,886
Accumulated depreciation and amortization	84,052	80,773	74,730
Accounts payable	43,128	42,389	39,902
Accrued liabilities	22,846	19,686	19,651

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in the same period. We had net cash provided by operating activities of $11.1 billion and $11.4 billion for the six months ended July 31, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of vendor payments, partially offset by a decrease in tax payments primarily as a result of the Tax Reform and Jobs Act of 2017 ("Tax Reform"). We generated free cash flow of $6.8 billion for the six months ended July 31, 2018, which was relatively flat compared to $6.9 billion for the six months ended July 31, 2017.
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

	Six Months Ended July 31,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$11,095	$11,360
Payments for property and equipment	(4,282)	(4,423)
Free cash flow	$6,813	$6,937

Net cash used in investing activities(1)	$(4,428)	$(3,542)
Net cash provided by (used in) financing activities	2,480	(8,631)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Total revenues	$128,028	$123,355	$250,718	$240,897
Percentage change from comparable period	3.8%	2.1%	4.1%	1.7%
Net sales	$127,059	$121,949	$248,689	$238,475
Percentage change from comparable period	4.2%	2.1%	4.3%	1.7%
Total U.S. calendar comparable sales increase	5.1%	1.6%	4.0%	1.4%
Gross profit margin as a percentage of net sales	24.8%	25.0%	24.7%	24.9%
Operating income	$5,750	$5,969	$10,904	$11,206
Operating income as a percentage of net sales	4.5%	4.9%	4.4%	4.7%
Other (gains) and losses	$4,849	—	$6,694	$—
Consolidated net income	$(727)	$3,104	$1,549	$6,256
Unit counts at period end	11,735	11,652	11,735	11,652
Retail square feet at period end	1,155	1,159	1,155	1,159
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $4.7 billion or 3.8% and $9.8 billion or 4.1% for the three and six months ended July 31, 2018. when compared to the same periods in the previous fiscal year. The increase in revenues for the three and six months ended July 31, 2018 was due to an increase in net sales, which was primarily due to overall positive comparable sales for Walmart U.S. and Sam's Club segments, as well as continued sales growth for the International segment, partially offset by club closures in the Sam's Club segment. Additionally, for the three and six months ended July 31, 2018, fluctuations in currency exchange rates positively impacted net sales by $0.2 billion and $2.2 billion, respectively.
Our gross profit rate decreased 17 and 16 basis points for the three and six months ended July 31, 2018, when compared to the same period in the previous fiscal year. The decrease for the three and six months ended July 31, 2018 was due to strategic price investments and higher transportation expense, mostly due to higher fuel costs and third-party transportation rates, at the Walmart U.S. segment.
Membership and other income decreased $0.4 billion for both the three and six months ended July 31, 2018, when compared to the same period in the previous fiscal year. The decreases in membership and other income were primarily due to the prior year recognition of a $387 million gain from the sale of Suburbia in our International Segment.
Operating expenses as a percentage of net sales decreased 19 and 4 basis points for the three and six months ended July 31, 2018, respectively, when compared to the same periods in the previous fiscal year, primarily because of the Walmart U.S. strong sales performance in conjunction with productivity improvements that more than offset investments in eCommerce and technology.
Other losses were $4.8 billion and $6.7 billion for the three and six months ended July 31, 2018, respectively. The loss for the three months ended July 31, 2018 is due to the $4.8 billion pre-tax loss related to the sale of a majority stake in Walmart Brazil. The remaining loss for the six months ended July 31, 2018 is due to the the decrease in the market value of our investment in JD.com.
Our effective income tax rate was 283% and 52% for the three and six months ended July 31, 2018, respectively, compared to 33% for each of the same periods in the previous fiscal year. Although the U.S. statutory rate was lowered due to tax reform, our effective income tax rate increased for the three and six months ended July 31, 2018. The loss related to the sale of a majority stake in Walmart Brazil increased the effective tax rate 227% and 28% for the three and six months ended July 31, 2018, respectively, as it provided minimal realizable tax benefit. Additionally, for the three months ended July 31, 2018, the adjustment in the provisional amount recorded related to the Tax Act increased the effective tax rate by 31%. Our effective income tax rate may also fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate.
Consolidated net income decreased $3.8 billion and $4.7 billion for three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year, primarily as a result of the loss related to the sale of a majority stake in Walmart Brazil. Diluted net loss per common share attributable to Walmart was $0.29 for the three months ended July 31, 2018, which represents a decline of $1.25 when compared to the same period in the previous fiscal year. Diluted net income per common share attributable to Walmart was $0.43 for the six months ended July 31, 2018, which represents a decline of $1.53 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$82,815	$78,738	$160,563	$154,174
Percentage change from comparable period	5.2%	3.3%	4.1%	3.1%
Calendar comparable sales increase	4.7%	1.7%	3.5%	1.4%
Operating income	$4,479	$4,417	$8,406	$8,469
Operating income as a percentage of net sales	5.4%	5.6%	5.2%	5.5%
Unit counts at period end	4,761	4,741	4,761	4,741
Retail square feet at period end	705	703	705	703
Net sales for the Walmart U.S. segment increased $4.1 billion or 5.2% and $6.4 billion or 4.1% for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. The increase in net sales for the three and six months ended July 31, 2018 was primarily due to increases in comparable sales of 4.7% and 3.5%, respectively, driven by ticket and traffic growth, and aided by warmer weather in the second quarter. Walmart U.S. eCommerce sales positively impacted comparable sales by approximately 1.1% and 0.9% for the three and six months ended July 31, 2018, respectively.
Gross profit rate decreased 34 and 29 basis points for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year, primarily due to price investments, higher transportation expenses resulting from higher fuel costs and third-party trucking rates, and the mix effects from our growing eCommerce operations.
Operating expenses as a percentage of net sales decreased 26 and 9 basis points for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year, primarily due to strong sales performance in conjunction with productivity improvements that more than offset investments in eCommerce and technology.
As a result of the factors discussed above, operating income increased $62 million and decreased $63 million for the three and six months ended July 31, 2018, respectively.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$29,454	$28,331	$59,714	$55,428
Percentage change from comparable period	4.0%	(1.0)%	7.7%	(2.3)%
Operating income	$1,269	$1,568	$2,534	$2,707
Operating income as a percentage of net sales	4.3%	5.5%	4.2%	4.9%
Unit counts at period end	6,377	6,250	6,377	6,250
Retail square feet at period end	370	368	370	368
Net sales for the Walmart International segment increased $1.1 billion or 4.0% and $4.3 billion or 7.7% for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. The increase in net sales for the three months ended July 31, 2018 was primarily due to positive comparable sales in the majority of our markets and $0.2 billion of positive impacts from fluctuations in currency exchange rates. These increases were partially offset by the timing of Easter and a reduction in net sales due to the wind down of the first party Brazil eCommerce operations. The increase in net sales for the six months ended July 31, 2018 was primarily due to $2.2 billion of positive impacts from fluctuations in currency exchange rates and positive comparable sales in the majority of our markets, partially offset by a reduction in net sales of approximately $330 million, due to divesting our Suburbia business, which occurred in the second quarter of fiscal 2018, and the wind down of the first party Brazil eCommerce operations.
Gross profit rate increased 11 basis points for the three months ended July 31, 2018 when compared to the same period in the previous fiscal year. The increase in the gross profit rate for the three months ended July 31, 2018 was primarily due to the timing of Easter in certain countries, partially offset by continued price investment. Gross profit rate was flat for the six months ended July 31, 2018, when compared to the same period in the previous fiscal year.
Membership and other income decreased $0.4 billion and $0.3 billion for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. The decreases in membership and other income were primarily due to the prior year recognition of a $387 million gain from the sale of Suburbia.
Operating expenses as a percentage of net sales increased 5 basis points for the three months ended July 31, 2018, when compared to the same period in the previous fiscal year. The increase in operating expenses as a percentage of net sales was primarily due to increased operating expense in Canada as a result of minimum wage legislative changes and omni-channel acceleration. Operating expense as a percentage of net sales remained relatively flat for the six months ended July 31, 2018, when compared to the same period in the previous fiscal year.
As a result of the factors discussed above, operating income decreased $299 million and $173 million for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year.

Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Including Fuel
Net sales	$14,790	$14,880	$28,412	$28,873
Percentage change from comparable period	(0.6)%	2.3%	(1.6)%	2.6%
Calendar comparable sales increase	7.6%	1.5%	6.5%	1.8%
Operating income	$402	$391	$727	$790
Operating income as a percentage of net sales	2.7%	2.6%	2.6%	2.7%
Unit counts at period end	597	661	597	661
Retail square feet at period end	80	89	80	89

Excluding Fuel (1)
Net sales	$13,293	$13,725	$25,673	$26,634
Percentage change from comparable period	(3.1)%	2.1%	(3.6)%	1.7%
Operating income	$369	$355	$682	$746
Operating income as a percentage of net sales	2.8%	2.6%	2.7%	2.8%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment decreased $90 million or 0.6% and $461 million or 1.6% for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. The decrease in net sales for the three and six months ended was primarily due to the net closure of 64 clubs in the comparable period, as well as reduced tobacco sales. The decrease in net sales was partially offset by an increase in comparable sales, which were benefited by transfers of sales from our closed clubs to our existing clubs and increases of $342 million and $500 million in fuel sales from higher fuel prices and increased gallons sold for the three and six months ended July 31, 2018, respectively. Additionally, eCommerce sales positively impacted comparable sales by approximately 0.9% for both the three and six months ended July 31, 2018.
Gross profit rate decreased 51 and 43 basis points for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. Gross profit for both the three and six months ended July 31, 2018 was impacted by reduced margin on fuel sales, caused by fuel cost inflation, as well as increased shrink, higher transportation costs and increased shipping costs at samsclub.com.
Membership and other income increased 1.2% and 0.1% for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. The increase was primarily due to an increase in membership income driven by an increase in Plus memberships. The increase during the three and six months ended July 31, 2018 was partially offset by lower recycling income when compared to the same periods in the previous fiscal year.
Operating expenses as a percentage of segment net sales decreased 57 and 21 basis points for the three and six months ended July 31, 2018, respectively, when compared to the same period in the previous fiscal year. This improvement in operating expense leverage was benefited by higher fuel sales in both periods. Operating expense leverage for the three months ended July 31, 2018 was also benefited by a $50 million impairment charge recorded in the comparable period related to certain assets and our decision to close four underperforming clubs. However, operating expense leverage for the six months ended July 31, 2018 was impacted by charges related to the exit of leased clubs, which were closed as part of the club closures in fiscal 2018.
As a result of the factors discussed above, operating income increased $11 million for the three months ended July 31, 2018 and decreased $63 million for the six months ended July 31, 2018 when compared to the same period in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$11,095	$11,360
Net cash provided by operating activities was $11.1 billion and $11.4 billion for the six months ended July 31, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was due to timing of vendor payments, offset by a decrease in tax payments primarily as a result of Tax Reform.
Cash Equivalents and Working Capital
Cash and cash equivalents were $15.8 billion and $6.5 billion at July 31, 2018 and 2017, respectively. Our working capital deficit was $5.3 billion and $16.0 billion at July 31, 2018 and 2017, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases. The reduced working capital deficit at July 31, 2018 compared to July 31, 2017 was due to a higher cash balance from the $15.9 billion net proceeds from issuance of long-term debt to fund a portion of the purchase price for the Flipkart Acquisition and for general corporate purposes.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We previously asserted all our unremitted earnings offshore were permanently reinvested. In the second quarter of fiscal 2019, we changed our repatriation assertion for certain historical and fiscal 2019 earnings. We now plan to repatriate approximately $5 billion of cash at a cost of approximately $80 million. The tax cost of repatriating historical earnings was recorded as a discrete tax charge in the current quarter, while the tax cost of repatriating current year earnings was included in the annualized effective tax rate.  We are continuing our analysis and await anticipated technical guidance surrounding any potential repatriation plans beyond fiscal 2019. Final determination and disclosure will be made as more information is received, including guidance from the IRS and Treasury.
As of July 31, 2018 and January 31, 2018, cash and cash equivalents of approximately $1.1 billion and $1.4 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2018	2017
Net cash used in investing activities	$(4,428)	$(3,542)
Net cash used in investing activities was $4.4 billion and $3.5 billion for the six months ended July 31, 2018 and 2017, respectively, and generally consisted of payments to remodel existing stores and clubs, expand our eCommerce capabilities, invest in other technologies and add stores and clubs. Net cash used in investing activities increased $0.9 billion for the six months ended July 31, 2018, as the prior period's capital expenditures were offset by $1.0 billion of proceeds received related to the sale of Suburbia.
Net Cash Provided By or Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2018	2017
Net cash provided by (used in) financing activities	$2,480	$(8,631)
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash provided by financing activities increased $11.1 billion for the six months ended July 31, 2018, when compared to the same period in the previous fiscal year, primarily du

e to the $15.9 billion net proceeds from issuance of long-term debt to fund a portion of the purchase price for the Flipkart Acquisition and for general corporate purposes.
Additionally, the Company extended and renewed its undrawn committed lines of credit in the U.S., increasing the total to $15.0 billion as of July 31, 2018 from $12.5 billion as of January 31, 2018, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	15,851	15,851
Repayments of long-term debt	(3,029)	(21)	(3,050)
Reclassifications of long-term debt	364	(364)	—
Other	17	(553)	(536)
Balances as of July 31, 2018	$1,090	$44,958	$46,048
Our total outstanding long-term debt balance increased $12.3 billion for the six months ended July 31, 2018, primarily due to the net proceeds from issuance of long-term debt to fund a portion of the purchase price for the Flipkart Acquisition and for general corporate purposes.
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
The dividend installments payable on April 2, 2018, June 4, 2018 and September 4, 2018 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and six months ended July 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2018, authorization for $16.9 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	20.8	60.6
Average price paid per share	$88.81	$73.38
Total amount paid for share repurchases	$1,844	$4,447
Share repurchases decreased $2.6 billion for the six months ended July 31, 2018, when compared to the same period in the previous year, due to the suspension of repurchases in anticipation of the Flipkart announcement. Repurchases of Company stock returned to a more normalized level in the latter half of the second quarter of fiscal 2019.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At July 31, 2018, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," our existing FCPA investigation and related matters and possible effects of those matters on Walmart's business. In that Note 9, we also discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against ASDA. Further, in that Note 9, we also discuss, under the sub-caption "National Prescription Opiate Litigation and Related Matters," the national prescription opiate litigation including certain risks arising therefrom, as well as certain other matters. We also discuss various legal proceedings related to the FCPA investigation, ASDA Equal Value Claims, and National Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates or currency exchange rates, as well as changes in the market value of our investments. Our market risks at July 31, 2018, are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.
Interest Rate Risk
At July 31, 2018, the fair value of our derivative instruments decreased approximately $0.3 billion since January 31, 2018, primarily due to fluctuations in market interest rates and currency rates during the six months ended July 31, 2018.
Foreign Currency Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK, Canada, and Chile were the primary cause of the $1.1 billion net loss for the six months ended July 31, 2018, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
We are exposed to changes in the JD.com ("JD") stock price as a result of our equity investment in JD. At July 31, 2018, the fair value of our equity investment in JD was $5.2 billion. Since February 1, 2018, when we adopted the new financial instrument accounting standard, the fair value has decreased approximately $1.9 billion due to a decrease in the stock price of JD.
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
There has been no change in the Company's internal control over financial reporting as of July 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes two hundred and forty-eight (248) cases as of August 24, 2018; twenty-three (23) cases are in the process of being transferred to the MDL or have remand motions pending; and there are forty-one (41) additional state cases pending as of August 24, 2018. The case citations for the state cases are listed on Exhibit 99.2 to this Form 10-Q.
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
In addition, a number of derivative complaints have been filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former directors and certain former officers as additional defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits have been combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. There was no appeal from that ruling. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. On January 25, 2018, the Delaware Supreme Court affirmed the dismissal of the consolidated derivative proceedings in Delaware. On June 21, 2018, plaintiff's petitioned the U.S. Supreme Court to review this decision.
Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's financial condition or results of operations.
Securities Class Action: City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR; 5/7/12.
Derivative Lawsuits: In re Wal-Mart Stores, Inc. Delaware Derivative Litigation, Delaware Ct. of Chancery, 4/25/12; Delaware Supreme Court, Dover, DE, 6/10/16.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement. As disclosed in Note 10 of our Condensed Consolidated Financial Statements, in August 2018, the Company sold an 80 percent equity interest in Walmart Brazil to Advent International. Therefore, beginning in the third quarter, the Company will no longer disclose any environmental matters in Brazil. For the matters listed below, management does not believe any possible loss or the range of any possible loss that may be incurred in connection with each matter, individually or in the aggregate, will be material to the Company's financial condition or results of operations.

On March 6, 2018, the Ecology Protection Prosecutor of the State of Guerrero (Procuraduría de Protección Ecológica de Guerrero) in Mexico imposed a fine of approximately $470,000 for the absence of an Environmental Impact Authorization License waste management plans related to the 12 stores located in that State. The Company challenged the fine before an administrative court and has agreed to pay an economic compensation to the State's Green Fund of approximately $190,000 to conclude this matter
On January 25, 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine at a trial before an administrative court.
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
In November and December 2016, the Environmental and Natural History Ministry of Chiapas, Mexico ("Ministry") notified a subsidiary of the Company, Arrendadora de Centros Comerciales, S. de R.L. de C.V. ("Arrendadora"), that it was proposing aggregated penalties approximating $430,000 in respect to four stores which the Ministry believed may have been constructed without first obtaining a required environmental impact license. Arrendadora challenged the penalties before an administrative court and settled the dispute with the Ministry on June 6, 2018 by agreeing to pay a penalty of approximately $210,000.
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
In January 2011, the Environmental Department of Porto Alegre Municipality formally notified Walmart Brazil of soil inspection reports indicating soil contamination due to leakage of oil from power generating equipment at nine store locations in Brazil. Walmart Brazil filed a mitigation plan to address the situation.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and six months ended July 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20.0 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2018, authorization for $16.9 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2018, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2018	—	$—	—	$18.3
June 1 - 30, 2018	8,250,130	84.53	8,250,130	17.6
July 1 - 31, 2018	7,682,596	87.01	7,682,596	16.9
Total	15,932,726		15,932,726
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2018, regarding management's expectations of or determinations regarding the materiality of any impact of certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2019; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to the anticipated impact to the operations of the Company and its Walmart International segment regarding the announced Asda, Flipkart and Walmart Brazil transactions;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements regarding the expected allocation of the purchase price for Flipkart and the negative impact of such acquisition on fiscal 2019 and 2020 net income; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash needs will be met through funding sources in the country in which it is needed; Walmart's cost to repatriate foreign earnings and management's expectations with respect to the effect on Walmart's overall liquidity, financial condition and results of operations of local laws, other limitations or potential taxes on repatriation of such cash; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash

Provided By or Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2019; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Exhibit 10.1*
Share Issuance and Acquisition Agreement by and among Wal–Mart International Holdings, Inc. Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

Exhibit 10.2*
Counterpart Form of Share Purchase Agreement by and Among Wal–Mart International Holdings, Inc. the shareholders of Flipkart Private Limited identified on Schedule I thereto, Fortis Advisors LLC and Walmart Inc. dated as of May 9, 2018. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

Exhibit 12.1*	Ratio of Earnings to Fixed Charges

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1
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

Exhibit 99.2*	State Prescription Opiate Litigation Cases

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: September 6, 2018	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2018	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 6, 2018	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)