Form 10-Q
period 2018-10-31
Walmart Inc.
filed 2018-11-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2018.
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

Registrant's telephone number, including area code: (479) 273-4000
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,905,260,059 shares of common stock outstanding as of November 28, 2018.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Revenues:
Net sales	$123,897	$122,136	$372,586	$360,611
Membership and other income	997	1,043	3,026	3,465
Total revenues	124,894	123,179	375,612	364,076
Costs and expenses:
Cost of sales	93,116	91,547	280,394	270,756
Operating, selling, general and administrative expenses	26,792	26,868	79,328	77,350
Operating income	4,986	4,764	15,890	15,970
Interest:
Debt	501	502	1,398	1,530
Capital lease and financing obligations	92	81	279	264
Interest income	(59)	(42)	(153)	(115)
Interest, net	534	541	1,524	1,679
Loss on extinguishment of debt	—	1,344	—	2,132
Other (gains) and losses	1,876	—	8,570	—
Income before income taxes	2,576	2,879	5,796	12,159
Provision for income taxes	759	975	2,430	3,999
Consolidated net income	1,817	1,904	3,366	8,160
Consolidated net income attributable to noncontrolling interest	(107)	(155)	(383)	(473)
Consolidated net income attributable to Walmart	$1,710	$1,749	$2,983	$7,687

Net income per common share:
Basic net income per common share attributable to Walmart	$0.58	$0.59	$1.01	$2.56
Diluted net income per common share attributable to Walmart	0.58	0.58	1.01	2.54

Weighted-average common shares outstanding:
Basic	2,924	2,981	2,940	3,008
Diluted	2,941	2,996	2,956	3,021

Dividends declared per common share	$—	$—	$2.08	$2.04
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2018	2017	2018	2017
Consolidated net income	$1,817	$1,904	$3,366	$8,160
Consolidated net income attributable to noncontrolling interest	(107)	(155)	(383)	(473)
Consolidated net income attributable to Walmart	1,710	1,749	2,983	7,687

Other comprehensive income (loss), net of income taxes
Currency translation and other	1,020	422	(200)	2,607
Net investment hedges	114	28	375	(121)
Cash flow hedges	(109)	—	(341)	143
Minimum pension liability	12	14	64	46
Unrealized gain on available-for-sale securities	—	(551)	—	657
Other comprehensive income (loss), net of income taxes	1,037	(87)	(102)	3,332
Other comprehensive (income) loss attributable to noncontrolling interest	123	54	250	(233)
Other comprehensive income (loss) attributable to Walmart	1,160	(33)	148	3,099

Comprehensive income, net of income taxes	2,854	1,817	3,264	11,492
Comprehensive (income) loss attributable to noncontrolling interest	16	(101)	(133)	(706)
Comprehensive income attributable to Walmart	$2,870	$1,716	$3,131	$10,786
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,174	$6,756	$7,026
Receivables, net	5,785	5,614	5,865
Inventories	50,380	43,783	50,147
Prepaid expenses and other	4,107	3,511	2,330
Total current assets	69,446	59,664	65,368
Property and equipment:
Property and equipment	184,484	185,154	185,103
Less accumulated depreciation	(80,126)	(77,479)	(76,948)
Property and equipment, net	104,358	107,675	108,155
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,692	12,703	12,641
Less accumulated amortization	(5,701)	(5,560)	(5,497)
Property under capital lease and financing obligations, net	6,991	7,143	7,144

Goodwill	31,044	18,242	18,204
Other long-term assets	14,744	11,798	10,543
Total assets	$226,583	$204,522	$209,414

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$7,795	$5,257	$5,114
Accounts payable	49,729	46,092	47,587
Dividends payable	1,516	—	1,530
Accrued liabilities	22,795	22,122	21,757
Accrued income taxes	616	645	540
Long-term debt due within one year	2,591	3,738	3,257
Capital lease and financing obligations due within one year	709	667	650
Total current liabilities	85,751	78,521	80,435

Long-term debt	43,275	30,045	34,206
Long-term capital lease and financing obligations	6,621	6,780	6,700
Deferred income taxes and other	11,467	8,354	9,167

Commitments and contingencies

Equity:
Common stock	291	295	297
Capital in excess of par value	2,887	2,648	2,501
Retained earnings	80,287	85,107	84,480
Accumulated other comprehensive loss	(11,469)	(10,181)	(11,133)
Total Walmart shareholders' equity	71,996	77,869	76,145
Noncontrolling interest	7,473	2,953	2,761
Total equity	79,469	80,822	78,906
Total liabilities and equity	$226,583	$204,522	$209,414
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	2,983	—	2,983	383	3,366
Other comprehensive income (loss), net of income taxes	—	—	—	—	148	148	(250)	(102)
Cash dividends declared ($2.08 per share)	—	—	—	(6,107)	—	(6,107)	—	(6,107)
Purchase of Company stock	(46)	(5)	(131)	(4,058)	—	(4,194)	—	(4,194)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(483)	(483)
Noncontrolling interest of acquired entity	—	—	—	—	—	—	4,852	4,852
Other	6	1	370	1	—	372	19	391
Balances as of October 31, 2018	2,912	$291	$2,887	$80,287	$(11,469)	$71,996	$7,473	$79,469
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2018	2017
Cash flows from operating activities:
Consolidated net income	$3,366	$8,160
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,947	7,827
Unrealized (gains) and losses	3,727	—
(Gains) and losses for disposal of business operations	4,846	—
Deferred income taxes	(346)	231
Loss on extinguishment of debt	—	2,132
Other operating activities	735	144
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	178	(529)
Inventories	(7,279)	(6,446)
Accounts payable	4,137	5,630
Accrued liabilities	103	510
Accrued income taxes	(106)	(599)
Net cash provided by operating activities	17,308	17,060

Cash flows from investing activities:
Payments for property and equipment	(7,014)	(6,908)
Proceeds from the disposal of property and equipment	308	301
Proceeds from the disposal of certain operations	—	1,046
Payments for business acquisitions, net of cash acquired	(13,269)	(372)
Other investing activities	(579)	79
Net cash used in investing activities	(20,554)	(5,854)

Cash flows from financing activities:
Net change in short-term borrowings	2,611	4,004
Proceeds from issuance of long-term debt	15,851	7,476
Repayments of long-term debt	(3,050)	(8,859)
Premiums paid to extinguish debt	—	(2,067)
Dividends paid	(4,597)	(4,614)
Purchase of Company stock	(4,161)	(6,656)
Dividends paid to noncontrolling interest	(252)	(536)
Purchase of noncontrolling interest	—	(8)
Other financing activities	(481)	(156)
Net cash provided by (used in) financing activities	5,921	(11,416)

Effect of exchange rates on cash, cash equivalents and restricted cash	(485)	386

Net increase (decrease) in cash, cash equivalents and restricted cash	2,190	176
Cash, cash equivalents and restricted cash at beginning of year	7,014	7,144
Cash, cash equivalents and restricted cash at end of period	$9,204	$7,320
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no intervening events during the month of October related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Inventories
At October 31, 2018 and January 31, 2018, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
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
Gift Cards
Customer purchases of gift cards, to be utilized at the Company's stores or eCommerce websites, are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise and services indefinitely. Gift cards in some countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed balances and recognizes revenue for these amounts in membership and other income in the Company's Condensed Consolidated Statements of Income over the expected redemption period. Management periodically reviews and updates its estimates.
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
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	As of October 31, 2018
Assets:
Receivables from transactions with customers, net	$1,949

Liabilities:
Deferred gift card revenue	$1,968
The deferred gift card revenue liability was $2.0 billion at January 31, 2018.
Income Taxes
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), in response to the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company recorded a provisional benefit, as allowed by SAB 118, of $207 million during fiscal 2018 and an additional provisional benefit of $47 million and $66 million during the three and nine months ended October 31, 2018, respectively. The adjustments to the provisional amounts are related to refinements of the transition tax for changes in assumptions and to the remeasurement of deferred taxes.
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
The Company has previously asserted all its unremitted earnings offshore were permanently reinvested. In the second quarter of fiscal 2019, the Company changed its repatriation assertion for certain historical and fiscal 2019 earnings. The Company plans to repatriate approximately $5 billion of cash at a cost of approximately $80 million. The tax cost of repatriating historical earnings was recorded as a discrete tax charge in second quarter of fiscal 2019, while the tax cost of repatriating current year earnings was included in the annualized effective tax rate.  The Company is continuing its analysis and awaits anticipated technical guidance surrounding any potential repatriation plans beyond fiscal 2019. Final determination and disclosure will be made as more information is received, including guidance from the IRS and Treasury.

In addition to the GILTI and repatriation evaluations, management is also still evaluating the Tax Act with respect to the deferred tax remeasurement, transition tax and certain policy elections. The ultimate impacts of the Tax Act may differ from provisional amounts due to additional information being accumulated to more precisely compute the amount of tax, changes in interpretations and assumptions, and additional regulatory guidance that may be issued. The Company expects to continue to revise the provisional amounts during the allowable measurement period of one year from the enactment as the Company refines its analysis of the new rules and as new guidance is issued.
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
The Company's U.S. statutory tax rate is 21%. The Company's effective income tax rate was 29.5% and 41.9% for the three and nine months ended October 31, 2018, respectively. For the nine months ended October 31, 2018, the loss related to the sale of a majority stake in the Company's retail operations in Brazil ("Walmart Brazil") increased the effective tax rate 17%, as it provided minimal realizable tax benefit.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash (Topic 230), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The Company adopted this ASU on February 1, 2018. Restricted cash held outside of cash and cash equivalents is primarily recorded in other-long term assets in the Condensed Consolidated Balance Sheets and was $30 million as of October 31, 2018 and was approximately $0.3 billion as of January 31, 2018 and October 31, 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  Certain qualitative and quantitative disclosures are also required.  The Company will adopt this ASU and related amendments on February 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  Management is implementing new lease systems in connection with the adoption of this ASU; however, these systems are still being developed to comply with the new ASU and, as a result, the Company has implemented a temporary solution for initial adoption and until these systems are fully implemented.
Although management continues to evaluate the effect to the Company's Condensed Consolidated Financial Statements and disclosures, management currently estimates total assets and liabilities will increase approximately $14.5 billion to $16.5 billion upon adoption, before considering deferred taxes.  This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio, discount rates and currency exchange rates as of the adoption date.  Management does not expect a material impact to the Company’s Condensed Consolidated Statements of Income or Cash Flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's Condensed Consolidated Financial Statements and disclosures.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2018 and 2017.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Numerator
Consolidated net income	$1,817	$1,904	$3,366	$8,160
Consolidated net income attributable to noncontrolling interest	(107)	(155)	(383)	(473)
Consolidated net income attributable to Walmart	$1,710	$1,749	$2,983	$7,687

Denominator
Weighted-average common shares outstanding, basic	2,924	2,981	2,940	3,008
Dilutive impact of stock options and other share-based awards	17	15	16	13
Weighted-average common shares outstanding, diluted	2,941	2,996	2,956	3,021

Net income per common share attributable to Walmart
Basic	$0.58	$0.59	$1.01	$2.56
Diluted	0.58	0.58	1.01	2.54

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the nine months ended October 31, 2018:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018(1) (2)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net(1)	(1,981)	—	375	(378)	31	(1,953)
Reclassifications to income, net(1)(3)	2,031	—	—	37	33	2,101
Balances as of October 31, 2018	$(11,997)	$—	$1,498	$(191)	$(779)	$(11,469)
(1) Income tax impact is immaterial
(2) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02
(3) Includes a cumulative foreign currency translation loss of $2.0 billion, for which there was no related income taxes. This amount was reclassified from accumulated other comprehensive loss upon closure of the sale of a majority stake in Walmart Brazil (see Note 10).
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive loss to net income for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S., committed with 22 financial institutions, used to support its commercial paper program. In total, the Company has committed lines of credit in the U.S. of $15.0 billion at October 31, 2018 and $12.5 billion at January 31, 2018, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	15,851	15,851
Repayments of long-term debt	(3,029)	(21)	(3,050)
Reclassifications of long-term debt	1,864	(1,864)	—
Other	18	(736)	(718)
Balances as of October 31, 2018	$2,591	$43,275	$45,866

Debt Issuances
Information on long-term debt issued during the nine months ended October 31, 2018, to fund a portion of the purchase price for the Flipkart acquisition discussed in Note 10 and for general corporate purposes, is as follows:

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
Maturities
The following table provides details of debt repayments during the nine months ended October 31, 2018:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 15, 2018	1,250 USD	Fixed	5.800%	$1,250
April 11, 2018	1,250 USD	Fixed	1.125%	1,250
June 1, 2018	500 USD	Floating	5.498%	500
Various	50 USD	Various	Various	50
Total repayment of matured debt				$3,050
Annual maturities of long-term debt for the remainder of fiscal 2019, the next five years and thereafter are as follows:

(Amounts in millions)
Fiscal year	Maturities
Remainder of 2019	$707
2020	1,941
2021	5,322
2022	3,082
2023	2,809
Thereafter	32,005
Total	$45,866

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

The Company has equity investments, primarily its investment in JD, measured at fair value on a recurring basis included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet. Beginning in fiscal 2019 due to the adoption of the new financial instrument standard, changes in fair value are recorded in other gains and losses in the Condensed Consolidated Statements of Income. Additional detail about the Company's two portions of the investment in JD are as follows:

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

Information for the cost basis, carrying value and fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Cost Basis	Carrying Value as of January 31, 2018	Fair Value as of February 1, 2018		Fair Value as of October 31, 2018
Investment in JD measured using Level 1 inputs	$1,901	$3,547	$3,547	(1)	$1,694
Investment in JD measured using Level 2 inputs	1,490	1,490	3,559	(2)	1,696
Total	$3,391	$5,037	$7,106		$3,390	(3)
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
(3) The decreases in fair value for the three and nine months ended October 31, 2018 of $1.8 billion and $3.7 billion, respectively, were recognized in net income and included in other gains and losses in the Company's Condensed Consolidated Statements of Income.
The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2018 and January 31, 2018, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2018		January 31, 2018
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$(160)	$4,000	$(91)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	353	2,250	208
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,105	(237)	4,523	205
Total	$10,355	$(44)	$10,773	$322
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, fair value measurements on a nonrecurring basis are required as a result of impairment charges or business acquisitions.
As discussed in Note 10, the Company met the criteria to recognize Walmart Brazil as held for sale in the second quarter of fiscal 2019. Prior to meeting the held for sale criteria, the carrying values of the long-lived assets were concluded to be recoverable based upon cash flows expected to be generated over the assets' useful lives. When the sale of a majority stake in Walmart Brazil became probable, the Company reclassified the related assets and liabilities to held for sale and measured the disposal group at fair value, less costs to sell. As of the date of reclassification, the assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. These assets were fully impaired as the carrying value of the disposal group exceeded the fair value, less costs to sell. The Company recorded a pre-tax net loss of approximately $4.8 billion during the nine months ended October 31, 2018, in other gains and losses in the Company's Condensed Consolidated Statement of Income. In the third quarter of fiscal 2019, the sale was completed as discussed in Note 10.
Other impairment charges to assets measured at fair value on a nonrecurring basis during the nine months ended October 31, 2018 were immaterial.

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
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2018 and January 31, 2018, are as follows:

	October 31, 2018		January 31, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,866	$48,505	$33,783	$38,766

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
The Company only enters into derivative transactions with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivative transactions, the Company regularly monitors the credit ratings of its counterparties. In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $202 million and $279 million at October 31, 2018 and January 31, 2018, respectively. The Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at October 31, 2018 or January 31, 2018. The Company records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Company has issued foreign-currency-denominated long-term debt as hedges of net investments of certain of its foreign operations. These foreign-currency-denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive loss, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in accumulated other comprehensive loss. At October 31, 2018 and January 31, 2018, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at October 31, 2018 and January 31, 2018, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
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
Financial Statement Presentation
Although subject to master netting arrangements, the Company does not offset derivative assets and derivative liabilities in its Condensed Consolidated Balance Sheets. Derivative instruments with an unrealized gain are recorded in the Company's Condensed Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and derivative instruments with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date. Refer to Note 5 for the net presentation of the Company's derivative instruments.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2018			January 31, 2018
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$—	$353	$73	$—	$208	$300

Derivative liabilities:
Deferred income taxes and other	160	—	310	91	—	95

Nonderivative hedging instruments
Long-term debt	—	3,735	—	—	4,041	—

Gains and losses related to the Company's derivatives primarily relate to interest rate hedges, which are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 7. Share Repurchases
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and nine months ended October 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2018, authorization for $14.6 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	45.3	87.8
Average price paid per share	$92.01	$75.76
Total amount paid for share repurchases	$4,161	$6,656

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
On March 23, 2015, Asda asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal's procedural rule for including multiple claimants on the same claim form. On July 23, 2015, the Employment Tribunal denied Asda's requests. Following additional proceedings, on June 20, 2017, the Employment Appeal Tribunal ruled in favor of Asda on the "strike out" issue and remitted the matter to the Employment Tribunal to determine whether the improperly filed claims should be struck out. On July 12, 2017, claimants sought permission from the Court of Appeals to appeal this ruling, which was granted on October 3, 2017. A hearing before the Court of Appeals on the "strike out" issue was held on October 23, 2018 and the parties are awaiting a decision.
As to the initial phase of the Equal Value claims, on October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. On August 31, 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling and also granted permission for Asda to appeal substantially all of its findings. Asda sought permission to appeal the remainder of the Employment Appeal Tribunal's findings to the Court of Appeals on September 21, 2017. A hearing before the Court of Appeals on the comparability findings was held on October 10, 2018 and the parties are awaiting a decision.
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
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have been ongoing regarding the resolution of these matters. These discussions have progressed to a point that, in fiscal 2018, the Company reasonably estimated a probable loss and recorded an aggregate accrual of $283 million with respect to these matters (the "Accrual"). As the discussions are continuing, there can be no assurance as to the timing or the terms of the final resolution of these matters.
A number of federal and local government agencies in Mexico carried out investigations of these matters. Walmex cooperated with the Mexican governmental agencies conducting these investigations. Furthermore, lawsuits relating to the matters under investigation were filed by several of the Company's shareholders against it, certain of its current directors, and certain of its former directors, certain of its former officers and certain of Walmex's former officers. Some of these matters have been resolved or immaterial accruals have been made for proposed settlements.
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
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the three and nine months ended October 31, 2018 and 2017, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2018	2017	2018	2017
Ongoing inquiries and investigations	$6	$2	$14	$22
Global compliance program and organizational enhancements	3	3	10	11
Total	$9	$5	$24	$33
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

Note 10. Acquisitions, Disposals and Related Items
The following significant transactions impact, or are expected to impact, the operations of the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Walmart Brazil
In June 2018, the Company agreed to sell an 80 percent stake of Walmart Brazil to Advent International ("Advent"), and in August 2018 the sale was completed. Under the terms, Advent will contribute additional capital to the business over a three-year period and Walmart agreed to indemnify Advent for certain matters. Additionally, the Company may receive up to $250 million in contingent consideration.  In the second quarter of fiscal 2019, the disposal group was classified as held for sale, which consisted of the following:

•	Assets of $3.3 billion, which were fully impaired as discussed in Note 5 upon meeting the held for sale criteria in the second quarter of fiscal 2019;

•
Liabilities of $1.3 billion, consisting of $0.7 billion in accounts payable and accrued liabilities, $0.1 billion of capital lease and financing obligations, and $0.5 billion of deferred taxes and other long-term liabilities; and

•
Cumulative foreign currency translation loss of $2.0 billion, which was reclassified from accumulated other comprehensive loss in the third quarter of fiscal 2019 upon closure of the sale (see Note 3).

As a result, the Company recorded a pre-tax net loss of approximately $4.8 billion during the nine months ended October 31, 2018, in other gains and losses in the Company's Condensed Consolidated Statement of Income. Substantially all of this charge was recorded during the second quarter of fiscal 2019 upon meeting the held for sale criteria, and an additional immaterial amount was recorded during the third quarter of fiscal 2019 upon closure of the sale. In calculating the loss, the fair value of the disposal group was reduced by $0.8 billion related to an indemnity, for which a liability was recognized upon closing and is included in deferred income taxes and other in the Company's Condensed Consolidated Balance Sheet. Under the indemnity, the Company will indemnify Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate.

The Company deconsolidated the financial statements of Walmart Brazil during the third quarter of fiscal 2019 and began accounting for its remaining 20 percent ownership interest, determined to have no initial fair value, using the equity method of accounting.
Flipkart
In August 2018, the Company acquired approximately 77 percent of the diluted shares of Flipkart Private Limited ("Flipkart"), an Indian-based eCommerce marketplace, for cash consideration of approximately $16 billion. The acquisition increases the Company's investment in India, a large, growing economy. The preliminary purchase price allocation currently consists of the following:

•
Assets of $24.7 billion, which comprise primarily of $2.9 billion in cash and cash equivalents, $2.3 billion in other current assets, $5.4 billion in intangible assets and $13.7 billion in goodwill. Of the intangible assets, $4.9 billion represents the fair value of trade names, each with an indefinite life, which were estimated using the income approach based on Level 3 unobservable inputs. The remaining $0.5 billion of intangible assets primarily relate to acquired technology with a life of three years. The goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale primarily related to procurement and logistics and is not expected to be deductible for tax purposes;

•	Liabilities of $3.8 billion, which comprise of $1.9 billion of current liabilities and $1.9 billion of deferred income taxes; and

•	Noncontrolling interest of $4.9 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.
The Company began consolidating the financial statements of Flipkart in the third quarter of fiscal 2019, using a one-month lag. To finance the acquisition, the Company used a combination of cash provided by long-term debt as discussed in Note 4 and cash on hand. The Flipkart results of operations since acquisition and the pro forma financial information are immaterial.
Asda
In April 2018, the Company entered into a definitive agreement and announced the proposed combination of J Sainsbury plc and Asda Group Limited ("Asda Group"), the Company's wholly owned UK retail subsidiary. Under the terms of the combination, the Company would receive approximately 42 percent of the share capital of the combined company. In addition, the Company would receive approximately £3 billion in cash, subject to customary closing adjustments, and retain obligations under the Asda Group defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of October 31, 2018. Upon the transaction closing, the Company would deconsolidate the financial statements of Asda Group and account for the ongoing investment in the combined company using the equity method of accounting.
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

Note 11. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico, and the United Kingdom, as well as Brazil until the sale of a majority stake discussed in Note 10. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services entity-wide.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2018	2017	2018	2017
Net sales:
Walmart U.S.	$80,583	$77,724	$241,146	$231,898
Walmart International	28,793	29,548	88,507	84,976
Sam's Club	14,521	14,864	42,933	43,737
Net sales	$123,897	$122,136	$372,586	$360,611
Operating income by segment, as well as operating loss for corporate and support, interest, net, loss on extinguishment of debt and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2018	2017	2018	2017
Operating income (loss):
Walmart U.S.	$3,937	$3,825	$12,343	$12,294
Walmart International	1,179	1,224	3,713	3,931
Sam's Club	379	433	1,106	1,223
Corporate and support	(509)	(718)	(1,272)	(1,478)
Operating income	4,986	4,764	15,890	15,970
Interest, net	534	541	1,524	1,679
Loss on extinguishment of debt	—	1,344	—	2,132
Other (gains) and losses	1,876	—	8,570	—
Income before income taxes	$2,576	$2,879	$5,796	$12,159
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Walmart U.S. net sales by merchandise category
Grocery	$46,183	$136,034
General merchandise	24,838	76,317
Health and wellness	8,869	26,834
Other categories	693	1,961
Total	$80,583	$241,146
Of Walmart U.S.'s total net sales, approximately $3.6 billion and $10.2 billion related to eCommerce for the three and nine months ended October 31, 2018, respectively.

(Amounts in millions)	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Walmart International net sales by market
Mexico and Central America	$7,740	$22,934
United Kingdom	7,407	22,572
Canada	4,639	13,596
China	2,637	8,322
Other	6,370	21,083
Total	$28,793	$88,507
Of International's total net sales, approximately $1.5 billion and $3.4 billion related to eCommerce for the three and nine months ended October 31, 2018, respectively.

(Amounts in millions)	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Sam’s Club net sales by merchandise category
Grocery and consumables	$8,570	$25,167
Fuel, tobacco and other categories	3,168	9,348
Home and apparel	1,209	3,809
Health and wellness	813	2,403
Technology, office and entertainment	761	2,206
Total	$14,521	$42,933
Of Sam's Club's total net sales, approximately $0.7 billion and $1.9 billion related to eCommerce for the three and nine months ended October 31, 2018, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Walmart Inc. ("Walmart," the "Company," "our," or "we") is engaged in retail and wholesale operations in various formats around the world. Through our operations, we help people around the world save money and live better – anytime and anywhere – in retail stores and through eCommerce. Through innovation, we are striving to create a customer-centric experience that seamlessly integrates digital and physical shopping into an omni-channel offering that saves time for our customers. Physical retail encompasses our brick and mortar presence in each of the markets in which we operate. Digital retail, or eCommerce, is comprised of our eCommerce websites, mobile commerce applications and transactions involving both an eCommerce platform and a physical format, which we refer to as omni-channel. Each week, we served nearly 265 million customers who visit our more than 11,200 stores and numerous eCommerce websites under 55 banners in 27 countries. Our strategy is to lead on price, invest to differentiate on access, be competitive on assortment and deliver a great experience. By leading on price we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Price leadership is core to who we are. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers. Our physical and digital presence, in which we are investing to integrate into a seamless omni-channel, provides customers convenient access to our broad assortment anytime and anywhere. We strive to give our customers and members a great shopping experience through whichever shopping method they prefer.
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

Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Recently, we took some strategic actions to further position our portfolio for long-term growth, including:

•
Acquisition of approximately 77 percent of the outstanding shares of Flipkart Private Limited ("Flipkart"), an Indian-based eCommerce marketplace, in August 2018 for $16 billion, or $13.1 billion net of cash acquired (the "Flipkart Acquisition"). We began consolidating Flipkart's results in the third quarter of fiscal 2019, using a one-month lag. Given the recent closure of the transaction, the purchase price allocation is currently provisional. We expect the ongoing operations of Flipkart to negatively impact the remainder of fiscal 2019 and fiscal 2020 net income.

•
Proposed combination of J Sainsbury plc and Asda Group Limited ("Asda"), our wholly owned United Kingdom retail subsidiary. Under the terms, we would receive approximately 42 percent of the share capital of the combined company and approximately £3.0 billion in cash, subject to customary closing adjustments, while retaining obligations under the Asda defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of October 31, 2018. Upon meeting the held for sale classification criteria for the disposal group, we expect to recognize a loss, the amount of which may fluctuate based on the changes in the value of share capital received and foreign exchange rates.

•
Divestiture of 80 percent of Walmart Brazil to Advent International (“Advent”) in August 2018.  Under the terms, Advent will contribute additional capital to the business over a three-year period and we agreed to indemnify Advent for certain pre-closing tax and legal contingencies and other matters. When the sale became probable, we recorded a pre-tax net loss of approximately $4.8 billion in the second quarter of fiscal 2019 and an additional immaterial amount in the third quarter of fiscal 2019 upon closure of the sale.  Of the $4.8 billion pre-tax net loss, $2.0 billion related to cumulative foreign currency translation loss which was reclassified from accumulated other comprehensive loss upon closure of the sale.

•
Proposed divestitures of the banking operations in Walmart Canada and Walmart Chile, both classified as held for sale as of October 31, 2018, and subject to closing procedures, consistent with our focus on core retail capabilities.

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
This discussion, which presents our results for periods occurring in the fiscal year ending January 31, 2019 ("fiscal 2019") and the fiscal year ended January 31, 2018 ("fiscal 2018"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2018, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2018, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report of Form 10-K for the year ended January 31, 2018 incorporated by reference.
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
In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert the operating results for countries where the functional currency is not the U.S. dollar into U.S. dollars or for countries experiencing hyperinflation. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period's currency exchange rates and the comparable prior year period's currency exchange rates. Additionally, no currency exchange rate fluctuations are calculated for non-USD acquisitions until owned for 12 months. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company and the Walmart International segment in the future.

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2018, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	3.4%	2.9%	0.1%	0.1%	3.5%	1.9%	0.1%	0.1%
Sam's Club	5.4%	4.2%	2.1%	1.2%	6.1%	2.6%	2.1%	0.9%
Total U.S.	3.7%	3.1%	0.4%	0.2%	3.9%	2.0%	0.4%	0.2%
The Walmart U.S. segment had growth of 3.4% and 3.5% for the three and nine months ended October 31, 2018, respectively, driven by ticket and traffic growth. For the three and nine months ended October 31, 2018, the Walmart U.S. segment's eCommerce sales contributed approximately 1.3% and 1.1% to comparable sales, respectively. Comparable sales at the Sam's Club segment were 5.4% and 6.1% for the three and nine months ended October 31, 2018, respectively, driven by strong traffic, which was aided by transfers of sales from our closed clubs to our existing clubs, and fuel sales. The increase in comparable sales at the Sam's Club segment was partially offset by reduced tobacco sales due to our decision to remove tobacco from certain locations. For the three and nine months ended October 31, 2018, the Sam's Club segment's eCommerce sales positively contributed approximately 1.2% and 1.0% to comparable sales, respectively.

Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$123,897	$122,136	$372,586	$360,611
Percentage change from comparable period	1.4%	4.2%	3.3%	2.6%
Operating, selling, general and administrative expenses	$26,792	$26,868	$79,328	$77,350
Percentage change from comparable period	(0.3)%	5.1%	2.6%	3.3%
Operating, selling, general and administrative expenses as a percentage of net sales	21.6%	22.0%	21.3%	21.4%

For the three and nine months ended October 31, 2018, we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 38 and 16 basis points, respectively, when compared to the same periods in the previous fiscal year. The primary drivers of the expense leverage for the three and nine months ended October 31, 2018 was Walmart U.S. strong sales performance in conjunction with productivity improvements, and the prior year comparable period including the legal accrual of $283 million related to the FCPA matter, the impact from hurricanes at Walmart U.S. and an impairment of $150 million due to the decision to exit certain properties in one of our international markets. These improvements were partially offset by our additional investments in eCommerce and technology, as well as a $160 million charge related to a proposed settlement of a securities class action lawsuit.
Strategic Capital Allocation
We are allocating more capital to store remodels, eCommerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping. The following table provides additional detail:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2018	2017
eCommerce, technology, supply chain and other	$3,355	$2,863
Remodels	1,734	1,660
New stores and clubs, including expansions and relocations	230	712
Total U.S.	5,319	5,235
Walmart International	1,695	1,673
Total capital expenditures	$7,014	$6,908

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
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 2.6% and 5.8% for the trailing twelve months ended October 31, 2018 and 2017, respectively. The decline in ROA was primarily due to the decrease in consolidated net income over the trailing twelve months which was the result of the $4.5 billion net loss related to the sale of a majority stake in Walmart Brazil, unrealized loss on our JD.com investment, restructuring and impairment charges in the fourth quarter of fiscal 2018 and loss on extinguishment of debt in the fourth quarter of fiscal 2018. ROI was 13.4% and 14.7% for the trailing twelve months ended October 31, 2018 and 2017, respectively. The decline in ROI was due to the decrease in operating income over the trailing twelve months, primarily driven by the restructuring and impairment charges in the fourth quarter of fiscal 2018, as well as the increase in average total assets, primarily driven by the Flipkart Acquisition.

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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. In addition, we include a factor of 8 for rent expense that estimates the hypothetical capitalization of our operating leases. As mentioned above, we consider ROA to be the financial measure computed in accordance with generally accepted accounting principles most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities; and incorporates a factor of rent to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA.
Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2018	2017
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$5,729	$12,146
Denominator
Average total assets(1)	$217,999	$208,136
Return on assets (ROA)	2.6%	5.8%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,357	$22,175
+ Interest income	190	145
+ Depreciation and amortization	10,649	10,533
+ Rent	3,053	2,667
= Adjusted operating income	$34,249	$35,520

Denominator
Average total assets(1)	$217,999	$208,136
+ Average accumulated depreciation and amortization(1)	84,136	79,253
- Average accounts payable(1)	48,658	45,289
- Average accrued liabilities(1)	22,276	21,500
+ Rent x 8	24,424	21,336
= Average invested capital	$255,625	$241,936
Return on investment (ROI)	13.4%	14.7%

	As of October 31,
	2018	2017	2016
Certain Balance Sheet Data
Total assets	$226,583	$209,414	$206,857
Accumulated depreciation and amortization	85,827	82,445	76,061
Accounts payable	49,729	47,587	42,990
Accrued liabilities	22,795	21,757	21,243

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in the same period. We had net cash provided by operating activities of $17.3 billion for the nine months ended October 31, 2018, which was relatively flat compared to $17.1 billion for the nine months ended October 31, 2017. We generated free cash flow of $10.3 billion for the nine months ended October 31, 2018, which was also relatively flat compared to $10.2 billion for the nine months ended October 31, 2017. Net cash provided by operating activities and free cash flow for the nine months ended October 31, 2018, were benefited by a decrease in tax payments primarily as a result of tax reform, offset by the timing of vendor payments, when compared to the same period in the previous fiscal year.
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
Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Nine Months Ended October 31,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$17,308	$17,060
Payments for property and equipment	(7,014)	(6,908)
Free cash flow	$10,294	$10,152

Net cash used in investing activities(1)	$(20,554)	$(5,854)
Net cash provided by (used in) financing activities	5,921	(11,416)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Total revenues	$124,894	$123,179	$375,612	$364,076
Percentage change from comparable period	1.4%	4.2%	3.2%	2.6%
Net sales	$123,897	$122,136	$372,586	$360,611
Percentage change from comparable period	1.4%	4.2%	3.3%	2.6%
Total U.S. calendar comparable sales increase	3.7%	3.1%	3.9%	2.0%
Gross profit margin as a percentage of net sales	24.8%	25.0%	24.7%	24.9%
Operating income	$4,986	$4,764	$15,890	$15,970
Operating income as a percentage of net sales	4.0%	3.9%	4.3%	4.4%
Other (gains) and losses	$1,876	—	$8,570	$—
Consolidated net income	$1,817	$1,904	$3,366	$8,160
Unit counts at period end	11,277	11,703	11,277	11,703
Retail square feet at period end	1,125	1,160	1,125	1,160
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $1.7 billion or 1.4% and $11.5 billion or 3.2% for the three and nine months ended October 31, 2018, when compared to the same periods in the previous fiscal year. The increase in revenues for the three months ended October 31, 2018 was due to an increase in net sales, which was primarily due to overall positive comparable sales for the Walmart U.S. and Sam's Club segments along with positive comparable sales in the majority of our International markets, partially offset by a $1.3 billion reduction in net sales due to our sale of a majority stake in Walmart Brazil in the International segment, a $1.2 billion negative impact of fluctuations in currency exchange rates and club closures in the Sam's Club segment.
The increase in revenues for the nine months ended October 31, 2018 was due to an increase in net sales, primarily due to overall positive comparable sales for Walmart U.S. and Sam's Club segments along with positive comparable sales in the majority of our International markets and $1.0 billion of positive fluctuations in currency exchange rates, partially offset by a $1.3 billion reduction in net sales due to our sale of a majority stake in Walmart Brazil in the International segment and a decrease in net sales due to club closures in the Sam's Club segment.
Our gross profit rate decreased 21 and 18 basis points for the three and nine months ended October 31, 2018, when compared to the same periods in the previous fiscal year. The decrease for the three and nine months ended October 31, 2018 was due to our planned pricing strategy, increased transportation expenses, and the mix effects from our growing eCommerce business.
Membership and other income was relatively flat for the three months ended October 31, 2018 and decreased $439 million for the nine months ended October 31, 2018, when compared to the same periods in the previous fiscal year. The decrease in membership and other income for the nine months ended October 31, 2018 was primarily due to the prior year recognition of a $387 million gain from the sale of Suburbia in our International Segment.
Operating expenses as a percentage of net sales decreased 38 and 16 basis points for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The primary drivers of the expense leverage for the three and nine months ended October 31, 2018 were strong sales performance in conjunction with productivity improvements, and the prior year comparable period including the legal accrual of $283 million related to the FCPA matter, the impact of hurricanes at Walmart U.S. and an impairment of $150 million due to the decision to exit certain properties in one of our international markets. These improvements were partially offset by our additional investments in eCommerce and technology, as well as a $160 million charge related to a proposed settlement of a securities class action lawsuit.
Other losses were $1.9 billion and $8.6 billion for the three and nine months ended October 31, 2018, respectively. The loss for the three months ended October 31, 2018 was a result of a $1.8 billion pre-tax decrease in the market value of our investment in JD.com. The loss for the nine months ended October 31, 2018 was primarily the result of the $4.8 billion pre-tax loss on the sale of a majority stake in Walmart Brazil and a $3.7 billion pre-tax decrease in the market value of our investment in JD.com.
The comparable prior year periods included loss on extinguishment of debt of $1.3 billion and $2.1 billion for the three and nine months ended October 31, 2017, respectively.
Our effective income tax rate was 29.5% and 41.9% for the three and nine months ended October 31, 2018, respectively, compared to 33.9% and 32.9%, respectively, for each of the same periods in the previous fiscal year. The decrease in the effective income tax rate for the three months ended October 31, 2018 was primarily due to the Tax Cuts and Jobs Act of 2017. Although the U.S. statutory rate was lowered due to tax reform, our effective income tax rate increased for the nine months ended October 31, 2018 due to the sale of a majority stake in Walmart Brazil, which increased the effective tax rate 17%, as it provided minimal realizable tax benefit. Our effective income tax rate may also fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income declined $0.1 billion and $4.8 billion for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. Diluted net income per common share attributable to Walmart was $0.58 for the three months ended October 31, 2018, which was flat when compared to the same period in the previous fiscal year. Diluted net income per common share attributable to Walmart was $1.01 for the nine months ended October 31, 2018, which represents a decline of $1.53 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$80,583	$77,724	$241,146	$231,898
Percentage change from comparable period	3.7%	4.3%	4.0%	3.5%
Calendar comparable sales increase	3.4%	2.9%	3.5%	1.9%
Operating income	$3,937	$3,825	$12,343	$12,294
Operating income as a percentage of net sales	4.9%	4.9%	5.1%	5.3%
Unit counts at period end	4,755	4,752	4,755	4,752
Retail square feet at period end	705	703	705	703
Net sales for the Walmart U.S. segment increased $2.9 billion or 3.7% and $9.2 billion or 4.0% for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The increases in net sales for the three and nine months ended October 31, 2018 were primarily due to increases in comparable sales of 3.4% and 3.5%, respectively, driven by ticket and traffic growth. Walmart U.S. eCommerce sales positively contributed approximately 1.3% and 1.1% to comparable sales for the three and nine months ended October 31, 2018, respectively, and were driven by online grocery and ship-to-home.
Gross profit rate decreased 28 and 29 basis points for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year, primarily due to our pricing strategy, increased transportation expenses, and the mix effects from our growing eCommerce business, which were partially offset by the overlap from last year's hurricanes.
Operating expenses as a percentage of net sales decreased 28 and 15 basis points for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales performance in conjunction with productivity improvements and the prior year comparable periods including the impact of hurricanes. These improvements more than offset investments in eCommerce and technology and raising the starting wage rate at the beginning of fiscal 2019.
As a result of the factors discussed above, operating income increased $112 million and $49 million for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Net sales	$28,793	$29,548	$88,507	$84,976
Percentage change from comparable period	(2.6)%	4.1%	4.2%	(0.1)%
Operating income	$1,179	$1,224	$3,713	$3,931
Operating income as a percentage of net sales	4.1%	4.1%	4.2%	4.6%
Unit counts at period end	5,925	6,291	5,925	6,291
Retail square feet at period end	340	369	340	369
Net sales for the Walmart International segment decreased $0.8 billion or 2.6% for the three months ended October 31, 2018, when compared to the same periods in the previous fiscal year. This decrease was primarily due to a $1.3 billion reduction in net sales due to our sale of a majority stake in Walmart Brazil and $1.2 billion of negative fluctuations in currency exchange rates. The decreases were partially offset by positive comparable sales growth in the majority of our markets and the addition of Flipkart's net sales for approximately half of the third quarter.

Net sales increased $3.5 billion or 4.2% for the nine months ended October 31, 2018, when compared to the same period in the previous fiscal year. This increase was primarily due to positive comparable sales in the majority of our markets, $1.0 billion of positive fluctuations in currency exchange rates and net sales from Flipkart for approximately half of the third quarter. These increases were partially offset by a $1.3 billion reduction in net sales sales due to our sale of a majority stake in Walmart Brazil as well as the continued wind down of our first party Brazil eCommerce operations and a reduction in net sales of $140 million due to divesting our Suburbia business in the second quarter of fiscal 2018.
Gross profit rate decreased 42 and 14 basis points for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The decrease in the gross profit rate for the three and nine months ended October 31, 2018 was due to investments in price and growth in eCommerce, including the Flipkart Acquisition.
Membership and other income was relatively flat for the three months ended October 31, 2018 and decreased $0.3 billion for the nine months ended October 31, 2018, when compared to the same periods in the previous fiscal year. The decrease in membership and other income for the nine months ended October 31, 2018 was primarily due to the prior year recognition of a $387 million gain from the sale of Suburbia.
Operating expenses as a percentage of net sales decreased 46 and 17 basis points for the three and nine months ended October 31, 2018, when compared to the same periods in the previous fiscal year. The decrease in operating expenses as a percentage of net sales was primarily due the prior year's comparable period including a $150 million impairment charge from our decision to exit certain properties in one of our markets.
As a result of the factors discussed above, operating income decreased $45 million and $218 million for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2018	2017	2018	2017
Including Fuel
Net sales	$14,521	$14,864	$42,933	$43,737
Percentage change from comparable period	(2.3)%	4.4%	(1.8)%	3.2%
Calendar comparable sales increase	5.4%	4.2%	6.1%	2.6%
Operating income	$379	$433	$1,106	$1,223
Operating income as a percentage of net sales	2.6%	2.9%	2.6%	2.8%
Unit counts at period end	597	660	597	660
Retail square feet at period end	80	88	80	88

Excluding Fuel (1)
Net sales	$13,002	$13,584	$38,675	$40,218
Percentage change from comparable period	(4.3)%	3.2%	(3.8)%	2.2%
Operating income	$345	$383	$1,027	$1,129
Operating income as a percentage of net sales	2.7%	2.8%	2.7%	2.8%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment decreased $0.3 billion or 2.3% and $0.8 billion or 1.8% for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The decreases in net sales for the three and nine months ended were primarily due to the net closure of 63 clubs from the comparable periods, as well as reduced tobacco sales due to our decision to remove tobacco from certain locations. These decreases were partially offset by increases in comparable sales, which were benefited by transfers of sales from our closed clubs to our existing clubs. Sam's Club eCommerce sales positively contributed approximately 1.2% and 1.0% to comparable sales for the three and nine months ended October 31, 2018, respectively. Additional fuel sales of $239 million and $739 million also partially offset the decreases in net sales for the three and nine months ended October 31, 2018, respectively.
Gross profit rate decreased 27 and 37 basis points for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The decrease was primarily due to reduced margin on fuel sales, increased shrink, investments in price, increased shipping costs at samsclub.com and higher transportation costs. The decrease in gross profit rate was partially offset by the decrease of tobacco sales, which have lower margins.
Membership and other income increased 3.8% and 1.4% for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year. The increases were due to increased Plus memberships and gains on property sales recognized during the three months ended October 31, 2018. These increases were partially offset by lower recycling income when compared to the same periods in the previous fiscal year.

Operating expenses as a percentage of segment net sales increased 18 basis points for the three months ended October 31, 2018, when compared to the same period in the previous fiscal year, primarily as a result of reduced tobacco sales and increased incentives, wages and associate benefits. Operating expenses as a percentage of segment net sales decreased 8 basis points for the nine months ended October 31, 2018, when compared to the same period in the previous fiscal year, primarily as a result of higher fuel sales.
As a result of the factors discussed above, operating income decreased $54 million and $117 million for the three and nine months ended October 31, 2018, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$17,308	$17,060
We had net cash provided by operating activities of $17.3 billion for the nine months ended October 31, 2018, which was relatively flat compared to $17.1 billion for the nine months ended October 31, 2017. Net cash provided by operating activities for the nine months ended October 31, 2018 was benefited by a decrease in tax payments primarily as a result of tax reform, offset by the timing of vendor payments, when compared to the same period in the previous fiscal year.
Cash Equivalents and Working Capital
Cash and cash equivalents were $9.2 billion and $7.0 billion at October 31, 2018 and 2017, respectively. Our working capital deficit was $16.3 billion and $15.1 billion at October 31, 2018 and 2017, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases. The increased working capital deficit at October 31, 2018 compared to October 31, 2017 was due to timing of vendor payments.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. We previously asserted all our unremitted earnings offshore were permanently reinvested. In the second quarter of fiscal 2019, we changed our repatriation assertion for certain historical and fiscal 2019 earnings. We plan to repatriate approximately $5 billion of cash at a cost of approximately $80 million. The tax cost of repatriating historical earnings was recorded as a discrete tax charge in the second quarter of fiscal 2019, while the tax cost of repatriating current year earnings was included in the annualized effective tax rate.  We are continuing our analysis and await anticipated technical guidance surrounding any potential repatriation plans beyond fiscal 2019. Final determination and disclosure will be made as more information is received, including guidance from the IRS and Treasury.
As of October 31, 2018 and January 31, 2018, cash and cash equivalents of $4.1 billion and $1.4 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $4.1 billion at October 31, 2018, approximately $2.6 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2018	2017
Net cash used in investing activities	$(20,554)	$(5,854)
Net cash used in investing activities was $20.6 billion and $5.9 billion for the nine months ended October 31, 2018 and 2017, respectively. Net cash used in investing activities increased $14.7 billion for the nine months ended October 31, 2018, primarily as a result of the $13.1 billion payment for the Flipkart Acquisition, net of cash acquired. Additionally, payments were to remodel existing stores and clubs, expand our eCommerce capabilities, invest in other technologies and add stores and clubs.

Net Cash Provided By or Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2018	2017
Net cash provided by (used in) financing activities	$5,921	$(11,416)
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash provided by financing activities increased $17.3 billion for the nine months ended October 31, 2018, when compared to the same period in the previous fiscal year, primarily due to the $15.9 billion net proceeds from issuance of long-term debt to fund a portion of the purchase price for the Flipkart Acquisition and for general corporate purposes, as well as the decrease in share repurchases, when compared to the same period in the previous fiscal year, due to the suspension of repurchases in anticipation of the Flipkart announcement. These increases in net cash provided by financing activities were partially offset by timing of short term borrowings.
Additionally, the Company has committed lines of credit in the U.S. of $15.0 billion as of October 31, 2018 and $12.5 billion as of January 31, 2018, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2018:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	15,851	15,851
Repayments of long-term debt	(3,029)	(21)	(3,050)
Reclassifications of long-term debt	1,864	(1,864)	—
Other	18	(736)	(718)
Balances as of October 31, 2018	$2,591	$43,275	$45,866
Our total outstanding long-term debt balance increased $12.1 billion for the nine months ended October 31, 2018, primarily due to the net proceeds from issuance of long-term debt to fund a portion of the purchase price for the Flipkart Acquisition and for general corporate purposes.
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
The dividend installments payable on April 2, 2018, June 4, 2018 and September 4, 2018 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and nine months ended October 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2018, authorization for $14.6 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2018	2017
Total number of shares repurchased	45.3	87.8
Average price paid per share	$92.01	$75.76
Total amount paid for share repurchases	$4,161	$6,656
Share repurchases decreased $2.5 billion for the nine months ended October 31, 2018, when compared to the same period in the previous fiscal year, due to the suspension of repurchases in anticipation of the Flipkart announcement. Repurchases of Company stock returned to a more normalized level in the latter half of the second quarter of fiscal 2019.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At October 31, 2018, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at October 31, 2018 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.

Interest Rate Risk
The fair value of our derivative instruments decreased approximately $0.4 billion during the nine months ended October 31, 2018, primarily due to fluctuations in market interest rates and currency rates .
Foreign Currency Risk
Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK, India, Canada and Chile were the primary cause of the $2.0 billion decrease for the nine months ended October 31, 2018, in the currency translation and other category of accumulated other comprehensive loss.
Investment Risk
We are exposed to changes in the JD.com ("JD") stock price as a result of our equity investment in JD. At October 31, 2018, the fair value of our equity investment in JD was $3.4 billion. Since February 1, 2018, when we adopted the new financial instrument accounting standard, the fair value has decreased approximately $3.7 billion due to a decrease in the stock price of JD.
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. We recently announced an agreement to outsource select accounting transaction-processing activities which is part of our ongoing initiatives to enhance our shared service model.  These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting. However, they allow us to continue to enhance our internal controls over financial reporting and ensure that they remain effective.
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
There has been no change in the Company's internal control over financial reporting as of October 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 9 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes 334 cases as of November 23, 2018; 23 cases are in the process of being transferred to the MDL or have remand motions pending; and there are 59 additional state cases pending as of November 23, 2018. The case citations for the state cases are listed on Exhibit 99.2 to this Form 10-Q.
II. CERTAIN OTHER PROCEEDINGS: The Company has been a defendant in several lawsuits in which the complaints have closely tracked the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. One of these is a securities lawsuit that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff represents a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and has sought damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On September 20, 2016, the court granted plaintiff's motion for class certification. On October 6, 2016, the defendants filed a petition to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit. On November 7, 2016, the U.S. Court of Appeals for the Eighth Circuit denied the Company's petition. On October 26, 2018, the parties filed a motion asking the court to approve a proposed settlement under which the Company would pay $160 million to resolve the claims of all class members. The court has set a hearing to consider preliminary approval of the settlement on December 4, 2018. The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant.
In addition, a number of derivative complaints were filed in Delaware and Arkansas, also tracking the allegations of the Times story, and naming various current and former directors and certain former officers as additional defendants. The plaintiffs in the derivative suits (in which the Company was a nominal defendant) alleged, among other things, that the defendants who are or were directors or officers of the Company breached their fiduciary duties in connection with their oversight of FCPA compliance. All of the derivative suits were combined into two consolidated proceedings, one of which was consolidated in the United States District Court for the Western District of Arkansas and the other in the Delaware Court of Chancery. On March 31, 2015, the Western District of Arkansas granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On April 15, 2015, plaintiffs filed their notice of appeal with the United States Court of Appeals for the Eighth Circuit. On July 22, 2016, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal of the consolidated derivative proceedings in Arkansas. There was no appeal from that ruling. On May 13, 2016, the Delaware Court of Chancery granted the defendants' motion to dismiss the consolidated derivative proceedings in that court. On June 10, 2016, plaintiffs in the Delaware consolidated derivative proceedings filed their notice of appeal to the Delaware Supreme Court. On January 25, 2018, the Delaware Supreme Court affirmed the dismissal of the consolidated derivative proceedings in Delaware. On June 21, 2018, plaintiff's petitioned the U.S. Supreme Court to review this decision. On October 1, 2018, the U.S. Supreme Court denied the Delaware plaintiffs’ petition to review the dismissal of their suits.
Management does not believe any possible loss or the range of any possible loss that may be incurred in connection with these proceedings will be material to the Company's business, financial position, results of operations or cash flows.
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
On September 19, 2018 the United States Environmental Protection Agency - Region 6 (“EPA”) notified the Company that it had initiated an administrative penalty action by issuing a Draft Consent Agreement and Final Order (Docket No. FIFRA-06-2018-0302). The letter accompanying the Draft Consent Agreement and Final Order alleges that the Company distributed and/or sold three unregistered pesticide products from March 1, 2017 through June 23, 2017. The EPA is seeking a penalty of $960,000. The manufacturer of the product is responsible for ensuring that a FIFRA-regulated product is properly registered prior to its sale and the Company is cooperating with the EPA.
On January 25, 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine.
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
In April 2013, a subsidiary of the Company, Corporacion de Compañias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380,000 in connection with the construction of a retaining wall for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and nine months ended October 31, 2018, were made under the plan in effect at the beginning of the fiscal year. The current $20.0 billion share repurchase program approved in October 2017 has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2018, authorization for $14.6 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2018, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2018	7,878,692	$93.08	7,878,692	$16.2
September 1 - 30, 2018	7,628,353	95.58	7,628,353	15.5
October 1 - 31, 2018	8,895,420	96.38	8,895,420	14.6
Total	24,402,465		24,402,465
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2018, regarding management's expectations regarding or estimates of the amount of, or determinations regarding the materiality of the impact of, certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of any ineffective portion of certain net investment and cash flow derivative financial instruments to which Walmart is a party and of the amounts relating to such derivative financial instruments expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; a statement in Note 8 to those Condensed Consolidated Financial Statements regarding the payment of dividends in fiscal 2019; statements in Note 9 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, the National Opiate Litigation and related matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 10 to the anticipated impact to the operations of the Company and its Walmart International segment of the Walmart Brazil, Flipkart and Asda transactions;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements regarding the provisional allocation of the purchase price for Flipkart and the negative impact of such acquisition on fiscal 2019 and 2020 net income; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Provided By or Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2019; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	Walmart's need to repatriate earnings held outside of the United States and changes in U.S. and international tax regulations;

•	customer traffic and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms and merchandise offerings, including the Walmart U.S. segment's Grocery Pickup program;

•	new methods of delivery of purchased merchandise to customers;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related costs, including the adequacy of our accrual for the FCPA matter;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded or relocated units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	the imposition of new taxes on imports, new tariffs and trade restrictions, and changes in existing tariff rates and trade restrictions;

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

WALMART INC.

Date: November 30, 2018	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2018	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 30, 2018	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)