Form 10-K
period 2019-01-31
Walmart Inc.
filed 2019-03-28
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2019, or

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
Yes  ☐    No  ☒
As of July 31, 2018, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2018, was $126,810,267,035. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 2,869,684,230 shares of common stock outstanding as of March 26, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2019 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2019

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2019
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 5, 2019 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Wal-Mart Stores, Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Wal-Mart Stores, Inc." prior to February 1, 2018 and named "Walmart Inc." commencing on February 1, 2018 and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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

•
the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, including as adjusted for certain items, net sales, comparable store and club sales, our Walmart U.S. operating segment's eCommerce sales, liabilities, expenses of certain categories, expense leverage, returns, capital and operating investments or expenditures of particular types, new store openings and investments in particular formats;

•	investments and capital expenditures we will make and how certain of those investments and capital expenditures are expected to be financed;

•	our increasing investments in eCommerce, technology, store remodels and other omni-channel customer initiatives, such as grocery pickup and delivery;

•	volatility in currency exchange rates and fuel prices affecting our or one of our segments' results of operations;

•
the Company continuing to provide returns to shareholders through share repurchases and dividends, the use of share repurchase authorization over a certain period or the source of funding of a certain portion of our share repurchases;

•
our sources of liquidity, including our cash, continuing to be adequate or sufficient to fund and finance our operations, expansion activities, dividends and share repurchases, to meet our cash needs and to fund our operations;

•	the insignificance of ineffective hedges; and reclassification of amounts related to our derivatives;

•	our effective tax rate for certain periods and the realization of certain net deferred tax assets and the effects of resolutions of tax-related matters;

•	the effect of adverse decisions in, or settlement of, litigation or other proceedings or investigations to which we are subject;

•	the effect on the Company's results of operations or financial condition of the Company's adoption of certain new, or amendments to existing, accounting standards; or

•	our commitments, intentions, plans or goals related to the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
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
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	customer traffic and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for Foreign Corrupt Practices Act ("FCPA") and other compliance-related matters including the adequacy of our accrual for our FCPA matter;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	the imposition of new taxes on imports and new tariffs and changes in existing tariff rates;

•	the imposition of new trade restrictions and changes in existing trade restrictions;

•
adoption or creation of new, and modification of existing, governmental policies, programs and initiatives in the markets in which Walmart operates and elsewhere and actions with respect to such policies, programs and initiatives;

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	one or more prolonged federal government shutdowns;

•	the timing and amount of federal income tax refunds;

•	natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•	changes in generally accepted accounting principles in the United States.
We typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of seasonal buying patterns, which patterns are difficult to forecast with certainty and can be affected by many factors.
Other Risk Factors; No Duty to Update
The above list of factors that may affect the estimates and expectations discussed in or implied or contemplated by forward-looking statements we make or are made on our behalf is not exclusive. We are subject to other risks discussed under "Part I, Item 1A. Risk Factors," and that we may discuss in Management's Discussions and Analysis of Financial Condition and Results of Operations under "Part II, Item 5," and in risks that may be discussed under "Part II, Item 1A. Risk Factors" and "Part I, Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" appearing in our Quarterly Reports on Form 10-Q or may otherwise be disclosed in our Quarterly Reports on Form 10-Q and other reports filed with the SEC. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our forward-looking statements.
The forward-looking statements that we make or that are made by others on our behalf are based on our knowledge of our business and our operating environment and assumptions that we believe to be or will believe to be reasonable when such forward-looking statements were or are made. As a consequence of the factors described above, the other risks, uncertainties and factors we disclose below and in the other reports as mentioned above, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

ITEM 1.	BUSINESS
General
Walmart Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in retail stores and through eCommerce. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve nearly 275 million customers who visit our more than 11,300 stores and numerous eCommerce websites under 58 banners in 27 countries.
Our strategy is to make every day easier for busy families, operate with discipline, sharpen our culture and become digital, and make trust a competitive advantage. Making life easier for busy families includes our commitment to price leadership, which has been and will remain a cornerstone of our business, as well as increasing convenience to save our customers time. By leading on price, we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers.
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of and for the fiscal years ended January 31, 2019 ("fiscal 2019"), January 31, 2018 ("fiscal 2018") and January 31, 2017 ("fiscal 2017"). During fiscal 2019, we generated total revenues of $514.4 billion, which was primarily comprised of net sales of $510.3 billion.
We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has expanded and, as of January 31, 2019, our Walmart International segment conducted business in 26 countries.
In 2000, we began our first eCommerce initiative by creating walmart.com. That same year, we also created samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site to Store service, enabling customers to make a purchase online and pick up merchandise in stores. In 2016, we acquired jet.com in the U.S. and formed a strategic alliance with JD.com in China. Since the jet.com purchase, we have continued to expand our U.S. eCommerce capabilities through acquisitions including Shoes.com, Moosejaw, Bonobos and other digital consumer brands. In 2017, walmart.com launched free two-day shipping on more than 2 million items and we created Store No 8, a technology incubator with a focus to drive commerce forward. In fiscal 2019, we acquired a majority stake of Flipkart Private Limited ("Flipkart"), an Indian-based eCommerce marketplace, with an ecosystem that includes eCommerce platforms of Flipkart, Myntra and Jabong. In the U.S., we added more grocery pickup and delivery locations and as of January 31, 2019, we offered grocery pickup at more than 2,100 locations and grocery delivery at nearly 800 locations. Our eCommerce efforts and innovation have led to omni-channel offerings in many of our markets. We are building an ecosystem with our omni-channel capabilities, stores, services, eCommerce sites, supply chain and more than 2.2 million associates to better serve our customers.
Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom, as well as Brazil prior to the sale of the majority stake of Walmart Brazil discussed in Note 13 to our Consolidated Financial Statements. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. We define our segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. We sell similar individual products and services in each of our segments. It is impractical to segregate and identify revenues for each of these individual products and services.

We measure the results of our segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, we revise the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by our CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. In fiscal 2019, we revised certain of our corporate overhead allocations to the operating segments and, accordingly, revised prior period amounts for comparability.
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com, jet.com and other eCommerce brands. Walmart U.S. had net sales of $331.7 billion for fiscal 2019, representing 65% of our fiscal 2019 consolidated net sales, and had net sales of $318.5 billion and $307.8 billion for fiscal 2018 and 2017, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as "Walmart Pickup," "Pickup Today", "Grocery Pickup", "Grocery Delivery," and "Endless Aisle." As of January 31, 2019, we had over 2,100 Grocery Pickup locations and nearly 800 Grocery Delivery locations. Our eCommerce websites include walmart.com, jet.com and others. The following table provides the approximate size of our retail stores as of January 31, 2019:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	206,000	105,000
Neighborhood markets(1) (grocery)	28,000	65,000	42,000

(1)	Excludes other small formats.

The following table provides the retail unit count and retail square feet by format for the fiscal years shown:

	Supercenters					Discount Stores
Fiscal Year	Opened	Closed	Conversions(1)	Total(2)	Square Feet(2)	Opened	Closed	Conversions(1)	Total(2)	Square Feet(2)
Balance forward				3,288	589,858				508	53,496
2015	79	—	40	3,407	607,415	2	—	(40)	470	49,327
2016	55	(16)	19	3,465	616,428	—	(9)	(19)	442	45,991
2017	38	(2)	21	3,522	625,930	—	(6)	(21)	415	43,347
2018	30	—	9	3,561	632,479	—	(6)	(9)	400	41,926
2019	6	(2)	5	3,570	634,198	1	(10)	(5)	386	40,626

	Neighborhood Markets and Other Small Formats					Total Segment
Fiscal Year	Opened and acquired (3)	Closed	Conversions(1)	Total(2)	Square Feet(2)	Opened and acquired (3)(4)	Closed	Total(2)	Square Feet(2)
Balance forward				407	15,778			4,203	659,132
2015	235	(3)	—	639	23,370	316	(3)	4,516	680,112
2016	161	(133)	—	667	27,228	216	(158)	4,574	689,647
2017	73	(5)	—	735	30,012	111	(13)	4,672	699,289
2018	85	(20)	—	800	30,111	115	(26)	4,761	704,516
2019	24	(11)	—	813	29,895	31	(23)	4,769	704,719

(1)	Conversions of discount stores or neighborhood markets to supercenters.

(2)	"Total" and "Square Feet" columns are as of January 31 for the years shown. "Square Feet" columns are reported in thousands.

(3)	Includes acquired retail locations related to Walmart U.S. eCommerce brands

(4)	Total opened, net of conversions of discount stores or neighborhood markets to supercenters.
Merchandise. Walmart U.S. does business in three strategic merchandise units, listed below:

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
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private-label brands, including brands such as: "Athletic Works," "Bonobos," "Equate," "Everstart," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside," "ModCloth," "No Boundaries," "Onn," "Ozark Trail," "Parent's Choice," "Time and Tru" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Farberware," "Russell" and "SwissTech."
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Operations. Many supercenters, discount stores and neighborhood markets are open 24 hours each day. A variety of payment methods are accepted.
Seasonal Aspects of Operations. Walmart U.S.'s business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Walmart U.S. competes with omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, as well as eCommerce retailers. Our ability to develop, open and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•	EDLP: our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity;

•	EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers; and

•
Omni-channel offerings such as Walmart Pickup, where a customer places an order online and picks it up for free from a store; Pickup Today, where a customer places an order online and picks it up for free from a store; Grocery Delivery, where a customer places a grocery order online and has it delivered; or Grocery Pickup, where a customer places a grocery order online and picks it up at one of our participating stores or remote locations.

Distribution. For fiscal 2019, approximately 77% of Walmart U.S.'s purchases of store merchandise were shipped through our 156 distribution facilities, which are located strategically throughout the U.S. The remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 33 dedicated eCommerce fulfillment centers.
Walmart International Segment
Walmart International is our second largest segment and operates in 26 countries outside of the U.S. Walmart International operates through our wholly-owned subsidiaries in Argentina, Canada, Chile, China, India, Japan and the United Kingdom, as well as Brazil prior to the sale of the majority stake of Walmart Brazil discussed in Note 13 to our Consolidated Financial Statements; and our majority-owned subsidiaries in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), India and Mexico.
Walmart International includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through walmart.com.mx, asda.com, walmart.ca, flipkart.com and other sites.

Walmart International had net sales of $120.8 billion for fiscal 2019, representing 24% of our fiscal 2019 consolidated net sales, and had net sales of $118.1 billion and $116.1 billion for fiscal 2018 and 2017, respectively. The segment's net sales have been negatively impacted by currency exchange rate fluctuations for all years presented. The gross profit rate is lower than that of Walmart U.S. primarily because of its merchandise mix.
To deliver strong efficient growth, we have to be decisive when it comes to our capital and our time. As such, we have taken certain strategic actions to reposition Walmart International, including:

•
Acquisition of a majority stake of Flipkart in August 2018 for $16 billion, or $13.8 billion net of cash acquired. We began consolidating Flipkart's results in the third quarter of fiscal 2019, using a one-month lag. The ongoing operations negatively impacted fiscal 2019 net income and this negative impact will continue in fiscal 2020.

•
Proposed combination of J Sainsbury plc and Asda Group Limited ("Asda"), our wholly-owned United Kingdom retail subsidiary. Under the terms, we would receive approximately 42 percent of the share capital of the combined company and approximately £3.0 billion in cash, subject to customary closing adjustments, while retaining obligations under the Asda defined benefit pension plan. Due to a complex regulatory review process, the outcome of which is uncertain and may take some time to complete, the held for sale classification criteria for the disposal group has not been met as of January 31, 2019. Further, there can be no assurance as to whether regulatory approval will be obtained or the proposed combination will be consummated. In the future, if the held for sale classification criteria is met for the disposal group, we expect to recognize a loss, the amount of which may fluctuate based on the changes in the value of share capital received and foreign exchange rates.

•
Divestiture of 80 percent of Walmart Brazil to Advent International (“Advent”) in August 2018.  Advent agreed to contribute additional capital to the business over a three-year period and we agreed to indemnify Advent for certain pre-closing tax and legal contingencies and other matters. We recorded a pre-tax net loss of $4.8 billion in fiscal 2019 for the sale, of which $2.0 billion related to cumulative foreign currency translation loss which was reclassified from accumulated other comprehensive loss.

•
Consistent with our focus on core retail capabilities, the divestiture of the Walmart Chile banking operations in December 2018 and the proposed divestiture of the Walmart Canada banking operations, classified as held for sale as of January 31, 2019.

Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through services like "Click & Collect" in the United Kingdom, our grocery pick-up and delivery business in several other markets, and our marketplaces, such as Flipkart in India.
Generally, retail units range in size from 1,500 square feet to 186,000 square feet. Our wholesale stores generally range in size from 25,000 square feet to 155,000 square feet. Other includes stand-alone gas stations operating in the United Kingdom, which range in size up to 2,200 square feet.
The following tables provide the unit count(1) and square feet(2) for the fiscal years shown:

	Africa		Argentina		Brazil(3)		Canada		Central America		Chile
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	379	20,513	104	8,062	556	32,501	389	49,914	661	10,427	380	13,697
2015	396	21,223	105	8,119	557	33,028	394	50,927	690	11,094	404	14,762
2016	408	21,869	108	8,280	499	30,675	400	51,784	709	11,410	395	15,407
2017	412	22,542	107	8,264	498	30,642	410	53,088	731	11,770	363	15,260
2018	424	23,134	106	8,305	465	29,824	410	53,082	778	12,448	378	15,990
2019	436	24,317	92	8,095	—	—	411	53,167	811	12,978	371	16,411

(1)
"Unit Count" includes retail stores, wholesale clubs and other. Walmart International unit counts, with the exception of Canada, are as of December 31, to correspond with the fiscal year end of the related geographic market. Canada unit counts and square footage are as of January 31.

(2)	"Square Feet" columns are reported in thousands.

(3)	The Company sold the majority stake of Walmart Brazil in fiscal 2019.

	China		India		Japan		Mexico(4)		United Kingdom		Total Segment
Fiscal Year	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet	Unit Count	Square Feet
Balance forward	405	67,205	20	1,083	438	24,489	2,199	94,900	576	35,416	6,107	358,207
2015	411	68,269	20	1,083	431	24,429	2,290	98,419	592	36,277	6,290	367,630
2016	432	71,724	21	1,146	346	22,551	2,360	100,308	621	37,044	6,299	372,198
2017	439	73,172	20	1,091	341	21,921	2,411	101,681	631	37,338	6,363	376,769
2018	443	73,615	20	1,091	336	21,181	2,358	97,024	642	37,587	6,360	373,281
2019	443	71,543	22	1,204	332	20,290	2,442	98,623	633	37,582	5,993	344,210

(1)
"Unit Count" includes retail stores, wholesale clubs and other. Walmart International unit counts, with the exception of Canada, are as of December 31, to correspond with the fiscal year end of the related geographic market. Canada unit counts and square footage are as of January 31.

(2)	"Square Feet" columns are reported in thousands.

(4)	All periods presented exclude units and square feet for the Vips restaurant business. The Company completed the sale of the Vips restaurant business in fiscal 2015.
Unit counts(1) as of January 31, 2019 for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	346	90	—	436
Argentina	92	—	—	92
Canada	411	—	—	411
Central America(4)	811	—	—	811
Chile	363	8	—	371
China	420	23	—	443
India	—	22	—	22
Japan	332	—	—	332
Mexico	2,279	163	—	2,442
United Kingdom	615	—	18	633
Total	5,669	306	18	5,993

(1)
Walmart International unit counts, with the exception of Canada, are as of December 31, 2018, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2019.

(2)	Other includes stand-alone gas stations.

(3)
Africa unit counts by country are Botswana (11), Ghana (4), Kenya (2), Lesotho (3), Malawi (2), Mozambique (6), Namibia (4), Nigeria (5), South Africa (389), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (7).

(4)	Central America unit counts by country are Costa Rica (256), El Salvador (97), Guatemala (250), Honduras (105) and Nicaragua (103).
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside," and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Lider," "Myntra," "Jabong," "PhonePe," and "Extra Special." In addition, we have developed relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
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
Competition. Walmart International competes with omni-channel retailers who operate department, drug, discount, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, wholesale clubs, home-improvement stores, specialty electronics stores, cash & carry operations and convenience stores, and eCommerce retailers, as well as catalog businesses. Our ability to develop, open and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate.

Distribution. We utilize a total of 226 distribution facilities located in Argentina, Canada, Central America, Chile, China, Japan, Mexico, South Africa, India and the United Kingdom. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2019, approximately 83% of Walmart International's purchases passed through these distribution facilities. Suppliers ship the balance of Walmart International's purchases directly to our stores in the various markets in which we operate. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 90 dedicated eCommerce fulfillment centers, as well as more than 1,900 eCommerce sort centers in India.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $57.8 billion for fiscal 2019, representing 11% of our consolidated fiscal 2019 net sales, and had net sales of $59.2 billion and $57.4 billion for fiscal 2018 and 2017, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$100	$45
Number of Add-on Memberships ($40 each)	Up to 16	Up to 8
Eligible for Cash Rewards	Yes	No
All memberships include a spouse/household card at no additional cost. Plus Members are eligible for Cash Rewards, which is a benefit that provides $10 for every $500 in qualifying Sam's Club purchases up to a $500 cash reward annually. The amount earned can be used for purchases, membership fees or redeemed for cash. Plus Members are also eligible for Free Shipping on the majority of merchandise, with no minimum order size, and receive discounts on prescriptions, glasses and contacts.
Omni-channel. While Sam's Club is a membership-only warehouse club, it provides an omni-channel experience to customers, integrating retail stores and eCommerce. The warehouse facility sizes generally range between 34,000 and 168,000 square feet, with an average size of approximately 134,000 square feet. The following table provides the retail unit count and retail square feet for the fiscal years shown:

Fiscal Year	Opened	Closed	Total(1)	Square Feet(1)
Balance forward			632	84,382
2015	16	(1)	647	86,510
2016	8	—	655	87,552
2017	9	(4)	660	88,376
2018	4	(67)	597	80,068
2019	2		599	80,240

(1)	"Total" and "Square Feet" columns are as of January 31 for the fiscal years shown. "Square Feet" column is reported in thousands.
Members have access to a broad assortment of merchandise, including products not found in our clubs, and services online at samsclub.com and through our mobile commerce applications, providing the option of delivery direct-to-home or to the club through services such as "Club Pickup." Sam's Club omni-channel capabilities also include "Scan and Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.
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
The Member's Mark brand continues to expand assortment and deliver member value. In fiscal 2019, Member's Mark sales exceeded $12 billion, driven by growth across multiple categories in the private brand portfolio.
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, all club locations offer Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted.

Seasonal Aspects of Operations. Sam's Club's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Sam's Club competes with other membership-only warehouse clubs, the largest of which is Costco, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations as well as omni-channel and eCommerce retailers and catalog businesses. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Plus and Club members. Our eCommerce website and mobile commerce applications have increasingly become important factors in our ability to compete.
Distribution. During fiscal 2019, approximately 70% of Sam's Club's non-fuel club purchases were shipped from Sam's Club's 23 dedicated distribution facilities, located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the balance of the Sam's Club segment's club purchases directly to Sam's Club locations. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods from its six dedicated eCommerce fulfillment centers and other distribution centers, including two dedicated import facilities.
The principal focus of Sam's Club's distribution operations is on cross-docking merchandise while minimizing stored inventory. Cross-docking is a distribution process under which shipments are directly transferred from inbound to outbound trailers. Shipments typically spend less than 24 hours in a cross-dock facility, and sometimes less than an hour.
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
Employees
As of the end of fiscal 2019, Walmart Inc. and our subsidiaries employed more than 2.2 million employees ("associates") worldwide, with 1.5 million associates in the U.S. and 0.7 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates. We believe our relationships with our associates are good. A large number of associates turn over each year, although Walmart U.S. turnover has improved in both fiscal 2019 and 2018 as a result of our focus on increasing wages and providing improved tools, technology and training to associates.
Certain information relating to retirement-related benefits we provide to our associates is included in Note 12 to our Consolidated Financial Statements. In addition to retirement-related benefits, in the U.S. we offer a broad range of Company-paid benefits to our associates. These include a store discount card or Sam's Club membership, bonuses based on Company performance, matching a portion of associate purchases of our stock through our Associate Stock Purchase Plan and life insurance. In addition to the health-care benefits for eligible full-time and part-time associates in the U.S., we offer maternity leave and a paid parental leave program to all full-time associates. We also offer a $5,000 benefit to assist eligible associates with adoption. Additionally, we offer eligible associates tuition assistance towards earning a college degree. Similarly, in the operations outside the U.S., we provide a variety of associate benefits that vary based on customary local practices and statutory requirements.
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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	47

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International.	2016	50

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice. From January 2017 to May 2017, she was an Associate Professor of Law at George Mason University Antonin Scalia Law School. From August 2012 to February 2017, she served as a Board Member on the Privacy and Civil Liberties Oversight Board of the U.S. government.	2018	45

Jacqueline P. Canney	Executive Vice President, Global People, effective August 2015. From September 2003 to July 2015, she served as the Managing Director of Global Human Resources at Accenture plc., a global management consulting, technology services and outsourcing company.	2015	51

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S. From January 2013 to October 2014, he served as Vice President, Finance Transformation, of Walmart International.	2017	49

Gregory Foran	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective August 2014. From May 2014 to August 2014, he served as President and Chief Executive Officer for the Walmart Asia region. From March 2012 to May 2014, he served as President and Chief Executive Officer of Walmart China.	2014	57

John Furner	Executive Vice President, President and Chief Executive Officer, Sam's Club, effective February 2017. From October 2015 to January 2017, he served as Executive Vice President and Chief Merchandising Officer of Sam's Club. From January 2013 to October 2015, he served as Senior Vice President and Chief Merchandising Officer of Walmart China.	2017	44

Marc Lore	Executive Vice President, President and Chief Executive Officer, U.S. eCommerce, effective September 2016. From April 2014 to September 2016, he served as President and Chief Executive Officer of Jet.com, Inc.	2016	47

Judith McKenna	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2018. From February 2015 to January 2018, she served as Executive Vice President and Chief Operating Officer of Walmart U.S. From April 2014 to February 2015, she served as Executive Vice President and Chief Development Officer for Walmart U.S. From April 2013 to April 2014, she served as Executive Vice President, Strategy and Development, for Walmart International.	2018	52

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	52

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
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, lower or higher prices of petroleum products, including crude oil, natural gas, gasoline, and diesel fuel, higher costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of tariffs or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the U.S. or in any of the other markets in which we operate could adversely affect consumer demand for the products we sell in the U.S. or such other markets, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results and could result in impairment charges to intangible assets, goodwill or other long-lived assets.
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
We face strong competition from other retailers and wholesale club operators which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global eCommerce and omni-channel retailers, wholesale club operators and retail intermediaries.
We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, cost and speed of and options for delivery to customers of merchandise purchased through our digital platforms or through our omni-channel integration of our physical and digital operations.

A failure to respond effectively to competitive pressures and changes in the retail markets or delays or failure in execution of our strategy could materially adversely affect our financial performance. See "Item 1. Business" above for additional discussion of the competitive situation of each of our reportable segments.
Certain segments of the retail industry are undergoing consolidation, which could result in increased competition and significantly alter the dynamics of the retail marketplace. Other segments are substantially reducing operations which could also result in competition rushing to fill the void created by such corporate actions. Such consolidation, or other business combinations or alliances, or reduction in operation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. Such business combinations or alliances could result in the provision of a wider variety of products and services at competitive prices by such consolidated or aligned companies, which could adversely affect our financial performance.
We may not timely identify or effectively respond to consumer trends or preferences, which could negatively affect our relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. Our failure to adequately or effectively respond to changing consumer tastes, preferences and shopping patterns, or any other failure on our part to timely identify or effectively respond to changing consumer tastes, preferences and shopping patterns could negatively affect our relationship with our customers, the demand for the products we sell, our market share and the growth of our business.
Failure to successfully execute our omni-channel strategy and the cost of our increasing eCommerce investments may materially adversely affect our market position, net sales and financial performance.
The retail business is rapidly evolving and consumers are increasingly embracing shopping digitally. As a result, the portion of total consumer expenditures with retailers and wholesale clubs occurring through digital platforms is increasing and the pace of this increase could accelerate.
Our strategy, which includes acquisitions, joint ventures, investments in eCommerce, technology, store remodels and other customer initiatives may not adequately or effectively allow us to grow our eCommerce business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. The success of this strategy will depend in large measure on our ability to build and deliver a seamless omni-channel shopping experience and is further subject to the risks we face as outlined in this Item 1A. As a result, our market position, net sales and financial performance could be adversely affected, which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
Furthermore, the cost of certain eCommerce and technology investments, including any operating losses incurred will adversely impact our financial performance in the short-term and may adversely impact our financial performance over the longer term.
The performance of strategic alliances and other business relationships to support the expansion of our business could materially adversely affect our financial performance.
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our retail operations. These arrangements may not generate the level of sales we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance or business relationship could materially adversely affect our financial performance.
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
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores.
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
Risks associated with our suppliers could materially adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We expect our suppliers to comply with applicable laws, including labor, safety, anti-corruption and environmental laws, and to otherwise meet our required supplier standards of conduct. Our ability to find qualified suppliers who uphold our standards, and to access products in a timely and efficient manner, is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.
Political and economic instability in the countries in which our foreign suppliers and their manufacturers are located, the financial instability of suppliers, suppliers' failure to meet certain of our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
In addition, the U.S. foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.
If the products we sell are not safe or otherwise fail to meet our customers' expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming a product we sell or otherwise experience a material impact to our brand, reputation and financial performance. We may also face reputational and other risks related to third-party sales on our digital platforms.
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and may also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food or non-food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our digital platforms, which we refer to as marketplace transactions. The applicability to us of laws related to such sales is currently unsettled and we may face reputational, financial and other risks, including liability, for third-party sales of goods that are counterfeit or otherwise fraudulent.
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
Increasingly, customers are using computers, tablets, and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media and electronic mail to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, in addition to home delivery, we offer "Walmart Pickup," "Pickup Today," "Club Pickup" and "Online Grocery" programs under which many products available for purchase online can be picked up by the customer at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-channel retailing is a rapidly evolving part of the retail industry and of our operations in the U.S. (whether through organic growth or eCommerce acquisitions) and in a number of markets in which our Walmart International segment operates.
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
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the computer and operating systems on which they run, including those applications and systems in our acquired eCommerce businesses, are regularly subject to cyber-attacks. Those attacks involve attempts to gain access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and make unauthorized use of customers' or members' payment information and related risks discussed below. Such attacks, if successful, may also create denials of service or otherwise disable, degrade or sabotage one or more of our digital platforms and otherwise significantly disrupt our customers' and members' shopping experience. If we are unable to maintain the security of our digital platforms and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in traffic, reputational damage and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.
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
In addition, such events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores thereby materially adversely affecting our operations, net sales, results of operations, financial condition, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures we employ to guard personal information against cyber-attacks and other attempts to access such information and could result in a disruption of our operations, particularly our digital operations.
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
Walmart has retail pharmacy operations in our Walmart U.S. and Sam's Club segments. A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs").
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
One or a combination of such factors may adversely affect the volumes of brand name and generic pharmaceuticals we sell, our cost of sales associated with our retail pharmacy operations, and the net sales and gross margin of those operations or result in the loss of cross-store or cross-club selling opportunities and, in turn, adversely affect our overall net sales, other results of operations, cash flows and liquidity.
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
Our operations in countries other than the U.S. are conducted primarily in the local currencies of those countries. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. In recent years, fluctuations in currency exchange rates that were unfavorable have had adverse effects on our reported results of operations.
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
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable store and club sales growth rates, eCommerce growth rates, gross margin, or earnings and earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies. Additionally, failure of Walmart's performance to compare favorably to that of other retailers may have a negative effect on the price of our stock.

Legal, Tax, Regulatory, Compliance, Reputational and Other Risks
Our international operations subject us to legislative, judicial, accounting, legal, regulatory, tax, political and economic risks and conditions specific to the countries or regions in which we operate, which could materially adversely affect our business or financial performance.
In addition to our U.S. operations, we operate our retail business in Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom.
During fiscal 2019, our Walmart International operations generated approximately 24% of our consolidated net sales. Walmart International's operations in various countries also sources goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints (such as regulation of product and service offerings including regulatory restrictions on eCommerce offerings in international markets, such as India), restrictive governmental actions (such as trade protection measures), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.
Our business and results of operations in the UK may be negatively affected by increases in food costs, changes in trade policies, changes in labor, immigration, tax or other laws and fluctuations in currency exchange rates resulting from the UK's pending exit from the European Union. We expect continued uncertainty around the extent of the impact of this exit on our business until the UK and the European Union put in alternative trade and other arrangements.
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
Changes in tax and trade laws and regulations could materially adversely affect our financial performance.
In fiscal 2019, our Walmart U.S. and Sam's Club operating segments generated approximately 76% of our consolidated net sales. The federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs. Potential changes which have been discussed include the renegotiation or termination of trade agreements and the imposition of higher tariffs on imports into the U.S. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. operations and our business.
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

For example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed income tax laws that affect U.S. corporations and there are aspects of the Tax Act that remain unclear as additional guidance from the U.S. tax authority is pending. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.
In addition, we are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.
Changes in and/or failure to comply with other laws and regulations specific to the environments in which we operate could materially adversely affect our reputation, market position, or our business and financial performance.
We operate in complex regulated environments in the United States and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations.
Our pharmacy operations in the United States are subject to numerous federal, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: federal and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including the Health Insurance Portability and Accountability Act, the Affordable Care Act, laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (the "FDA") and the Drug Enforcement Administration (the "DEA"), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell and the financial services we offer; anti-kickback laws; false claims laws; and federal and state laws governing health care fraud and abuse and the practice of the professions of pharmacy, optical care and nurse practitioner services.
For example, in the United States the DEA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, laws and regulations related to competition, and antitrust matters, and health and wellness related regulations for our pharmacy operations outside of the United States. In addition, certain financial services we offer or make available, such as our money transfer agent services, are subject to legal and regulatory requirements, including those intended to help detect and prevent money laundering, fraud and other illicit activity. The impact of new laws, regulations and policies and the related interpretations and changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer.
Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the United States; loss of licenses; and significant fines or monetary damages and/or penalties. In addition, failure to comply with applicable legal or regulatory requirements in the United States or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.
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

In addition, ASDA Stores, Ltd. ("Asda"), a wholly-owned subsidiary of the Company, has been named as a defendant in numerous "equal value" claims pending in the Manchester Employment Tribunal (the "Employment Tribunal") in the United Kingdom. The claimants, who are current and former Asda store employees, allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of male employees working in Asda's warehouses and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. The claimants are seeking differential back pay based on higher wage rates in the warehouses and distribution facilities and higher wage rates on a prospective basis. At present, we cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these matters.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from such claims.
We discuss these cases and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of this Annual Report on Form 10-K.
We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of our on-going FCPA matter.
As previously disclosed, we are under investigation by the U.S. Department of Justice (the "DOJ") and the SEC regarding possible violations of the FCPA. We have been cooperating with those agencies and discussions have been ongoing with them regarding the resolution of these matters. These discussions have progressed to a point that in fiscal 2018, we reasonably estimated a probable loss and recorded an aggregate accrual of $283 million with respect to these matters (the "Accrual").
A number of federal and local government agencies in Mexico also investigated these matters.  Walmex cooperated with the Mexican governmental agencies that conducted these investigations.
Furthermore, lawsuits relating to the matters under investigation were filed by several of our shareholders against us, certain of our current and former directors and former officers and certain of Walmex's former officers.  These matters have been resolved or immaterial accruals have been made for proposed settlements.
We could be exposed to a variety of negative consequences as a result of the matters noted above. One or more enforcement actions could be instituted in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. Shareholder lawsuits may result in judgments against us and our current and former directors and officers named in those proceedings. We also expect that there will be ongoing media and governmental interest regarding these matters, including additional news articles on these matters that could impact the perception among certain audiences of our role as a corporate citizen. Moreover, we have incurred and expect to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits and with respect to investigations.
While we have made an Accrual for these matters, because the discussions are continuing, there can be no assurance as to the timing or the terms of the final resolution of these matters. Although we do not presently believe that these matters, including the Accrual (and the payment of the Accrual at some point-in-time in the future) will have a material adverse effect on our business, financial position, results of operations or cash flows, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business, financial position, results of operations or cash flows in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
United States
The Walmart U.S. and Sam's Club segments comprise the Company's operations in the U.S. As of January 31, 2019, unit counts for Walmart U.S. and Sam's Club are summarized by format for each state and territory as follows:

	Walmart U.S.			Sam's Club
State or Territory	Supercenters	Discount Stores	Neighborhood Markets and other small formats (1)	Clubs	Grand Total
Alabama	101	1	30	13	145
Alaska	7	2	—	—	9
Arizona	83	2	31	12	128
Arkansas	76	5	37	9	127
California	141	72	80	29	322
Colorado	70	4	18	17	109
Connecticut	12	21	1	1	35
Delaware	6	3	—	1	10
Florida	232	9	98	46	385
Georgia	154	2	35	24	215
Hawaii	—	10	—	2	12
Idaho	23	—	3	1	27
Illinois	139	15	12	25	191
Indiana	97	6	12	13	128
Iowa	58	2	—	9	69
Kansas	58	2	16	9	85
Kentucky	78	7	9	9	103
Louisiana	89	2	34	14	139
Maine	19	3	—	3	25
Maryland	30	18	3	11	62
Massachusetts	27	22	3	—	52
Michigan	91	3	10	23	127
Minnesota	65	4	1	12	82
Mississippi	65	3	10	7	85
Missouri	112	9	18	19	158
Montana	14	—	—	2	16
Nebraska	35	—	7	5	47
Nevada	30	2	11	7	50
New Hampshire	19	8	—	2	29
New Jersey	33	30	—	8	71
New Mexico	35	2	9	7	53
New York	80	17	7	12	116
North Carolina	144	6	45	22	217
North Dakota	14	—	—	3	17
Ohio	139	6	3	27	175
Oklahoma	81	8	35	13	137
Oregon	29	7	10	—	46
Pennsylvania	116	21	3	24	164
Puerto Rico	13	5	12	7	37
Rhode Island	5	4	—	—	9
South Carolina	84	—	27	13	124
South Dakota	15	—	—	2	17
Tennessee	117	2	21	14	154
Texas	393	18	112	82	605
Utah	41	—	13	8	62
Vermont	3	3	—	—	6
Virginia	109	6	25	15	155
Washington	52	10	6	—	68
Washington D.C.	3	—	3	—	6
West Virginia	38	—	1	5	44
Wisconsin	83	4	2	10	99
Wyoming	12	—	—	2	14
U.S. total	3,570	386	813	599	5,368

(1) Includes 698 neighborhood markets, 77 Walmart U.S. eCommerce retail locations and 38 other small formats.

International
The Walmart International segment comprises the Company's operations outside of the U.S. Unit counts as of January 31, 2019(1) for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total
Africa(3)	346	90	—	436
Argentina	92	—	—	92
Canada	411	—	—	411
Central America(4)	811	—	—	811
Chile	363	8	—	371
China	420	23	—	443
India	—	22	—	22
Japan	332	—	—	332
Mexico	2,279	163	—	2,442
United Kingdom	615	—	18	633
International total	5,669	306	18	5,993

(1)
Walmart International unit counts, with the exception of Canada, are as of December 31, 2018, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2019.

(2)	Other includes stand-alone gas stations.

(3)
Africa unit counts by country are Botswana (11), Ghana (4), Kenya (2), Lesotho (3), Malawi (2), Mozambique (6), Namibia (4), Nigeria (5), South Africa (389), Swaziland (1), Tanzania (1), Uganda (1) and Zambia (7).

(4)	Central America unit counts by country are Costa Rica (256), El Salvador (97), Guatemala (250), Honduras (105) and Nicaragua (103).
Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2019:

	Owned and Operated	Owned and Third Party Operated	Leased and Operated	Third Party Owned and Operated	Total
U.S. properties
Walmart U.S. retail units	4,075	—	694	—	4,769
Sam's Club retail units	513	—	86	—	599
Total U.S. retail units	4,588	—	780	—	5,368
Walmart U.S. distribution facilities	107	2	29	18	156
Sam's Club distribution facilities	7	3	4	9	23
Total U.S. distribution facilities	114	5	33	27	179
Total U.S. properties	4,702	5	813	27	5,547

International properties
Africa	38	—	398	—	436
Argentina	67	—	25	—	92
Canada	124	—	287	—	411
Central America	327	—	484	—	811
Chile	218	—	153	—	371
China	2	—	441	—	443
India	2	—	20	—	22
Japan	54	—	278	—	332
Mexico	680	—	1,762	—	2,442
United Kingdom	434	—	199	—	633
Total International retail units	1,946	—	4,047	—	5,993
International distribution facilities	33	5	122	66	226
Total International properties	1,979	5	4,169	66	6,219
Total properties	6,681	10	4,982	93	11,766

Total retail units	6,534	—	4,827	—	11,361
Total distribution facilities	147	10	155	93	405
Total properties	6,681	10	4,982	93	11,766

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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes 440 cases as of March 15, 2019; 27 cases are in the process of being transferred to the MDL or have remand motions pending; and there are 92 additional state cases pending as of March 15, 2019. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-K.
II. CERTAIN OTHER PROCEEDINGS: The Company is a defendant in a lawsuit in which the complaint closely tracks the allegations set forth in a news story that appeared in The New York Times (the "Times") on April 21, 2012. This is a securities lawsuit, City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, that was filed on May 7, 2012, in the United States District Court for the Middle District of Tennessee, and subsequently transferred to the Western District of Arkansas, in which the plaintiff alleges various violations of the U.S. Foreign Corrupt Practices Act (the
"FCPA") beginning in 2005, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between December 8, 2011, and April 20, 2012, and has sought damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On September 20, 2016, the court granted plaintiff's motion for class certification. On October 6, 2016, the defendants filed a petition to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit. On November 7, 2016, the U.S. Court of Appeals for the Eighth Circuit denied the Company's petition. On October 26, 2018, the parties filed a motion asking the court to approve a proposed settlement under which the Company would pay $160 million (the “Settlement Amount”) to resolve the claims of all class members. On December 6, 2018, the court preliminarily approved the settlement and scheduled the final approval hearing for April 4, 2019. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. The Settlement Amount was expensed in the Company’s fiscal 2019 financial statements.
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
In September 2018, the United States Environmental Protection Agency (the “EPA”) notified the Company that it had initiated an administrative penalty action by issuing a Draft Consent Agreement and Final Order. The letter accompanying the Draft Consent Agreement and Final Order alleges that the Company distributed and/or sold three unregistered pesticide products from March 1, 2017 through June 23, 2017. The EPA is seeking a penalty of $960,000. The manufacturer of the product is responsible for ensuring that a FIFRA-regulated product is properly registered prior to its sale. The Company is cooperating with the EPA.
In January 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of approximately $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine.

In April 2017, the California Air Resources Board (the "ARB") notified the Company that it had taken the position that retailers are required to use unclaimed deposits collected on sales of small containers of automotive refrigerant to fund certain consumer education programs. The ARB alleged that the Company had improperly retained approximately $4.2 million in unclaimed deposits and has sought reimbursement. The Company has denied any wrongdoing.
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
Holders of Record of Common Stock
As of March 26, 2019, there were 223,968 holders of record of Walmart's common stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ending with fiscal 2019 to the cumulative total returns on the S&P 500 Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2014, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

*Assumes $100 Invested on February 1, 2014 Assumes Dividends Reinvested Fiscal Year Ending January 31, 2019

	Fiscal Years Ended January 31,
	2014	2015	2016	2017	2018	2019
Walmart Inc.	$100.00	$116.63	$93.60	$96.88	$158.71	$146.06
S&P 500 Index	100.00	114.22	113.46	136.20	172.17	168.19
S&P 500 Retailing Index	100.00	119.10	140.73	167.11	241.08	256.26
Issuer Repurchases of Equity Securities
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2019 were made under the current $20.0 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases.  As of January 31, 2019, authorization for $11.3 billion of share repurchases remained. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2019, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2018	8,949,106	$98.25	8,949,106	$13.7
December 1-31, 2018	14,204,024	91.52	14,204,024	12.4
January 1-31, 2019	11,660,639	$95.59	11,660,639	$11.3
Total	34,813,769		34,813,769
(1) Represents the approximate dollar value of shares that could have been repurchased at the end of the month.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary
Walmart Inc.

	As of and for the Fiscal Years Ended January 31,
(Amounts in millions, except per share and unit count data)	2019	2018	2017	2016	2015
Operating results
Total revenues	$514,405	$500,343	$485,873	$482,130	$485,651
Percentage change in total revenues from previous fiscal year	2.8%	3.0%	0.8%	(0.7)%	2.0%
Net sales	$510,329	$495,761	$481,317	$478,614	$482,229
Percentage change in net sales from previous fiscal year	2.9%	3.0%	0.6%	(0.7)%	1.9%
Increase (decrease) in calendar comparable sales(1) in the U.S.	4.0%	2.2%	1.4%	0.3%	0.5%
Walmart U.S.	3.7%	2.1%	1.6%	1.0%	0.6%
Sam's Club	5.4%	2.8%	0.5%	(3.2)%	0.0%
Gross profit margin	24.5%	24.7%	24.9%	24.6%	24.3%
Operating, selling, general and administrative expenses, as a percentage of net sales	21.0%	21.5%	21.2%	20.3%	19.4%
Operating income	$21,957	$20,437	$22,764	$24,105	$27,147
Interest, net	2,129	2,178	2,267	2,467	2,348
Loss on extinguishment of debt	—	3,136	—	—	—
Other (gains) and losses	8,368	—	—	—	—
Income from continuing operations attributable to Walmart	6,670	9,862	13,643	14,694	16,182
Diluted income per common share from continuing operations attributable to Walmart	$2.26	$3.28	$4.38	$4.57	$4.99
Dividends declared per common share	2.08	2.04	2.00	1.96	1.92

Financial position
Inventories	$44,269	$43,783	$43,046	$44,469	$45,141
Property, equipment, capital lease and financing obligation assets, net	111,395	114,818	114,178	116,516	116,655
Total assets	219,295	204,522	198,825	199,581	203,490
Long-term debt and long-term capital lease and financing obligations (excluding amounts due within one year)	50,203	36,825	42,018	44,030	43,495
Total Walmart shareholders' equity	72,496	77,869	77,798	80,546	81,394

Unit counts(2)
Walmart U.S. segment	4,769	4,761	4,672	4,574	4,516
Walmart International segment	5,993	6,360	6,363	6,299	6,290
Sam's Club segment	599	597	660	655	647
Total units	11,361	11,718	11,695	11,528	11,453

(1)
Comparable sales include sales from stores and clubs open for the previous 12 months, including sales from acquisitions when such acquisitions have been owned for 12 months. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Comparable sales include fuel.

(2)	Unit counts related to discontinued operations have been removed from all relevant periods.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2019 ("fiscal 2019"), January 31, 2018 ("fiscal 2018") and January 31, 2017 ("fiscal 2017") should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
Management measures the results of the Company's segments using each segment's operating income, including certain corporate overhead allocations, as well as other measures. From time to time, we revise the measurement of each segment's operating income and other measures as determined by the information regularly reviewed by our chief operating decision maker. In fiscal 2019, the Company revised certain of its corporate overhead allocations, including depreciation expense, to the operating segments and, accordingly, revised prior period amounts for comparability.
Management also measures the results of comparable store and club sales, or comparable sales, a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated online or though mobile applications, including omni-channel transactions which are fulfilled through our stores and clubs. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
We made certain strategic portfolio decisions, further discussed in Item 1. Business, which include the following:

•
Acquisition of 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart Private Limited ("Flipkart") in August 2018. The ongoing operations negatively impacted fiscal 2019 net income and this negative impact will continue in fiscal 2020.

•
Proposed combination of J Sainsbury plc and Asda Group Limited ("Asda"), where we would receive approximately 42 percent of the share capital of the combined company, however, the held for sale criteria has not been met as of January 31, 2019. Further, there can be no assurance as to whether regulatory approval will be obtained or the proposed combination will be consummated. In the future, if the held for sale classification criteria is met for the disposal group, we expect to recognize a loss, the amount of which may fluctuate based on the changes in the value of share capital received and foreign exchange rates.

•	Divestiture of 80 percent of Walmart Brazil to Advent International ("Advent") in August 2018, for which we recorded a pre-tax loss of $4.8 billion in fiscal 2019.

•	Divestiture of banking operations in Walmart Chile in December 2018 and the proposed divestiture of banking operations in Walmart Canada, classified as held for sale as of January 31, 2019.

The Retail Industry
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We also compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors," and under "Cautionary Statement Regarding Forward-Looking Statements."
Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to maintain and strengthen our competitive positions in the countries in which we operate.  We define our financial framework as:

•	strong, efficient growth;

•	consistent operating discipline; and

•	strategic capital allocation.
As we execute on this financial framework, we believe our returns on capital will improve over time.
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on the most productive growth opportunities, increasing comparable store and club sales, accelerating eCommerce sales growth and expansion of omni-channel initiatives while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company.
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar, which may result in differences when compared to comparable sales using the retail calendar.
Calendar comparable sales, as well as the impact of fuel, for fiscal 2019 and 2018, were as follows:

	Fiscal Years Ended January 31,
	2019	2018	2019	2018
	With Fuel		Fuel Impact
Walmart U.S.	3.7%	2.1%	0.1%	0.1%
Sam's Club	5.4%	2.8%	1.6%	1.0%
Total U.S.	4.0%	2.2%	0.4%	0.2%
Walmart U.S. comparable sales increased 3.7% and 2.1% in fiscal 2019 and 2018, respectively, driven by ticket and traffic growth. Walmart U.S. eCommerce sales positively contributed approximately 1.3% and 0.7% to comparable sales for fiscal 2019 and fiscal 2018, respectively, as we continue to focus on a seamless omni-channel experience for our customers. Sam's Club comparable sales increased 5.4% and 2.8% in fiscal 2019 and 2018, respectively. Sam's Club fiscal 2019 comparable sales were driven by strong traffic, which was aided by transfers of sales from our closed clubs to our existing clubs and fuel sales. These increases were partially offset by reduced tobacco sales due to our decision to remove tobacco from certain locations in fiscal 2019. Sam's Club fiscal 2018 comp sales were driven by strong traffic and fuel sales. Sam's Club eCommerce sales positively contributed approximately 0.9% and 0.7% to comparable sales for fiscal 2019 and 2018, respectively.

Consistent Operating Discipline
We operate with discipline by managing expenses, optimizing the efficiency of how we work and creating an environment in which we have sustainable lowest cost to serve. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative expenses.

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2019	2018
Net sales	$510,329	$495,761
Percentage change from comparable period	2.9%	3.0%
Operating, selling, general and administrative expenses	$107,147	$106,510
Percentage change from comparable period	0.6%	4.6%
Operating, selling, general and administrative expenses as a percentage of net sales	21.0%	21.5%
For fiscal 2019, operating, selling, general and administrative ("operating") expenses as a percentage of net sales decreased 48 basis points, when compared to the same period in the previous fiscal year. The primary drivers of the expense leverage were strong sales performance in conjunction with productivity improvements and lapping fiscal 2018 charges discussed in the following paragraph. The improvements in fiscal 2019 were partially offset by additional investments in eCommerce and technology, as well as a $160 million charge related to a securities class action lawsuit.
For fiscal 2018, operating expenses as a percentage of net sales increased 32 basis points, when compared to the previous fiscal year. While our increase in net sales and improving expense management had a positive impact on our operating expenses as a percentage of net sales, we did not leverage expenses as a result of approximately $0.6 billion in charges related to Sam's Club closures and discontinued real estate projects, $400 million related to a lump sum bonus paid to associates, $300 million related to Home Office severance, the legal accrual of $283 million related to the FCPA matter, a charge of $244 million related to discontinued real estate projects in Walmart U.S. and the decisions to exit certain international properties and wind down the first party Brazil eCommerce operations.
Strategic Capital Allocation
We are allocating more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and a seamless omni-channel experience for our customers. Total fiscal 2019 capital expenditures increased slightly compared to the prior year; the following table provides additional detail:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2019	2018
eCommerce, technology, supply chain and other	5,218	4,521
Remodels	2,152	2,009
New stores and clubs, including expansions and relocations	$313	$914
Total U.S.	7,683	7,444
Walmart International	2,661	2,607
Total capital expenditures	$10,344	$10,051

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 3.4% and 5.2% for the fiscal years ended January 31, 2019 and 2018, respectively. For fiscal 2019, the decline in ROA was primarily due to the decrease in consolidated net income resulting from the $4.5 billion net loss related to the sale of the majority stake in Walmart Brazil and also the $2.8 billion net unrealized loss on our JD.com investment. For fiscal 2018, the decline in ROA was primarily due to the loss on extinguishment of debt and the decrease in operating income. ROI was 14.2% for fiscal 2019, which was flat compared to fiscal 2018.

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
Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI. Beginning in fiscal 2020, our calculation of ROI will change upon adoption of ASU 2016-02, Leases, primarily to replace the factor of 8 for rent expense with US GAAP operating lease assets.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$7,179	$10,523
Denominator
Average total assets(1)	$211,909	$201,674
Return on assets (ROA)	3.4%	5.2%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,957	$20,437
+ Interest income	217	152
+ Depreciation and amortization	10,678	10,529
+ Rent	3,004	2,932
= Adjusted operating income	$35,856	$34,050

Denominator
Average total assets(1)	$211,909	$201,674
+ Average accumulated depreciation and amortization(1)	85,107	79,995
- Average accounts payable(1)	46,576	43,763
- Average accrued liabilities(1)	22,141	21,388
+ Rent x 8	24,032	23,456
= Average invested capital	$252,331	$239,974
Return on investment (ROI)	14.2%	14.2%

	As of January 31,
	2019	2018	2017
Certain Balance Sheet Data
Total assets	$219,295	$204,522	$198,825
Accumulated depreciation and amortization	87,175	83,039	76,951
Accounts payable	47,060	46,092	41,433
Accrued liabilities	22,159	22,122	20,654
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $27.8 billion, $28.3 billion and $31.7 billion for fiscal 2019, 2018 and 2017, respectively. We generated free cash flow of $17.4 billion, $18.3 billion and $21.1 billion for fiscal 2019, 2018 and 2017, respectively. Net cash provided by operating activities for fiscal 2019 declined when compared to fiscal 2018 primarily due to timing of vendor payments, partially offset by lower tax payments mainly resulting from U.S. tax reform enacted on December 22, 2017 ("Tax Reform") and the timing of tax payments. Free cash flow for fiscal 2019 declined when compared to fiscal 2018 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.3 billion in increased capital expenditures. The decrease in net cash provided by operating activities and free cash flow in fiscal 2018 from fiscal 2017 were primarily due to the timing of tax and other payments, as well as lapping the previous year's improvements in working capital management and the benefit from the application of tax regulations adopted in fiscal 2017.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Net cash provided by operating activities	$27,753	$28,337	$31,673
Payments for property and equipment	(10,344)	(10,051)	(10,619)
Free cash flow	$17,409	$18,286	$21,054

Net cash used in investing activities(1)	$(24,036)	$(9,079)	$(13,896)
Net cash used in financing activities	(2,537)	(19,875)	(19,072)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2019	2018	2017
Total revenues	$514,405	$500,343	$485,873
Percentage change from comparable period	2.8%	3.0%	0.8%
Net sales	$510,329	$495,761	$481,317
Percentage change from comparable period	2.9%	3.0%	0.6%
Total U.S. calendar comparable sales increase	4.0%	2.2%	1.4%
Gross profit rate	24.5%	24.7%	24.9%
Operating income	$21,957	$20,437	$22,764
Operating income as a percentage of net sales	4.3%	4.1%	4.7%
Consolidated net income	$7,179	$10,523	$14,293
Unit counts at period end	11,361	11,718	11,695
Retail square feet at period end	1,129	1,158	1,164
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $14.1 billion or 2.8% and $14.5 billion or 3.0% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. Net sales increased $14.6 billion or 2.9% and $14.4 billion or 3.0% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, net sales were positively impacted by overall positive comparable sales for Walmart U.S. and Sam's Club segments, along with positive comparable sales in the majority of our International markets and net sales from Flipkart, which we acquired in the third quarter of fiscal 2019. Additionally, for fiscal 2019, the increase in net sales was partially offset by a $4.5 billion decrease in net sales due to club closures in the Sam's Club segment during fiscal 2018, a $3.1 billion reduction in net sales due to the sale of the majority stake in Walmart Brazil in the International segment, and $0.7 billion of negative impact from fluctuations in currency exchange rates. For fiscal 2018, net sales were positively impacted by overall positive comparable sales, the impact from new store openings and sales generated from eCommerce acquisitions. The positive effect of such factors on our consolidated net sales for fiscal 2018 was partially offset by a reduction in net sales of $1.9 billion due to divesting our Yihaodian and Suburbia businesses and the $0.5 billion of negative impact from fluctuations in currency exchange rates.
Our gross profit rate decreased 18 and 26 basis points for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, the decrease was due to the mix effects from our growing eCommerce business, the consolidation of Flipkart, our planned pricing strategy and increased transportation expenses. For fiscal 2018, the decrease was primarily due to our planned pricing strategy and the mix effects from our growing eCommerce business.
Membership and other income decreased for fiscal 2019, when compared to the previous fiscal year, primarily due to the prior year recognition of a $387 million gain from the sale of Suburbia in our International Segment. Membership and other income was relatively flat for fiscal 2018, when compared to the previous fiscal year. While fiscal 2018 included a $387 million gain from the sale of Suburbia, along with a $47 million gain from a land sale, higher recycling income from our sustainability efforts and higher membership income from increased Plus Member penetration at Sam's Club, these gains were offset by gains recognized in fiscal 2017.
For fiscal 2019, operating expenses as a percentage of net sales decreased 48 basis points, when compared to the same period in the previous fiscal year. The primary drivers of the expense leverage were strong sales performance in conjunction with productivity improvements and lapping fiscal 2018 charges discussed in the following paragraph. The improvements in fiscal 2019 were partially offset by additional investments in eCommerce and technology, as well as a $160 million charge related to a securities class action lawsuit.
For fiscal 2018, operating expenses as a percentage of net sales increased 32 basis points, when compared to the previous fiscal year. While our increase in net sales and improving expense management had a positive impact on our operating expenses as a percentage of net sales, we did not leverage expenses as a result of approximately $0.6 billion in charges related to Sam's Club closures and discontinued real estate projects, $400 million related to a lump sum bonus paid to associates, $300 million related to Home Office severance, the legal accrual of $283 million related to the FCPA matter, a charge of $244 million related to discontinued real estate projects in Walmart U.S. and the decisions to exit certain international properties and wind down the first party Brazil eCommerce operations.
Other losses were $8.4 billion for fiscal 2019, primarily the result of the $4.8 billion pre-tax loss on the sale of the majority stake in Walmart Brazil and a $3.5 billion pre-tax decrease in the market value of our investment in JD.com. Fiscal 2018 results included loss on extinguishment of debt of $3.1 billion.
Our effective income tax rate was 37.4% for fiscal 2019, 30.4% for fiscal 2018, and 30.3% for fiscal 2017. Although the U.S. statutory rate was lowered due to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), our effective income tax rate increased in fiscal 2019 primarily because we recognized minimal tax benefit related to the sale of the majority stake in Walmart Brazil and Flipkart's results. Additionally, our effective income tax rate may also fluctuate as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that, beginning in fiscal 2019, are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2019, 2018 and 2017 is presented in Note 9 in the "Notes to Consolidated Financial Statements."
As a result of the factors discussed above, we reported $7.2 billion and $10.5 billion of consolidated net income for fiscal 2019 and 2018, respectively, which represents a decrease of $3.3 billion and $3.8 billion for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $2.26, $3.28 and $4.38 for fiscal 2019, 2018 and 2017, respectively.

Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2019	2018	2017
Net sales	$331,666	$318,477	$307,833
Percentage change from comparable period	4.1%	3.5%	3.2%
Calendar comparable sales increase	3.7%	2.1%	1.6%
Operating income	$17,386	$16,995	$17,012
Operating income as a percentage of net sales	5.2%	5.3%	5.5%
Unit counts at period end	4,769	4,761	4,672
Retail square feet at period end	705	705	699
Net sales for the Walmart U.S. segment increased $13.2 billion or 4.1% and $10.6 billion or 3.5% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable store sales of 3.7% and 2.1% for fiscal 2019 and 2018, respectively, driven by ticket and traffic growth. Walmart U.S. eCommerce sales positively contributed approximately 1.3% and 0.7% to comparable sales for fiscal 2019 and 2018. Additionally, for fiscal 2018, year-over-year growth in retail square feet further contributed to the year-over-year increase.
Gross profit rate decreased 28 and 24 basis points for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, the decrease was primarily due to our planned pricing strategy, increased transportation expenses, and the mix effects from our growing eCommerce business. For fiscal 2018, the decrease was primarily due to our planned pricing strategy and the mix effects from our growing eCommerce business. Partially offsetting the negative factors for fiscal 2018 was the positive impact of savings from procuring merchandise.
Operating expenses as a percentage of segment net sales decreased 23 basis points for fiscal 2019 and was relatively flat for fiscal 2018, when compared to the previous fiscal year. The decrease in fiscal 2019 was primarily due to strong sales performance in conjunction with productivity improvements and the prior year comparable period including charges related to discontinued real estate projects of $244 million. These improvements more than offset investments in eCommerce, technology and omni-channel initiatives and raising the starting wage rate at the beginning of fiscal 2019.
As a result of the factors discussed above, segment operating income increased $391 million for fiscal 2019 and was relatively flat for fiscal 2018, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2019	2018	2017
Net sales	$120,824	$118,068	$116,119
Percentage change from comparable period	2.3%	1.7%	(5.9)%
Operating income	$4,883	$5,229	$5,737
Operating income as a percentage of net sales	4.0%	4.4%	4.9%
Unit counts at period end	5,993	6,360	6,363
Retail square feet at period end	344	373	377
Net sales for the Walmart International segment increased $2.8 billion or 2.3% and $1.9 billion or 1.7% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, the increase was primarily due to positive comparable sales in the majority of our markets and net sales from Flipkart, which we acquired in the third quarter of fiscal 2019. These increases were partially offset by a $3.1 billion reduction in net sales due to our sale of the majority stake in Walmart Brazil, a $0.7 billion negative impact from fluctuations in currency exchange rates, the continued wind down of our first party Brazil eCommerce operations and a reduction in net sales of $140 million due to divesting our Suburbia business in the second quarter of fiscal 2018. For fiscal 2018, the increase in net sales was due to positive comparable sales in the majority of our markets and the impact of new stores, partially offset by a reduction in net sales of $1.9 billion due to divesting our Yihaodian and Suburbia businesses and a $0.5 billion negative impact from fluctuations in currency exchange rates.
Gross profit rate decreased 41 and 28 basis points for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, the decrease was due to Flipkart and strategic price investments in certain markets. For fiscal 2018, the decrease in the gross profit rate was primarily due to strategic price investments in certain markets.
Membership and other income decreased 22.4% and 14.0% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. The decrease in fiscal 2019 was due to the prior year recognition of a $387 million gain from the sale of Suburbia. While fiscal 2018 included the $387 million gain from the sale of Suburbia and a $47 million gain from a land sale, these gains were less than gains recognized in fiscal 2017, which included a $535 million gain from the sale of our Yihaodian business and a $194 million gain from the sale of shopping malls in Chile.

Operating expenses as a percentage of segment net sales decreased 37 basis points for fiscal 2019 and was flat for 2018, when compared to the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales for fiscal 2019 was primarily due to impairment charges in the previous fiscal year of approximately $0.5 billion, which included charges from decisions to exit certain properties and wind down the first party Brazil eCommerce operations; this decrease in operating expenses was partially offset by the addition of operating expenses from Flipkart in fiscal 2019. While fiscal 2018 was benefited by an increase in net sales, this benefit was offset by restructuring and impairment charges in certain markets of approximately $0.5 billion, including charges from decisions to exit certain properties and wind down the first party Brazil eCommerce operations.
As a result of the factors discussed above, segment operating income decreased $346 million and $508 million for fiscal 2019 and 2018, respectively.
Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2019	2018	2017
Including Fuel
Net sales	$57,839	$59,216	$57,365
Percentage change from comparable period	(2.3)%	3.2%	0.9%
Calendar comparable sales increase	5.4%	2.8%	0.5%
Operating income	$1,520	$915	$1,628
Operating income as a percentage of net sales	2.6%	1.5%	2.8%
Unit counts at period end	599	597	660
Retail square feet at period end	80	80	88

Excluding Fuel (1)
Net sales	$52,332	$54,456	$53,289
Percentage change from comparable period	(3.9)%	2.2%	1.8%
Operating income	$1,383	$797	$1,576
Operating income as a percentage of net sales	2.6%	1.5%	3.0%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment decreased $1.4 billion or 2.3% for fiscal 2019 and increased $1.9 billion or 3.2% for fiscal 2018, when compared to the previous fiscal year. For fiscal 2019, the decrease was primarily due to a $4.5 billion decrease in net sales resulting from the net closure of 63 clubs during fiscal 2018, as well as reduced tobacco sales due to our decision to remove tobacco from certain locations. These decreases were partially offset by increases in comparable sales, which were benefited by transfers of sales from our closed clubs to our existing clubs. Sam's Club eCommerce sales positively contributed approximately 0.9% to comparable sales for fiscal 2019. Additional fuel sales of $0.7 billion partially offset the decreases in net sales for fiscal 2019. For fiscal 2018, the increase in net sales was primarily due to an increase in comparable sales which were benefited by an increase of $0.7 billion in fuel sales from higher fuel prices. Sam's Club eCommerce sales positively contributed approximately 0.7% to comparable sales for fiscal 2018.
Gross profit rate was relatively flat for fiscal 2019 and decreased 44 basis points for fiscal 2018, when compared to the previous fiscal year. For fiscal 2019, gross profit rate was benefited by lapping the impact of markdowns to liquidate inventory related to club closures in fiscal 2018 and decreased tobacco sales in fiscal 2019, which have lower margins. This benefit to the gross profit rate was offset by higher transportation costs and eCommerce shipping costs, investments in price and increased shrink in fiscal 2019. For fiscal 2018, the decrease in gross profit rate was primarily due to the impact of markdowns to liquidate inventory related to club closures, a reclassification of certain supply expenses from operating expenses to cost of goods sold, increased shrink, increased eCommerce shipping costs and the investment in cash rewards.
Membership and other income increased 2.6% and 2.3% for fiscal 2019 and 2018, respectively, when compared to the previous fiscal year. For fiscal 2019, the increase was due to an increase of 1.5% in membership income resulting from increased Plus Member penetration and gains on property sales. These increases were partially offset by lower recycling income when compared to the previous fiscal year. For fiscal 2018, the increase in membership and other income was primarily due to higher recycling income from our sustainability efforts and an increase of 1.3% in membership income resulting from increased Plus Member penetration.
Operating expenses as a percentage of segment net sales decreased 99 basis points for fiscal 2019 and increased 83 basis points for fiscal 2018, when compared to the previous fiscal year. For fiscal 2019, the decrease in operating expenses as a percentage of segment net sales was primarily due to a charge of approximately $0.6 billion in the prior year's comparable period related to club closures and discontinued real estate projects. This charge resulted in the increase in operating expenses as a percentage of segment net sales in fiscal 2018.

As a result of the factors discussed above, segment operating income increased $605 million for fiscal 2019 and decreased $713 million for fiscal 2018, when compared to the previous fiscal year.
Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be adequate to fund operations, finance our global investment and expansion activities, pay dividends and fund our share repurchases for the foreseeable future.
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Net cash provided by operating activities	$27,753	$28,337	$31,673
Net cash provided by operating activities was $27.8 billion, $28.3 billion and $31.7 billion for fiscal 2019, 2018 and 2017, respectively. Net cash provided by operating activities for fiscal 2019 declined when compared to the previous fiscal year primarily due to timing of vendor payments, partially offset by lower tax payments mainly resulting from Tax Reform and the timing of tax payments. The decrease in net cash provided by operating activities for fiscal 2018, when compared to the previous fiscal year, was due to the timing of tax and other payments, as well as lapping the previous year's improvements in working capital management and the benefit from the application of tax regulations adopted in fiscal 2017.
Cash Equivalents and Working Capital
Cash and cash equivalents were $7.7 billion and $6.8 billion as of January 31, 2019 and 2018, respectively. Our working capital deficit was $15.6 billion and $18.9 billion as of January 31, 2019 and 2018, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases. The decreased working capital deficit as of January 31, 2019 compared to 2018 was primarily due to higher current assets as a result of the consolidation of Flipkart.
Historically, we have used intercompany financing arrangements to make cash available in the country in which it is needed with the minimum cost possible. During fiscal 2019, we repatriated to the U.S. $5.3 billion of cash at a tax cost of approximately $40 million.
As of January 31, 2019 and 2018, cash and cash equivalents of $2.8 billion and $1.4 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.8 billion as of January 31, 2019, approximately $1.2 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Net cash used in investing activities	$(24,036)	$(9,079)	$(13,896)
Net cash used in investing activities was $24.0 billion, $9.1 billion and $13.9 billion for fiscal 2019, 2018 and 2017, respectively, and generally consisted of payments for business acquisitions and to expand our eCommerce capabilities, invest in other technologies, remodel existing stores and club and add new stores and clubs. Net cash used in investing activities increased $15.0 billion for fiscal 2019 when compared to the previous fiscal year. This increase was primarily due to the $13.8 billion payment for Flipkart , net of cash acquired, as well as payments for other, smaller acquisitions. Net cash used in investing activities decreased $4.8 billion for fiscal 2018 when compared to the previous fiscal year. Fiscal 2018 included cash received of $1.0 billion from the sale of Suburbia in Mexico, while fiscal 2017 included our acquisition of Jet.com, Inc. ("jet.com") for $2.4 billion and our purchase of $1.9 billion of shares in JD.com ("JD"). Refer to Note 13 to our Consolidated Financial Statements for further details on our acquisition of jet.com and investment in JD. Additionally, refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2019 and 2018.

Growth Activities
For the fiscal year ending January 31, 2020 ("fiscal 2020"), we project capital expenditures will be approximately $11.0 billion. In fiscal 2020, we expect to add approximately 300 new stores in Walmart International, primarily in Mexico, Central America and China, and add less than 10 stores in Walmart U.S.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Net cash used in financing activities	$(2,537)	$(19,875)	$(19,072)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Fiscal 2019 net cash used in financing activities decreased $17.3 billion when compared to the same period in the previous fiscal year. The decrease was primarily due to the $15.9 billion of net proceeds received from the issuance of long-term debt to fund a portion of the purchase price for Flipkart and for general corporate purposes, as well as a decrease in share repurchases due to the suspension of repurchases in anticipation of the Flipkart announcement. Fiscal 2018 net cash used in financing activities increased $0.8 billion for fiscal 2018 when compared to the same period in the previous fiscal year. The increase was primarily due to premiums paid for early extinguishment of debt. Further discussion of financing activities is provided by major categories below.
Short-term Borrowings
Net cash flows provided by short-term borrowings were relatively flat in fiscal 2019 and increased $4.1 billion in fiscal 2018, when compared to the balance at the end of the previous fiscal year. We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. For fiscal 2018, the additional cash provided by short-term borrowings was primarily due to the timing of our January 2018 debt extinguishment.
The following table includes additional information related to the Company's short-term borrowings for fiscal 2019, 2018 and 2017:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Maximum amount outstanding at any month-end	$13,389	$11,386	$9,493
Average daily short-term borrowings	10,625	8,131	5,691
Annual weighted-average interest rate	2.4%	1.3%	1.8%
In addition to our short-term borrowings, we have $15.0 billion of various undrawn committed lines of credit in the U.S. and approximately $2.8 billion of various undrawn committed lines of credit outside of the U.S., as of January 31, 2019, that provide additional liquidity, if needed.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2018	$3,738	$30,045	$33,783
Proceeds from issuance of long-term debt	—	15,872	15,872
Payments of long-term debt	(3,763)	(21)	(3,784)
Reclassifications of long-term debt	1,864	(1,864)	—
Other	37	(512)	(475)
Balances as of January 31, 2019	$1,876	$43,520	$45,396
Our total long-term debt increased $11.6 billion for fiscal 2019, primarily due to the net proceeds from issuance of long-term debt to fund a portion of the purchase price for Flipkart and for general corporate purposes.

Dividends
Our total dividend payments were $6.1 billion, $6.1 billion and $6.2 billion for fiscal 2019, 2018 and 2017, respectively. The Board of Directors approved, effective February 19, 2019, the fiscal 2020 annual dividend of $2.12 per share, an increase over the fiscal 2019 annual dividend of $2.08 per share. For fiscal 2020, the annual dividend will be paid in four quarterly installments of $0.53 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2019	April 1, 2019
May 10, 2019	June 3, 2019
August 9, 2019	September 3, 2019
December 6, 2019	January 2, 2020
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2019 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of January 31, 2019, authorization for $11.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2019, 2018 and 2017:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2019	2018	2017
Total number of shares repurchased	79.5	104.9	119.9
Average price paid per share	$93.18	$79.11	$69.18
Total amount paid for share repurchases	$7,410	$8,296	$8,298
Share repurchases decreased for fiscal 2019 and were relatively flat for fiscal 2018, respectively, when compared to the previous fiscal year. The decrease in fiscal 2019 was due to the suspension of repurchases in anticipation of the announcement of the Flipkart acquisition. Repurchases of Company stock returned to a more normalized level in the latter half of fiscal 2019.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2019, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Contractual Obligations
The following table sets forth certain information concerning our obligations to make contractual future payments, such as debt and lease agreements, and certain contingent commitments as of January 31, 2019:

		Payments Due During Fiscal Years Ending January 31,
(Amounts in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Recorded contractual obligations:
Long-term debt(1)	$45,396	$1,876	$8,427	$7,439	$27,654
Short-term borrowings	5,225	5,225	—	—	—
Capital lease and financing obligations(2)	9,896	917	1,650	1,260	6,069
Unrecorded contractual obligations:
Non-cancelable operating leases(3)	14,118	1,856	3,075	2,296	6,891
Estimated interest on long-term debt	23,039	1,745	3,219	2,851	15,224
Syndicated and other letters of credit	2,180	2,180	—	—	—
Purchase obligations	14,343	7,325	4,249	1,441	1,328
Total contractual obligations	$114,197	$21,124	$20,620	$15,287	$57,166

(1)	"Long-term debt" includes the fair value of our derivatives designated as fair value hedges.

(2)
"Capital lease and financing obligations" represents undiscounted aggregate minimum annual rentals, which are recorded on the balance sheet at present value. Refer to Note 11 to our Consolidated Financial Statements for more information.

(3)	Represents minimum contractual obligation for non-cancelable leases with initial or remaining terms greater than 12 months as of January 31, 2019.
Under the terms of the sale of the majority stake of Walmart Brazil, we agreed to indemnify Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate. As of January 31, 2019, the indemnification liability recorded was $0.8 billion and included in deferred income taxes and other in the Company's Consolidated Balance Sheet.
Additionally, we have $15.0 billion of various undrawn committed lines of credit in the U.S. and approximately $2.8 billion of various undrawn committed lines of credit outside of the U.S. which, if drawn upon, would be included in the current liabilities section of the Company's Consolidated Balance Sheets.
Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2019, and assumes interest rates remain at current levels for our variable rate debt.
Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. For the purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the table above. Accordingly, purchase orders for inventory are not included in the table above as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
The expected timing for payment discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
In addition to the amounts shown in the table above, $1.3 billion of unrecognized tax benefits are considered uncertain tax positions and have been recorded as liabilities. The timing of the payment, if any, associated with these liabilities is uncertain. Refer to Note 9 to our Consolidated Financial Statements for additional discussion of unrecognized tax benefits.
Off Balance Sheet Arrangements
As of January 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Other Matters
We discuss our existing FCPA investigation and related matters and possible effects of those matters on Walmart's business, including certain risks arising therefrom, in Part I, Item 1A of this Form 10-K under the caption "Risk Factors" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We discuss the "ASDA Equal Value Claims" which includes certain existing employment claims against our United Kingdom subsidiary, ASDA Stores, Ltd., including certain risks arising therefrom, in Part I, Item 1A of this Form 10-K under the caption "Risk Factors" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We also discuss the National Prescription Opiate Litigation and related matters including certain risks arising therefrom, in Part I, Item 1A of this Form 10-K under the caption "Risk Factors" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We also discuss various legal proceedings related to the FCPA investigation, ASDA Equal Value Claims, and National Prescription Opiate Litigation in Part I, Item 3 herein under the caption "Legal Proceedings." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the Company incurring a material liability upon their final resolution.
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
Inventories
We value inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for Walmart U.S. segment's inventories. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. When necessary, we record a LIFO provision for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. Our LIFO provision is calculated based on inventory levels, markup rates and internally generated retail price indices. As a measure of sensitivity, a 1% increase to our retail price indices would not have resulted in a decrease to the carrying value of inventory. As of January 31, 2019 and 2018, our inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Impairment of Assets
We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. The variability of these factors depends on a number of conditions, including uncertainty about future events and changes in demographics. Thus, our accounting estimates may change from period to period. These factors could cause management to conclude that indicators of impairment exist and require impairment tests be performed, which could result in management determining the value of long-lived assets is impaired, resulting in a write-down of the related long-lived assets. While fiscal 2019 included a pre-tax loss of $4.8 billion related to the sale of the majority stake in Walmart Brazil, which included full impairment of all related-assets, there were no other material impairment charges for fiscal 2019. As a measure of sensitivity, fiscal 2019 impairment would not change materially with a 10% decrease in the undiscounted cash flows for the stores or clubs with indicators of impairment. For fiscal 2018, although impairment charges were $1.4 billion, these charges primarily related to restructuring activities described in Note 14, as well as discontinued real estate projects in the U.S. and decisions to exit certain international properties. Impairment charges not related to restructuring activities or decisions to exit properties for fiscal 2019 and 2018 were not material.

Business Combinations, Goodwill, and Acquired Intangible Assets
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.
Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2019, our reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $300 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective beginning January 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on foreign-sourced earnings and related-party payments. As discussed in Note 9 to our Consolidated Financial Statements, we completed our accounting for the tax effects of the Tax Act in fiscal 2019. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard–setting bodies, any resulting changes to our estimates will be treated in accordance with the relevant accounting guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, currency exchange rates and the fair value of our equity investment in JD.com.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2019, the net fair value of our interest rate swaps increased $13 million primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2019.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$5,225	$—	$—	$—	$—	$—	$5,225
Weighted-average interest rate	2.7%	—%	—%	—%	—%	—%	2.7%
Long-term debt(1):
Fixed rate	$1,576	$4,597	$2,330	$2,844	$4,595	$27,654	$43,596
Weighted-average interest rate	2.5%	2.9%	3.7%	1.7%	3.2%	4.5%	3.9%
Variable rate	$300	$750	$750	$—	$—	$—	$1,800
Weighted-average interest rate	2.8%	2.9%	3.1%	—%	—%	—%	2.9%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$—	$750	$—	$—	$1,750	$1,500	$4,000
Weighted-average pay rate	—%	4.1%	—%	—%	3.2%	3.8%	3.6%
Weighted-average receive rate	—%	3.3%	—%	—%	2.6%	3.3%	3.0%

(1)	The long-term debt amounts in the table exclude the Company's derivatives classified as fair value hedges.
As of January 31, 2019, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 22% of our total short-term and long-term debt. Based on January 31, 2019 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $110 million.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the U.S, as well our foreign-currency-denominated long-term debt. For fiscal 2019, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK, Chile, and Canada were the primary cause of the $2.1 billion loss in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in an asset position of $62 million and $413 million as of January 31, 2019 and January 31, 2018, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily the strengthening of the U.S. dollar relative to other currencies in fiscal 2019. A hypothetical 10% change in the currency exchange rates underlying these swaps from the market rate as of January 31, 2019 would have resulted in a change in the value of the swaps of $515 million. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2019 would have resulted in a change in the value of the swaps of $13 million.

In addition to currency swaps, we also hedge a portion of our foreign currency risk by designating foreign-currency-denominated long-term debt as nonderivative hedges of net investments of certain of our foreign operations. We had outstanding long-term debt of £1.7 billion as of January 31, 2019 and January 31, 2018 that was designated as a hedge of our net investment in the United Kingdom. As of January 31, 2019, a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the British pound would have resulted in a change in the value of the debt of $201 million. In addition, we had outstanding long-term debt of ¥180 billion as of January 31, 2019 and January 31, 2018 that was designated as a hedge of our net investment in Japan. As of January 31, 2019, a hypothetical 10% change in value of the U.S. dollar relative to the Japanese yen would have resulted in a change in the value of the debt of $150 million.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to changes in the JD.com ("JD") stock price as a result of our equity investment in JD. Since February 1, 2018, when we adopted the new financial instrument accounting standard, the change in fair value recorded within other gains and losses resulted in a loss of $3.5 billion due to a decrease in the stock price of JD. As of January 31, 2019, the fair value of our equity investment in JD was $3.6 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-01
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of measuring certain equity investments to fair value and recognizing the change in fair value in net income effective February 1, 2018, due to the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Topic 825).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 28, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.
As indicated in the accompanying Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Flipkart Private Limited (“Flipkart”), except for the recognition of goodwill and intangible assets that were included in management’s assessment. Flipkart is included in the 2019 consolidated financial statements of the Company and constituted approximately 2% of the Company’s total assets as of January 31, 2019 after excluding goodwill and intangible assets recorded and approximately 1% of the Company’s net sales for the year ended January 31, 2019. Accordingly, our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Flipkart, except for the recognition of goodwill and intangible assets.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Walmart Inc. as of January 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and our report dated March 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Rogers, Arkansas
March 28, 2019

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2019	2018	2017
Revenues:
Net sales	$510,329	$495,761	$481,317
Membership and other income	4,076	4,582	4,556
Total revenues	514,405	500,343	485,873
Costs and expenses:
Cost of sales	385,301	373,396	361,256
Operating, selling, general and administrative expenses	107,147	106,510	101,853
Operating income	21,957	20,437	22,764
Interest:
Debt	1,975	1,978	2,044
Capital lease and financing obligations	371	352	323
Interest income	(217)	(152)	(100)
Interest, net	2,129	2,178	2,267
Loss on extinguishment of debt	—	3,136	—
Other (gains) and losses	8,368	—	—
Income before income taxes	11,460	15,123	20,497
Provision for income taxes	4,281	4,600	6,204
Consolidated net income	7,179	10,523	14,293
Consolidated net income attributable to noncontrolling interest	(509)	(661)	(650)
Consolidated net income attributable to Walmart	$6,670	$9,862	$13,643

Net income per common share:
Basic net income per common share attributable to Walmart	$2.28	$3.29	$4.40
Diluted net income per common share attributable to Walmart	2.26	3.28	4.38

Weighted-average common shares outstanding:
Basic	2,929	2,995	3,101
Diluted	2,945	3,010	3,112

Dividends declared per common share	$2.08	$2.04	$2.00
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Consolidated net income	$7,179	$10,523	$14,293
Consolidated net income attributable to noncontrolling interest	(509)	(661)	(650)
Consolidated net income attributable to Walmart	6,670	9,862	13,643

Other comprehensive income (loss), net of income taxes
Currency translation and other	(226)	2,540	(3,027)
Net investment hedges	272	(405)	413
Cash flow hedges	(290)	437	21
Minimum pension liability	131	147	(397)
Unrealized gain on available-for-sale securities	—	1,501	145
Other comprehensive income (loss), net of income taxes	(113)	4,220	(2,845)
Other comprehensive (income) loss attributable to noncontrolling interest	188	(169)	210
Other comprehensive income (loss) attributable to Walmart	75	4,051	(2,635)

Comprehensive income, net of income taxes	7,066	14,743	11,448
Comprehensive (income) loss attributable to noncontrolling interest	(321)	(830)	(440)
Comprehensive income attributable to Walmart	$6,745	$13,913	$11,008
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,722	$6,756
Receivables, net	6,283	5,614
Inventories	44,269	43,783
Prepaid expenses and other	3,623	3,511
Total current assets	61,897	59,664
Property and equipment:
Property and equipment	185,810	185,154
Less accumulated depreciation	(81,493)	(77,479)
Property and equipment, net	104,317	107,675
Property under capital lease and financing obligations:
Property under capital lease and financing obligations	12,760	12,703
Less accumulated amortization	(5,682)	(5,560)
Property under capital lease and financing obligations, net	7,078	7,143

Goodwill	31,181	18,242
Other long-term assets	14,822	11,798
Total assets	$219,295	$204,522

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$5,225	$5,257
Accounts payable	47,060	46,092
Accrued liabilities	22,159	22,122
Accrued income taxes	428	645
Long-term debt due within one year	1,876	3,738
Capital lease and financing obligations due within one year	729	667
Total current liabilities	77,477	78,521

Long-term debt	43,520	30,045
Long-term capital lease and financing obligations	6,683	6,780
Deferred income taxes and other	11,981	8,354

Commitments and contingencies

Equity:
Common stock	288	295
Capital in excess of par value	2,965	2,648
Retained earnings	80,785	85,107
Accumulated other comprehensive loss	(11,542)	(10,181)
Total Walmart shareholders' equity	72,496	77,869
Noncontrolling interest	7,138	2,953
Total equity	79,634	80,822
Total liabilities and equity	$219,295	$204,522
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2016	3,162	$317	$1,805	$90,021	$(11,597)	$80,546	$3,065	$83,611
Consolidated net income	—	—	—	13,643	—	13,643	650	14,293
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,635)	(2,635)	(210)	(2,845)
Cash dividends declared ($2.00 per share)	—	—	—	(6,216)	—	(6,216)	—	(6,216)
Purchase of Company stock	(120)	(12)	(174)	(8,090)	—	(8,276)	—	(8,276)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(519)	(519)
Other	6	—	740	(4)	—	736	(249)	487
Balances as of January 31, 2017	3,048	305	2,371	89,354	(14,232)	77,798	2,737	80,535
Consolidated net income	—	—	—	9,862	—	9,862	661	10,523
Other comprehensive income (loss), net of income taxes	—	—	—	—	4,051	4,051	169	4,220
Cash dividends declared ($2.04 per share)	—	—	—	(6,124)	—	(6,124)	—	(6,124)
Purchase of Company stock	(103)	(10)	(219)	(7,975)	—	(8,204)	—	(8,204)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(687)	(687)
Other	7	—	496	(10)	—	486	73	559
Balances as of January 31, 2018	2,952	295	2,648	85,107	(10,181)	77,869	2,953	80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes		—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	6,670	—	6,670	509	7,179
Other comprehensive income (loss), net of income taxes	—	—	—	—	75	75	(188)	(113)
Cash dividends declared ($2.08 per share)	—	—	—	(6,102)	—	(6,102)	—	(6,102)
Purchase of Company stock	(80)	(8)	(245)	(7,234)	—	(7,487)	—	(7,487)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(488)	(488)
Noncontrolling interest of acquired entity	—	—	—	—	—	—	4,345	4,345
Other	6	1	562	(17)	—	546	8	554
Balances as of January 31, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Cash flows from operating activities:
Consolidated net income	$7,179	$10,523	$14,293
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,678	10,529	10,080
Unrealized (gains) and losses	3,516	—	—
(Gains) and losses for disposal of business operations	4,850	—	—
Deferred income taxes	(499)	(304)	761
Loss on extinguishment of debt	—	3,136	—
Other operating activities	1,734	1,210	206
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	(368)	(1,074)	(402)
Inventories	(1,311)	(140)	1,021
Accounts payable	1,831	4,086	3,942
Accrued liabilities	183	928	1,280
Accrued income taxes	(40)	(557)	492
Net cash provided by operating activities	27,753	28,337	31,673

Cash flows from investing activities:
Payments for property and equipment	(10,344)	(10,051)	(10,619)
Proceeds from the disposal of property and equipment	519	378	456
Proceeds from the disposal of certain operations	876	1,046	662
Purchase of available for sale securities	—	—	(1,901)
Payments for business acquisitions, net of cash acquired	(14,656)	(375)	(2,463)
Other investing activities	(431)	(77)	(31)
Net cash used in investing activities	(24,036)	(9,079)	(13,896)

Cash flows from financing activities:
Net change in short-term borrowings	(53)	4,148	(1,673)
Proceeds from issuance of long-term debt	15,872	7,476	137
Repayments of long-term debt	(3,784)	(13,061)	(2,055)
Premiums paid to extinguish debt	—	(3,059)	—
Dividends paid	(6,102)	(6,124)	(6,216)
Purchase of Company stock	(7,410)	(8,296)	(8,298)
Dividends paid to noncontrolling interest	(431)	(690)	(479)
Purchase of noncontrolling interest	—	(8)	(90)
Other financing activities	(629)	(261)	(398)
Net cash used in financing activities	(2,537)	(19,875)	(19,072)

Effect of exchange rates on cash, cash equivalents and restricted cash	(438)	487	(452)

Net increase (decrease) in cash, cash equivalents and restricted cash	742	(130)	(1,747)
Cash, cash equivalents and restricted cash at beginning of year	7,014	7,144	8,891
Cash, cash equivalents and restricted cash at end of period	$7,756	$7,014	$7,144

Supplemental disclosure of cash flow information:
Income taxes paid	3,982	6,179	4,507
Interest paid	2,348	2,450	2,351
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers. Each week, the Company serves over 275 million customers who visit its more than 11,300 stores and numerous eCommerce websites under 58 banners in 27 countries.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2019 ("fiscal 2019"), January 31, 2018 ("fiscal 2018") and January 31, 2017 ("fiscal 2017"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2019 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1.4 billion and $1.6 billion as of January 31, 2019 and 2018, respectively.
The Company's cash balances are held in various locations around the world. Substantially all of the Company's $7.7 billion and $6.8 billion of cash and cash equivalents as of January 31, 2019 and January 31, 2018 were held outside of the U.S. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. During fiscal 2019, the Company repatriated to the U.S. $5.3 billion of cash at a tax cost of approximately $40 million.
As of January 31, 2019 and 2018, cash and cash equivalents of approximately $2.8 billion and $1.4 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.8 billion as of January 31, 2019, approximately $1.2 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of Flipkart Private Limited ("Flipkart") minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash (Topic 230), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The Company adopted this ASU on February 1, 2018. Restricted cash held outside of cash and cash equivalents was $34 million as of January 31, 2019, primarily recorded in prepaid expenses and other in the Consolidated Balance Sheets, and $300 million as of January 31, 2018, primarily recorded in other long-term assets in the Consolidated Balance Sheets.

Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: insurance companies resulting from pharmacy sales; banks for customer credit and debit cards and electronic bank transfers that take in excess of seven days to process; governments for income taxes; suppliers for marketing or incentive programs; and real estate transactions.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for Walmart U.S. segment's inventories. The inventory at the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. As of January 31, 2019 and January 31, 2018, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Assets Held for Sale
Assets held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in the Company's financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.  The Company reviews all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.  As of January 31, 2019 and January 31, 2018, immaterial amounts for assets and liabilities held for sale were classified in prepaid expenses and other and accrued liabilities, respectively, in the Consolidated Balance Sheets.
Property and Equipment
Property and equipment are initially recorded at cost. Gains or losses on disposition are recognized as earned or incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The following table summarizes the Company's property and equipment balances and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

		As of January 31,
(Amounts in millions)	Estimated Useful Lives	2019	2018
Land	N/A	$24,526	$25,298
Buildings and improvements	3-40 years	101,006	101,155
Fixtures and equipment	1-30 years	54,488	52,695
Transportation equipment	3-15 years	2,316	2,387
Construction in progress	N/A	3,474	3,619
Property and equipment		$185,810	$185,154
Accumulated depreciation		(81,493)	(77,479)
Property and equipment, net		$104,317	$107,675
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under financing obligations, property under capital leases and intangible assets for fiscal 2019, 2018 and 2017 was $10.7 billion, $10.5 billion and $10.1 billion, respectively.
Leases
The Company leases land, buildings, fixtures and equipment and transportation equipment. The Company estimates the expected lease term by assuming the exercise of renewal options where an economic penalty exists that would preclude the abandonment of the lease at the end of the initial non-cancelable term and the exercise of such renewal is at the sole discretion of the Company. The expected lease term is used in the determination of whether a store or club lease is a capital or operating lease and in the calculation of straight-line rent expense. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected lease term and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the renewal period or economic life of the asset, whichever is shorter. Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company's capital lease tests and in determining straight-line rent expense for operating leases.

The Company is often involved in the construction of its leased stores. In certain cases, payments made for certain structural components included in the lessor's construction of the leased assets result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, the payments, regardless of the significance, are automatic indicators of ownership and require the Company to capitalize the lessor's total project cost with a corresponding financing obligation. Upon completion of the lessor's project, the Company performs a sale-leaseback analysis to determine if these assets and the related financing obligation can be derecognized from the Company's Consolidated Balance Sheets. If the Company is deemed to have "continuing involvement," the leased assets and the related financing obligation remain on the Company's Consolidated Balance Sheets and are generally amortized over the lease term. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain.
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
Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2019, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill is evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. After evaluation, management determined the fair value of each reporting unit is greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
The following table reflects goodwill activity, by reportable segment, for fiscal 2019 and 2018:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2017	$2,236	$14,488	$313	$17,037
Changes in currency translation and other	—	996	—	996
Acquisitions	209	—	—	209
Balances as of January 31, 2018	2,445	15,484	313	18,242
Changes in currency translation and other	—	(743)	—	(743)
Acquisitions (1)	107	13,575	—	13,682
Balances as of January 31, 2019	$2,552	$28,316	$313	$31,181
(1) Goodwill recorded in fiscal 2019 for Walmart International relates to Flipkart.
Intangible assets are included in other long-term assets in the Company's Consolidated Balance Sheets. These assets are evaluated for impairment based on their fair values using valuation techniques which are updated annually based on the most recent variables and assumptions. There were no significant impairment charges related to intangible assets for fiscal 2019, 2018 and 2017.

Fair Value Measurement
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments–Overall (Topic 825), which updated certain aspects of recognition, measurement, presentation and disclosure of financial instruments ("ASU 2016-01"). The Company adopted this ASU on February 1, 2018, which primarily impacted the Company's accounting for its investment in JD.com, Inc. ("JD") and resulted in a positive adjustment to retained earnings of approximately $2.6 billion, net of tax, based on the market value of the Company's investment in JD as of January 31, 2018. The adoption required prospective changes in fair value of the Company's investment in JD to be recorded in the Consolidated Statement of Income, which the Company classifies in other gains and losses.
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
Self Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks as of the balance sheet date on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers' compensation, general liability and auto liability.
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivatives will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to a derivative represents the possibility that the counterparty will not fulfill the terms of the contract. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty when appropriate. The Company only enters into derivatives with counterparties rated "A-" or better by nationally recognized credit rating agencies. Subsequent to entering into derivatives, the Company regularly monitors the credit ratings of its counterparties. The notional, or contractual, amount of the Company's derivatives is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk.
The contractual terms of the Company's derivatives closely mirror those of the hedged items, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative is recorded using hedge accounting, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Any hedge ineffectiveness is immediately recognized in earnings. The Company's net investment and cash flow hedges are highly effective and the ineffective portion has not been, and is not expected to be, significant. Derivatives that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings during the period of the change.
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. The notional amounts are used to measure interest to be paid or received and do not represent the Company's exposure due to credit loss. The Company's interest rate swaps that receive fixed-interest rate payments and pay variable-interest rate payments are designated as fair value hedges. As the specific terms and notional amounts of the derivatives match those of the fixed-rate debt being hedged, the derivatives are assumed to be perfectly effective hedges. Changes in the fair values of these derivatives are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items, also recorded in earnings, and, accordingly, do not impact the Company's Consolidated Statements of Income. These derivatives will mature on dates ranging from October 2020 to April 2024.

Net Investment Hedges
The Company is a party to cross-currency interest rate swaps that the Company uses to hedge its net investments. The agreements are contracts to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. All changes in the fair value of these derivatives are recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related investment that is also recorded in accumulated other comprehensive loss. These derivatives will mature on dates ranging from July 2020 to February 2030.
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
Cash Flow Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The swaps are designated as cash flow hedges of the currency risk related to payments on the non-U.S. denominated debt. The effective portion of changes in the fair value of derivatives designated as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The hedged items are recognized foreign currency-denominated liabilities that are re-measured at spot exchange rates each period, and the assessment of effectiveness (and measurement of any ineffectiveness) is based on total changes in the related derivative's cash flows. As a result, the amount reclassified into earnings each period includes an amount that offsets the related transaction gain or loss arising from that re-measurement and the adjustment to earnings for the period's allocable portion of the initial spot-forward difference associated with the hedging instrument. These derivatives will mature on dates ranging from April 2022 to March 2034.
Financial Statement Presentation
Realized derivative gains and losses are recorded in interest, net, in the Company's Consolidated Statements of Income. Although subject to master netting arrangements, the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. Derivatives with an unrealized gain are recorded in the Company's Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and derivatives with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date. Refer to Note 7 for the net presentation of the Company's derivatives. Additionally, the Company records cash collateral received as amounts due to the counterparties exclusive of any derivative asset and records cash collateral it posts with counterparties as amounts receivable from those counterparties exclusive of any derivative liability.
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
The Tax Cuts and Jobs Act contains a provision which subjects a US parent of a foreign subsidiary to current US tax on its global intangible low–taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act of 2017 ("Tax Act") in accumulated other comprehensive loss may be reclassified to retained earnings. The Company adopted this ASU on February 1, 2018, which resulted in an immaterial negative adjustment to retained earnings.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this ASU on February 1, 2018, using the modified retrospective approach and applied this ASU only to contracts not completed as of February 1, 2018. The accounting policies and other disclosures are below as well as the disclosure of disaggregated revenues in  Note 15. The impact of adopting this ASU was not material to the Consolidated Financial Statements.
Net Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Additionally, estimated sales returns are calculated based on expected returns.
Membership Fee Revenue
The Company recognizes membership fee revenue both in the U.S. and internationally over the term of the membership, which is typically 12 months. Membership fee revenue was $1.4 billion for each of fiscal 2019, 2018 and 2017, respectively. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee is included in accrued liabilities in the Company's Consolidated Balance Sheets.
Gift Cards
Customer purchases of gift cards are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise and services indefinitely. Gift cards in some countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed balances and recognizes revenue for these amounts in membership and other income in the Company's Consolidated Statements of Income over the expected redemption period. Management periodically reviews and updates its estimates.
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
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	As of January 31, 2019
Assets:
Receivables from transactions with customers, net	$2,538

Liabilities:
Deferred gift card revenue	$1,932

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
Advertising Costs
Advertising costs are expensed as incurred, consist primarily of print, television and digital advertisements and are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. In certain limited situations, reimbursements from suppliers that are for specific, incremental and identifiable advertising costs are recognized as a reduction of advertising costs in operating, selling, general and administrative expenses. Advertising costs were $3.5 billion, $3.1 billion and $2.9 billion for fiscal 2019, 2018 and 2017, respectively.
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
Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  Certain qualitative and quantitative disclosures are also required.  The Company will adopt this ASU and related amendments as of the beginning of the first quarter of the year ending January 31, 2020 ("fiscal 2020") and will be electing certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  The Company will be exempting leases with an initial term of twelve months or less from balance sheet recognition and, for most classes of assets, the Company will be combining non-lease components with lease components. Management has implemented and continues to implement new lease systems in connection with the adoption.
The adoption of this ASU and related amendments will result in total assets and liabilities increasing approximately $15 billion, which is primarily due to recognizing approximately $17.5 billion of operating lease assets and liabilities, partially offset by derecognizing approximately $3 billion of assets and liabilities related to financial obligations connected with the construction of leased stores. Several other line items in the Company’s Consolidated Balance Sheet will also be impacted by immaterial amounts. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows will not be materially impacted. Finally, management expects the first quarter fiscal 2020 disclosure of future operating commitments to significantly increase compared to the aggregate minimum rentals disclosed in Note 11, primarily because the new standard requires reasonably assured renewals be included.

Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's consolidated financial statements.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2019, 2018 and 2017.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2019	2018	2017
Numerator
Consolidated net income	$7,179	$10,523	$14,293
Consolidated net income attributable to noncontrolling interest	(509)	(661)	(650)
Consolidated net income attributable to Walmart	$6,670	$9,862	$13,643

Denominator
Weighted-average common shares outstanding, basic	2,929	2,995	3,101
Dilutive impact of stock options and other share-based awards	16	15	11
Weighted-average common shares outstanding, diluted	2,945	3,010	3,112

Net income per common share attributable to Walmart
Basic	$2.28	$3.29	$4.40
Diluted	2.26	3.28	4.38
Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 11.0 billion, of which 2.9 billion and 3.0 billion were issued and outstanding as of January 31, 2019 and 2018, respectively.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $773 million, $626 million and $596 million for fiscal 2019, 2018 and 2017, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $181 million, $150 million and $212 million for fiscal 2019, 2018 and 2017, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Restricted stock and performance share units	$293	$234	$237
Restricted stock units	456	368	332
Other	24	24	27
Share-based compensation expense	$773	$626	$596
The Walmart Inc. Stock Incentive Plan of 2015 (the "Plan"), as amended and restated effective February 23, 2016, as amended further as of February 1, 2017, and as renamed on February 1, 2018, was established to grant stock options, restricted (non-vested) stock, performance share units and other equity compensation awards for which 260 million shares of Walmart common stock issued or to be issued under the Plan have been registered under the Securities Act of 1933, as amended. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.

The Plan's award types are summarized as follows:

•
Restricted Stock and Performance Share Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance share units vest based on the passage of time and achievement of performance criteria and may range from 0% to 150% of the original award amount. Vesting periods for these awards are generally between one and three years. Restricted stock and performance share units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance share units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance share units in fiscal 2019, 2018 and 2017 was 6.2%, 7.2% and 8.3%, respectively.

•
Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period; generally 50% vest three years from the grant date and the remaining 50% vest five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2019, 2018 and 2017 was 7.2%, 9.0% and 9.0%, respectively.

In addition to the Plan, the Company's United Kingdom subsidiary has stock option plans for certain colleagues which generally vest over three years. The stock option share-based compensation expense is included in the Other line in the table above.
Flipkart also maintains a stock option plan primarily for the benefit of employees and nonemployee directors under which options to acquire Flipkart common shares may be issued. The grants have no exercise price and no compensation expense was recognized during fiscal 2019 due to a liquidity event performance condition that was not deemed probable of occurrence.
The following table shows the activity for restricted stock and performance share units and restricted stock units during fiscal 2019:

	Restricted Stock and Performance Share Units(1)		Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2018	8,558	$70.47	24,153	$66.69
Granted	3,600	84.94	7,946	80.94
Vested/exercised	(2,448)	74.67	(5,524)	69.52
Forfeited	(911)	68.24	(2,620)	69.74
Outstanding as of January 31, 2019	8,799	$75.39	23,955	$70.47

(1)	Assumes payout rate at 100% for Performance Share Units.
The following table includes additional information related to restricted stock and performance share units and restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2019	2018	2017
Fair value of restricted stock and performance share units vested	$183	$181	$149
Fair value of restricted stock units vested	386	344	261
Unrecognized compensation cost for restricted stock and performance share units	362	291	211
Unrecognized compensation cost for restricted stock units	1,002	972	986
Weighted average remaining period to expense for restricted stock and performance share units (years)	1.1	1.2	1.3
Weighted average remaining period to expense for restricted stock units (years)	1.6	1.8	1.9
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal year 2019 were made under the current $20.0 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of January 31, 2019, authorization for $11.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2019, 2018 and 2017:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2019	2018	2017
Total number of shares repurchased	79.5	104.9	119.9
Average price paid per share	$93.18	$79.11	$69.18
Total cash paid for share repurchases	$7,410	$8,296	$8,298

Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2019, 2018 and 2017:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2016	$(11,690)	$1,022	$—	$(336)	$(593)	$(11,597)
Other comprehensive income (loss) before reclassifications, net	(2,817)	413	145	(22)	(389)	(2,670)
Amounts reclassified from accumulated other comprehensive loss, net	—	—	—	43	(8)	35
Balances as of January 31, 2017	(14,507)	1,435	145	(315)	(990)	(14,232)
Other comprehensive income (loss) before reclassifications, net	2,345	(405)	1,501	436	83	3,960
Amounts reclassified from accumulated other comprehensive loss, net	26	—	—	1	64	91
Balances as of January 31, 2018	(12,136)	1,030	1,646	122	(843)	(10,181)
Adoption of new accounting standards on February 1, 2018(1)	89	93	(1,646)	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net	(2,093)	272	—	(339)	93	(2,067)
Reclassifications to income, net(2)	2,055	—	—	49	38	2,142
Balances as of January 31, 2019	$(12,085)	$1,395	$—	$(140)	$(712)	$(11,542)
(1) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02.
(2) Includes a cumulative foreign currency translation loss of $2.0 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Brazil (see Note 13).
The income tax impact for each of the amounts shown in the table above is immaterial. Amounts reclassified from accumulated other comprehensive loss for derivatives are recorded in interest, net, in the Company's Consolidated Statements of Income, and the amounts for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Consolidated Statements of Income.
Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2019 and 2018:

	January 31,
(Amounts in millions)	2019	2018
Accrued wages and benefits(1)	$6,504	$6,998
Self-insurance(2)	3,979	3,737
Accrued non-income taxes(3)	2,979	3,073
Deferred gift card revenue	1,932	2,017
Other(4)	6,765	6,297
Total accrued liabilities	$22,159	$22,122

(1)	Accrued wages and benefits include accrued wages, salaries, vacation, bonuses and other incentive plans.

(2)	Self-insurance consists of insurance-related liabilities, such as workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits.

(3)	Accrued non-income taxes include accrued payroll, value added, sales and miscellaneous other taxes.

(4)	Other accrued liabilities consist of various items such as maintenance, utilities, advertising, interest and legal contingencies.

Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2019 and 2018 were $5.2 billion and $5.3 billion, respectively, with weighted-average interest rates of 2.7% and 1.5%, respectively.
The Company has various committed lines of credit in the U.S., committed with 22 financial institutions, totaling $15.0 billion and $12.5 billion as of January 31, 2019 and 2018, respectively. These committed lines of credit are summarized in the following table:

	January 31, 2019			January 31, 2018
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	7,500	—	7,500
Total	$15,000	$—	$15,000	$12,500	$—	$12,500

(1)	In May 2018, the Company renewed and extended its existing five-year credit facility and its existing 364-day revolving credit facility, both of which are used to support its commercial paper program.
The committed lines of credit in the table above mature at various times between May 2019 and May 2023, carry interest rates generally ranging between LIBOR plus 10 basis points and LIBOR plus 75 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company also maintains other committed lines of credit outside of the U.S., with available amounts of approximately $3.0 billion and $4.0 billion as of January 31, 2019 and 2018, respectively, of which approximately $0.2 billion and no amount was drawn as of January 31, 2019 and 2018, respectively.
Apart from the committed lines of credit, the Company has syndicated and fronted letters of credit available totaling $1.8 billion as of January 31, 2019 and 2018, of which $1.6 billion and $1.5 billion was drawn as of January 31, 2019 and 2018, respectively. The Company also has trade letters of credit, without stated limits, of which $0.4 billion was drawn as of January 31, 2019 and 2018.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2019 and 2018:

		January 31, 2019		January 31, 2018
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2020 - 2049	$35,816	3.9%	$24,540	3.9%
Variable	2020 - 2022	1,800	2.9%	800	4.1%
Total U.S. dollar denominated		37,616		25,340
Fixed	2023 - 2030	2,870	3.3%	3,101	3.3%
Variable		—		—
Total Euro denominated		2,870		3,101
Fixed	2031 - 2039	3,524	5.4%	3,801	5.4%
Variable		—		—
Total Sterling denominated		3,524		3,801
Fixed	2021 - 2028	1,651	0.4%	1,655	0.4%
Variable		—		—
Total Yen denominated		1,651		1,655
Total unsecured debt		45,661		33,897
Total other(2)		(265)		(114)
Total debt		45,396		33,783
Less amounts due within one year		(1,876)		(3,738)
Long-term debt		$43,520		$30,045

(1)
The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates. Interest costs are also impacted by certain derivatives described in Note 8.

(2)
Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt. As of January 31, 2019 and 2018 the Company had secured debt in the amount of $8 million and $10 million, respectively, which was collateralized by property that had an aggregate carrying amount of $82 million and $101 million, respectively.

As of January 31, 2018, the Company had $500 million in debt with embedded put options. These bonds matured in June 2018, and were fully repaid. The issuance of money market puttable reset securities in the amount of $500 million is structured to be remarketed in connection with the annual reset of the interest rate. If, for any reason, the remarketing of the notes does not occur at the time of any interest rate reset, the holders of the notes must sell and the Company must repurchase the notes at par.

Accordingly as of January 31, 2018, this issuance was classified as long-term debt due within one year in the Company's Consolidated Balance Sheets.
Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2020	$1,876
2021	5,347
2022	3,080
2023	2,844
2024	4,595
Thereafter	27,654
Total	$45,396
Debt Issuances
Information on long-term debt issued during fiscal 2019 to fund a portion of the purchase price for the Flipkart acquisition discussed in Note 13 and for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
June 27, 2018	750 USD	June 23, 2020	Floating	Floating	$748
June 27, 2018	1,250 USD	June 23, 2020	Fixed	2.850%	1,247
June 27, 2018	750 USD	June 23, 2021	Floating	Floating	748
June 27, 2018	1,750 USD	June 23, 2021	Fixed	3.125%	1,745
June 27, 2018	2,750 USD	June 26, 2023	Fixed	3.400%	2,740
June 27, 2018	1,500 USD	June 26, 2025	Fixed	3.550%	1,490
June 27, 2018	2,750 USD	June 26, 2028	Fixed	3.700%	2,725
June 27, 2018	1,500 USD	June 28, 2038	Fixed	3.950%	1,473
June 27, 2018	3,000 USD	June 29, 2048	Fixed	4.050%	2,935
Various	21 USD	Various	Various	Various	21
Total					$15,872

The June 2018 issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
During fiscal 2018, significant long-term debt issuances were as follows:

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
As described in Note 8, the prior year issuances of foreign-currency-denominated long-term debt are designated as a hedge of the Company's net investment in Japan.

Repayments and Extinguishments
The following table provides details of debt repayments during fiscal 2019:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 15, 2018	1,250 USD	Fixed	5.800%	$1,250
April 11, 2018	1,250 USD	Fixed	1.125%	1,250
June 1, 2018	500 USD	Floating	Floating	500
December 15, 2018	724 USD	Fixed	1.950%	724
Various(1)	60 USD	Various	Various	60
Total				$3,784
(1) Includes repayments of smaller long-term debt as it matured in several non-U.S. operations.

During fiscal 2018, the following long-term debt matured and was repaid:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment (2)
April 5, 2017	1,000 USD	Fixed	5.375%	$1,000
April 21, 2017	500 USD	Fixed	1.000%	500
Various(1)	289 USD	Various	Various	289
Total repayment of matured debt				1,789

December 15, 2018	1,000 USD	Fixed	1.950%	$276
February 1, 2019	500 USD	Fixed	4.125%	136
July 8, 2020	1,500 USD	Fixed	3.625%	661
October 25, 2020	1,750 USD	Fixed	3.250%	553
April 15, 2021	1,000 USD	Fixed	4.250%	491
October 16, 2023	250 USD	Fixed	6.750%	98
April 5, 2027	750 USD	Fixed	5.875%	267
February 15, 2030	500 USD	Fixed	7.550%	412
September 4, 2035	2,500 USD	Fixed	5.250%	532
September 28, 2035	1,000 GBP	Fixed	5.250%	260
August 17, 2037	3,000 USD	Fixed	6.500%	1,700
April 15, 2038	2,000 USD	Fixed	6.200%	1,081
January 19, 2039	1,000 GBP	Fixed	4.875%	851
April 2, 2040	1,250 USD	Fixed	5.625%	499
July 9, 2040	750 USD	Fixed	4.875%	372
October 25, 2040	1,250 USD	Fixed	5.000%	731
April 15, 2041	2,000 USD	Fixed	5.625%	1,082
April 11, 2043	1,000 USD	Fixed	4.000%	291
October 2, 2043	750 USD	Fixed	4.750%	481
April 22, 2044	1,000 USD	Fixed	4.300%	498
Total repayment of extinguished debt				11,272
Total				$13,061
(1) Includes repayments of smaller long-term debt as it matured in several non-U.S. operations.
(2) Represents portion of the principal amount repaid during fiscal 2018.
In fiscal 2018, in connection with extinguishing debt, the Company paid premiums of approximately $3.1 billion which resulted in a loss on extinguishment of debt of approximately $3.1 billion.

Note 7. Fair Value Measurements
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
The Company measures the fair value of equity investments (primarily its investment in JD) on a recurring basis and records them in other long-term assets in the accompanying Consolidated Balance Sheets. Measurement details about the Company's two portions of the investment in JD are as follows:

•
The purchased portion of the investment in JD measured using Level 1 inputs, which prior to fiscal 2019 was classified as available-for-sale with changes in fair value recognized through other comprehensive income; and

•
The portion of the investment in JD received in exchange for selling certain assets related to Yihaodian, the Company's former eCommerce operation in China, measured using Level 2 inputs. Fair value is determined primarily using quoted prices in active markets for similar assets. Prior to fiscal 2019, the investment was carried at cost.

Information for the cost basis, carrying value and fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Cost Basis	Carrying Value as of January 31, 2018	Fair Value as of February 1, 2018		Fair Value as of January 31, 2019
Investment in JD measured using Level 1 inputs	$1,901	$3,547	$3,547	(1)	$1,791
Investment in JD measured using Level 2 inputs	1,490	1,490	3,559	(2)	1,792
Total	$3,391	$5,037	$7,106		$3,583	(3)
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
(3) The decreases in fair value from February 1, 2018 to January 31, 2019 of $3.5 billion was recognized in net income and included in other gains and losses in the Company's Consolidated Statements of Income.
The Company also has derivatives. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2019 and January 31, 2018, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2019		January 31, 2018
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$(78)	$4,000	$(91)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	334	2,250	208
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,173	(272)	4,523	205
Total	$10,423	$(16)	$10,773	$322
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
As discussed in Note 13, the Company sold the majority stake in Walmart Brazil during fiscal 2019. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. When measured as held for sale, these assets were fully impaired as the carrying value of the disposal group exceeded the fair value, less costs to sell and contributed to a pre-tax net loss of $4.8 billion in the Walmart International segment, which was recorded in other gains and losses in the Company's Consolidated Statement of Income. Other impairment charges to assets measured at fair value on a nonrecurring basis during fiscal 2019 were immaterial.

For the fiscal year ended January 31, 2018, the Company recorded impairment charges related to assets measured at fair value on a non-recurring basis of approximately $1.4 billion primarily related to the following:

•
in the Sam's Club segment as discussed in Note 14, $0.6 billion for restructuring charges for closures of underperforming clubs; the impaired assets consisted primarily of buildings and related store fixtures, and leased assets of its retail operations;

•
in the Walmart International segment as discussed in Note 14, $0.2 billion for restructuring charges for the wind-down of the Brazil first-party eCommerce business; the impaired assets consisted primarily of fixtures and equipment; and

•	immaterial discontinued real estate projects in the Walmart U.S. and Sam's Club segments and decisions to exit certain international properties in the Walmart International segment.
These impairment charges were classified in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The fair value was determined based on comparable market values of similar properties or on a rental income approach, using Level 2 inputs. Impairment charges not related to restructuring or decisions to exit properties for fiscal 2018 were not material.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2019 and 2018, are as follows:

	January 31, 2019		January 31, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,396	$49,570	$33,783	$38,766
Note 8. Derivatives
In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $220 million and $279 million as of January 31, 2019 and January 31, 2018, respectively. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties as of January 31, 2019 and January 31, 2018, respectively.
As of January 31, 2019 and January 31, 2018, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion as of January 31, 2019 and January 31, 2018 that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
The Company's derivatives, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows as of January 31, 2019 and 2018 in the Company's Consolidated Balance Sheets:

	January 31, 2019			January 31, 2018
(Amounts in millions)	Fair Value Hedges	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Cash Flow Hedges
Derivatives
Derivative assets:
Other long-term assets	$—	$334	$78	$—	$208	$300

Derivative liabilities:
Deferred income taxes and other	78	—	350	91	—	95

Nonderivative hedging instruments
Long-term debt	—	3,863	—	—	4,041	—
Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.
Note 9. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
U.S.	15,875	10,722	15,680
Non-U.S.	(4,415)	4,401	4,817
Total income before income taxes	11,460	15,123	20,497
A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Current:
U.S. federal	$2,763	$2,998	$3,454
U.S. state and local	493	405	495
International	1,495	1,377	1,510
Total current tax provision	4,751	4,780	5,459
Deferred:
U.S. federal	(361)	(22)	1,054
U.S. state and local	(16)	(12)	51
International	(93)	(146)	(360)
Total deferred tax expense (benefit)	(470)	(180)	745
Total provision for income taxes	$4,281	$4,600	$6,204
In December 2017, the Tax Act was enacted and significantly changed U.S. income tax law. Beginning January 2018, the Tax Act reduced the U.S. statutory tax rate and created new taxes focused on foreign-sourced earnings and related-party payments, including the creation of the base erosion anti-abuse tax and a new tax on global intangible low-taxed income ("GILTI"). In addition, the Company was subject to a one-time transition tax in fiscal 2018 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.
The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018, in accordance with SAB 118. The Company elected to apply the measurement period provisions of this guidance to certain income tax effects of the Tax Act when it became effective. The provisional measurement period ended in the fourth quarter of fiscal 2019.  While management believes the Company's accounting for Tax Reform is complete, it is based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods. The net tax benefit recognized in fiscal 2018 related to the Tax Act was $207 million, and in fiscal 2019, the Company recorded $442 million of additional tax expense related to the Tax Act, included as a component of provision for income taxes .
One-time Transition Tax
The Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets, as defined by the Tax Act, and 8.0% on the remaining earnings. In fiscal 2018, the Company recorded a provisional amount of $1.9 billion of additional income tax expense for its one-time transitional tax liability. The Company finalized the calculations of the Transition Tax liability and increased the provisional amount by $413 million, with the increase included as a component of provision for income taxes in fiscal 2019.
Deferred Tax Effects
The Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0%, beginning January 2018. Accordingly, the Company re-measured its deferred taxes as of January 31, 2018, to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. In fiscal 2018, the Company recognized a deferred tax benefit of $2.1 billion to reflect the reduced U.S. tax rate and other effects of the Tax Act. In fiscal 2018, the Company made no provisional adjustment with respect to the GILTI provision of the Tax Act. Upon finalizing the provisional accounting for the remeasurement of U.S. deferred tax assets and liabilities in fiscal 2019, the Company recorded an additional tax benefit of $75 million, which is included as a component of provision for income taxes.

Effective Income Tax Rate Reconciliation
In the past, the Company's effective income tax rate was typically lower than the U.S. statutory tax rate primarily because of benefits from lower–taxed global operations, including the use of global funding structures and certain U.S. tax credits as further discussed in the "Cash and Cash Equivalents" section of Note 1. However, beginning January 2018, the US statutory rate of 21.0% generally falls below statutory rates in international jurisdictions. A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pretax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	33.8%	35.0%
U.S. state income taxes, net of federal income tax benefit	3.3%	1.8%	1.7%
Impact of the Tax Act:
One-time transition tax	3.6%	12.3%	—%
Deferred tax effects	(0.7)%	(14.1)%	—%
Income taxed outside the U.S.	(3.5)%	(6.3)%	(4.5)%
Disposition of Walmart Brazil	6.7%	—%	—%
Valuation allowance	6.4%	2.1%	—%
Net impact of repatriated international earnings	0.8%	(0.1)%	(1.0)%
Federal tax credits	(1.2)%	(0.9)%	(0.6)%
Other, net	1.0%	1.8%	(0.3)%
Effective income tax rate	37.4%	30.4%	30.3%
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2019	2018
Deferred tax assets:
Loss and tax credit carryforwards	$2,964	$1,989
Accrued liabilities	2,135	2,482
Share-based compensation	245	217
Other	1,131	1,251
Total deferred tax assets	6,475	5,939
Valuation allowances	(2,448)	(1,843)
Deferred tax assets, net of valuation allowances	4,027	4,096
Deferred tax liabilities:
Property and equipment	4,175	3,954
Acquired intangibles	2,099	401
Inventory	1,354	1,153
Other	899	540
Total deferred tax liabilities	8,527	6,048
Net deferred tax liabilities	$4,500	$1,952
The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2019	2018
Balance Sheet classification
Assets:
Other long-term assets	$1,796	$1,879

Liabilities:
Deferred income taxes and other	6,296	3,831

Net deferred tax liabilities	$4,500	$1,952

Unremitted Earnings
Prior to the Tax Act, the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested.  As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings.  During fiscal 2019, the Company repatriated to the U.S. $5.3 billion of cash relating to fiscal 2019 and prior earnings at a tax cost of approximately $40 million.  As of January 31, 2019, the Company has not recorded approximately $3 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2019, the Company had net operating loss and capital loss carryforwards totaling $12.2 billion. Of these carryforwards, $8.0 billion will expire, if not utilized, in various years through 2039. The remaining carryforwards have no expiration. As of January 31, 2019, the Company's transition tax calculation fully utilized all foreign tax credit carryforwards.
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
The Company had valuation allowances of $2.4 billion and $1.8 billion as of January 31, 2019 and 2018, respectively, on deferred tax assets associated primarily with net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized. Net activity in the valuation allowance during fiscal 2019 related to the acquisition of Flipkart and disposal of Walmart Brazil, changes in judgment regarding the future realization of deferred tax assets, releases arising from the use of deferred tax assets and decreases due to operating loss expirations and fluctuations in currency exchange rates. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2019 and 2018, the amount of unrecognized tax benefits related to continuing operations was $1.3 billion and $1.0 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.1 billion and $690 million as of January 31, 2019 and 2018, respectively.
A reconciliation of unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Unrecognized tax benefits, beginning of year	$1,010	$1,050	$607
Increases related to prior year tax positions	620	130	388
Decreases related to prior year tax positions	(107)	(254)	(32)
Increases related to current year tax positions	203	122	145
Settlements during the period	(390)	(23)	(46)
Lapse in statutes of limitations	(31)	(15)	(12)
Unrecognized tax benefits, end of year	$1,305	$1,010	$1,050
Interest expense and penalties related to these positions were immaterial for fiscal 2019, 2018 and 2017. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company is focused on resolving tax audits as expeditiously as possible. As a result of these efforts, unrecognized tax benefits could potentially be reduced beyond the provided range during the next twelve months. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2014 through 2019. The Company also remains subject to income tax examinations for international income taxes for fiscal 2012 through 2019, and for U.S. state and local income taxes generally for the fiscal years ended 2013 through 2019.

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
ASDA Equal Value Claims
ASDA Stores, Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in nearly 30,000 "equal value" claims that are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in Asda's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
On March 23, 2015, Asda asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal's procedural rule for including multiple claimants on the same claim form. On July 23, 2015, the Employment Tribunal denied Asda's requests. Following additional proceedings, on June 20, 2017, the Employment Appeal Tribunal ruled in favor of Asda on the "strike out" issue and remitted the matter to the Employment Tribunal to determine whether the improperly filed claims should be struck out. On July 12, 2017, claimants sought permission from the Court of Appeals to appeal this ruling, which was granted on October 3, 2017. A hearing before the Court of Appeals on the "strike out" issue was held on October 23, 2018. On January 17, 2019, the Court of Appeals declined to strike out any claims relying on the Employment Tribunal’s finding that claimants had not deliberately disregarded the Tribunal’s procedural rule.
As to the initial phase of the Equal Value claims, on October 14, 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. On August 31, 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling and also granted permission for Asda to appeal substantially all of its findings. Asda sought permission to appeal the remainder of the Employment Appeal Tribunal's findings to the Court of Appeals. A hearing before the Court of Appeals on the comparability findings was held on October 10, 2018 and the Court of Appeals upheld the Employment Tribunal’s findings.
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

National Prescription Opiate Litigation and Related Matters
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement.  The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
A number of federal and local government agencies in Mexico also investigated these matters.  Walmex cooperated with the Mexican governmental agencies that conducted these investigations.
Furthermore, lawsuits relating to the matters under investigation were filed by several of the Company's shareholders against Walmart, certain current and former directors and former officers and certain of Walmex's former officers.  These matters have been resolved or immaterial accruals have been made for proposed settlements.
The Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties and shareholder lawsuits may result in judgments against the Company and its current and former directors and officers named in those proceedings. The Company expects that there will be on-going media and governmental interest, including additional news articles from media publications on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.

In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations, in defending the shareholder lawsuits, and in conducting the review and investigations. These costs will be expensed as incurred. For the fiscal years ended January 31, 2019, 2018 and 2017, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Ongoing inquiries and investigations	$17	$26	$80
Global compliance program and organizational enhancements	13	14	19
Total	$30	$40	$99
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
Note 11. Commitments
Rentals (including amounts applicable to taxes, insurance, maintenance, other operating expenses and contingent rentals) under operating leases and other short-term rental arrangements were $3.0 billion, $2.9 billion and $2.6 billion in fiscal 2019, 2018 and 2017, respectively.
Aggregate minimum annual rentals as of January 31, 2019, under non-cancelable leases are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases(1)	Capital Lease and Financing Obligations
2020	$1,856	$917
2021	1,655	856
2022	1,420	794
2023	1,233	667
2024	1,063	593
Thereafter	6,891	6,069
Total minimum rentals	$14,118	$9,896
Less estimated executory costs		23
Net minimum lease payments		9,873
Financing obligation noncash gains and other		2,278
Less imputed interest		(4,739)
Present value of minimum lease payments		$7,412

(1)	Represents minimum contractual obligation for non-cancelable leases with initial or remaining terms greater than 12 months as of January 31, 2019.
Certain of the Company's leases provide for the payment of contingent rentals based on a percentage of sales. Such contingent rentals were not material for fiscal 2019, 2018 and 2017. Substantially all of the Company's store leases have renewal options, some of which may trigger an escalation in rentals.
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

The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2019, 2018 and 2017:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Defined contribution plans:
U.S.	$1,165	$1,124	$1,064
International	126	126	173
Total contribution expense for defined contribution plans	$1,291	$1,250	$1,237
Additionally, the Company's subsidiaries in the United Kingdom and Japan have sponsored defined benefit pension plans. The plan in the United Kingdom was overfunded by $326 million and $97 million as of January 31, 2019 and 2018, respectively. The plan in Japan was underfunded by $175 million and $184 million as of January 31, 2019 and 2018, respectively. Overfunded amounts are recorded as assets in the Company's Consolidated Balance Sheets in other assets and deferred charges. Underfunded amounts are recorded as liabilities in the Company's Consolidated Balance Sheets in deferred income taxes and other. Certain other international operations also have defined benefit arrangements that are not significant.
Note 13. Acquisitions, Disposals and Related Items
The following significant transactions impact, or are expected to impact, the operations of the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Walmart Brazil
In August 2018, the Company sold an 80 percent stake of Walmart Brazil to Advent International ("Advent"). Under the terms, Advent agreed to contribute additional capital to the business over a three-year period and Walmart agreed to indemnify Advent for certain matters. Additionally, the Company may receive up to approximately $250 million in contingent consideration.  The disposal group consisted of the following:

•	Assets of $3.3 billion, which were fully impaired as discussed in Note 7 upon meeting the held for sale criteria;

•
Liabilities of $1.3 billion, consisting of $0.7 billion in accounts payable and accrued liabilities, $0.1 billion of capital lease and financing obligations, and $0.5 billion of deferred taxes and other long-term liabilities; and

•	Cumulative foreign currency translation loss of $2.0 billion, which was reclassified from accumulated other comprehensive loss (see Note 4).
As a result, the Company recorded a pre-tax net loss of $4.8 billion during during fiscal 2019 in other gains and losses in the Company's Consolidated Statement of Income. In calculating the loss, the fair value of the disposal group was reduced by $0.8 billion related to an indemnity, for which a liability was recognized upon closing and is recorded in deferred income taxes and other in the Company's Consolidated Balance Sheets. Under the indemnity, the Company will indemnify Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate.
The Company deconsolidated the financial statements of Walmart Brazil during the third quarter of fiscal 2019 and began accounting for its remaining 20 percent ownership interest, determined to have no initial fair value, using the equity method of accounting.
Flipkart
In August 2018, the Company acquired 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart, an Indian-based eCommerce marketplace, for cash consideration of approximately $16 billion. The acquisition increases the Company's investment in India, a large, growing economy. The purchase price allocation, which is still preliminary primarily due to certain tax items, is as follows:

•
Assets of $24.1 billion, which comprise primarily of $2.2 billion in cash and cash equivalents, $2.8 billion in other current assets, $5.0 billion in intangible assets and $13.6 billion in goodwill. Of the intangible assets, $4.7 billion represents the fair value of trade names, each with an indefinite life, which were estimated using the income approach based on Level 3 unobservable inputs. The remaining $0.3 billion of intangible assets primarily relate to acquired technology with a life of 3 years. The goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale primarily related to procurement and logistics and is not expected to be deductible for tax purposes;

•	Liabilities of $3.7 billion, which comprise primarily of $1.8 billion of current liabilities and $1.8 billion of deferred income taxes; and

•	Noncontrolling interest of $4.3 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.

The Company began consolidating the financial statements of Flipkart in the third quarter of fiscal 2019, using a one-month lag. To finance the acquisition, the Company used a combination of cash provided by long-term debt as discussed in Note 6 and cash on hand. The Flipkart results of operations since acquisition and the pro forma financial information are immaterial.
Asda
In April 2018, the Company entered into a definitive agreement and announced the proposed combination of J Sainsbury plc and Asda Group Limited ("Asda Group"), the Company's wholly owned UK retail subsidiary. Under the terms of the combination, the Company would receive approximately 42 percent of the share capital of the combined company. In addition, the Company would receive approximately £3 billion in cash, subject to customary closing adjustments, and retain obligations under the Asda Group defined benefit pension plan. Due to a complex regulatory review process, the outcome of which continues to be uncertain, the held for sale classification criteria for the disposal group was not met as of January 31, 2019. If the transaction closes, the Company would deconsolidate the financial statements of Asda Group and account for the ongoing investment in the combined company using the equity method of accounting.
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
Yihaodian and JD
In June 2016, the Company sold certain assets relating to Yihaodian, its eCommerce operations in China, including the Yihaodian brand, website and application, to JD in exchange for Class A ordinary shares of JD, valued at $1.5 billion, representing approximately five percent of JD's outstanding ordinary shares on a fully diluted basis. The sale resulted in the recognition of a $535 million noncash gain, which was included in membership and other income in the accompanying Consolidated Statements of Income. Subsequently, during fiscal 2017, the Company purchased $1.9 billion of additional JD shares, representing an incremental ownership percentage of approximately five percent, for a total ownership of approximately ten percent of JD's outstanding ordinary shares.
The following significant transaction primarily impacts the Company's Walmart U.S. segment. Other immaterial transactions have also occurred or been announced.
Jet.com, Inc.
In September 2016, the Company completed the acquisition of jet.com, a U.S.-based eCommerce company. The integration of jet.com into the Walmart U.S. segment is building upon the current eCommerce foundation, allowing for synergies from talent, logistical operations and access to a broader customer base. The total purchase price for the acquisition was $2.4 billion, net of cash acquired. The allocation of the purchase price includes $1.7 billion in goodwill and $0.6 billion in intangible assets. As part of the transaction, the Company is paying additional compensation of approximately $0.8 billion over a five year period.
Note 14. Restructuring Charges
In fiscal 2018, the Company announced several organizational changes to position the business for more efficient growth going forward. As a result, the Company recorded $1.2 billion in pre-tax restructuring charges in fiscal 2018 as follows:

	Fiscal Year Ended January 31, 2018
(Amounts in millions)	Asset Impairment	Severance Costs	Total
Walmart International	193	43	236
Sam's Club	596	69	665
Corporate and support	—	300	300
Total	$789	$412	$1,201
The asset impairment charges primarily relate to the real estate of the Sam's Club closures and the wind-down of the Brazil first-party eCommerce business, which were written down to their estimated fair value. Refer to Note 7 for information on the fair value measurement.
The pre-tax restructuring charges of $1.2 billion are classified in operating, selling, general and administrative expenses in the Company's Consolidated Statement of Income for fiscal 2018. As of January 31, 2018, substantially all of the severance costs were recorded in accrued liabilities in the Company's Consolidated Balance Sheets and were subsequently paid during fiscal 2019.
Note 15. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom, as well as Brazil prior to the sale of the majority stake of Walmart Brazil discussed in Note 13. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., as well as eCommerce and omni-channel initiatives. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. In fiscal 2019, the Company revised certain of its corporate overhead allocations, including depreciation expense, to the operating segments and, accordingly, revised prior period amounts for comparability. Information for the Company's segments, as well as for Corporate and support, including the reconciliation to income before income taxes, is provided in the following table:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2019
Net sales	$331,666	$120,824	$57,839	$—	$510,329
Operating income (loss)	17,386	4,883	1,520	(1,832)	21,957
Interest, net					(2,129)
Other gains and (losses)					(8,368)
Income before income taxes					$11,460
Total assets	$105,114	$97,066	$12,893	$4,222	$219,295
Depreciation and amortization	6,201	2,590	639	1,248	10,678
Capital expenditures	6,034	2,661	450	1,199	10,344

Fiscal Year Ended January 31, 2018
Net sales	$318,477	$118,068	$59,216	$—	$495,761
Operating income (loss)	16,995	5,229	915	(2,702)	20,437
Interest, net					(2,178)
Loss on extinguishment of debt					(3,136)
Income before income taxes					$15,123
Total assets	$104,347	$81,549	$13,418	$5,208	$204,522
Depreciation and amortization	6,005	2,601	698	1,225	10,529
Capital expenditures	5,680	2,607	626	1,138	10,051

Fiscal Year Ended January 31, 2017
Net sales	$307,833	$116,119	$57,365	$—	$481,317
Operating income (loss)	17,012	5,737	1,628	(1,613)	22,764
Interest, net					(2,267)
Income before income taxes					$20,497
Total assets	$104,262	$74,508	$14,125	$5,930	$198,825
Depreciation and amortization	5,598	2,629	712	1,141	10,080
Capital expenditures	6,090	2,697	639	1,193	10,619

Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of property and equipment, net, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2019, 2018 and 2017, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2019	2018	2017
Revenues
U.S. operations	$392,265	$380,580	$367,784
Non-U.S. operations	122,140	119,763	118,089
Total revenues	$514,405	$500,343	$485,873

Long-lived assets
U.S. operations	$81,144	$81,478	$82,746
Non-U.S. operations	30,251	33,340	31,432
Total long-lived assets	$111,395	$114,818	$114,178
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

(Amounts in millions)	Fiscal Year Ended January 31, 2019
Walmart U.S. net sales by merchandise category
Grocery	$184,202
General merchandise	108,739
Health and wellness	35,788
Other categories	2,937
Total	$331,666
Of Walmart U.S.'s total net sales, approximately $15.7 billion related to eCommerce for fiscal 2019.

(Amounts in millions)	Fiscal Year Ended January 31, 2019
Walmart International net sales by market
Mexico and Central America	$31,790
United Kingdom	30,547
Canada	18,613
China	10,702
Other	$29,172
Total	$120,824
Of International's total net sales, approximately $6.7 billion related to eCommerce for fiscal 2019.

(Amounts in millions)	Fiscal Year Ended January 31, 2019
Sam’s Club net sales by merchandise category
Grocery and consumables	$33,708
Fuel, tobacco and other categories	12,110
Home and apparel	5,452
Technology, office and entertainment	3,388
Health and wellness	3,181
Total	$57,839
Of Sam's Club's total net sales, approximately $2.7 billion related to eCommerce for fiscal 2019.

Note 16. Subsequent Event
Dividends Declared
The Board of Directors approved, effective February 19, 2019, the fiscal 2020 annual dividend of $2.12 per share, an increase over the fiscal 2019 dividend of $2.08 per share. For fiscal 2020, the annual dividend will be paid in four quarterly installments of $0.53 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2019	April 1, 2019
May 10, 2019	June 3, 2019
August 9, 2019	September 3, 2019
December 6, 2019	January 2, 2020
Note 17. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended January 31, 2019
(Amounts in millions, except per share data)	Q1	Q2	Q3	Q4	Total
Total revenues	$122,690	$128,028	$124,894	$138,793	$514,405
Net sales	121,630	127,059	123,897	137,743	510,329
Cost of sales	91,707	95,571	93,116	104,907	385,301
Consolidated net income (loss)	2,276	(727)	1,817	3,813	7,179
Consolidated net income (loss) attributable to Walmart	2,134	(861)	1,710	3,687	6,670
Basic net income (loss) per common share attributable to Walmart	0.72	(0.29)	0.58	1.27	2.28
Diluted net income (loss) per common share attributable to Walmart(1)	0.72	(0.29)	0.58	1.27	2.26

	Fiscal Year Ended January 31, 2018
	Q1	Q2	Q3	Q4	Total
Total revenues	$117,542	$123,355	$123,179	$136,267	$500,343
Net sales	116,526	121,949	122,136	135,150	495,761
Cost of sales	87,688	91,521	91,547	102,640	373,396
Consolidated net income	3,152	3,104	1,904	2,363	10,523
Consolidated net income attributable to Walmart	3,039	2,899	1,749	2,175	9,862
Basic net income per common share attributable to Walmart	1.00	0.96	0.59	0.74	3.29
Diluted net income per common share attributable to Walmart(1)	1.00	0.96	0.58	0.73	3.28

(1)	The sum of quarterly amounts may not agree to annual amount due to rounding and the impact of a decreasing amount of shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
General
Management is responsible for the preparation, integrity and objectivity of Walmart Inc.'s Consolidated Financial Statements and other financial information contained in this Annual Report on Form 10-K. Those Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. In preparing those Consolidated Financial Statements, management is required to make certain estimates and judgments, which are based upon currently available information and management's view of current conditions and circumstances.
The Audit Committee of the Board of Directors oversees our process of reporting financial information and the audit of our Consolidated Financial Statements. The Audit Committee stays informed of the financial condition of Walmart Inc. and regularly reviews management's financial policies and procedures, the independence of our independent auditors, our internal control over financial reporting and the objectivity of our financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee and meet with the Audit Committee regularly, both with and without management present.
Acting through our Audit Committee, we have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements appearing in this Annual Report on Form 10-K. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements. We have filed with the SEC the required certifications related to our Consolidated Financial Statements as of and for the year ended January 31, 2019. These certifications are attached as exhibits to this Annual Report on Form 10-K. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange's corporate governance listing standards.
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. During fiscal 2019, we announced an agreement to outsource select accounting transaction-processing activities which is part of an ongoing initiative to enhance our shared service model. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting. However, they allow us to continue to enhance our internal control over financial reporting and ensure that our internal control environment remains effective.
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

Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2019. The Company's internal control over financial reporting as of January 31, 2019, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management's assessment of the effectiveness of the Company's internal control over financial reporting excluded Flipkart Private Limited ("Flipkart"), which the Company acquired in fiscal 2019, except for the recognition of goodwill and intangible assets that were included in management's assessment. Flipkart represented approximately 2% of the Company’s total assets as of January 31, 2019, after excluding goodwill and intangible assets recorded, and approximately 1% of the Company’s net sales for the year ended January 31, 2019. The Company's acquisition of Flipkart is discussed in Note 13 to its Consolidated Financial Statements for fiscal 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Information required by this item with respect to the Company's directors, certain family relationships, and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to such information under the captions entitled "Proposal No. 1 – Election of Directors" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2018 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Codes of Ethics for the CEO and senior financial officers and our Statement of Ethics applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this item is incorporated herein by reference to the information under the captions "Corporate Governance" and "Proposal No. 3: Ratification of Independent Accountants" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Code of Ethics for our CEO and senior financial officers and our Statement of Ethics and the posting of amendments to and any waivers of the Code of Ethics for our CEO and senior financial officers and our Statement of Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item 11 is incorporated herein by reference to the information under the captions "Corporate Governance – Director Compensation" and "Executive Compensation" included in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item 12 is incorporated herein by reference to  the information that appears under the caption "Stock Ownership" included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item 13 is incorporated herein by reference to the information under the caption "Corporate Governance – Board Processes and Practices"  included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item 14 is incorporated herein by reference to the information under the caption "Proposal No. 3 – Ratification of Independent Accountants" included in our Proxy Statement.

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

Walmart Inc.

Date: March 28, 2019	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 28, 2019	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2019	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 28, 2019	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2019	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2019

Date:	By
Cesar Conde
Director

Date: March 28, 2019	By	/s/ Stephen J. Easterbrook
Stephen J. Easterbrook
Director

Date: March 28, 2019	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 28, 2019	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 28, 2019	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 28, 2019	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 28, 2019	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 28, 2019	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

Date: March 28, 2019	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 28, 2019	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2019

Exhibit Index(1),(2)
The following exhibits are filed or furnished as part of this Form 10-K or are incorporated herein by reference.

3(a)
Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 1, 2018 (File No. 001-06991)

3(b)	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Report on Form 8-K filed by the Company on February 1, 2018 (File No. 001-06991)

4(a)
Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344)(P)

4(b)
First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344)(P)

4(c)
Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847)

4(d)
Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512)

4(e)
First Supplemental Indenture, dated December 1, 2006, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569)

4(f)
Second Supplemental Indenture, dated December 19, 2014, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File Number 333-201074)

4(g)
Third Supplemental Indenture, dated June 26, 2018, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(S) to Current Report on Form 8-K filed on June 26, 2018.

10(a)*	Walmart Inc. Officer Deferred Compensation Plan, as amended effective February 1, 2019(c)

10(b)
Walmart Inc. Management Incentive Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(c)
Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(d)
Walmart Inc. Stock Incentive Plan of 2015, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(e)
Walmart Inc. Supplemental Executive Retirement Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(f)
Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(g)
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011(1)(c)

10(g).1*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011(c)

10(h)
Walmart Deferred Compensation Matching Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(i)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Performance Unit Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014(1)(c)

10(j)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2014, filed on March 21, 2014(1)(c)

10(k)
Form of Wal-Mart Stores, Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions (January 2017 annual award - all executive officers) is incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 31, 2017(C)

10(l)
Form of Walmart Inc. Restricted Stock Award Notification of Award and Terms and Conditions of Award (January 2018 annual award - all executive officers) is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(C)

10(m)
Form of Walmart Inc. Global Share-Settled Performance-Based Restricted Stock Unit Award Notification of Award and Terms and Conditions of Award (January 2018 annual award - all executive officers) is incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018(c)

10(n)
Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Marc Lore on September 19, 2016, is incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2016, filed on December 1, 2016(C)

10(o)
Deferred Contingent Merger Consideration Agreement dated August 7, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(v) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017(C)

10(p)
Amendment to Deferred Contingent Merger Consideration Agreement dated September 12, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017(C)

10(q)
Non-Competition, Non-Solicitation and No-Hire Agreement between the Company and Marc Lore dated September 19, 2016 is incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017(C)

10(r)
Transition and Retirement Agreement by and among the Company, Wal-Mart Canada Corp., and David Cheesewright dated March 29, 2018 is incorporated by reference to the Current Report on Form 8-K of the Company filed on April 4, 2018(C)

10(s)
Share Issuance and Acquisition Agreement by and Between Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018. is incorporated herein by reference to Exhibit 10.1. to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10(t)
Counterpart Form of Share Purchase Agreement by and Among Wal-Mart International Holdings, Inc. the shareholders of Flipkart Private Limited identified on Schedule I thereto, Fortis Advisors LLC and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.2. to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99.1*	State Court Prescription Opiate Litigation Cases

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
Notes to Exhibit Index:

1.
The exhibits listed in this Exhibit Index and incorporated as exhibits to the Annual Report on Form 10-K of Walmart Inc. (the "Company") for the fiscal year ended January 31, 2019 by reference to an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company previously filed with the SEC by the Company are available for review online on the EDGAR system of the SEC at www.sec.gov as exhibits to the Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K referred to above in the description of the exhibit incorporated by reference. The historical filings of the Company may be reviewed and copied at the Public Reference Room of the SEC at 100 F Street, NE Washington, DC 20549-2521 under Commission File No. 001-6991.

2.
The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt instruments, but the aggregate principal amount of the debt instruments of any one series of such debt instruments has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company has previously filed with the SEC its agreement to, and hereby agrees to, file copies of the agreements relating to long-term debt instruments and the instruments representing or evidencing such long-term debt instruments with the SEC upon request. As a result, in accordance with the provisions of paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K of the SEC, copies of such long-term debt instruments have not been filed as exhibits to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2019. The Company has previously filed the documents and instruments establishing the specific terms of long-term debt instruments offered and sold by the Company pursuant to its effective registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended, as exhibits to the applicable registration statement or as exhibits to a Current Report on Form 8-K filed in connection with the applicable registration statement and the sale and issuance of those long-term debt instruments.