Form 10-Q
period 2019-04-30
Walmart Inc.
filed 2019-06-07
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2019.
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share 1.900% Notes Due 2022 2.550% Notes Due 2026	WMT	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 2,854,722,137 shares of common stock outstanding as of June 5, 2019.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2019	2018
Revenues:
Net sales	$122,949	$121,630
Membership and other income	976	1,060
Total revenues	123,925	122,690
Costs and expenses:
Cost of sales	93,034	91,707
Operating, selling, general and administrative expenses	25,946	25,829
Operating income	4,945	5,154
Interest:
Debt	588	437
Finance, capital lease and financing obligations	85	93
Interest income	(48)	(43)
Interest, net	625	487
Other (gains) and losses	(837)	1,845
Income before income taxes	5,157	2,822
Provision for income taxes	1,251	546
Consolidated net income	3,906	2,276
Consolidated net income attributable to noncontrolling interest	(64)	(142)
Consolidated net income attributable to Walmart	$3,842	$2,134

Net income per common share:
Basic net income per common share attributable to Walmart	$1.34	$0.72
Diluted net income per common share attributable to Walmart	1.33	0.72

Weighted-average common shares outstanding:
Basic	2,869	2,950
Diluted	2,886	2,967

Dividends declared per common share	$2.12	$2.08
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Consolidated net income	$3,906	$2,276
Consolidated net income attributable to noncontrolling interest	(64)	(142)
Consolidated net income attributable to Walmart	3,842	2,134

Other comprehensive income (loss), net of income taxes
Currency translation and other	507	1,465
Net investment hedges	108	68
Cash flow hedges	(131)	(77)
Minimum pension liability	1	43
Other comprehensive income (loss), net of income taxes	485	1,499
Other comprehensive (income) loss attributable to noncontrolling interest	(34)	(163)
Other comprehensive income (loss) attributable to Walmart	451	1,336

Comprehensive income, net of income taxes	4,391	3,775
Comprehensive (income) loss attributable to noncontrolling interest	(98)	(305)
Comprehensive income attributable to Walmart	$4,293	$3,470
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,255	$7,722	$7,885
Receivables, net	5,342	6,283	4,568
Inventories	44,751	44,269	43,303
Prepaid expenses and other	2,391	3,623	3,486
Total current assets	61,739	61,897	59,242

Property and equipment, net	104,604	104,317	107,622
Operating lease right-of-use assets, net	16,833	—	—
Finance lease right-of-use assets, net	3,804	—	—
Property under capital lease and financing obligations, net	—	7,078	7,178
Goodwill	31,416	31,181	18,850
Other long-term assets	16,148	14,822	12,035
Total assets	$234,544	$219,295	$204,927

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,828	$5,225	$7,762
Accounts payable	45,110	47,060	44,612
Dividends payable	4,551	—	4,607
Accrued liabilities	21,023	22,159	20,782
Accrued income taxes	729	428	718
Long-term debt due within one year	1,464	1,876	1,576
Operating lease obligations due within one year	1,748	—	—
Finance lease obligations due within one year	435	—	—
Capital lease and financing obligations due within one year	—	729	700
Total current liabilities	79,888	77,477	80,757

Long-term debt	47,425	43,520	29,477
Long-term operating lease obligations	15,719	—	—
Long-term finance lease obligations	3,810	—	—
Long-term capital lease and financing obligations	—	6,683	6,828
Deferred income taxes and other	12,792	11,981	9,541

Commitments and contingencies

Equity:
Common stock	286	288	294
Capital in excess of par value	2,734	2,965	2,557
Retained earnings	76,276	80,785	82,982
Accumulated other comprehensive loss	(11,091)	(11,542)	(10,281)
Total Walmart shareholders' equity	68,205	72,496	75,552
Noncontrolling interest	6,705	7,138	2,772
Total equity	74,910	79,634	78,324
Total liabilities and equity	$234,544	$219,295	$204,927
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	3,842	—	3,842	64	3,906
Other comprehensive income (loss), net of income taxes	—	—	—	—	451	451	34	485
Cash dividends declared ($2.12 per share)	—	—	—	(6,071)	—	(6,071)	—	(6,071)
Purchase of Company stock	(21)	(2)	(73)	(2,012)	—	(2,087)	—	(2,087)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(481)	(481)
Other	5	—	(158)	(2)	—	(160)	(16)	(176)
Balances as of April 30, 2019	2,862	$286	$2,734	$76,276	$(11,091)	$68,205	$6,705	$74,910

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	2,134	—	2,134	142	2,276
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,336	1,336	163	1,499
Cash dividends declared ($2.08 per share)	—	—	—	(6,135)	—	(6,135)	—	(6,135)
Purchase of Company stock	(5)	(1)	(15)	(492)	—	(508)	—	(508)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(489)	(489)
Other	4	—	(76)	7	—	(69)	4	(65)
Balances as of April 30, 2018	2,951	$294	$2,557	$82,982	$(10,281)	$75,552	$2,772	$78,324
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Cash flows from operating activities:
Consolidated net income	$3,906	$2,276
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,714	2,678
Unrealized (gains) and losses	(783)	1,845
Deferred income taxes	124	(50)
Other operating activities	75	265
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	970	1,134
Inventories	(421)	547
Accounts payable	(1,854)	(1,770)
Accrued liabilities	(1,514)	(1,813)
Accrued income taxes	346	49
Net cash provided by operating activities	3,563	5,161

Cash flows from investing activities:
Payments for property and equipment	(2,205)	(1,818)
Proceeds from the disposal of property and equipment	42	198
Proceeds from the disposal of certain operations	833	—
Payments for business acquisitions, net of cash acquired	(56)	—
Other investing activities	251	(62)
Net cash used in investing activities	(1,135)	(1,682)

Cash flows from financing activities:
Net change in short-term borrowings	(399)	2,501
Proceeds from issuance of long-term debt	3,978	—
Repayments of long-term debt	(364)	(2,521)
Dividends paid	(1,520)	(1,533)
Purchase of Company stock	(2,135)	(539)
Dividends paid to noncontrolling interest	(96)	(66)
Other financing activities	(310)	(328)
Net cash used in financing activities	(846)	(2,486)

Effect of exchange rates on cash, cash equivalents and restricted cash	(46)	143

Net increase (decrease) in cash, cash equivalents and restricted cash	1,536	1,136
Cash, cash equivalents and restricted cash at beginning of year	7,756	7,014
Cash, cash equivalents and restricted cash at end of period	$9,292	$8,150
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 ("fiscal 2019"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of April related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Restricted Cash
Restricted cash held outside of cash and cash equivalents was $37 million and $34 million as of April 30, 2019 and January 31, 2019, respectively, and was primarily recorded in prepaid expenses and other in the Condensed Consolidated Balance Sheets. Restricted cash held outside of cash and cash equivalents was $300 million as of April 30, 2018 and January 31, 2018, respectively, and was primarily recorded in other long-term assets in the Condensed Consolidated Balance Sheets.
Inventories
At April 30, 2019 and January 31, 2019, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet.  The Company adopted this ASU and related amendments as of February 1, 2019 under the modified retrospective approach and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.  For leases subject to index or rate adjustments, the most current index or rate adjustments were included in the measurement of operating lease obligations at adoption.
The adoption of this ASU and related amendments resulted in a $14.8 billion increase to total assets and a $15.1 billion increase to total liabilities as of April 30, 2019. The Company recognized $16.8 billion and $17.5 billion of operating lease right-of-use assets and operating lease obligations, respectively, and removed $2.2 billion and $1.7 billion, respectively, of assets and liabilities related to financial obligations connected with the construction of leased stores. Several other asset and liability line items in the Company's Condensed Consolidated Balance Sheet were also impacted by immaterial amounts. Additionally, the adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 billion, net of tax, which primarily consisted of the recognition of impairment. The Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows were immaterially impacted. Updated accounting policies as a result of the adoption of this ASU are described below. Note 10 provides additional lease disclosures.
For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future minimum lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

For a majority of all classes of underlying assets, the Company has elected to not separate lease from non-lease components. For leases in which the lease and non-lease components have been combined, the variable lease expense includes expenses such as common area maintenance, utilities, and repairs and maintenance.
Revenue Recognition
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	April 30, 2019	January 31, 2019
Assets:
Receivables from transactions with customers, net	$2,566	$2,538

Liabilities:
Deferred gift card revenue	$1,899	$1,932
Derivatives
In fiscal 2020, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The adoption of the standard had no current or historical impact on the Company's Condensed Consolidated Financial Statements. The Company continues to use qualitative methods to assess the effectiveness of its designated hedging relationships. Upon adopting ASU 2017-12, the Company modified its existing hedge documentation to use a quantitative method for assessing effectiveness when the hedge is subsequently determined to be ineffective under the qualitative method. There were no other significant changes to the Company's accounting policies for derivatives.
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management is currently evaluating this ASU to determine its impact to the Company's Consolidated Financial Statements.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2019 and 2018.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2019	2018
Numerator
Consolidated net income	$3,906	$2,276
Consolidated net income attributable to noncontrolling interest	(64)	(142)
Consolidated net income attributable to Walmart	$3,842	$2,134

Denominator
Weighted-average common shares outstanding, basic	2,869	2,950
Dilutive impact of share-based awards	17	17
Weighted-average common shares outstanding, diluted	2,886	2,967

Net income per common share attributable to Walmart
Basic	$1.34	$0.72
Diluted	1.33	0.72

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2019:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2019	$(12,085)	$—	$1,395	$(140)	$(712)	$(11,542)
Other comprehensive income (loss) before reclassifications, net(1)	496	—	108	(145)	(7)	452
Reclassifications to income, net(1)	(23)	—	—	14	8	(1)
Balances as of April 30, 2019	$(11,612)	$—	$1,503	$(271)	$(711)	$(11,091)
(1) Income tax impact is immaterial
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2018:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018, net(1) (2)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net(1)	1,302	—	68	(86)	32	1,316
Reclassifications to income, net(1)	—	—	—	9	11	20
Balances as of April 30, 2018	$(10,745)	$—	$1,191	$73	$(800)	$(10,281)
(1) Income tax impact is immaterial
(2) Primarily relates to the adoption of ASU 2016-01, Financial Instruments–Overall and ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive loss to net income for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Long-term Debt
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	3,978	3,978
Repayments of long-term debt	(364)	—	(364)
Other	(48)	(73)	(121)
Balances as of April 30, 2019	$1,464	$47,425	$48,889

Debt Issuances
Information on long-term debt issued during the three months ended April 30, 2019 for general corporate purposes is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
April 23, 2019	1,500 USD	July 8, 2024	Fixed	2.850%	$1,493
April 23, 2019	1,250 USD	July 8, 2026	Fixed	3.050%	1,242
April 23, 2019	1,250 USD	July 8, 2029	Fixed	3.250%	1,243
Total					$3,978
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
Maturities
The following table provides details of debt repayments during the three months ended April 30, 2019:

(Amounts in millions)
Maturity Date	Original Amount	Fixed vs. Floating	Interest Rate	Repayment
February 1, 2019	500 USD	Fixed	4.125%	$364
Total repayment of matured debt				$364

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
The Company has equity investments, primarily its investment in JD.com, Inc. ("JD"), measured at fair value on a recurring basis included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet as follows:

•	The purchased portion of the investment in JD measured using Level 1 inputs, and

•
The portion of the investment in JD received in exchange for selling certain assets related to Yihaodian, the Company's former eCommerce operations in China, measured using Level 2 inputs. Fair value is determined primarily using quoted prices in active markets for similar assets.

Information for the fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Fair Value as of April 30, 2019	Fair Value as of January 31, 2019
Investment in JD measured using Level 1 inputs	$2,181	$1,791
Investment in JD measured using Level 2 inputs	2,185	1,792
Total	$4,366	$3,583
The changes in fair value for the Company's investment in JD is included in other gains and losses in the Company's Condensed Consolidated Statements of Income.

The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest yield and foreign currency forward curves. As of April 30, 2019 and January 31, 2019, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2019		January 31, 2019
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$(42)	$4,000	$(78)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	392	2,250	334
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,090	(408)	4,173	(272)
Total	$10,340	$(58)	$10,423	$(16)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, fair value measurements on a nonrecurring basis are required as a result of impairment charges or business acquisitions. The Company did not have any material assets or liabilities subject to nonrecurring fair value measurements as of April 30, 2019 or January 31, 2019, respectively.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2019 and January 31, 2019, are as follows:

	April 30, 2019		January 31, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$48,889	$53,707	$45,396	$49,570

Note 6. Derivative Financial Instruments
In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $209 million and $220 million at April 30, 2019 and January 31, 2019, respectively. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at April 30, 2019 or January 31, 2019, respectively.
At April 30, 2019 and January 31, 2019, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at April 30, 2019 and January 31, 2019, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2019			January 31, 2019
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$—	$392	$41	$—	$334	$78

Derivative liabilities:
Deferred income taxes and other	42	—	449	78	—	350

Nonderivative hedging instruments
Long-term debt	—	3,794	—	—	3,863	—
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
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 30,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in Asda's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
In March 2015, Asda asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal's procedural rule for including multiple claimants on the same claim form. In July 2015, the Employment Tribunal denied Asda's requests. Following additional proceedings, in June 2017 the Employment Appeal Tribunal ruled in favor of Asda on the "strike out" issue and remitted the matter to the Employment Tribunal to determine whether the improperly filed claims should be struck out. In October 2018, claimants appealed this ruling to the Court of Appeals and in January 2019, the Court of Appeals declined to strike out any claims relying on the Employment Tribunal’s finding that claimants had not deliberately disregarded the Tribunal’s procedural rule.
As to the initial phase of the Equal Value claims, in October 2016 following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. In August 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling and also granted permission for Asda to appeal substantially all of its findings. Asda sought permission to appeal the remainder of the Employment Appeal Tribunal's findings to the Court of Appeals and a hearing before the Court of Appeals on the comparability findings was held in October 2018. The Court of Appeals upheld the Employment Tribunal’s findings. Asda sought permission to appeal the Court of Appeals decision to the Supreme Court on February 27, 2019 and is awaiting a decision on its application.
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
National Prescription Opiate Litigation and Related Matters
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.

FCPA Investigation and Related Matters
The Audit Committee (the "Audit Committee") of the Board of Directors of the Company has been conducting an internal investigation into, among other things, alleged violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and other alleged crimes or misconduct in connection with foreign subsidiaries, including Wal-Mart de México, S.A.B. de C.V. ("Walmex"), and whether prior allegations of such violations and/or misconduct were appropriately handled by the Company. The Audit Committee and the Company engaged outside counsel from a number of law firms and other advisors who assisted in the investigation of these matters.
The Company also conducted a voluntary global review of its policies, practices and internal controls for anti-corruption compliance and, as part of that review, strengthened and enhanced its global anti-corruption compliance program through appropriate remedial anti-corruption measures.  In November 2011, the Company voluntarily disclosed that investigative activity to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). Since the implementation of the global review and the enhanced anti-corruption compliance program, the Audit Committee and the Company identified or were made aware of additional allegations regarding potential violations of the FCPA. When such allegations were reported or identified, the Audit Committee and the Company, together with their third-party advisors, conducted inquiries and investigations. Inquiries or investigations regarding allegations of potential FCPA violations were conducted in a number of foreign markets where the Company operates or has operated, including, but not limited to, Brazil, China and India.
As previously disclosed, the Company is under investigation by the DOJ and the SEC regarding possible violations of the FCPA. The Company has been cooperating with the agencies and discussions have been ongoing regarding the resolution of these matters. These discussions progressed to a point that, in fiscal 2018, the Company reasonably estimated a probable loss and recorded an aggregate accrual of $283 million with respect to these matters (the "Accrual"). While the Company believes the final resolution of these matters is nearing a conclusion, there can be no assurance as to the timing or the terms of the final resolution of these matters.
A number of federal and local government agencies in Mexico also investigated these matters.  Walmex cooperated with the Mexican governmental agencies that conducted these investigations.
Furthermore, lawsuits relating to the matters under investigation were filed by several of the Company's shareholders against Walmart, certain current and former directors and former officers and certain of Walmex's former officers.  These matters have been resolved.
Existing lawsuits relating to the allegations have been resolved, but the Company could be exposed to a variety of negative consequences as a result of the matters noted above. There could be one or more enforcement actions or lawsuits in respect of the matters that are the subject of some or all of the on-going government investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders, debarment or other relief, criminal convictions and/or penalties. The Company expects that there will be on-going media and governmental interest, including additional news articles on these matters, which could impact the perception among certain audiences of the Company's role as a corporate citizen.
In addition, the Company has incurred and expects to continue to incur costs in responding to requests for information or subpoenas seeking documents, testimony and other information in connection with the government investigations and in conducting the investigations. These costs will be expensed as incurred. For the three months ended April 30, 2019 and 2018, the Company incurred the following third-party expenses in connection with the FCPA investigation and related matters:

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Ongoing inquiries and investigations	$2	$4
Global compliance program and organizational enhancements	2	3
Total	$4	$7
The Company does not presently believe that these matters, including the payment of the Accrual at some point-in-time in the future, will have a material adverse effect on its business, financial position, results of operations or cash flows, although given the inherent uncertainties in such situations, the Company can provide no assurance that these matters will not be material to its business, financial position, results of operations or cash flows in the future.

Note 8. Disposals, Acquisitions and Related Items
The following disposals, acquisitions and related items pertain to the Company's Walmart International segment. Other immaterial transactions have also occurred or have been announced.
Walmart Brazil
In August 2018, the Company sold an 80 percent stake of Walmart Brazil to Advent International ("Advent"). Under the terms, Advent agreed to contribute additional capital to the business over a three-year period and Walmart agreed to indemnify Advent for certain matters. Additionally, the Company may receive up to approximately $250 million in contingent consideration.
As a result, the Company recorded a pre-tax net loss of $4.8 billion during the second quarter of fiscal 2019 in other gains and losses in the Company's Condensed Consolidated Statement of Income. In calculating the loss, the fair value of the disposal group was reduced by $0.8 billion related to an indemnity, for which a liability was recognized upon closing and is recorded in deferred income taxes and other in the Company's Condensed Consolidated Balance Sheets. The Company indemnified Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate.
The Company deconsolidated the financial statements of Walmart Brazil during the third quarter of fiscal 2019 and began accounting for its remaining 20 percent ownership interest using the equity method of accounting. This equity method investment was determined to have no fair value and continues to have no carrying value.
Flipkart
In August 2018, the Company acquired 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart, an Indian-based eCommerce marketplace, for cash consideration of approximately $16 billion. The acquisition increases the Company's investment in India, a large, growing economy. The purchase price allocation, which is still preliminary primarily due to certain tax items, is as follows:

•
Assets of $24.1 billion, which comprise primarily of $2.2 billion in cash and cash equivalents, $2.8 billion in other current assets, $5.0 billion in intangible assets and $13.5 billion in goodwill. Of the intangible assets, $4.7 billion represents the fair value of trade names, each with an indefinite life, which were estimated using the income approach based on Level 3 unobservable inputs. The remaining $0.3 billion of intangible assets primarily relate to acquired technology with a life of 3 years. The goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale primarily related to procurement and logistics and is not expected to be deductible for tax purposes;

•	Liabilities of $3.7 billion, which comprise primarily of $1.8 billion of current liabilities and $1.8 billion of deferred income taxes; and

•	Noncontrolling interest of $4.3 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.
Asda
In April 2019, the Company announced the termination of a previously announced merger agreement that would have provided for the combination of J Sainsbury plc and Asda Group Limited, the Company's U.K. subsidiary. As the proposed transaction had not yet met the held for sale criteria, the announcement of its termination had no impact on the Company's Condensed Consolidated Financial Statements.

Note 9. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico, and the United Kingdom, as well as Brazil until the sale of the majority stake discussed in Note 8. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Net sales:
Walmart U.S.	$80,344	$77,748
Walmart International	28,775	30,260
Sam's Club	13,830	13,622
Net sales	$122,949	$121,630
Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Operating income (loss):
Walmart U.S.	$4,142	$3,927
Walmart International	738	1,265
Sam's Club	451	325
Corporate and support	(386)	(363)
Operating income	4,945	5,154
Interest, net	625	487
Other (gains) and losses	(837)	1,845
Income before income taxes	$5,157	$2,822

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2019	2018
Grocery	$45,404	$43,860
General merchandise	24,607	24,174
Health and wellness	9,518	9,128
Other categories	815	586
Total	$80,344	$77,748
Of Walmart U.S.'s total net sales, approximately $4.3 billion and $3.2 billion related to eCommerce for the three months ended April 30, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2019	2018
Mexico and Central America	$7,837	$7,684
United Kingdom	7,077	7,515
Canada	4,122	4,254
China	3,063	3,205
Other	6,676	7,602
Total	$28,775	$30,260
Of International's total net sales, approximately $2.5 billion and $1.0 billion related to eCommerce for the three months ended April 30, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam’s Club net sales by merchandise category	2019	2018
Grocery and consumables	$8,373	$8,012
Fuel, tobacco and other categories	2,777	2,919
Home and apparel	1,178	1,202
Health and wellness	827	801
Technology, office and entertainment	675	688
Total	$13,830	$13,622
Of Sam's Club's total net sales, approximately $0.7 billion and $0.6 billion related to eCommerce for the three months ended April 30, 2019 and 2018, respectively.
Note 10. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally.
The Company's lease cost consists of the following:

(Amounts in millions)	Three Months Ended April 30, 2019
Operating lease cost	$636
Finance lease cost
Amortization of right-of-use assets	111
Interest on lease obligations	77
Variable lease cost	167

Other lease information is as follows:

(Dollar amounts in millions)	Three Months Ended April 30, 2019
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$639
Operating cash flows from finance leases	49
Financing cash flows from finance leases	134
Assets obtained in exchange for operating lease obligations	189
Assets obtained in exchange for finance lease obligations	95
Weighted-average remaining lease term - operating leases	15.8 years
Weighted-average remaining lease term - finance leases	14.4 years
Weighted-average discount rate - operating leases	5.3%
Weighted-average discount rate - finance leases	9.5%

The aggregate annual lease obligations at April 30, 2019 are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$1,819	$533
2021	2,346	676
2022	2,105	621
2023	1,903	506
2024	1,718	447
Thereafter	15,699	5,367
Total undiscounted lease obligations	25,590	8,150
Less imputed interest	(8,123)	(3,905)
Net lease obligations	$17,467	$4,245
Upon adoption of ASU 2016-02, Leases (Topic 842), the Company's aggregate annual lease obligations includes leases with reasonably assured renewals. The aggregate minimum annual lease rentals as of January 31, 2019 for the remaining contractual term of non-cancelable leases under ASC 840 were as follows:

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
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2020 ("fiscal 2020") and the fiscal year ended January 31, 2019 ("fiscal 2019"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2019 and 2018, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2019, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2019 incorporated by reference.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated online or through mobile applications, including omni-channel transactions which are fulfilled through our stores and clubs. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
In the first quarter of the current fiscal year, we updated our definition of what was previously referred to as traffic (a component, along with ticket, of comparable sales). Traffic will now be referred to "transactions" and measures a percentage change in all sales transactions in our comparable stores, as well as for comparable eCommerce activity.
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
Each of our segments contribute to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. We recently took some strategic actions to further position our portfolio for long-term growth, including:

•	Acquisition of 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart Private Limited ("Flipkart") in August 2018.

•
Divestiture of 80 percent of Walmart Brazil to Advent International ("Advent") in August 2018, for which we recorded a pre-tax loss of $4.8 billion in fiscal 2019, substantially all of which was recorded during the second quarter of fiscal 2019.

•	Divestiture of banking operations in Walmart Chile and Walmart Canada in December 2018 and April 2019, respectively.

In April 2019, we announced the termination of the previously announced merger agreement that would have provided for the combination of J Sainsbury plc and ASDA Group Limited, our U.K. subsidiary.
The Retail Industry
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment.
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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2019 and 2018, were as follows:

	Three Months Ended April 30,
	2019	2018	2019	2018
	With Fuel		Fuel Impact
Walmart U.S.	3.3%	2.4%	0.0%	0.1%
Sam's Club	1.4%	5.3%	0.9%	1.4%
Total U.S.	3.0%	2.8%	0.1%	0.3%
The Walmart U.S. segment had growth of 3.3% and 2.4% for the three months ended April 30, 2019 and 2018, respectively, driven by growth in ticket and transactions. For the three months ended April 30, 2019 and 2018, the Walmart U.S. segment's eCommerce sales positively contributed approximately 1.4% and 1.0% to comparable sales, respectively. Comparable sales at the Sam's Club segment were 1.4% and 5.3% for the three months ended April 30, 2019 and 2018, respectively. The Sam's Club segment's comparable sales benefited from increased transactions and higher fuel sales, which were partially offset by lower ticket. The Sam's Club segment's eCommerce sales positively contributed approximately 1.1% and 0.8% to comparable sales, respectively, for the three months ended April 30, 2019 and 2018. The increase in comparable sales at the Sam's Club segment was partially offset by reduced tobacco sales due to our decision to remove tobacco from certain locations.

Consistent Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work and creating an environment in which we have sustainable lowest cost to serve. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses.

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Net sales	$122,949	$121,630
Percentage change from comparable period	1.1%	4.4%
Operating, selling, general and administrative expenses	$25,946	$25,829
Percentage change from comparable period	0.5%	4.9%
Operating, selling, general and administrative expenses as a percentage of net sales	21.1%	21.2%

For the three months ended April 30, 2019 we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 14 basis points when compared to the same period in the previous fiscal year. The primary drivers of the expense leverage for the three months ended April 30, 2019 were strong sales performance in conjunction with productivity improvements in our Walmart U.S. segment. Our International and Sam's Club segments also leveraged expenses when compared to the same period in the previous fiscal year.
Strategic Capital Allocation
We are allocating more capital to store remodels, eCommerce, technology and supply chain and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping and is consistent with the capital expenditure detail provided in the following table:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2019	2018
eCommerce, technology, supply chain and other	$1,003	$805
Remodels	595	475
New stores and clubs, including expansions and relocations	23	103
Total U.S.	1,621	1,383
Walmart International	584	435
Total capital expenditures	$2,205	$1,818

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 4.0% and 4.8% for the trailing twelve months ended April 30, 2019 and 2018, respectively. The decline in ROA was primarily due to the decrease in consolidated net income over the trailing twelve months, primarily resulting from the $4.5 billion net loss in fiscal 2019 related to the sale of the majority stake in Walmart Brazil and net unrealized losses on our JD.com investment. ROI was 14.5% and 13.9% for the trailing twelve months ended April 30, 2019 and 2018, respectively. The increase in ROI was due to the increase in operating income over the trailing twelve months primarily as a result of lapping the restructuring and impairment charges in the fourth quarter of fiscal 2018. The denominator remained relatively flat as the increase in average total assets due to the Flipkart Acquisition was primarily offset by the decrease in average invested capital resulting from the removal of the eight times rent factor upon adoption of ASU 2016-02, Leases ("ASU 2016-02") as operating lease right-of-use assets are now included in total assets.

We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. Upon adoption of ASU 2016-02, rent for the trailing 12 months multiplied by a factor of 8 is no longer included in the calculation of ROI on a prospective basis as operating lease assets are now capitalized. For fiscal 2020, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of the current balance sheet date, rather than averaged, because they are no longer directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average will be used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of the new lease standard. Further, beginning prospectively in fiscal 2020, rent expense in the numerator excludes short-term and variable lease costs as these costs are not included in the operating lease right-of-use asset balance.
Prior to adoption of ASU 2016-02, we defined ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We considered average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing 12 months multiplied by a factor of 8, which estimated the hypothetical capitalization of our operating leases. Because the new lease standard was adopted under the modified retrospective approach as of February 1, 2019, our calculation of ROI for the comparable fiscal 2019 period was not revised.
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. As mentioned above, we consider ROA to be the financial measure computed in accordance with generally accepted accounting principles most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2019	2018
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$8,809	$9,647
Denominator
Average total assets(1)	$219,736	$202,323
Return on assets (ROA)	4.0%	4.8%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,748	$20,354
+ Interest income	222	160
+ Depreciation and amortization	10,714	10,656
+ Rent	2,866	3,036
= Adjusted operating income	$35,550	$34,206

Denominator
Average total assets(1),(2)	$226,465	$202,323
+ Average accumulated depreciation and amortization(1) ,(2)	84,960	81,862
- Average accounts payable(1)	44,861	42,990
- Average accrued liabilities(1)	20,903	20,245
+ Rent x 8	N/A	24,288
= Average invested capital	$245,661	$245,238
Return on investment (ROI)	14.5%	13.9%

	As of April 30,
	2019	2018	2017
Certain Balance Sheet Data
Total assets	$234,544	$204,927	$199,718
Leased assets, net	20,637	7,178	NP
Total assets without leased assets, net	213,907	197,749	NP
Accumulated depreciation and amortization	87,426	84,964	78,760
Accumulated amortization on leased assets	3,085	5,556	NP
Accumulated depreciation and amortization, without leased assets	84,341	79,408	NP
Accounts payable	45,110	44,612	41,367
Accrued liabilities	21,023	20,782	19,708

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02.
(2) For the twelve months ended April 30, 2019, as a result of adopting ASU 2016-02, average total assets is based on the average of total assets without leased assets, net plus leased assets, net as of April 30, 2019. Average accumulated depreciation and amortization is based on the average of accumulated depreciation and amortization, without leased assets plus accumulated amortization on leased assets as of April 30, 2019.
NP = Not provided.

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $3.6 billion for the three months ended April 30, 2019, which declined when compared to $5.2 billion for the three months ended April 30, 2018 primarily due to an increase in inventory related to accelerated buying in certain categories, the timing of sell through for summer seasonal merchandise and increased eCommerce fulfillment center mirroring, as well as the timing of payments. We generated free cash flow of $1.4 billion for the three months ended April 30, 2019, which declined when compared to $3.3 billion for the three months ended April 30, 2018 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.4 billion in increased capital expenditures.
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

	Three Months Ended April 30,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$3,563	$5,161
Payments for property and equipment	(2,205)	(1,818)
Free cash flow	$1,358	$3,343

Net cash used in investing activities(1)	$(1,135)	$(1,682)
Net cash used in financing activities	(846)	(2,486)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2019	2018
Total revenues	$123,925	$122,690
Percentage change from comparable period	1.0%	4.4%
Net sales	$122,949	$121,630
Percentage change from comparable period	1.1%	4.4%
Total U.S. calendar comparable sales increase	3.0%	2.8%
Gross profit margin as a percentage of net sales	24.3%	24.6%
Operating income	$4,945	$5,154
Operating income as a percentage of net sales	4.0%	4.2%
Other (gains) and losses	$(837)	$1,845
Consolidated net income	$3,906	$2,276
Unit counts at period end	11,368	11,717
Retail square feet at period end	1,128	1,157
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $1.2 billion or 1.0% for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The increase in revenues was due to an increase in net sales, which was primarily due to overall positive comparable sales for the Walmart U.S. and Sam's Club segments, the addition of Flipkart's net sales, and positive comparable sales in the majority of our International markets. These increases were partially offset by a $1.8 billion negative impact of fluctuations in currency exchange rates and our sale of the majority stake in Walmart Brazil.
Our gross profit rate decreased 27 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The decrease was primarily due to the addition of Flipkart and price investment in the Walmart U.S. segment, partially offset by favorable merchandise mix and less pressure from transportation costs in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 14 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The primary drivers of the expense leverage were strong sales performance in conjunction with productivity improvements in our Walmart U.S. segment. Our International and Sam's Club segments also leveraged expenses when compared to the same period in the previous fiscal year.
Other (gains) and losses increased $2.7 billion for the three months ended April 30, 2019 due to fair value changes of our investment in JD.com.
Our effective income tax rate was 24.3% for the three months ended April 30, 2019, compared to 19.3% for the same period in the previous fiscal year. The increase in the effective tax rate for the three months ended April 30, 2019 was primarily due to a favorable, provisional amount recognized related to the Tax Cuts and Jobs Act of 2017 during the three months ended April 30, 2018. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be higher than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $1.6 billion for the three months ended April 30, 2019 when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.33 for the three months ended April 30, 2019, which represents an increase of $0.61 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2019	2018
Net sales	$80,344	$77,748
Percentage change from comparable period	3.3%	3.1%
Calendar comparable sales increase	3.3%	2.4%
Operating income	$4,142	$3,927
Operating income as a percentage of net sales	5.2%	5.1%
Unit counts at period end	4,763	4,761
Retail square feet at period end	704	705
Net sales for the Walmart U.S. segment increased $2.6 billion or 3.3% for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The increase in net sales was due to comparable sales of 3.3% driven by growth in ticket and transactions. Walmart U.S. eCommerce sales positively contributed approximately 1.4% to comparable sales during the three months ended April 30, 2019 and were driven by online grocery and ship-to-home.
Gross profit rate increased 6 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The improvement was due to favorable merchandise mix and less pressure from transportation costs, partially offset by price investments. The merchandise mix improvement was the result of strong private brands penetration and eCommerce performance in the home and apparel categories.
Operating expenses as a percentage of net sales decreased 10 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year, primarily due to strong sales and productivity improvements, partially offset by continued investments in eCommerce.
As a result of the factors discussed above, operating income increased $215 million for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2019	2018
Net sales	$28,775	$30,260
Percentage change from comparable period	(4.9)%	11.7%
Operating income	$738	$1,265
Operating income as a percentage of net sales	2.6%	4.2%
Unit counts at period end	6,006	6,359
Retail square feet at period end	344	372
Net sales for the Walmart International segment decreased $1.5 billion or 4.9% for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. This decrease was due to $1.8 billion of negative fluctuations in currency exchange rates and a reduction in net sales due to our sale of the majority stake in Walmart Brazil, partially offset by the addition of Flipkart's net sales and positive comparable sales growth in the majority of our markets.
Gross profit rate decreased 172 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The decrease was primarily due to the addition of Flipkart, as well as a change in merchandise mix in certain other markets.
Operating expenses as a percentage of net sales decreased 30 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year primarily due to the prior year charge related to the divestiture of our Canada banking operations of approximately $81 million and the prior year wind down of the first party Brazil eCommerce operations.
As a result of the factors discussed above, operating income decreased $527 million for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year.

Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2019	2018
Including Fuel
Net sales	$13,830	$13,622
Percentage change from comparable period	1.5%	(2.7)%
Calendar comparable sales increase	1.4%	5.3%
Operating income	$451	$325
Operating income as a percentage of net sales	3.3%	2.4%
Unit counts at period end	599	597
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$12,453	$12,380
Percentage change from comparable period	0.6%	(4.1)%
Operating income	$443	$313
Operating income as a percentage of net sales	3.6%	2.5%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.2 billion or 1.5% for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 1.4%. Sam's Club eCommerce sales positively contributed approximately 1.1% to comparable sales. In addition, higher fuel sales of $135 million also contributed to the comparable sales growth. These increases were partially offset by a reduction in tobacco sales due to our decision to remove tobacco from certain locations.
Gross profit rate increased 47 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The gross profit rate benefited from decreased tobacco sales, which have lower margins, and lapping inventory exit costs associated with closed clubs. These benefits were partially offset by increased eCommerce fulfillment and shipping costs.
Membership and other income increased 4.7% for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. The increase was primarily due to gains recognized on asset sales and increased Plus Members penetration.
Operating expenses as a percentage of segment net sales decreased 32 basis points for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year. This decrease was primarily the result of a charge of approximately $50 million related to lease exit costs in the prior comparable period, partially offset by a reduction in tobacco sales.
As a result of the factors discussed above, operating income increased $126 million for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Three months ended April 30,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$3,563	$5,161
Net cash provided by operating activities was $3.6 billion and $5.2 billion for the three months ended April 30, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to an increase in inventory related to accelerated buying in certain categories, the timing of sell through for summer seasonal merchandise and increased eCommerce fulfillment center mirroring, as well as the timing of payments.
Cash Equivalents and Working Capital
Cash and cash equivalents were $9.3 billion and $7.9 billion at April 30, 2019 and 2018, respectively. Our working capital deficit was $18.1 billion and $21.5 billion at April 30, 2019 and 2018, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases. The decreased working capital deficit at April 30, 2019 compared to April 30, 2018 was primarily due to higher current assets as a result of the consolidation of Flipkart.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S. We are awaiting anticipated technical guidance from the IRS and the U.S. Treasury Department. We do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of April 30, 2019 and January 31, 2019, cash and cash equivalents of $2.7 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.7 billion at April 30, 2019, approximately $1.2 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Three months ended April 30,
(Amounts in millions)	2019	2018
Net cash used in investing activities	$(1,135)	$(1,682)
Net cash used in investing activities was $1.1 billion and $1.7 billion for the three months ended April 30, 2019 and 2018, respectively. Net cash used in investing activities decreased $0.5 billion for the three months ended April 30, 2019, primarily as a result of proceeds received from the sale of our Canada bank. These proceeds were partially offset by an increase in investments in eCommerce, technology and supply chain as well as payments to remodel existing stores and clubs.

Net Cash Used in Financing Activities

	Three months ended April 30,
(Amounts in millions)	2019	2018
Net cash used in financing activities	$(846)	$(2,486)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities decreased $1.6 billion for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year, primarily due to $4.0 billion of net proceeds received from the issuance of long-term debt to fund general business operations, along with a reduction in the repayment of long-term debt. This decrease in net cash used in financing activities was partially offset by cash outflows related to changes in short term borrowings and an increase in share repurchases, due to the prior year suspension of repurchases in anticipation of the Flipkart announcement.
Additionally, the Company has committed lines of credit in the U.S. of $15.0 billion as of April 30, 2019 and January 31, 2019, respectively, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	3,978	3,978
Repayments of long-term debt	(364)	—	(364)
Other	(48)	(73)	(121)
Balances as of April 30, 2019	$1,464	$47,425	$48,889
Our total outstanding long-term debt balance increased $3.5 billion for the three months ended April 30, 2019, primarily due to the net proceeds from issuance of long-term debt to fund general business operations.
Dividends
On February 19, 2019, the Board of Directors approved the fiscal 2020 annual dividend of $2.12 per share, an increase over the fiscal 2019 annual dividend of $2.08 per share. For fiscal 2020, the annual dividend will be paid in four quarterly installments of $0.53 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2019	April 1, 2019
May 10, 2019	June 3, 2019
August 9, 2019	September 3, 2019
December 6, 2019	January 2, 2020
The dividend installments payable on April 1, 2019 and June 3, 2019 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2019, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2019, authorization for $9.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,
(Amounts in millions, except per share data)	2019	2018
Total number of shares repurchased	21.7	5.5
Average price paid per share	$98.22	$97.75
Total amount paid for share repurchases	$2,135	$539
Share repurchases increased $1.6 billion for the three months ended April 30, 2019, when compared to the same period in the previous fiscal year, due to the prior year suspension of repurchases in anticipation of the Flipkart announcement.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At April 30, 2019, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," our existing FCPA investigation and related matters and possible effects of those matters on Walmart's business including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against ASDA including certain risks arising therefrom. Further, in that Note 7, we also discuss, under the sub-caption "National Prescription Opiate Litigation and Related Matters," the National Prescription Opiate Litigation and related matters including certain risks arising therefrom. We also discuss various legal proceedings related to the FCPA investigation, ASDA Equal Value Claims, and National Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at April 30, 2019 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2019. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, as filed with the SEC on March 28, 2019, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and implemented new systems and internal controls in conjunction with the new lease standard. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting and they allow us to continue to enhance our internal controls over financial reporting and ensure that they remain effective.
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
There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 1,200 cases as of May 30, 2019; approximately 20 cases are in the process of being transferred to the MDL or have remand motions pending; and there are over 100 additional state cases pending as of May 30, 2019. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-Q.
II. CERTAIN OTHER PROCEEDINGS: The class action captioned City of Pontiac General Employees Retirement System v. Wal-Mart Stores, Inc., USDC, Western Dist. of AR, asserted violations of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures made by the Company in connection with its investigation of alleged violations of the U.S. Foreign Corrupt Practices Act. On October 26, 2018, the parties filed a motion asking the court to approve a proposed settlement under which the Company would pay $160 million (the “Settlement Amount”) to resolve the claims of all class members. By order dated April 8, 2019, the court granted final approval of the settlement. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. The Settlement Amount was expensed in the Company’s fiscal 2019 financial statements and has been paid by the Company.
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
In September 2018, the United States Environmental Protection Agency (the “EPA”) notified the Company that it had initiated an administrative penalty action by issuing a Draft Consent Agreement and Final Order. The letter accompanying the Draft Consent Agreement and Final Order alleges that the Company distributed and/or sold three unregistered pesticide products from March to June 2017. The EPA is seeking a penalty of $960,000. The manufacturer of the product is responsible for ensuring that a FIFRA-regulated product is properly registered prior to its sale. The Company is cooperating with the EPA.
In January 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine and denies any wrongdoing.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2019, were made under the current $20.0 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2019, authorization for $9.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2019, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2019	7,128,747	$96.64	7,128,747	$10.6
March 1 - 31, 2019	7,403,068	98.29	7,403,068	9.9
April 1 - 30, 2019	6,670,955	100.62	6,670,955	9.2
Total	21,202,770		21,202,770
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2019 and 2018, regarding management's determinations regarding the materiality of the impact of, certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; statements in Note 7 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing FCPA matters, ASDA Equal Value Claims and the National Opiate Litigation and related matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 8 to the anticipated impact to the operations of the Company and its Walmart International segment of the Walmart Brazil and Flipkart transactions;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements regarding the provisional allocation of the purchase price for Flipkart; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2019; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the ongoing share repurchase program; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	customer traffic and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;
Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	Walmart's expenditures for FCPA and other compliance-related costs, including the adequacy of our accrual for the FCPA matter;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded, relocated or remodeled units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates;

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	the imposition of new taxes on imports, new tariffs and changes in existing tariff rates;

•	the imposition of new trade restrictions and changes in existing trade restrictions;

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
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and all of Walmart's subsequent other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, made with the SEC. Walmart urges the reader to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K that the Company filed on February 1, 2018 (File No. 001-06991)

Exhibit 3.2	Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Report on Form 8-K that the Company filed on February 1, 2018 (File No. 001-06991)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Prescription Opiate Litigation Cases

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

June 7, 2019	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

June 7, 2019	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

June 7, 2019	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)