Form 10-Q
period 2019-07-31
Walmart Inc.
filed 2019-09-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2019.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to             .
Commission File Number 001-6991
WALMART INC.
(Exact name of registrant as specified in its charter)

Delaware		71-0415188
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

702 S.W. 8th Street		72716
Bentonville	AR
(Address of principal executive offices)		(Zip Code)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	WMT	New York Stock Exchange
1.900% Notes Due 2022		New York Stock Exchange
2.550% Notes Due 2026		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,844,284,080 shares of common stock outstanding as of September 4, 2019.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Revenues:
Net sales	$129,388	$127,059	$252,337	$248,689
Membership and other income	989	969	1,965	2,029
Total revenues	130,377	128,028	254,302	250,718
Costs and expenses:
Cost of sales	97,923	95,571	190,957	187,278
Operating, selling, general and administrative expenses	26,871	26,707	52,817	52,536
Operating income	5,583	5,750	10,528	10,904
Interest:
Debt	558	460	1,146	897
Finance, capital lease and financing obligations	83	94	168	187
Interest income	(56)	(51)	(104)	(94)
Interest, net	585	503	1,210	990
Other (gains) and losses	85	4,849	(752)	6,694
Income before income taxes	4,913	398	10,070	3,220
Provision for income taxes	1,233	1,125	2,484	1,671
Consolidated net income (loss)	3,680	(727)	7,586	1,549
Consolidated net income attributable to noncontrolling interest	(70)	(134)	(134)	(276)
Consolidated net income (loss) attributable to Walmart	$3,610	$(861)	$7,452	$1,273

Net income (loss) per common share:
Basic net income (loss) per common share attributable to Walmart	$1.27	$(0.29)	$2.60	$0.43
Diluted net income (loss) per common share attributable to Walmart	1.26	(0.29)	2.59	0.43

Weighted-average common shares outstanding:
Basic	2,853	2,946	2,861	2,948
Diluted	2,869	2,946	2,878	2,963

Dividends declared per common share	$—	$—	$2.12	$2.08
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2019	2018	2019	2018
Consolidated net income (loss)	$3,680	$(727)	$7,586	$1,549
Consolidated net income attributable to noncontrolling interest	(70)	(134)	(134)	(276)
Consolidated net income (loss) attributable to Walmart	3,610	(861)	7,452	1,273

Other comprehensive income (loss), net of income taxes
Currency translation and other	(81)	(2,685)	426	(1,220)
Net investment hedges	140	193	248	261
Cash flow hedges	(158)	(155)	(289)	(232)
Minimum pension liability	4	9	5	52
Other comprehensive income (loss), net of income taxes	(95)	(2,638)	390	(1,139)
Other comprehensive (income) loss attributable to noncontrolling interest	(84)	290	(118)	127
Other comprehensive income (loss) attributable to Walmart	(179)	(2,348)	272	(1,012)

Comprehensive income (loss), net of income taxes	3,585	(3,365)	7,976	410
Comprehensive (income) loss attributable to noncontrolling interest	(154)	156	(252)	(149)
Comprehensive income (loss) attributable to Walmart	$3,431	$(3,209)	$7,724	$261
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,283	$7,722	$15,840
Receivables, net	5,382	6,283	5,002
Inventories	44,134	44,269	41,985
Prepaid expenses and other	2,572	3,623	3,543
Total current assets	61,371	61,897	66,370

Property and equipment, net	104,674	104,317	104,019
Operating lease right-of-use assets, net	17,239	—	—
Finance lease right-of-use assets, net	3,949	—	—
Property under capital lease and financing obligations, net	—	7,078	6,998
Goodwill	31,454	31,181	17,840
Other long-term assets	16,174	14,822	10,835
Total assets	$234,861	$219,295	$206,062

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$3,681	$5,225	$444
Accounts payable	45,871	47,060	43,128
Dividends payable	3,023	—	3,057
Accrued liabilities	20,691	22,159	22,846
Accrued income taxes	387	428	424
Long-term debt due within one year	4,396	1,876	1,090
Operating lease obligations due within one year	1,795	—	—
Finance lease obligations due within one year	439	—	—
Capital lease and financing obligations due within one year	—	729	694
Total current liabilities	80,283	77,477	71,683

Long-term debt	44,404	43,520	44,958
Long-term operating lease obligations	16,079	—	—
Long-term finance lease obligations	3,915	—	—
Long-term capital lease and financing obligations	—	6,683	6,610
Deferred income taxes and other	13,049	11,981	8,999

Commitments and contingencies

Equity:
Common stock	285	288	294
Capital in excess of par value	2,880	2,965	2,710
Retained earnings	78,432	80,785	80,810
Accumulated other comprehensive loss	(11,270)	(11,542)	(12,629)
Total Walmart shareholders' equity	70,327	72,496	71,185
Noncontrolling interest	6,804	7,138	2,627
Total equity	77,131	79,634	73,812
Total liabilities and equity	$234,861	$219,295	$206,062
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	3,842	—	3,842	64	3,906
Other comprehensive income (loss), net of income taxes	—	—	—	—	451	451	34	485
Dividends declared ($2.12 per share)	—	—	—	(6,071)	—	(6,071)	—	(6,071)
Purchase of Company stock	(21)	(2)	(73)	(2,012)	—	(2,087)	—	(2,087)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(481)	(481)
Other	5	—	(158)	(2)	—	(160)	(16)	(176)
Balances as of April 30, 2019	2,862	$286	$2,734	$76,276	$(11,091)	$68,205	$6,705	$74,910
Consolidated net income	—	—	—	3,610	—	3,610	70	3,680
Other comprehensive income (loss), net of income taxes	—	—	—	—	(179)	(179)	84	(95)
Dividends	—	—	—	15	—	15	—	15
Purchase of Company stock	(15)	(2)	(54)	(1,499)	—	(1,555)	—	(1,555)
Dividends to noncontrolling interest	—	—	—	—	—	—	6	6
Other	—	1	200	30	—	231	(61)	170
Balances as of July 31, 2019	2,847	$285	$2,880	$78,432	$(11,270)	$70,327	$6,804	$77,131
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	2,134	—	2,134	142	2,276
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,336	1,336	163	1,499
Dividends declared ($2.08 per share)	—	—	—	(6,135)	—	(6,135)	—	(6,135)
Purchase of Company stock	(5)	(1)	(15)	(492)	—	(508)	—	(508)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(489)	(489)
Other	4	—	(76)	7	—	(69)	4	(65)
Balances as of April 30, 2018	2,951	$294	$2,557	$82,982	$(10,281)	$75,552	$2,772	$78,324
Consolidated net income	—	—	—	(861)	—	(861)	134	(727)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,348)	(2,348)	(290)	(2,638)
Dividends	—	—	—	14	—	14	—	14
Purchase of Company stock	(16)	(1)	(41)	(1,324)	—	(1,366)	—	(1,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	9	9
Other	—	1	194	(1)	—	194	2	196
Balances as of July 31, 2018	2,935	$294	$2,710	$80,810	$(12,629)	$71,185	$2,627	$73,812
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2019	2018
Cash flows from operating activities:
Consolidated net income	$7,586	$1,549
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,436	5,332
Unrealized (gains) and losses	(731)	1,939
(Gains) and losses for disposal of business operations	—	4,755
Deferred income taxes	241	(117)
Other operating activities	348	469
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	978	257
Inventories	220	441
Accounts payable	(1,242)	(1,588)
Accrued liabilities	(1,657)	(1,702)
Accrued income taxes	6	(240)
Net cash provided by operating activities	11,185	11,095

Cash flows from investing activities:
Payments for property and equipment	(4,871)	(4,282)
Proceeds from the disposal of property and equipment	128	205
Proceeds from the disposal of certain operations	833	—
Payments for business acquisitions, net of cash acquired	(56)	—
Other investing activities	142	(351)
Net cash used in investing activities	(3,824)	(4,428)

Cash flows from financing activities:
Net change in short-term borrowings	(1,564)	(4,761)
Proceeds from issuance of long-term debt	4,020	15,851
Repayments of long-term debt	(407)	(3,050)
Dividends paid	(3,036)	(3,067)
Purchase of Company stock	(3,707)	(1,844)
Dividends paid to noncontrolling interest	(259)	(171)
Other financing activities	(578)	(478)
Net cash (used in) provided by financing activities	(5,531)	2,480

Effect of exchange rates on cash, cash equivalents and restricted cash	(266)	(299)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,564	8,848
Cash, cash equivalents and restricted cash at beginning of year	7,756	7,014
Cash, cash equivalents and restricted cash at end of period	$9,320	$15,862
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of July related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Restricted Cash
Restricted cash held outside of cash and cash equivalents was $37 million and $34 million as of July 31, 2019 and January 31, 2019, respectively, and was primarily recorded in prepaid expenses and other in the Condensed Consolidated Balance Sheets. Restricted cash not classified as part of cash and cash equivalents was $22 million and approximately $0.3 billion as of July 31, 2018 and January 31, 2018, respectively, and was primarily recorded in other long-term assets in the Condensed Consolidated Balance Sheets.
Inventories
At July 31, 2019 and January 31, 2019, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
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
The adoption of this ASU and related amendments resulted in a $14.8 billion increase to total assets and a $15.1 billion increase to total liabilities in the first quarter of the fiscal year ending January 31, 2020 ("fiscal 2020"). In the first quarter of fiscal 2020, the Company recognized $16.8 billion and $17.5 billion of operating lease right-of-use assets and operating lease obligations, respectively, and removed $2.2 billion and $1.7 billion, respectively, of assets and liabilities related to financial obligations connected with the construction of leased stores. Several other asset and liability line items in the Company's Condensed Consolidated Balance Sheet were also impacted by immaterial amounts. Additionally, the adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 billion, net of tax, which primarily consisted of the recognition of impairment. The Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows were immaterially impacted. Updated accounting policies as a result of the adoption of this ASU are described below. Note 10 provides additional lease disclosures.
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
Revenue Recognition
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	July 31, 2019	January 31, 2019
Assets:
Receivables from transactions with customers, net	$2,483	$2,538

Liabilities:
Deferred gift card revenue	$1,765	$1,932

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
Note 2. Net Income or Loss Per Common Share
Basic net income (loss) per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income (loss) per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income (loss) per common share attributable to Walmart for the three and six months ended July 31, 2019 and 2018. Further, the calculation of diluted net loss per common share attributable to Walmart for the three months ended July 31, 2018 does not include the effect of stock options and other share-based awards as their inclusion would be anti-dilutive, and would reduce the net loss per common share.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income (loss) per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Numerator
Consolidated net income (loss)	$3,680	$(727)	$7,586	$1,549
Consolidated net income attributable to noncontrolling interest	(70)	(134)	(134)	(276)
Consolidated net income (loss) attributable to Walmart	$3,610	$(861)	$7,452	$1,273

Denominator
Weighted-average common shares outstanding, basic	2,853	2,946	2,861	2,948
Dilutive impact of share-based awards	16	—	17	15
Weighted-average common shares outstanding, diluted	2,869	2,946	2,878	2,963

Net income (loss) per common share attributable to Walmart
Basic	$1.27	$(0.29)	$2.60	$0.43
Diluted	1.26	(0.29)	2.59	0.43

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2019 and July 31, 2019, respectively:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2019	$(12,085)	$1,395	$(140)	$(712)	$(11,542)
Other comprehensive income (loss) before reclassifications, net(1)	496	108	(145)	(7)	452
Reclassifications to income, net(1)	(23)	—	14	8	(1)
Balances as of April 30, 2019	$(11,612)	$1,503	$(271)	$(711)	$(11,091)
Other comprehensive income (loss) before reclassifications, net(1)	(165)	140	(172)	(5)	(202)
Reclassifications to income, net(1)	—	—	14	9	23
Balances as of July 31, 2019	$(11,777)	$1,643	$(429)	$(707)	$(11,270)
(1) Income tax impact is immaterial.
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2018 and July 31, 2018, respectively:

(Amounts in millions and net of income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018, net(1) (2)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net(1)	1,302	—	68	(86)	32	1,316
Reclassifications to income, net(1)	—	—	—	9	11	20
Balances as of April 30, 2018	$(10,745)	$—	$1,191	$73	$(800)	$(10,281)
Other comprehensive income (loss) before reclassifications, net(1)	(2,395)	—	193	(171)	(3)	(2,376)
Reclassifications to income, net(1)	—	—	—	16	12	28
Balances as of July 31, 2018	$(13,140)	$—	$1,384	$(82)	$(791)	$(12,629)
(1) Income tax impact is immaterial.
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
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S., committed with 22 financial institutions, used to support its commercial paper program. In May 2019, the Company renewed and extended its existing five year credit facility of $5 billion and its 364-day revolving credit facility of $10 billion. In total, the Company has committed lines of credit in the U.S. of $15 billion at July 31, 2019 and January 31, 2019, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	4,020	4,020
Repayments of long-term debt	(407)	—	(407)
Reclassifications of long-term debt	2,932	(2,932)	—
Other	(5)	(204)	(209)
Balances as of July 31, 2019	$4,396	$44,404	$48,800

Debt Issuances
Information on long-term debt issued during the six months ended July 31, 2019:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
April 23, 2019	1,500 USD	July 8, 2024	Fixed	2.850%	$1,493
April 23, 2019	1,250 USD	July 8, 2026	Fixed	3.050%	1,242
April 23, 2019	1,250 USD	July 8, 2029	Fixed	3.250%	1,243
Various	42 USD	Various	Various	Various	42
Total					$4,020

These issuances, which are used for general corporate purposes, are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
Maturities
The following table provides details of debt repayments during the six months ended July 31, 2019:

(Amounts in millions)
Maturity Date	Original Amount	Fixed vs. Floating	Interest Rate	Repayment
February 1, 2019	500 USD	Fixed	4.125%	$364
Various	43 USD	Various	Various	43
Total repayment of matured debt				$407

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

Information for the fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Fair Value as of July 31, 2019	Fair Value as of January 31, 2019
Investment in JD measured using Level 1 inputs	$2,155	$1,791
Investment in JD measured using Level 2 inputs	2,159	1,792
Total	$4,314	$3,583
The changes in fair value for the Company's investment in JD is included in other gains and losses in the Company's Condensed Consolidated Statements of Income.
The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest yield and foreign currency forward curves. As of July 31, 2019 and January 31, 2019, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2019		January 31, 2019
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$30	$4,000	$(78)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	2,250	473	2,250	334
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,004	(617)	4,173	(272)
Total	$10,254	$(114)	$10,423	$(16)

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, fair value measurements on a nonrecurring basis are required as a result of a qualitative assessment of the Company's assets indicating a potential impairment or due to a business acquisition. Impairment charges to assets measured at fair value on a nonrecurring basis during the six months ended July 31, 2019 were immaterial.
As discussed in Note 8, the Company met the criteria to recognize Walmart Brazil as held for sale in the second quarter of fiscal 2019. Prior to meeting the held for sale criteria, the carrying values of the long-lived assets were concluded to be recoverable based upon cash flows expected to be generated over the assets' useful lives. When the sale of Walmart Brazil became probable, the Company reclassified the related assets and liabilities to held for sale and measured the disposal group at fair value, less costs to sell. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. These assets were fully impaired during the second quarter of fiscal 2019 as the carrying value of the disposal group exceeded the fair value, less costs to sell. This impairment charge was included in the $4.8 billion loss recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income as part of the Walmart International segment for the three and six months ended July 31, 2018.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2019 and January 31, 2019, are as follows:

	July 31, 2019		January 31, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$48,800	$55,680	$45,396	$49,570

Note 6. Derivative Financial Instruments
In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $216 million and $220 million at July 31, 2019 and January 31, 2019, respectively. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at July 31, 2019 or January 31, 2019.

At July 31, 2019 and January 31, 2019, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at July 31, 2019 and January 31, 2019, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2019			January 31, 2019
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$33	$473	$—	$—	$334	$78

Derivative liabilities:
Deferred income taxes and other	3	—	617	78	—	350

Nonderivative hedging instruments
Long-term debt	—	3,707	—	—	3,863	—

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
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition, results of operations or cash flows.
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
In March 2015, Asda asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal's procedural rule for including multiple claimants on the same claim form. Ultimately, the Court of Appeals declined to strike out any claims relying on the Employment Tribunal’s finding that claimants had not deliberately disregarded the Tribunal’s procedural rule.
As to the initial phase of the Equal Value claims, in October 2016 following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. In August 2017, the Employment Appeal Tribunal affirmed the Employment Tribunal's ruling and also granted permission for Asda to appeal substantially all of its findings. Asda sought permission to appeal the remainder of the Employment Appeal Tribunal's findings to the Court of Appeals and a hearing before the Court of Appeals on the comparability findings was held in October 2018. The Court of Appeals upheld the Employment Tribunal’s findings. The Supreme Court granted Asda's application to appeal the Court of Appeals decision on July 31, 2019.
Claimants are proceeding in the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in Asda's warehouse and distribution facilities.

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
FCPA Investigation and Related Matters
As previously disclosed, the Company was under investigation by the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC") regarding possible violations of the U.S. Foreign Corrupt Practices Act (the "FCPA"). Throughout the investigative process, the Company cooperated with the DOJ and the SEC, and on June 20, 2019, the Company announced the resolution of the investigations with the DOJ and the SEC and paid $283 million in June 2019 consisting of a combination of penalties, disgorgement and interest as further described below (the "Settlement Amount"). The Company previously recorded the Settlement Amount in the Company's fiscal 2018 consolidated financial statements in anticipated settlement of these matters.
The resolution of the investigations with the DOJ and SEC included:

1.
A non-prosecution agreement (the "NPA") between the DOJ and the Company for a three-year term. Pursuant to the NPA, the Company paid a $138 million penalty and agreed to maintain the Company's anti-corruption compliance program for three years, certain reporting obligations for three years, and a limited monitorship with a third party for two years regarding the Company's anti-corruption compliance program, with the possibility of a third year pending the results of the monitorship during the initial two-year period. The DOJ agreed that it will not prosecute the Company for any conduct described in the NPA provided that the Company performs its obligations under the NPA for the three-year term.

2.
A plea agreement (the "Plea Agreement") entered into for a three-year term by the DOJ and WMT Brasilia S.a.r.l., an indirect wholly-owned foreign subsidiary of the Company ("WMT Brasilia") that previously owned a majority stake of the Company's Brazilian business. Through the Plea Agreement, entered in the United States District Court for the Eastern District of Virginia, WMT Brasilia pled guilty to one count of causing a books and records violation of the FCPA. The Company on behalf of WMT Brasilia was assessed a $4 million penalty, including forfeiture, that was deducted from the amount paid by the Company under the NPA.

3.
A Cease-and-Desist Order entered into by the SEC in a civil administrative proceeding (the "SEC Order"), the entry of which the Company consented to with respect to certain violations of the books and records and internal controls provisions of the FCPA. The Company paid $145 million in disgorgement and interest, and agreed to make certain reports to the SEC on its anti-corruption compliance and remediation efforts for two years, and cease and desist any violations of the books and records and internal controls provisions of the FCPA.

On June 20, 2019, the Company also entered into an Administrative Agreement with the U.S. Environmental Protection Agency (the "EPA") for a three-year term, which replaces the interim administrative agreement between the Company and the EPA dated May 28, 2013. The May 28, 2013 agreement arose as part of a settlement by the Company regarding certain hazardous waste materials matters with several governmental authorities. The new EPA agreement, among other things, resolved any debarment or suspension as to participation in federal government programs by the Company due to the NPA, the Plea Agreement, and the SEC Order, provided that the Company fulfills the terms and conditions of the new EPA agreement, which requires reporting by the Company to the EPA periodically during the three-year term, and requires a new, limited two-year monitorship. The monitor referenced above that has been engaged by the Company under the NPA will also monitor compliance with the new EPA agreement. If the DOJ monitorship is extended as referenced above, the EPA monitorship may also be extended for an additional year.

In addition, the Company expects to incur costs in implementing the settlement and may incur costs in responding to any new civil or regulatory actions. The Company does not presently believe that these matters will have a material adverse effect on its business, financial position, results of operations, or cash flows.

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
Flipkart Private Limited ("Flipkart")
In August 2018, the Company acquired 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart, an Indian-based eCommerce marketplace, for cash consideration of approximately $16 billion. The acquisition increased the Company's investment in India, a large, growing economy. The Company has finalized the valuation of assets acquired and liabilities assumed for the Flipkart acquisition as follows:

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

•	Liabilities of $3.7 billion, which comprise primarily of $1.8 billion of current liabilities and $1.7 billion of deferred income taxes; and

•	Noncontrolling interest of $4.3 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2019	2018	2019	2018
Net sales:
Walmart U.S.	$85,200	$82,815	$165,544	$160,563
Walmart International	29,139	29,454	57,914	59,714
Sam's Club	15,049	14,790	28,879	28,412
Net sales	$129,388	$127,059	$252,337	$248,689

Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2019	2018	2019	2018
Operating income (loss):
Walmart U.S.	$4,659	$4,479	$8,801	$8,406
Walmart International	893	1,269	1,631	2,534
Sam's Club	480	402	931	727
Corporate and support	(449)	(400)	(835)	(763)
Operating income	5,583	5,750	10,528	10,904
Interest, net	585	503	1,210	990
Other (gains) and losses	85	4,849	(752)	6,694
Income before income taxes	$4,913	$398	$10,070	$3,220

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2019	2018	2019	2018
Grocery	$47,687	$45,991	$93,091	$89,851
General merchandise	27,466	27,305	52,073	51,479
Health and wellness	9,238	8,837	18,756	17,965
Other categories	809	682	1,624	1,268
Total	$85,200	$82,815	$165,544	$160,563

Of Walmart U.S.'s total net sales, approximately $4.8 billion and $3.5 billion related to eCommerce for the three months ended July 31, 2019 and 2018, respectively. Approximately $9.0 billion and $6.6 billion related to eCommerce for the six months ended July 31, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2019	2018	2019	2018
Mexico and Central America	$8,014	$7,510	$15,852	$15,194
United Kingdom	7,316	7,650	14,393	15,165
Canada	4,635	4,703	8,758	8,957
China	2,428	2,480	5,491	5,685
Other	6,746	7,111	13,420	14,713
Total	$29,139	$29,454	$57,914	$59,714

Of International's total net sales, approximately $2.6 billion and $1.0 billion related to eCommerce for the three months ended July 31, 2019 and 2018, respectively. Approximately $5.1 billion and $1.9 billion related to eCommerce for the six months ended July 31, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam’s Club net sales by merchandise category	2019	2018	2019	2018
Grocery and consumables	$9,000	$8,585	$17,374	$16,597
Fuel, tobacco and other categories	3,039	3,261	5,816	6,180
Home and apparel	1,445	1,398	2,623	2,600
Health and wellness	842	789	1,668	1,590
Technology, office and entertainment	723	757	1,398	1,445
Total	$15,049	$14,790	$28,879	$28,412

Of Sam's Club's total net sales, approximately $0.9 billion and $0.7 billion related to eCommerce for the three months ended July 31, 2019 and 2018, respectively. Approximately $1.6 billion and $1.2 billion related to eCommerce for the six months ended July 31, 2019 and 2018, respectively.
Note 10. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally.
The Company's lease cost consists of the following:

(Amounts in millions)	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$661	$1,297
Finance lease cost
Amortization of right-of-use assets	116	227
Interest on lease obligations	75	152
Variable lease cost	168	335

Other lease information is as follows:

(Dollar amounts in millions)	Six Months Ended July 31, 2019
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$1,294
Operating cash flows from finance leases	132
Financing cash flows from finance leases	245
Assets obtained in exchange for operating lease obligations	1,119
Assets obtained in exchange for finance lease obligations	319
Weighted-average remaining lease term - operating leases	15.7 years
Weighted-average remaining lease term - finance leases	14.7 years
Weighted-average discount rate - operating leases	5.3%
Weighted-average discount rate - finance leases	9.2%

The aggregate annual lease obligations at July 31, 2019 are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$1,237	$356
2021	2,462	707
2022	2,230	653
2023	2,008	536
2024	1,820	470
Thereafter	16,319	5,676
Total undiscounted lease obligations	26,076	8,398
Less imputed interest	(8,202)	(4,044)
Net lease obligations	$17,874	$4,354

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
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2020 ("fiscal 2020") and the fiscal year ended January 31, 2019 ("fiscal 2019"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2019, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2019, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2019 incorporated by reference.
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
Beginning with the first quarter of the current fiscal year, we updated our definition of what was previously referred to as traffic (a component, along with ticket, of comparable sales). Traffic is now referred to as "transactions" and measures a percentage change in the number of sales transactions in our comparable stores, as well as for comparable eCommerce activity.
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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2019, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	2.9%	4.7%	0.0%	0.2%	3.1%	3.5%	0.0%	0.1%
Sam's Club	1.7%	7.6%	0.6%	2.6%	1.6%	6.5%	0.8%	2.1%
Total U.S.	2.7%	5.1%	0.0%	0.5%	2.8%	4.0%	0.0%	0.5%
Comparable sales in the U.S., including fuel, increased 2.7% and 2.8% for the three and six months ended July 31, 2019, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 2.9% and 3.1% for the three and six months ended July 31, 2019, respectively, driven by growth in ticket and transactions. Walmart U.S. segment's eCommerce sales positively contributed approximately 1.4% to comparable sales for each of the three and six months ended July 31, 2019. Comparable sales at the Sam's Club segment were 1.7% and 1.6% for the three and six months ended July 31, 2019, respectively. The Sam's Club segment's comparable sales benefited from increased transactions and higher fuel sales, which were partially offset by lower ticket. The Sam's Club segment's eCommerce sales positively contributed approximately 1.6% and 1.4% to comparable sales, respectively, for the three and six months ended July 31, 2019. The increase in comparable sales at the Sam's Club segment was partially offset by reduced tobacco sales due to our decision to remove tobacco from certain locations.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2019	2018	2019	2018
Net sales	$129,388	$127,059	$252,337	$248,689
Percentage change from comparable period	1.8%	4.2%	1.5%	4.3%
Operating, selling, general and administrative expenses	$26,871	$26,707	$52,817	$52,536
Percentage change from comparable period	0.6%	3.3%	0.5%	4.1%
Operating, selling, general and administrative expenses as a percentage of net sales	20.8%	21.0%	20.9%	21.1%
For the three and six months ended July 31, 2019 we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 25 and 20 basis points when compared to the same period in the previous fiscal year, respectively. The primary drivers of the expense leverage for the three and six months ended July 31, 2019 were strong sales performance in conjunction with productivity improvements in our Walmart U.S. segment. Our International and Sam's Club segments also leveraged expenses when compared to the same periods in the previous fiscal year.
Strategic Capital Allocation
We are allocating more capital to eCommerce, technology and supply chain as well as store remodels and less to new store and club openings, when compared to prior years. This allocation aligns with our initiatives of improving our customer proposition in stores and clubs and integrating digital and physical shopping and is consistent with the capital expenditure detail provided in the following table:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2019	2018
eCommerce, technology, supply chain and other	$2,327	$1,972
Store remodels	1,310	1,117
New stores and clubs, including expansions and relocations	41	182
Total U.S.	3,678	3,271
Walmart International	1,193	1,011
Total capital expenditures	$4,871	$4,282

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.0% and 2.9% for the trailing twelve months ended July 31, 2019 and 2018, respectively. The increase in ROA was primarily due to the increase in consolidated net income over the trailing twelve months, primarily resulting from lapping the $4.5 billion net loss in fiscal 2019 related to the sale of the majority stake in Walmart Brazil and the restructuring and impairment charges in the fourth quarter of fiscal 2018. ROI was 14.3% and 13.8% for the trailing twelve months ended July 31, 2019 and 2018, respectively. The increase in ROI was due to the increase in operating income over the trailing twelve months primarily as a result of lapping the restructuring and impairment charges in the fourth quarter of fiscal 2018. The denominator remained relatively flat as the $11.6 billion increase in average total assets due to the Flipkart Acquisition was offset by the decrease in average invested capital resulting from the removal of the eight times rent factor upon adoption of ASU 2016-02, Leases ("ASU 2016-02") since operating lease right of use assets are now included in total assets.

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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2019	2018
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,216	$5,816
Denominator
Average total assets(1)	$220,462	$203,814
Return on assets (ROA)	6.0%	2.9%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,581	$20,135
+ Interest income	227	173
+ Depreciation and amortization	10,782	10,692
+ Rent	2,809	3,064
= Adjusted operating income	$35,399	$34,064

Denominator
Average total assets(1),(2)	$227,557	$203,814
+ Average accumulated depreciation and amortization(1), (2)	86,003	82,413
- Average accounts payable(1)	44,500	42,759
- Average accrued liabilities(1)	21,769	21,266
+ Rent x 8	N/A	24,512
= Average invested capital	$247,291	$246,714
Return on investment (ROI)	14.3%	13.8%

	As of July 31,
	2019	2018	2017
Certain Balance Sheet Data
Total assets	$234,861	$206,062	$201,566
Leased assets, net	21,188	6,998	NP
Total assets without leased assets, net	213,673	199,064	NP
Accumulated depreciation and amortization	89,813	84,052	80,773
Accumulated amortization on leased assets	3,686	5,547	NP
Accumulated depreciation and amortization, without leased assets	86,127	78,505	NP
Accounts payable	45,871	43,128	42,389
Accrued liabilities	20,691	22,846	19,686

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02.
(2) For the twelve months ended July 31, 2019, as a result of adopting ASU 2016-02, average total assets is based on the average of total assets without leased assets, net plus leased assets, net as of July 31, 2019. Average accumulated depreciation and amortization is based on the average of accumulated depreciation and amortization, without leased assets plus accumulated amortization on leased assets as of July 31, 2019.
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $11.2 billion for the six months ended July 31, 2019, which was relatively flat when compared to $11.1 billion for the six months ended July 31, 2018. We generated free cash flow of $6.3 billion for the six months ended July 31, 2019, which declined when compared to $6.8 billion for the three months ended July 31, 2018 primarily due to $0.6 billion in increased capital expenditures.
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

	Six Months Ended July 31,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$11,185	$11,095
Payments for property and equipment	(4,871)	(4,282)
Free cash flow	$6,314	$6,813

Net cash used in investing activities(1)	$(3,824)	$(4,428)
Net cash (used in) provided by financing activities	(5,531)	2,480
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Total revenues	$130,377	$128,028	$254,302	$250,718
Percentage change from comparable period	1.8%	3.8%	1.4%	4.1%
Net sales	$129,388	$127,059	$252,337	$248,689
Percentage change from comparable period	1.8%	4.2%	1.5%	4.3%
Total U.S. calendar comparable sales increase	2.7%	5.1%	2.8%	4.0%
Gross profit margin as a percentage of net sales	24.3%	24.8%	24.3%	24.7%
Operating income	$5,583	$5,750	$10,528	$10,904
Operating income as a percentage of net sales	4.3%	4.5%	4.2%	4.4%
Other (gains) and losses	$85	$4,849	$(752)	$6,694
Consolidated net income (loss)	$3,680	$(727)	$7,586	$1,549
Unit counts at period end	11,389	11,735	11,389	11,735
Retail square feet at period end	1,127	1,155	1,127	1,155
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $2.3 billion or 1.8% and $3.6 billion or 1.4% for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. These increases in revenues were due to increases in net sales, which were primarily due to overall positive comparable sales for the Walmart U.S. and Sam's Club segments and the addition of Flipkart's net sales, which we acquired in August 2018. These increases were partially offset by our sale of the majority stake in Walmart Brazil in August 2018 and a $1.3 billion and $3.2 billion negative impact of fluctuations in currency exchange rates for the three and six months ended July 31, 2019, respectively.
Our gross profit as a percentage of net sales ("gross profit rate") decreased 23 and 31 basis points for the three and six months ended July 31, 2019, when compared to the same periods in the previous fiscal year. These decreases were primarily due to the addition of Flipkart and price investment in the Walmart U.S. and Walmart International segments, partially offset by favorable merchandise mix including strength in private brands and less pressure from transportation costs in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 25 and 20 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The primary drivers of the expense leverage for the three and six months ended July 31, 2019 were strong sales performance in conjunction with productivity improvements in our Walmart U.S. segment. Our International and Sam's Club segments also leveraged expenses when compared to the same periods in the previous fiscal year.
Other gains and losses consisted of a loss of $85 million and $4.8 billion for the three months ended July 31, 2019 and July 31, 2018, respectively, consisted of a gain of $752 million and a loss of $6.7 billion for the six months ended July 31, 2019 and July 31, 2018, respectively. The changes in other gains and losses when compared to the same periods in the previous fiscal year were primarily due to the inclusion of a $4.8 billion pre-tax loss recorded related to the sale of a majority stake in Walmart Brazil and the recognition of changes in fair value of our investment in JD.com.
Our effective income tax rate was 25.1% and 24.7% for the three and six months ended July 31, 2019, respectively, compared to 283% and 52% for the same periods in the previous fiscal year. The decrease in our effective tax rate is primarily due to the loss related to the sale of a majority stake in Walmart Brazil which increased the effective tax rate 227% and 28% for the three and six months ended July 31, 2018, respectively, as it provided minimal realizable tax benefit. Additionally, for the three months ended July 31, 2018, the adjustment in the provisional amount recorded related to the Tax Cuts and Jobs Act of 2017 increased the effective tax rate by 31%. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be higher than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $4.4 billion and $6.0 billion for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.26 and $2.59 for the three and six months ended July 31, 2019, respectively, which represents an increase of $1.55 and $2.16 when compared to the same periods, respectively, in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Net sales	$85,200	$82,815	$165,544	$160,563
Percentage change from comparable period	2.9%	5.2%	3.1%	4.1%
Calendar comparable sales increase	2.9%	4.7%	3.1%	3.5%
Operating income	$4,659	$4,479	$8,801	$8,406
Operating income as a percentage of net sales	5.5%	5.4%	5.3%	5.2%
Unit counts at period end	4,759	4,761	4,759	4,761
Retail square feet at period end	704	705	704	705
Net sales for the Walmart U.S. segment increased $2.4 billion or 2.9% and $5.0 billion or 3.1% for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 2.9% and 3.1% for the three and six months ended July 31, 2019, respectively, driven by growth in ticket and transactions. Walmart U.S. eCommerce sales positively contributed approximately 1.4% to comparable sales during the three and six months ended July 31, 2019 and were primarily driven by online grocery and Walmart.com.
Gross profit rate decreased 22 and 9 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily the result of continued price investments, seasonal markdowns related to cooler weather during the second quarter and the growing mix of eCommerce. These decreases were partially offset by better merchandise mix including strength in private brands and less pressure from transportation costs.
Operating expenses as a percentage of net sales decreased 29 and 19 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales and productivity improvements, partially offset by the continued growth of eCommerce in the segment.
As a result of the factors discussed above, operating income increased $0.2 billion and $0.4 billion for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Net sales	$29,139	$29,454	$57,914	$59,714
Percentage change from comparable period	(1.1)%	4.0%	(3.0)%	7.7%
Operating income	$893	$1,269	$1,631	$2,534
Operating income as a percentage of net sales	3.1%	4.3%	2.8%	4.2%
Unit counts at period end	6,031	6,377	6,031	6,377
Retail square feet at period end	343	370	343	370
Net sales for the Walmart International segment decreased $0.3 billion or 1.1% and $1.8 billion or 3.0% for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. These decreases were driven by negative fluctuations in currency exchange rates of $1.3 billion and $3.1 billion for the three and six months ended July 31, 2019, respectively. These decreases were also driven by a reduction in net sales due to our sale of the majority stake in Walmart Brazil in August 2018, partially offset by the addition of net sales from Flipkart, which we acquired in August 2018, and positive comparable sales growth in the majority of our markets.
Gross profit rate decreased 157 and 164 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The decreases in gross profit rate for the three and six months ended July 31, 2019, were primarily due to the addition of Flipkart, as well as a change in merchandise mix and strategic price investments in certain markets.
Operating expenses as a percentage of net sales decreased 36 and 32 basis points for the three and six months ended July 31, 2019, respectively. The decreases for the three and six months ended July 31, 2019, were primarily due to positive comp sales in the majority of our markets and cost discipline across multiple markets.
As a result of the factors discussed above, operating income decreased $0.4 billion and $0.9 billion for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Including Fuel
Net sales	$15,049	$14,790	$28,879	$28,412
Percentage change from comparable period	1.8%	(0.6)%	1.6%	(1.6)%
Calendar comparable sales increase	1.7%	7.6%	1.6%	6.5%
Operating income	$480	$402	$931	$727
Operating income as a percentage of net sales	3.2%	2.7%	3.2%	2.6%
Unit counts at period end	599	597	599	597
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$13,451	$13,293	$25,904	$25,673
Percentage change from comparable period	1.2%	(3.1)%	0.9%	(3.6)%
Operating income	$424	$369	$867	$682
Operating income as a percentage of net sales	3.2%	2.8%	3.3%	2.7%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.3 billion or 1.8% and $0.5 billion or 1.6% for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 1.7% and 1.6% for the three and six months ended July 31, 2019, respectively. Sam's Club eCommerce sales positively contributed approximately 1.6% and 1.4% to comparable sales for the three and six months ended July 31, 2019, respectively. These increases were partially offset by a reduction in tobacco sales due to our decision to remove tobacco from certain locations.
Gross profit rate increased 11 and 28 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. For the three months ended July 31, 2019, the gross profit rate increased from a reduction in the sale of tobacco, which has lower margins, higher co-branded credit card income, and higher margins on fuel. These benefits were partially offset by price investments. For the six months ended July 31, 2019, the gross profit rate increased from a reduction in the sale of tobacco and higher co-branded credit card income, partially offset by increased eCommerce fulfillment and shipping costs and price investments.
Membership and other income increased 8.4% and 6.6% for the three and six months ended July 31, 2019, respectively when compared to the same periods in the previous fiscal year. The increase was primarily due to gains recognized on asset sales and increases in total members, which benefited from higher overall renewal rates, including those for Plus members.
Operating expenses as a percentage of segment net sales decreased 21 and 27 basis points for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year. These decreases were primarily the result of lower labor-related costs, partially offset by a reduction in the sale of tobacco. Additionally, for the six months ended July 31, 2019, operating expense as a percentage of net sales benefited by a charge of approximately $50 million related to lease exit costs in the prior comparable period.
As a result of the factors discussed above, operating income increased $78 million and $204 million for the three and six months ended July 31, 2019, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$11,185	$11,095
We had net cash provided by operating activities of $11.2 billion for the six months ended July 31, 2019, which was relatively flat when compared to $11.1 billion for the six months ended July 31, 2018.
Cash Equivalents and Working Capital
Cash and cash equivalents were $9.3 billion and $15.8 billion at July 31, 2019 and 2018, respectively. Our working capital deficit was $18.9 billion and $5.3 billion at July 31, 2019 and 2018, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases. The working capital reductions at July 31, 2019 compared to July 31, 2018 were primarily due to the cash increase in the prior fiscal year that resulted from the debt issuance to fund a portion of the Flipkart purchase price as well as other general corporate purposes (the "Fiscal 2019 Debt Offering"). The reduction was supplemented by an increase in long-term debt due within one year. These working capital reductions were partially offset by a higher inventory level in the Walmart U.S. segment.
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
As of July 31, 2019 and January 31, 2019, cash and cash equivalents of $2.5 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.5 billion at July 31, 2019, approximately $1.1 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2019	2018
Net cash used in investing activities	$(3,824)	$(4,428)
Net cash used in investing activities was $3.8 billion and $4.4 billion for the six months ended July 31, 2019 and 2018, respectively. Net cash used in investing activities decreased $0.6 billion for the six months ended July 31, 2019, primarily as a result of net proceeds received from the sale of our banking operations in Walmart Canada.

Net Cash Used in or Provided by Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2019	2018
Net cash (used in) provided by financing activities	$(5,531)	$2,480
Net cash used in or provided by financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $5.5 billion for the six months ended July 31, 2019, and net cash provided by financing activities was $2.5 billion for the six months ended July 31, 2018. The change in net cash used in financing activities is primarily due to a reduction in proceeds received from issuance of long-term as compared to the prior year which included the Fiscal 2019 Debt Offering. This was partially offset by a reduction in payments of short-term borrowings as compared to the prior year.
Additionally, the Company has committed lines of credit in the U.S. of $15.0 billion as of July 31, 2019 and January 31, 2019, respectively, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	4,020	4,020
Repayments of long-term debt	(407)	—	(407)
Reclassifications of long-term debt	2,932	(2,932)	—
Other	(5)	(204)	(209)
Balances as of July 31, 2019	$4,396	$44,404	$48,800
Our total outstanding long-term debt balance increased $3.4 billion for the six months ended July 31, 2019, primarily due to the net proceeds from issuance of long-term debt in April 2019 to fund general business operations.
Dividends
On February 19, 2019, the Board of Directors approved the fiscal 2020 annual dividend of $2.12 per share, an increase over the fiscal 2019 annual dividend of $2.08 per share. For fiscal 2020, the annual dividend were or will be paid in four quarterly installments of $0.53 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2019	April 1, 2019
May 10, 2019	June 3, 2019
August 9, 2019	September 3, 2019
December 6, 2019	January 2, 2020
The dividend installments payable on April 1, 2019, June 3, 2019 and September 3, 2019 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three and six months ended July 31, 2019, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2019, authorization for $7.7 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2019	2018
Total number of shares repurchased	36.6	20.8
Average price paid per share	$101.26	$88.81
Total amount paid for share repurchases	$3,707	$1,844
Share repurchases increased $1.9 billion for the six months ended July 31, 2019, when compared to the same period in the previous fiscal year, due to the prior fiscal year suspension of repurchases in anticipation of the announcement to acquire Flipkart.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At July 31, 2019, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," the resolution of our existing FCPA investigation and related matters including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against ASDA including certain risks arising therefrom. Further, in that Note 7, we also discuss, under the sub-caption "National Prescription Opiate Litigation and Related Matters," the National Prescription Opiate Litigation and related matters including certain risks arising therefrom. We also discuss various legal proceedings related to the ASDA Equal Value Claims, and National Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Proceedings." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at July 31, 2019 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2019. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, as filed with the SEC on March 28, 2019, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 1,500 cases as of August 29, 2019; over 30 cases are in the process of being transferred to the MDL or have remand motions pending; and there are over 100 additional state cases pending as of August 29, 2019. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-Q.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. The Company is supplementing those risk factors by updating the risk factor below. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

Natural disasters, changes in climate, geo-political events and catastrophic events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons, weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, severe changes in climate, geo-political events and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations (two of which recently occurred in our stores), in countries in which we operate or in which our suppliers are located, could have a negative impact on consumer spending and could adversely affect our operations and financial performance.
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations) and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and disruption in our communications with our stores.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2019, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2019, authorization for $7.7 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2019, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2019	6,646,996	$101.34	6,646,996	$8.5
June 1 - 30, 2019	4,423,548	107.80	4,423,548	8.0
July 1 - 31, 2019	3,582,528	112.71	3,582,528	7.7
Total	14,653,072		14,653,072
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

Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2019, regarding management's determinations regarding the materiality of the impact of, certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; statements in Note 7 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing ASDA Equal Value Claims and the National Opiate Litigation and related matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 8 to the anticipated impact to the operations of the Company and its Walmart International segment of the Walmart Brazil and Flipkart transactions;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2020; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the ongoing share repurchase program; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Risks, Factors and Uncertainties Regarding our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	customer transaction and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;
Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded, relocated or remodeled units;

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

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	the timing of federal income tax refunds;

•	natural disasters, changes in climate, geo-political events and catastrophic events; and

•	changes in generally accepted accounting principles in the United States.
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
Amended and Restated Bylaws of the Company dated July 23, 2019 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K that the Company filed on July 26, 2019 (File No. 001-06991)

Exhibit 10.1*	Form of Walmart Inc. Restricted Stock Award Notification of Award and Terms and Conditions of Award (Suresh Kumar) dated July 9, 2019

Exhibit 10.2*	Form of Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Suresh Kumar on July 9, 2019

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Prescription Opiate Litigation Cases

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

September 6, 2019	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

September 6, 2019	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

September 6, 2019	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)