Form 10-Q
period 2019-10-31
Walmart Inc.
filed 2019-12-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,837,174,936 shares of common stock outstanding as of December 2, 2019.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Revenues:
Net sales	$126,981	$123,897	$379,318	$372,586
Membership and other income	1,010	997	2,975	3,026
Total revenues	127,991	124,894	382,293	375,612
Costs and expenses:
Cost of sales	95,900	93,116	286,857	280,394
Operating, selling, general and administrative expenses	27,373	26,792	80,190	79,328
Operating income	4,718	4,986	15,246	15,890
Interest:
Debt	547	501	1,693	1,398
Finance, capital lease and financing obligations	86	92	254	279
Interest income	(44)	(59)	(148)	(153)
Interest, net	589	534	1,799	1,524
Other (gains) and losses	(244)	1,876	(996)	8,570
Income before income taxes	4,373	2,576	14,443	5,796
Provision for income taxes	1,052	759	3,536	2,430
Consolidated net income	3,321	1,817	10,907	3,366
Consolidated net income attributable to noncontrolling interest	(33)	(107)	(167)	(383)
Consolidated net income attributable to Walmart	$3,288	$1,710	$10,740	$2,983

Net income per common share:
Basic net income per common share attributable to Walmart	$1.16	$0.58	$3.76	$1.01
Diluted net income per common share attributable to Walmart	1.15	0.58	3.74	1.01

Weighted-average common shares outstanding:
Basic	2,843	2,924	2,855	2,940
Diluted	2,861	2,941	2,872	2,956

Dividends declared per common share	$—	$—	$2.12	$2.08
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2019	2018	2019	2018
Consolidated net income	$3,321	$1,817	$10,907	$3,366
Consolidated net income attributable to noncontrolling interest	(33)	(107)	(167)	(383)
Consolidated net income attributable to Walmart	3,288	1,710	10,740	2,983

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,188)	1,020	(762)	(200)
Net investment hedges	(113)	114	135	375
Cash flow hedges	(12)	(109)	(301)	(341)
Minimum pension liability	8	12	13	64
Other comprehensive income (loss), net of income taxes	(1,305)	1,037	(915)	(102)
Other comprehensive (income) loss attributable to noncontrolling interest	193	123	75	250
Other comprehensive income (loss) attributable to Walmart	(1,112)	1,160	(840)	148

Comprehensive income, net of income taxes	2,016	2,854	9,992	3,264
Comprehensive (income) loss attributable to noncontrolling interest	160	16	(92)	(133)
Comprehensive income attributable to Walmart	$2,176	$2,870	$9,900	$3,131
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,606	$7,722	$9,174
Receivables, net	5,612	6,283	5,785
Inventories	51,546	44,269	50,380
Prepaid expenses and other	2,148	3,623	4,107
Total current assets	67,912	61,897	69,446

Property and equipment, net	104,326	104,317	104,358
Operating lease right-of-use assets, net	16,944	—	—
Finance lease right-of-use assets, net	4,155	—	—
Property under capital lease and financing obligations, net	—	7,078	6,991
Goodwill	30,716	31,181	31,044
Other long-term assets	15,777	14,822	14,744
Total assets	$239,830	$219,295	$226,583

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,926	$5,225	$7,795
Accounts payable	49,750	47,060	49,729
Dividends payable	1,507	—	1,516
Accrued liabilities	20,973	22,159	22,795
Accrued income taxes	327	428	616
Long-term debt due within one year	4,093	1,876	2,591
Operating lease obligations due within one year	1,740	—	—
Finance lease obligations due within one year	468	—	—
Capital lease and financing obligations due within one year	—	729	709
Total current liabilities	83,784	77,477	85,751

Long-term debt	44,912	43,520	43,275
Long-term operating lease obligations	15,741	—	—
Long-term finance lease obligations	4,068	—	—
Long-term capital lease and financing obligations	—	6,683	6,621
Deferred income taxes and other	13,018	11,981	11,467

Commitments and contingencies

Equity:
Common stock	284	288	291
Capital in excess of par value	3,091	2,965	2,887
Retained earnings	80,656	80,785	80,287
Accumulated other comprehensive loss	(12,382)	(11,542)	(11,469)
Total Walmart shareholders' equity	71,649	72,496	71,996
Noncontrolling interest	6,658	7,138	7,473
Total equity	78,307	79,634	79,469
Total liabilities and equity	$239,830	$219,295	$226,583
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	3,842	—	3,842	64	3,906
Other comprehensive income, net of income taxes	—	—	—	—	451	451	34	485
Dividends declared ($2.12 per share)	—	—	—	(6,071)	—	(6,071)	—	(6,071)
Purchase of Company stock	(21)	(2)	(73)	(2,012)	—	(2,087)	—	(2,087)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(481)	(481)
Other	5	—	(158)	(2)	—	(160)	(16)	(176)
Balances as of April 30, 2019	2,862	$286	$2,734	$76,276	$(11,091)	$68,205	$6,705	$74,910
Consolidated net income	—	—	—	3,610	—	3,610	70	3,680
Other comprehensive income (loss), net of income taxes	—	—	—	—	(179)	(179)	84	(95)
Dividends	—	—	—	15	—	15	—	15
Purchase of Company stock	(15)	(2)	(54)	(1,499)	—	(1,555)	—	(1,555)
Dividends to noncontrolling interest	—	—	—	—	—	—	6	6
Other	—	1	200	30	—	231	(61)	170
Balances as of July 31, 2019	2,847	$285	$2,880	$78,432	$(11,270)	$70,327	$6,804	$77,131
Consolidated net income	—	—	—	3,288	—	3,288	33	3,321
Other comprehensive loss, net of income taxes	—	—	—	—	(1,112)	(1,112)	(193)	(1,305)
Dividends	—	—	—	5	—	5	—	5
Purchase of Company stock	(10)	(1)	(39)	(1,068)	—	(1,108)	—	(1,108)
Dividends to noncontrolling interest	—	—	—	—	—	—	3	3
Other	2	—	250	(1)	—	249	11	260
Balances as of October 31, 2019	2,839	$284	$3,091	$80,656	$(12,382)	$71,649	$6,658	$78,307
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	2,134	—	2,134	142	2,276
Other comprehensive income, net of income taxes	—	—	—	—	1,336	1,336	163	1,499
Dividends declared ($2.08 per share)	—	—	—	(6,135)	—	(6,135)	—	(6,135)
Purchase of Company stock	(5)	(1)	(15)	(492)	—	(508)	—	(508)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(489)	(489)
Other	4	—	(76)	7	—	(69)	4	(65)
Balances as of April 30, 2018	2,951	$294	$2,557	$82,982	$(10,281)	$75,552	$2,772	$78,324
Consolidated net income	—	—	—	(861)	—	(861)	134	(727)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,348)	(2,348)	(290)	(2,638)
Dividends	—	—	—	14	—	14	—	14
Purchase of Company stock	(16)	(1)	(41)	(1,324)	—	(1,366)	—	(1,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	9	9
Other	—	1	194	(1)	—	194	2	196
Balances as of July 31, 2018	2,935	$294	$2,710	$80,810	$(12,629)	$71,185	$2,627	$73,812
Consolidated net income	—	—	—	1,710	—	1,710	107	1,817
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,160	1,160	(123)	1,037
Dividends	—	—	—	14	—	14	—	14
Purchase of Company stock	(25)	(3)	(75)	(2,242)	—	(2,320)	—	(2,320)
Dividends to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Noncontrolling interest of acquired entity	—	—	—	—	—	—	4,852	4,852
Other	2	—	252	(5)	—	247	13	260
Balances as of October 31, 2018	2,912	$291	$2,887	$80,287	$(11,469)	$71,996	$7,473	$79,469
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2019	2018
Cash flows from operating activities:
Consolidated net income	$10,907	$3,366
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,159	7,947
Unrealized (gains) and losses	(911)	3,727
(Gains) and losses for disposal of business operations	(1)	4,846
Deferred income taxes	574	(346)
Other operating activities	938	735
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	661	178
Inventories	(7,558)	(7,279)
Accounts payable	2,925	4,137
Accrued liabilities	(1,107)	103
Accrued income taxes	(48)	(106)
Net cash provided by operating activities	14,539	17,308

Cash flows from investing activities:
Payments for property and equipment	(7,765)	(7,014)
Proceeds from the disposal of property and equipment	218	308
Proceeds from the disposal of certain operations	833	—
Payments for business acquisitions, net of cash acquired	(56)	(13,269)
Other investing activities	485	(579)
Net cash used in investing activities	(6,285)	(20,554)

Cash flows from financing activities:
Net change in short-term borrowings	(282)	2,611
Proceeds from issuance of long-term debt	5,492	15,851
Repayments of long-term debt	(1,907)	(3,050)
Dividends paid	(4,545)	(4,597)
Purchase of Company stock	(4,829)	(4,161)
Dividends paid to noncontrolling interest	(407)	(252)
Other financing activities	(735)	(481)
Net cash provided by (used in) financing activities	(7,213)	5,921

Effect of exchange rates on cash, cash equivalents and restricted cash	(166)	(485)

Net increase in cash, cash equivalents and restricted cash	875	2,190
Cash, cash equivalents and restricted cash at beginning of year	7,756	7,014
Cash, cash equivalents and restricted cash at end of period	$8,631	$9,204
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of October related to the operations consolidated using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Restricted Cash
Restricted cash not classified as part of cash and cash equivalents was $25 million and $34 million as of October 31, 2019 and January 31, 2019, respectively, and was primarily recorded in other long-term assets in the Condensed Consolidated Balance Sheets. Restricted cash not classified as part of cash and cash equivalents was $30 million and approximately $0.3 billion as of October 31, 2018 and January 31, 2018, respectively, and was primarily recorded in other long-term assets in the Condensed Consolidated Balance Sheets.
Inventories
At October 31, 2019 and January 31, 2019, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
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
Revenue Recognition
Contract Balances
Contract balances as a result of transactions with customers primarily consist of receivables included in receivables, net, and deferred gift card revenue included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets. The following table provides the Company's receivables and deferred gift card revenue from transactions with customers:

(Amounts in millions)	October 31, 2019	January 31, 2019
Assets:
Receivables from transactions with customers, net	$2,618	$2,538

Liabilities:
Deferred gift card revenue	$1,863	$1,932

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
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on February 1, 2020. Management has substantially completed its evaluation of its existing financial instruments and does not expect the adoption of this ASU to materially impact the Company's Condensed Consolidated Financial Statements.
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2019 and 2018.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Numerator
Consolidated net income	$3,321	$1,817	$10,907	$3,366
Consolidated net income attributable to noncontrolling interest	(33)	(107)	(167)	(383)
Consolidated net income attributable to Walmart	$3,288	$1,710	$10,740	$2,983

Denominator
Weighted-average common shares outstanding, basic	2,843	2,924	2,855	2,940
Dilutive impact of share-based awards	18	17	17	16
Weighted-average common shares outstanding, diluted	2,861	2,941	2,872	2,956

Net income per common share attributable to Walmart
Basic	$1.16	$0.58	$3.76	$1.01
Diluted	1.15	0.58	3.74	1.01

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for each of the three months ended April 30, 2019, July 31, 2019 and October 31, 2019, respectively:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2019	$(12,085)	$1,395	$(140)	$(712)	$(11,542)
Other comprehensive income (loss) before reclassifications, net	496	108	(145)	(7)	452
Reclassifications to income, net	(23)	—	14	8	(1)
Balances as of April 30, 2019	$(11,612)	$1,503	$(271)	$(711)	$(11,091)
Other comprehensive income (loss) before reclassifications, net	(165)	140	(172)	(5)	(202)
Reclassifications to income, net	—	—	14	9	23
Balances as of July 31, 2019	$(11,777)	$1,643	$(429)	$(707)	$(11,270)
Other comprehensive income (loss) before reclassifications, net	(995)	(113)	(12)	6	(1,114)
Reclassifications to income, net	—	—	—	2	2
Balances as of October 31, 2019	$(12,772)	$1,530	$(441)	$(699)	$(12,382)
The following table provides the changes in the composition of total accumulated other comprehensive loss for each of the three months ended April 30, 2018, July 31, 2018 and October 31, 2018, respectively:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Unrealized Gain on Available-for-Sale Securities	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,646	$1,030	$122	$(843)	$(10,181)
Adoption of new accounting standards on February 1, 2018, net(1)	89	(1,646)	93	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net	1,302	—	68	(86)	32	1,316
Reclassifications to income, net	—	—	—	9	11	20
Balances as of April 30, 2018	$(10,745)	$—	$1,191	$73	$(800)	$(10,281)
Other comprehensive income (loss) before reclassifications, net	(2,395)	—	193	(171)	(3)	(2,376)
Reclassifications to income, net	—	—	—	16	12	28
Balances as of July 31, 2018	$(13,140)	$—	$1,384	$(82)	$(791)	$(12,629)
Other comprehensive income (loss) before reclassifications, net	(888)	—	114	(121)	2	(893)
Reclassifications to income, net	2,031	—	—	12	10	2,053
Balances as of October 31, 2018	$(11,997)	$—	$1,498	$(191)	$(779)	$(11,469)
(1) Primarily relates to the adoption of ASU 2016-01, Financial Instruments–Overall and ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
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
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In total, the Company has committed lines of credit in the U.S. of $15 billion at October 31, 2019 and January 31, 2019, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	5,492	5,492
Repayments of long-term debt	(1,907)	—	(1,907)
Reclassifications of long-term debt	4,129	(4,129)	—
Other	(5)	29	24
Balances as of October 31, 2019	$4,093	$44,912	$49,005

Debt Issuances
Information on long-term debt issued during the nine months ended October 31, 2019 is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
April 23, 2019	$1,500	July 8, 2024	Fixed	2.850%	$1,493
April 23, 2019	$1,250	July 8, 2026	Fixed	3.050%	1,242
April 23, 2019	$1,250	July 8, 2029	Fixed	3.250%	1,243
September 24, 2019	$500	September 24, 2029	Fixed	2.375%	497
September 24, 2019	$1,000	September 24, 2049	Fixed	2.950%	975
Various	$42	Various	Various	Various	42
Total					$5,492

These issuances, which are used for general corporate purposes, are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase company stock.
Maturities
The following table provides details of debt repayments during the nine months ended October 31, 2019:

(Amounts in millions)
Maturity Date	Original Amount	Fixed vs. Floating	Interest Rate	Repayment
February 1, 2019	$500	Fixed	4.125%	$364
October 20, 2019	$300	Floating	2.281%	300
October 20, 2019	$1,200	Fixed	1.750%	1,200
Various	$43	Various	Various	43
Total repayment of matured debt				$1,907

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

Information for the fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Fair Value as of October 31, 2019	Fair Value as of January 31, 2019
Investment in JD measured using Level 1 inputs	$2,244	$1,791
Investment in JD measured using Level 2 inputs	2,249	1,792
Total	$4,493	$3,583
The changes in fair value for the Company's investment in JD are included in other gains and losses in the Company's Condensed Consolidated Statements of Income.
The Company also holds derivative instruments. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest yield and foreign currency forward curves. As of October 31, 2019 and January 31, 2019, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2019		January 31, 2019
(Amounts in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$66	$4,000	$(78)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	3,750	440	2,250	334
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,078	(658)	4,173	(272)
Total	$11,828	$(152)	$10,423	$(16)

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. The Company recorded other immaterial impairment charges to assets measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2019.
As discussed in Note 8, the Company met the criteria to recognize Walmart Brazil as held for sale in the second quarter of fiscal 2019. Prior to meeting the held for sale criteria, the carrying values of the long-lived assets were concluded to be recoverable based upon cash flows expected to be generated over the assets' useful lives. When the sale of Walmart Brazil became probable, the Company reclassified the related assets and liabilities to held for sale and measured the disposal group at fair value, less costs to sell. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. These assets were fully impaired during the second quarter of fiscal 2019 as the carrying value of the disposal group exceeded the fair value, less costs to sell. The Company recorded a pre-tax net loss in the Walmart International segment of approximately $4.8 billion during the nine months ended October 31, 2018, in other gains and losses in the Company's Condensed Consolidated Statements of Income. In the third quarter of fiscal 2019, the sale was completed as discussed in Note 8.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2019 and January 31, 2019, are as follows:

	October 31, 2019		January 31, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$49,005	$57,016	$45,396	$49,570

Note 6. Derivative Financial Instruments
In connection with various derivative agreements, including master netting arrangements, the Company held cash collateral from counterparties of $219 million and $220 million at October 31, 2019 and January 31, 2019, respectively. Furthermore, as part of the master netting arrangements with each of these counterparties, the Company is also required to post collateral with a counterparty if the Company's net derivative liability position exceeds $150 million with such counterparties. The Company did not have any cash collateral posted with counterparties at October 31, 2019 or January 31, 2019.

At October 31, 2019 and January 31, 2019, the Company had ¥180 billion of outstanding long-term debt designated as a hedge of its net investment in Japan, as well as outstanding long-term debt of £1.7 billion at October 31, 2019 and January 31, 2019, that was designated as a hedge of its net investment in the United Kingdom. These nonderivative net investment hedges will mature on dates ranging from July 2020 to January 2039.
The Company's derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as follows in the Company's Condensed Consolidated Balance Sheets:

	October 31, 2019			January 31, 2019
(Amounts in millions)	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments	Fair Value Instruments	Net Investment Instruments	Cash Flow Instruments
Derivative instruments
Derivative assets:
Other long-term assets	$67	$440	$—	$—	$334	$78

Derivative liabilities:
Deferred income taxes and other	$1	$—	$658	$78	$—	$350

Nonderivative hedging instruments:
Long-term debt	$—	$3,830	$—	$—	$3,863	$—

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
Unless stated otherwise, the matters discussed below, if decided adversely or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition, results of operations or cash flows.
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 30,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by female employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of male employees working in Asda's warehouse and distribution facilities, and that the disparity in pay between these different job positions is not objectively justified. As a result, claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis. In March 2015, Asda asked the Employment Tribunal to stay all proceedings and to "strike out" substantially all of the claims because the claimants had not adhered to the Tribunal's procedural rule for including multiple claimants on the same claim form. Ultimately, the Court of Appeals declined to strike out any claims relying on the Employment Tribunal’s finding that claimants had not deliberately disregarded the Tribunal’s procedural rule. As to the initial phase of the Equal Value claims, in October 2016 following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. Asda appealed the ruling and the appeal is currently pending before the Supreme Court of the United Kingdom.
Notwithstanding the appeal, claimants are proceeding in the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in Asda's warehouse and distribution facilities.
At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcomes of these matters and no assurance to whether its business, financial position, results of operations or cash flows will not be materially adversely affected. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.

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

Note 8. Disposals, Acquisitions, and Other Items
The following disposals, acquisitions and other items relate to the Company's Walmart International segment. Other immaterial transactions have also occurred or have been announced.
Walmart Brazil
In August 2018, the Company sold an 80 percent stake of Walmart Brazil to Advent International ("Advent"). Under the terms, Advent agreed to contribute additional capital to the business over a three-year period, and Walmart agreed to indemnify Advent for certain matters.
As a result, the Company recorded a pre-tax net loss of $4.8 billion during the nine months ended October 31, 2018 in other gains and losses in the Company's Condensed Consolidated Statement of Income. Substantially all of this charge was recorded during the second quarter of fiscal 2019 upon meeting the held for sale criteria, and an additional immaterial amount was recorded during the third quarter of fiscal 2019 upon closure of the sale. In calculating the loss, the fair value of the disposal group was reduced by $0.8 billion related to an indemnity, for which a liability was recognized upon closing and is recorded in deferred income taxes and other in the Company's Condensed Consolidated Balance Sheets. The Company indemnified Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate.
The Company deconsolidated the financial statements of Walmart Brazil during the third quarter of fiscal 2019 and began accounting for its remaining 20 percent ownership interest using the equity method of accounting. This equity method investment was determined to have no fair value and continues to have no carrying value.
Flipkart Private Limited ("Flipkart")
In August 2018, the Company acquired 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart, an Indian-based eCommerce marketplace, for cash consideration of approximately $16 billion. The acquisition increased the Company's investment in India, a large, growing economy. In the second quarter of fiscal 2020, the Company finalized the valuation of assets acquired and liabilities assumed for the Flipkart acquisition as follows:

•
Assets of $24.1 billion, which is comprised primarily of $2.2 billion in cash and cash equivalents, $2.8 billion in other current assets, $5.0 billion in intangible assets and $13.5 billion in goodwill. Of the intangible assets, $4.7 billion represents the fair value of trade names, each with an indefinite life, which were estimated using the income approach based on Level 3 unobservable inputs. The remaining $0.3 billion of intangible assets primarily related to acquired technology with a life of 3 years. The goodwill arising from the acquisition consisted largely of anticipated synergies and economies of scale primarily related to procurement and logistics and is not expected to be deductible for tax purposes;

•	Liabilities of $3.7 billion, which is comprised primarily of $1.8 billion of current liabilities and $1.7 billion of deferred income taxes; and

•	Noncontrolling interest of $4.3 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.
Note 9. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico, and the United Kingdom, as well as Brazil until the sale of the majority stake in Walmart Brazil as discussed in Note 8 in August 2018. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
The Walmart U.S. segment includes the Company's mass merchandising concept in the U.S., as well as eCommerce and omni-channel initiatives. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.

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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2019	2018	2019	2018
Net sales:
Walmart U.S.	$83,189	$80,583	$248,733	$241,146
Walmart International	29,167	28,793	87,081	88,507
Sam's Club	14,625	14,521	43,504	42,933
Net sales	$126,981	$123,897	$379,318	$372,586

Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2019	2018	2019	2018
Operating income (loss):
Walmart U.S.	$4,176	$3,937	$12,977	$12,343
Walmart International	634	1,179	2,265	3,713
Sam's Club	327	379	1,258	1,106
Corporate and support	(419)	(509)	(1,254)	(1,272)
Operating income	4,718	4,986	15,246	15,890
Interest, net	589	534	1,799	1,524
Other (gains) and losses	(244)	1,876	(996)	8,570
Income before income taxes	$4,373	$2,576	$14,443	$5,796

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order online and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2019	2018	2019	2018
Grocery	$47,845	$46,183	$140,936	$136,034
General merchandise	25,196	24,838	77,269	76,317
Health and wellness	9,262	8,869	28,018	26,834
Other categories	886	693	2,510	1,961
Total	$83,189	$80,583	$248,733	$241,146

Of Walmart U.S.'s total net sales, approximately $5.0 billion and $3.6 billion related to eCommerce for the three months ended October 31, 2019 and 2018, respectively. Approximately $14.0 billion and $10.2 billion related to eCommerce for the nine months ended October 31, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2019	2018	2019	2018
Mexico and Central America	$7,913	$7,740	$23,765	$22,934
United Kingdom	6,961	7,407	21,355	22,572
Canada	4,608	4,639	13,366	13,596
China	2,718	2,637	8,209	8,322
Other	6,967	6,370	20,386	21,083
Total	$29,167	$28,793	$87,081	$88,507

Of International's total net sales, approximately $2.9 billion and $1.5 billion related to eCommerce for the three months ended October 31, 2019 and 2018, respectively. Approximately $7.9 billion and $3.4 billion related to eCommerce for the nine months ended October 31, 2019 and 2018, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam’s Club net sales by merchandise category	2019	2018	2019	2018
Grocery and consumables	$8,967	$8,570	$26,342	$25,167
Fuel, tobacco and other categories	2,831	3,168	8,646	9,348
Home and apparel	1,228	1,209	3,851	3,809
Health and wellness	858	813	2,526	2,403
Technology, office and entertainment	741	761	2,139	2,206
Total	$14,625	$14,521	$43,504	$42,933

Of Sam's Club's total net sales, approximately $0.9 billion and $0.7 billion related to eCommerce for the three months ended October 31, 2019 and 2018, respectively. Approximately $2.5 billion and $1.9 billion related to eCommerce for the nine months ended October 31, 2019 and 2018, respectively.
Note 10. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally.
The Company's lease cost consists of the following:

(Amounts in millions)	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$692	$1,989
Finance lease cost:
Amortization of right-of-use assets	127	354
Interest on lease obligations	78	230
Variable lease cost	173	508

Other lease information is as follows:

(Dollar amounts in millions)	Nine Months Ended October 31, 2019
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$1,932
Operating cash flows from finance leases	202
Financing cash flows from finance leases	363
Assets obtained in exchange for operating lease obligations	1,576
Assets obtained in exchange for finance lease obligations	733
Weighted-average remaining lease term - operating leases	15.6 years
Weighted-average remaining lease term - finance leases	13.9 years
Weighted-average discount rate - operating leases	5.4%
Weighted-average discount rate - finance leases	8.9%

The aggregate annual lease obligations at October 31, 2019 are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$580	$173
2021	2,462	755
2022	2,242	702
2023	2,019	579
2024	1,829	498
Thereafter	16,430	5,688
Total undiscounted lease obligations	25,562	8,395
Less imputed interest	(8,081)	(3,859)
Net lease obligations	$17,481	$4,536

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
Note 11. Subsequent Event
ASDA Group Pension Scheme
In the fourth quarter of fiscal 2020, Asda, Walmart and the Trustee of the Asda Group Pension Scheme (the "Plan") entered into an agreement pursuant to which Asda made a cash contribution of $1.1 billion to the Plan which enabled the Plan to purchase a bulk insurance annuity contract for the benefit of Plan participants.  The agreement between Asda, Walmart and the Trustee of the Plan contemplates that subsequent to the purchase of the bulk annuity insurance contract by the Plan, each of the Plan participants will be issued individual annuity contracts.  The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant’s benefits in full and will release the Plan and Asda from any future obligations.  The Company expects the issuance of individual annuity contracts to the Plan participants to take place in late fiscal 2021 or early fiscal 2022, which will trigger a pension settlement that will result in all Plan balances, including accumulated pension components within other comprehensive income, being charged to expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2020 ("fiscal 2020") and the fiscal year ended January 31, 2019 ("fiscal 2019"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2019, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2019, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2019 incorporated by reference.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. We recently took strategic actions to strengthen our portfolio for the long-term, including:

•
Acquisition of 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart Private Limited ("Flipkart") in August 2018. Refer to Note 8 for additional information on the transaction.

•
Divestiture of 80 percent of Walmart Brazil to Advent International ("Advent") in August 2018, for which we recorded a pre-tax loss of $4.8 billion in fiscal 2019, substantially all of which was recorded during the second quarter of fiscal 2019. Refer to Note 8 for additional information on the transaction.

•	Divestiture of banking operations in Walmart Chile and Walmart Canada in December 2018 and April 2019, respectively.

•
Entered into an agreement in the fourth quarter of fiscal 2020 between Asda, Walmart and the Trustee of the Asda Group Pension Scheme (the "Plan") pursuant to which Asda made a $1.1 billion cash contribution to the Plan. This cash contribution enabled the Plan to purchase a bulk insurance annuity contract for the benefit of Plan participants in anticipation that each Plan participant is issued individual annuity contracts.  The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant’s benefits in full and will release the Plan and Asda from any future obligations. Once Plan participants have been issued individual annuity contracts, we will recognize a total, pre-tax charge of approximately $2.2 billion related to the pension settlement in late fiscal 2021 or early fiscal 2022. Refer to Note 11 for additional information on the transaction.

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2019, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	3.3%	3.4%	0.0%	0.1%	3.1%	3.5%	0.0%	0.1%
Sam's Club	0.6%	5.4%	0.1%	2.1%	1.3%	6.1%	0.6%	2.1%
Total U.S.	2.9%	3.7%	0.0%	0.4%	2.8%	3.9%	0.0%	0.4%
Comparable sales in the U.S., including fuel, increased 2.9% and 2.8% for the three and nine months ended October 31, 2019, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 3.3% and 3.1% for the three and nine months ended October 31, 2019, respectively, driven by growth in ticket and transactions. Walmart U.S. segment's eCommerce sales positively contributed approximately 1.7% and 1.5% to comparable sales for the three and nine months ended October 31, 2019, respectively.

Comparable sales at the Sam's Club segment were 0.6% and 1.3% for the three and nine months ended October 31, 2019, respectively. The Sam's Club segment's comparable sales benefited from growth in transactions and higher fuel sales, which were partially offset by lower ticket due to our decision to remove tobacco from certain club locations. The Sam's Club segment's eCommerce sales positively contributed approximately 1.5% and 1.4% to comparable sales, respectively, for the three and nine months ended October 31, 2019.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2019	2018	2019	2018
Net sales	$126,981	$123,897	$379,318	$372,586
Percentage change from comparable period	2.5%	1.4%	1.8%	3.3%
Operating, selling, general and administrative expenses	$27,373	$26,792	$80,190	$79,328
Percentage change from comparable period	2.2%	(0.3)%	1.1%	2.6%
Operating, selling, general and administrative expenses as a percentage of net sales	21.6%	21.6%	21.1%	21.3%
For the three and nine months ended October 31, 2019 we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 6 and 15 basis points when compared to the same period in the previous fiscal year, respectively. The primary drivers of the expense leverage for the three and nine months ended October 31, 2019 were strong sales and productivity improvements in the Walmart U.S. segment partially offset by a $0.3 billion non-cash trade name impairment charge in the Walmart International segment.
Strategic Capital Allocation
We are allocating more capital to eCommerce, technology and supply chain as well as store remodels and less to new store and club openings, when compared to prior years. Our strategy includes initiatives to improve our customer proposition in stores and clubs and integrate our digital and physical shopping experience. As such, we have been allocating more capital in recent years to eCommerce, technology and supply chain, as well as store remodels, and less capital to new stores and clubs openings. The following table presents our capital allocation for the nine months ended October 31, 2019 and 2018:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2019	2018
eCommerce, technology, supply chain and other	$3,859	$3,355
Store remodels	1,855	1,734
New stores and clubs, including expansions and relocations	67	230
Total U.S.	5,781	5,319
Walmart International	1,984	1,695
Total capital expenditures	$7,765	$7,014

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.3% and 2.6% for the trailing twelve months ended October 31, 2019 and 2018, respectively. The increase in ROA was primarily due to the increase in consolidated net income over the trailing twelve months, primarily resulting from lapping the $4.5 billion net loss in fiscal 2019 related to the sale of the majority stake in Walmart Brazil, the change in fair value of the investment in JD.com, and lapping the restructuring and impairment charges in the fourth quarter of fiscal 2018, partially offset by the dilution to operating income related to Flipkart. ROI was 13.7% and 13.4% for the trailing twelve months ended October 31, 2019 and 2018, respectively. The increase in ROI was due to the increase in operating income over the trailing twelve months primarily as a result of lapping the restructuring and impairment charges in the fourth quarter of fiscal 2018, offset by the dilution to operating income related to Flipkart. The denominator remained relatively flat as the increase in average total assets due to the acquisition of Flipkart was offset by the decrease in average invested capital resulting from the removal of the eight times rent factor upon adoption of ASU 2016-02, Leases ("ASU 2016-02") since operating lease right of use assets are now included in total assets.
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2019	2018
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$14,720	$5,729
Denominator
Average total assets(1)	$233,207	$217,999
Return on assets (ROA)	6.3%	2.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,313	$20,357
+ Interest income	212	190
+ Depreciation and amortization	10,889	10,649
+ Rent	2,733	3,053
= Adjusted operating income	$35,147	$34,249

Denominator
Average total assets(1),(2)	$240,261	$217,999
+ Average accumulated depreciation and amortization(1), (2)	87,982	84,136
- Average accounts payable(1)	49,740	48,658
- Average accrued liabilities(1)	21,884	22,276
+ Rent x 8	N/A	24,424
= Average invested capital	$256,619	$255,625
Return on investment (ROI)	13.7%	13.4%

	As of October 31,
	2019	2018	2017
Certain Balance Sheet Data
Total assets	$239,830	$226,583	$209,414
Leased assets, net	21,099	6,991	7,144
Total assets without leased assets, net	218,731	219,592	202,270
Accumulated depreciation and amortization	91,697	85,827	82,445
Accumulated amortization on leased assets	4,140	5,701	5,497
Accumulated depreciation and amortization, without leased assets	87,557	80,126	76,948
Accounts payable	49,750	49,729	47,587
Accrued liabilities	20,973	22,795	21,757

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the corresponding prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02.
(2) For the twelve months ended October 31, 2019, as a result of adopting ASU 2016-02, average total assets is based on the average of total assets without leased assets, net plus leased assets, net as of October 31, 2019. Average accumulated depreciation and amortization is based on the average of accumulated depreciation and amortization, without leased assets plus accumulated amortization on leased assets as of October 31, 2019.

Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See Liquidity and Capital Resources for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities.
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $14.5 billion for the nine months ended October 31, 2019, which decreased when compared to $17.3 billion for the nine months ended October 31, 2018 primarily due to the timing of vendor payments and U.S. associate payroll, as well as the inclusion of Flipkart operations. We generated free cash flow of $6.8 billion for the nine months ended October 31, 2019, which decreased when compared to $10.3 billion for the nine months ended October 31, 2018 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.8 billion in increased capital expenditures.
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

	Nine Months Ended October 31,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$14,539	$17,308
Payments for property and equipment	(7,765)	(7,014)
Free cash flow	$6,774	$10,294

Net cash used in investing activities(1)	$(6,285)	$(20,554)
Net cash provided by (used in) financing activities	(7,213)	5,921
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Total revenues	$127,991	$124,894	$382,293	$375,612
Percentage change from comparable period	2.5%	1.4%	1.8%	3.2%
Net sales	$126,981	$123,897	$379,318	$372,586
Percentage change from comparable period	2.5%	1.4%	1.8%	3.3%
Total U.S. calendar comparable sales increase	2.9%	3.7%	2.8%	3.9%
Gross profit margin as a percentage of net sales	24.5%	24.8%	24.4%	24.7%
Operating income	$4,718	$4,986	$15,246	$15,890
Operating income as a percentage of net sales	3.7%	4.0%	4.0%	4.3%
Other (gains) and losses	$(244)	$1,876	$(996)	$8,570
Consolidated net income (loss)	$3,321	$1,817	$10,907	$3,366
Unit counts at period end	11,438	11,277	11,438	11,277
Retail square feet at period end	1,128	1,125	1,128	1,125
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $3.1 billion or 2.5% and $6.7 billion or 1.8% for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. These increases in revenues were due to increases in net sales, which were primarily due to overall positive comparable sales for the Walmart U.S. and Sam's Club segments and the addition of net sales from Flipkart, which we acquired in August 2018. These increases were partially offset by our sale of the majority stake in Walmart Brazil in August 2018 and a $1.0 billion and $4.2 billion negative impact of fluctuations in currency exchange rates for the three and nine months ended October 31, 2019, respectively.
Our gross profit as a percentage of net sales ("gross profit rate") decreased 36 basis points for the three and nine months ended October 31, 2019, when compared to the same periods in the previous fiscal year. These decreases were primarily due to the addition of Flipkart in the Walmart International segment and price investment in the Walmart U.S. segment, partially offset by favorable merchandise mix including strength in private brands and less pressure from transportation costs in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 6 and 15 basis points for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The primary drivers of the expense leverage for the three and nine months ended October 31, 2019 were strong sales and productivity improvements in the Walmart U.S. segment partially offset by a $0.3 billion non-cash trade name impairment charge in the Walmart International segment.
Other gains and losses consisted of a gain of $0.2 billion and a loss of $1.9 billion for the three months ended October 31, 2019 and 2018, respectively, and consisted of a gain of $1.0 billion and a loss of $8.6 billion for the nine months ended October 31, 2019 and 2018, respectively. The changes in other gains and losses for the three months ended October 31, 2019 when compared to the same period in the previous fiscal year is primarily due to the recognition of changes in fair value of our investment in JD.com. The change in other gains and losses for the nine months ended October 31, 2019, when compared to the same period in the previous fiscal year were primarily due to the $4.8 billion pre-tax loss related to the sale of a majority stake in Walmart Brazil and the recognition of changes in fair value of our investment in JD.com.
Our effective income tax rate was 24.1% and 24.5% for the three and nine months ended October 31, 2019, respectively, compared to 29.5% and 41.9% for the same periods in the previous fiscal year. The decrease in our effective tax rate for the three months ended October 31, 2019, when compared to the same period in the previous fiscal year is primarily due to the changes in fair value of our investment in JD.com and the timing of the Flipkart acquisition. The decrease in our effective tax rate for the nine months ended October 31, 2019, is primarily due to the sale of a majority stake in Walmart Brazil, which increased the comparative period's effective tax rate 17%, as it provided minimal realizable tax benefit. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $1.5 billion and $7.5 billion for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.15 and $3.74 for the three and nine months ended October 31, 2019, respectively, which represents an increase of $0.57 and $2.73 when compared to the same periods, respectively, in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Net sales	$83,189	$80,583	$248,733	$241,146
Percentage change from comparable period	3.2%	3.7%	3.1%	4.0%
Calendar comparable sales increase	3.3%	3.4%	3.1%	3.5%
Operating income	$4,176	$3,937	$12,977	$12,343
Operating income as a percentage of net sales	5.0%	4.9%	5.2%	5.1%
Unit counts at period end	4,759	4,755	4,759	4,755
Retail square feet at period end	703	705	703	705
Net sales for the Walmart U.S. segment increased $2.6 billion or 3.2% and $7.6 billion or 3.1% for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 3.3% and 3.1% for the three and nine months ended October 31, 2019, respectively, driven by growth in ticket and transactions. Walmart U.S. eCommerce sales positively contributed approximately 1.7% and 1.5% to comparable sales during the three and nine months ended October 31, 2019, respectively, and were primarily driven by online grocery.
Gross profit rate decreased 4 and 7 basis points for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily the result of continued price investments which were partially offset by better merchandise mix, including strength in private brands, and less pressure from transportation costs.
Operating expenses as a percentage of net sales decreased 21 and 19 basis points for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales and productivity improvements, partially offset by the continued growth of eCommerce.
As a result of the factors discussed above, operating income increased $0.2 billion and $0.6 billion for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Net sales	$29,167	$28,793	$87,081	$88,507
Percentage change from comparable period	1.3%	(2.6)%	(1.6)%	4.2%
Operating income	$634	$1,179	$2,265	$3,713
Operating income as a percentage of net sales	2.2%	4.1%	2.6%	4.2%
Unit counts at period end	6,080	5,925	6,080	5,925
Retail square feet at period end	344	340	344	340
Net sales for the Walmart International segment increased $0.4 billion or 1.3% for the three months ended October 31, 2019, when compared to the same period in the previous fiscal year. The increase was primarily due to the addition of net sales from Flipkart, which we acquired in August 2018, and positive comparable sales growth in the majority of our markets. This increase was offset by negative fluctuations in currency exchange rates of $1.0 billion and a reduction in net sales due to our sale of the majority stake in Walmart Brazil in August 2018.
Net sales for the Walmart International segment decreased $1.4 billion or 1.6% for the nine months ended October 31, 2019, when compared to the same period in the previous fiscal year. The decrease was primarily due to negative fluctuations in currency exchange rates of $4.1 billion and a reduction in net sales due to our sale of the majority stake in Walmart Brazil in August 2018. This decrease was offset by the addition of net sales from Flipkart and positive comparable sales growth in the majority of our markets.
Gross profit rate decreased 150 and 159 basis points for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The decreases in gross profit rate for the three and nine months ended October 31, 2019, were primarily due to the addition of Flipkart, as well as a change in merchandise mix.
Operating expenses as a percentage of net sales increased 49 basis points for the three months ended October 31, 2019 when compared to the same period in the previous fiscal year primarily due to a $0.3 billion non-cash impairment charge to write-off the carrying value of one of Flipkart's two fashion trade names, Jabong.com, as a result of a recent strategic decision to focus our efforts on a single fashion platform in order to simplify the business and customer proposition.
Operating expenses as a percentage of net sales decreased 5 basis points for the nine months ended October 31, 2019 when compared to the same periods in the previous fiscal year. The decrease for the nine months ended October 31, 2019, was primarily due to positive comparable sales in the majority of our markets and cost discipline across multiple markets, partially offset by the impairment charge described above.

As a result of the factors discussed above, operating income decreased $0.5 billion and $1.4 billion for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2019	2018	2019	2018
Including Fuel
Net sales	$14,625	$14,521	$43,504	$42,933
Percentage change from comparable period	0.7%	(2.3)%	1.3%	(1.8)%
Calendar comparable sales increase	0.6%	5.4%	1.3%	6.1%
Operating income	$327	$379	$1,258	$1,106
Operating income as a percentage of net sales	2.2%	2.6%	2.9%	2.6%
Unit counts at period end	599	597	599	597
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$13,075	$13,002	$38,979	$38,675
Percentage change from comparable period	0.6%	(4.3)%	0.8%	(3.8)%
Operating income	$274	$345	$1,141	$1,027
Operating income as a percentage of net sales	2.1%	2.7%	2.9%	2.7%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.1 billion or 0.7% and $0.6 billion or 1.3% for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 0.6% and 1.3% for the three and nine months ended October 31, 2019, respectively. Comparable sales benefited from growth in transactions and higher fuel sales, which were partially offset by lower ticket due to our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 1.5% and 1.4% to comparable sales for the three and nine months ended October 31, 2019, respectively.
Gross profit rate decreased 30 basis points for the three months ended October 31, 2019, when compared to the same period in the previous fiscal year. The gross profit rate decrease was due to investments in price and higher eCommerce fulfillment costs, partially offset by higher fuel margins and reduced tobacco sales, which have lower margins.
Gross profit rate increased 8 basis points for the nine months ended October 31, 2019, when compared to the same period in the previous fiscal year. The gross profit rate increased from a reduction in the sale of tobacco, higher co-branded credit card income, and higher fuel margins, partially offset by increased eCommerce fulfillment costs and price investments.
Membership and other income increased 1.9% and 5.0% for the three and nine months ended October 31, 2019, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2019, was due to increases in total members, which benefited from higher overall renewal rates, including those for Plus members. The increase for the nine months ended October 31, 2019, was primarily due to gains recognized on asset sales and other income along with the above mentioned increase in total members.
Operating expenses as a percentage of segment net sales increased 11 basis points for the three months ended October 31, 2019, when compared to the same period in the previous fiscal year. This increase is primarily the result of a reduction in sales of tobacco and a higher level of technology investment partially offset by lower labor-related costs.
Operating expenses as a percentage of segment net sales decreased 14 basis points for the nine months ended October 31, 2019, when compared to the same period in the previous fiscal year. The decrease was primarily the result of lower labor-related costs and a charge of approximately $50 million related to lease exist costs in the prior comparable period. These benefits were partially offset by a reduction in sales of tobacco.
As a result of the factors discussed above, operating income decreased $52 million for the three months ended October 31, 2019, and increased $152 million for the nine months ended October 31, 2019, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$14,539	$17,308
We had net cash provided by operating activities of $14.5 billion and $17.3 billion for the nine months ended October 31, 2019, and October 31, 2018, respectively. The decline in cash provided by operating activities was primarily due to the timing of vendor payments and U.S. associate payroll, as well as the inclusion of Flipkart operations.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $8.6 billion and $9.2 billion at October 31, 2019 and 2018, respectively. Our working capital deficit was $15.9 billion at October 31, 2019, which was relatively consistent with $16.3 billion at October 31, 2018. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S. While we are awaiting anticipated technical guidance from the IRS and the U.S. Treasury Department, we do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of October 31, 2019 and January 31, 2019, cash and cash equivalents of $2.4 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.4 billion at October 31, 2019, approximately $0.8 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2019	2018
Net cash used in investing activities	$(6,285)	$(20,554)
Net cash used in investing activities was $6.3 billion and $20.6 billion for the nine months ended October 31, 2019 and 2018, respectively. Net cash used in investing activities decreased $14.3 billion for the nine months ended October 31, 2019, primarily as a result of the prior year $13.1 billion payment for the acquisition of Flipkart, net of cash acquired, and the net proceeds received from the sale of our banking operations in Walmart Canada in fiscal 2020.

Net Cash Used in or Provided by Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2019	2018
Net cash provided by (used in) financing activities	$(7,213)	$5,921
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $7.2 billion for the nine months ended October 31, 2019, and net cash provided by financing activities was $5.9 billion for the nine months ended October 31, 2018. The change in net cash used in financing activities is primarily due to the prior year $15.9 billion net proceeds from issuance of long-term debt to fund a portion of the purchase price for the acquisition of Flipkart and a net decrease in short-term borrowings as compared to the prior year, partially offset by $5.5 billion of additional long term debt issued in the current year to fund general business operations.
Additionally, the Company has committed lines of credit in the U.S. with 22 financial institutions of $15.0 billion as of October 31, 2019 and January 31, 2019, respectively, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2019:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	5,492	5,492
Repayments of long-term debt	(1,907)	—	(1,907)
Reclassifications of long-term debt	4,129	(4,129)	—
Other	(5)	29	24
Balances as of October 31, 2019	$4,093	$44,912	$49,005
Our total outstanding long-term debt balance increased $3.6 billion for the nine months ended October 31, 2019, primarily due to the net proceeds from issuance of long-term debt in both April 2019 and September 2019 to fund general business operations, partially offset by repayments of long-term debt.
Dividends
On February 19, 2019, the Board of Directors approved the fiscal 2020 annual dividend of $2.12 per share, an increase over the fiscal 2019 annual dividend of $2.08 per share. For fiscal 2020, the annual dividend was or will be paid in four quarterly installments of $0.53 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2019	April 1, 2019
May 10, 2019	June 3, 2019
August 9, 2019	September 3, 2019
December 6, 2019	January 2, 2020
The dividend installments payable on April 1, 2019, June 3, 2019 and September 3, 2019 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2019 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2019, authorization for $6.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2019	2018
Total number of shares repurchased	$46	$45
Average price paid per share	$103.98	$92.01
Total amount paid for share repurchases	$4,829	$4,161
Share repurchases increased $0.7 billion for the nine months ended October 31, 2019, when compared to the same period in the previous fiscal year.
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. At October 31, 2019, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "FCPA Investigation and Related Matters," the resolution of our existing FCPA investigation and related matters including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against ASDA including certain risks arising therefrom. Further, in that Note 7, we also discuss, under the sub-caption "National Prescription Opiate Litigation and Related Matters," the National Prescription Opiate Litigation and related matters including certain risks arising therefrom. We also discuss various legal proceedings related to the ASDA Equal Value Claims, and National Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at October 31, 2019 are similar to those disclosed in our Form 10-K for the fiscal year ended January 31, 2019. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, as filed with the SEC on March 28, 2019, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 1,800 cases as of November 25, 2019; over 40 cases are in the process of being transferred to the MDL or have remand motions pending; and there are over 100 additional state cases pending as of November 25, 2019. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-Q.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019,  as supplemented by Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2019, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2019, authorization for $6.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2019, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2019	4,433,894	$109.86	4,433,894	$7.2
September 1 - 30, 2019	2,480,316	116.90	2,480,316	6.9
October 1 - 31, 2019	2,791,452	118.63	2,791,452	6.6
Total	9,705,662		9,705,662
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
Forward-looking Statements
The forward-looking statements in this report include:

•
statements in Note 1 to Walmart's Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2019, regarding management's determinations regarding the materiality of the impact of, certain ASUs issued by the FASB; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; statements in Note 7 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing ASDA Equal Value Claims and the National Opiate Litigation and related matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters; and statements in Note 11 to to those Condensed Consolidated Financial Statements regarding the anticipated timing of the charge related to the Asda Plan;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment and statements regarding the timing and amount of the charge related to the Asda Plan; statements under the caption "Company

Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2020; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the ongoing share repurchase program; and statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs;

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

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Prescription Opiate Litigation Cases

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

December 4, 2019	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

December 4, 2019	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

December 4, 2019	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)