Form 10-K
period 2020-01-31
Walmart Inc.
filed 2020-03-20
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2020, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-6991.
 ___________________________________________

WALMART INC.
(Exact name of registrant as specified in its charter)
___________________________________________

DE		71-0415188
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

702 S.W. 8th Street		72716
Bentonville,	AR
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (479) 273-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	WMT	NYSE
1.900% Notes Due 2022	WMT22	NYSE
2.550% Notes Due 2026	WMT26	NYSE
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
Yes  ☐    No  ☒
As of July 31, 2019, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2019, was $155,125,468,742. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 2,832,277,220 shares of common stock outstanding as of March 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 3, 2020 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2020

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2020
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 3, 2020 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Wal-Mart Stores, Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Wal-Mart Stores, Inc." prior to February 1, 2018 and named "Walmart Inc." commencing on February 1, 2018 and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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

•
the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, comparable store and club sales, our Walmart U.S. operating segment's eCommerce sales, liabilities, expenses of certain categories, expense leverage, returns, capital and operating investments or expenditures of particular types and new store openings;

•	investments and capital expenditures we will make and how certain of those investments and capital expenditures are expected to be financed;

•	our increasing investments in eCommerce, technology, supply chain, store remodels and other omni-channel customer initiatives, such as same day pickup and delivery;

•	volatility in currency exchange rates and fuel prices affecting our or one of our segments' results of operations;

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
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amounts of Walmart's cash flow during various periods;

•	customer transaction and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded, relocated or remodeled units;

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

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	one or more prolonged federal government shutdowns;

•	the timing and amount of federal income tax refunds;

•	natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics such as the recent coronavirus outbreak; and

•	changes in generally accepted accounting principles in the United States.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in retail stores and through eCommerce. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve over 265 million customers who visit approximately 11,500 stores and numerous eCommerce websites under 56 banners in 27 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of and for the fiscal years ended January 31, 2020 ("fiscal 2020"), January 31, 2019 ("fiscal 2019") and January 31, 2018 ("fiscal 2018"). During fiscal 2020, we generated total revenues of $524.0 billion, which primarily comprised net sales of $519.9 billion.
We maintain our principal offices at 702 S.W. 8th Street, Bentonville, Arkansas 72716, USA. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
Although Walmart was incorporated in Delaware in October 1969, the businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In that year, the first Wal-Mart Discount City, which was a discount store, opened in Rogers, Arkansas. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico. Since then, our international presence has expanded and, as of January 31, 2020, our Walmart International segment conducted business in 26 countries.
In 2000, we began our first eCommerce initiative by creating walmart.com and then later that year, adding samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site to Store service, enabling customers to make a purchase online and pick up merchandise in stores. Since 2016, we have made several eCommerce acquisitions which have enabled us to leverage technology, talent and expertise, as well as incubate digitally-native brands and expand our assortment on walmart.com and in stores. In fiscal 2017, walmart.com launched free two-day shipping and we created Store No 8, a technology incubator with a focus to drive eCommerce innovation. Then in fiscal 2019, we continued to enhance our eCommerce initiatives with the acquisition of a majority stake of Flipkart Private Limited ("Flipkart"), an Indian-based eCommerce marketplace, with an ecosystem that includes eCommerce platforms of Flipkart and Myntra as well as PhonePe, a digital transaction platform.
In fiscal 2020, we launched NextDay Delivery to more than 75 percent of the U.S. population, launched Delivery Unlimited from 1,600 locations in the U.S. and expanded Same Day Pickup to nearly 3,200 locations. Our eCommerce efforts and innovation have also led to omni-channel offerings in many of our markets including grocery pick up and/or delivery in nearly a dozen countries outside the U.S. To date, we now have more than 6,100 grocery pick up and delivery locations globally. We are enhancing our ecosystem with our omni-channel capabilities, stores, services, eCommerce sites, supply chain combined with our more than 2.2 million associates to better serve our customers. Together, we believe these elements produce a flywheel effect which creates customer relationships where customers view Walmart as their primary destination.

Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. We define our segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. We sell similar individual products and services in each of our segments. It is impracticable to segregate and identify revenues for each of these individual products and services.
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
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com and other eCommerce brands. Walmart U.S. had net sales of $341.0 billion for fiscal 2020, representing 66% of our fiscal 2020 consolidated net sales, and had net sales of $331.7 billion and $318.5 billion for fiscal 2019 and 2018, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as "Same Day Pickup," "Same Day Delivery," "Delivery Unlimited," "NextDay Delivery," and "Endless Aisle." As of January 31, 2020, we had nearly 3,200 grocery pickup locations and over 1,600 delivery locations. We have several eCommerce websites, the largest of which is walmart.com. We define eCommerce sales as sales initiated online through our websites or through a mobile app. eCommerce sales may be fulfilled by a number of methods including our dedicated eCommerce fulfillment centers or our stores. The following table provides the approximate size of our retail stores as of January 31, 2020:

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
Walmart U.S. recently launched Walmart Media Group, an in-house advertising offering, to work with brands to influence shoppers. Walmart U.S. also offers fuel and financial services and related products, including money orders, prepaid cards, money (wire) transfers, check cashing and bill payment. Combined, these offerings total less than 1% of annual net sales.

Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private-label brands, including brands such as: "Allswell," "Athletic Works," "Bonobos," "Equate," "EV1," "Everstart," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside," "No Boundaries," "Onn," "Ozark Trail," "Parent's Choice," "Scoop," "SwissTech," "Time and Tru" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Farberware" and "Russell."
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Operations. Many supercenters, discount stores and neighborhood markets are open 24 hours each day. A variety of payment methods are accepted. Consistent with its strategy, Walmart U.S. continues to develop technology tools that help better serve customers and be more efficient in stores, such as shelf-scanning robots, autonomous floor scrubbers, and automated unloading conveyor systems.
Seasonal Aspects of Operations. Walmart U.S.'s business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31.
Competition. Walmart U.S. competes with omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, as well as eCommerce retailers. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:

•	EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;

•	EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers; and

•
Omni-channel offerings such as Same Day Pickup and Same Day Delivery, where a customer places an order online and picks it up for free from a store or has it delivered; Delivery Unlimited, where a customer can receive unlimited grocery delivery for an annual fee; as well as free two-day shipping without an annual membership fee and free NextDay Delivery on an assortment of best-selling items.

Distribution. For fiscal 2020, approximately 79% of Walmart U.S.'s purchases of store merchandise were shipped through our 162 distribution facilities, which are located strategically throughout the U.S. The remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 40 dedicated eCommerce fulfillment centers which includes eight temporary fulfillment centers.
Walmart International Segment
Walmart International is our second largest segment and operates in 26 countries outside of the U.S. Walmart International operates through our wholly-owned subsidiaries in Argentina, Canada, Chile, China, India, Japan and the United Kingdom, and our majority-owned subsidiaries in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), India and Mexico. Walmart International previously operated in Brazil prior to the sale of the majority stake of Walmart Brazil in fiscal 2019, as discussed in Note 12 to our Consolidated Financial Statements.
Walmart International includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through walmart.com.mx, asda.com, walmart.ca, flipkart.com and other sites. Walmart International had net sales of $120.1 billion for fiscal 2020, representing 23% of our fiscal 2020 consolidated net sales, and had net sales of $120.8 billion and $118.1 billion for fiscal 2019 and 2018, respectively. The segment's net sales were negatively impacted by currency exchange rate fluctuations for all years presented. The gross profit rate is lower than that of Walmart U.S. primarily because of its merchandise mix.

Walmart International's strategy is to create strong local businesses powered by Walmart which means being locally relevant and customer-focused in each of the markets it operates. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, including:

•	Acquisition of a majority stake of Flipkart in August 2018.

•	Divestiture of 80 percent of Walmart Brazil to Advent International (“Advent”) in August 2018.

•	Divestiture of the Walmart Chile banking operations in December 2018 and the divestiture of the Walmart Canada banking operations in April 2019.
Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through services like "Click & Collect" in the United Kingdom, our grocery pick-up and delivery business in several other markets, our marketplaces, such as Flipkart in India, and a digital transaction platform anchored in payments such as PhonePe in India.
Generally, retail units' selling area range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling area generally range in size from 25,000 square feet to 156,000 square feet. As of January 31, 2020, Walmart International had nearly 3,200 grocery pickup and/or delivery locations across its markets.
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Lider," "Myntra," "PhonePe" and "Extra Special." In addition, we have developed relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
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
Competition. Walmart International competes with omni-channel retailers who operate department, drug, discount, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, wholesale clubs, home-improvement stores, specialty electronics stores, cash & carry operations and convenience stores, and eCommerce retailers, as well as catalog businesses. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate.
Distribution. We utilize a total of 221 distribution facilities located in Argentina, Canada, Central America, Chile, China, Japan, Mexico, South Africa, India and the United Kingdom. Certain of these facilities are used to ship merchandise to both our stores and customers on our eCommerce platforms. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2020, approximately 85% of Walmart International's purchases passed through these distribution facilities. Suppliers ship the balance of Walmart International's purchases directly to our stores in the various markets in which we operate. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 88 dedicated eCommerce fulfillment centers, as well as more than 2,500 eCommerce sort centers in India.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $58.8 billion for fiscal 2020, representing 11% of our consolidated fiscal 2020 net sales, and had net sales of $57.8 billion and $59.2 billion for fiscal 2019 and 2018, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.

Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$100	$45
Number of Add-on Memberships ($40 each)	Up to 16	Up to 8
Eligible for Cash Rewards	Yes	No
All memberships include a spouse/household card at no additional cost. Plus Members are eligible for Cash Rewards, which is a benefit that provides 2% back on qualifying Sam's Club purchases up to a $500 cash reward annually. The amount earned can be used for purchases, membership fees or redeemed for cash. Plus Members are also eligible for Free Shipping on the majority of merchandise, with no minimum order size, and receive discounts on prescriptions and glasses.
Omni-channel. While Sam's Club is a membership-only warehouse club, it provides an omni-channel experience to customers, integrating retail stores and eCommerce. The warehouse facility sizes generally range between 32,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
Members have access to a broad assortment of merchandise, including products not found in our clubs, and services online at samsclub.com and through our mobile commerce applications, providing services such as "Club Pickup" or the option of delivery direct-to-home.
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

•	Fuel, tobacco and other categories consists of gasoline stations, tobacco, tools and power equipment, and tire and battery centers;

•	Home and apparel includes home improvement, outdoor living, grills, gardening, furniture, apparel, jewelry, housewares, toys, seasonal items, mattresses and small appliances;

•	Technology, office and entertainment includes electronics, wireless, software, video games, movies, books, music, office supplies, office furniture, photo processing and third-party gift cards; and

•	Health and wellness includes pharmacy, optical and hearing services and over-the-counter drugs.
In addition, the Member's Mark private label brand continues to expand assortment and deliver member value.
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:30 p.m., Saturday from 9:00 a.m. to 8:30 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, most club locations offer Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 7:00 a.m. A variety of payment methods are accepted. Consistent with its strategy, Sam's Club continues to develop technology tools to drive a great member experience in club. For example, Sam's Garage, a new application in its tire and battery business, is leveraging technology in new ways to provide a personalized and efficient shopping experience. Sam's Club also offers "Scan and Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.
Seasonal Aspects of Operations. Sam's Club's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume has occurred in the fiscal quarter ending January 31.
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
Distribution. During fiscal 2020, approximately 73% of Sam's Club's non-fuel club purchases were shipped from Sam's Club's 25 dedicated distribution facilities, located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the balance of the Sam's Club segment's club purchases directly to Sam's Club locations. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods including shipments made directly from Clubs, nine dedicated eCommerce fulfillment centers, two dedicated import facilities and other distribution centers.

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
Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes over 100,000 suppliers located around the world, including in the U.S., from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Our purchases may represent a significant percentage of the annual sales for a number of our suppliers, and the volume of product we acquire from many suppliers allows us to obtain favorable pricing from such suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customer, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs determines, in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Employees
As of the end of fiscal 2020, Walmart Inc. and our subsidiaries employed more than 2.2 million employees ("associates") worldwide, with 1.5 million associates in the U.S. and 0.7 million associates internationally. Similar to other retailers, the Company has a large number of part-time, hourly or non-exempt associates. We believe our relationships with our associates are good. A large number of associates turn over each year, although Walmart U.S. turnover has improved in recent years as a result of our focus on increasing wages and providing improved tools, technology and training to associates.
Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements. In addition to retirement-related benefits, in the U.S. we offer a broad range of Company-paid benefits to our associates. These include a store discount card or Sam's Club membership, bonuses based on Company performance, matching a portion of associate purchases of our stock through our Associate Stock Purchase Plan and life insurance. In addition to the health-care benefits for eligible full-time and part-time associates in the U.S., we offer maternity leave and a paid parental leave program to all full-time associates. We also offer a $5,000 benefit to assist eligible associates with adoption. Additionally, we offer eligible associates tuition assistance towards earning a college degree through "Live Better U," which allows associates to earn a college degree or certificate for the equivalent of $1 per day. Similarly, in our operations outside the U.S., we provide a variety of associate benefits that vary based on customary local practices and statutory requirements.

Information About Our Executive Officers
The following chart names the executive officers of the Company as of the date of the filing of this Annual Report on Form 10-K with the SEC, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	48

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International.	2016	51

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice. From January 2017 to May 2017, Ms. Brand was an Associate Professor of Law at George Mason University Antonin Scalia Law School. From August 2012 to February 2017, she served as a Board Member on the Privacy and Civil Liberties Oversight Board of the U.S. government.	2018	46

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	50

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club. From October 2015 to January 2017, he served as Executive Vice President and Chief Merchandising Officer of Sam's Club.	2019	45

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC. From May 2014 until February 2018, he was Corporate Vice President at Microsoft Corporation.	2019	55

Marc Lore	Executive Vice President, President and Chief Executive Officer, U.S. eCommerce, effective September 2016. From April 2014 to September 2016, he served as President and Chief Executive Officer of Jet.com, Inc.	2016	48

Judith McKenna	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2018. From February 2015 to January 2018, she served as Executive Vice President and Chief Operating Officer of Walmart U.S.	2018	53

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Sam's Club effective November 15, 2019. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain. Ms. McLay originally joined the Company in April 2015 as Vice President of U.S. Finance and Strategy.	2019	46

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	53

Donna Morris	Executive Vice President, Global People and Chief People Officer, effective February 2020. From April 2002 to January 2020, she served at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	52

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
The risks described below could, in ways we may or may not be able to accurately predict, materially and adversely affect our business, results of operations, financial condition and liquidity. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. The following risk factors do not identify all risks that we may face.
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
If we do not timely identify or effectively respond to consumer trends or preferences, it could negatively affect our relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. Our failure to adequately or effectively respond to changing consumer tastes, preferences and shopping patterns, or any other failure on our part to timely identify or effectively respond to changing consumer tastes, preferences and shopping patterns could negatively affect our relationship with our customers, the demand for the products we sell or services we offer, our market share and the growth of our business.
Failure to successfully execute our omni-channel strategy and the cost of our investments in eCommerce and technology may materially adversely affect our market position, net sales and financial performance.
The retail business continues to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers and wholesale clubs occurring through digital platforms is increasing and the pace of this increase could accelerate.
Our strategy, which includes investments in eCommerce, technology, acquisitions, joint ventures, store remodels and other customer initiatives may not adequately or effectively allow us to grow our eCommerce business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience for our customers and is further subject to the related risks discussed in this Item 1A. Failure to successfully execute this strategy may adversely affect our market position, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
Furthermore, the cost of certain eCommerce and technology investments, including any operating losses incurred, will adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
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

Operational Risks
Natural disasters, changes in climate, and geo-political events and catastrophic events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; severe changes in climate; geo-political events; global health epidemics or pandemics or other contagious outbreaks such as the recent coronavirus (COVID-19) outbreak; and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), in countries in which we operate or in which our suppliers are located, could adversely affect our operations and financial performance.
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution facilities, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution facilities are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise) and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution facilities or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and the disruption in our communications with our stores. For example, our results for the fourth quarter of fiscal 2020 were negatively impacted by riots and looting in Chile which resulted in us closing a number of our stores until the disruption abated.
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
Political and economic instability, as well as other impactful events and circumstances in the countries in which our suppliers and their manufacturers are located (such as the recent coronavirus outbreak which could result in potential disruptions or delays to our global supply chain), the financial instability of suppliers, suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
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
If the products we sell are not safe or otherwise fail to meet our customers' expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming a product we sell or otherwise experience a material impact to our brand, reputation and financial performance. We are also subject to reputational and other risks related to third-party sales on our digital platforms.
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food or non-food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our digital platforms, which we refer to as marketplace transactions. Whether laws related to such sales apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit or otherwise fail to comply with applicable law. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth strategy.
We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers and sophisticated organizations including nation states), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates or contractors. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim. Any interruption to our information systems may have a material adverse effect on our business or results of operations. In addition, we are constantly updating our information technology processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our omni-channel business globally, could be materially adversely affected.
Increasingly, customers are using computers, tablets, and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media, online advertising, and email to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, in addition to home delivery, we offer various pickup and delivery programs under which many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-channel retailing is a rapidly evolving part of the retail industry and of our operations around the world. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Any failure on our part to provide attractive, user-friendly secure digital platforms that offer a wide assortment of merchandise at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and digital platform merchandising and related technology could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the systems on which they run, including those applications and systems in our acquired eCommerce businesses, are regularly subject to cyber-attacks. Those attacks involve attempts to gain unauthorized access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and misuse customers' or members' information including payment information and related risks discussed in this Item 1A. Such attacks, if successful, in addition to potential data misuse, may also create denials of service or otherwise disable, degrade or sabotage one or more of our digital platforms or otherwise significantly disrupt our customers' and members' shopping experience. If we are unable to maintain the security of our digital platforms and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in transactions, reputational damage and deterioration of our competitive position and incur liability for any damage to customers or others whose personal or confidential information is unlawfully obtained and misused, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.

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
Like most retailers, we receive and store in our information systems personal information about our customers and members, and we receive and store personal information concerning our associates and vendors. Some of that information is stored digitally in connection with our digital platforms. We also utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, content delivery to customers and members, back-office support, and other functions. Such providers may have access to information we hold about our customers, members, associates or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by countries or sophisticated criminal organizations or be the work of hackers with a wide range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience threats to data and systems, including by perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. Some of our systems have experienced limited security breaches and although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.
Associate error or malfeasance, faulty password management, social engineering or other irregularities may also result in a defeat of our or our third-party service providers' security measures and a breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.
Any compromise of our data security systems or of those of businesses with which we interact, which results in confidential information being accessed, obtained, damaged, modified, lost or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures and we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the security incident occurs.
In addition, such events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores thereby materially adversely affecting our operations, net sales, results of operations, financial condition, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security compromise could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyber-attacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, and our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism, security breaches or other compromises from known malware or other threats that may be developed in the future. To the extent that any cyber-attack or incursion in our or one of our third-party service provider's information systems results in the loss, damage, misappropriation or other compromise of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.

Additionally, we offer money (wire) transfer services, digital payment platforms, bill payment, money orders and check cashing and we sell prepaid cards and gift cards. We further offer co-branded credit cards and installment loans through financial services partners. These products and services require us to comply with legal and regulatory requirements, including global anti-money laundering and sanctions laws and regulations as well as international, federal and state consumer financial laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation.
The Company also has compliance obligations associated with new privacy laws enacted to protect personal information. The California Consumer Privacy Act of 2018, (CCPA), grants California consumers certain rights over their personal information and imposes stringent requirements on the collection, use and sharing of “personal information” of California consumers. Other U.S. states are proposing similar laws related to the protection of personal information and the U.S. federal government is also considering federal privacy legislation. Outside the U.S., the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data. Complying with changing regulatory requirements requires us to incur additional costs and expenses. If we fail to comply with CCPA, GDPR or other privacy related regulations, or if regulators assert we have failed to comply with them, it could lead to regulatory enforcement action, monetary fines or penalties (up to 4% of worldwide revenue in the case of GDPR), lawsuits or reputational damage and could materially and adversely affect our results of operations.
Changes in the results of our retail pharmacy business could adversely affect our overall results of operations, cash flows and liquidity.
Walmart has retail pharmacy operations in our Walmart U.S. and Sam's Club segments, as well as the recent addition of Walmart Health Centers to some of our U.S. stores. A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs").
Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; and changes in the regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of restrictions on the further implementation of or the repeal of the Patient Protection and Affordable Care Act or the enactment and implementation of a law replacing such act, and other changes in laws, rules and regulations that affect our retail pharmacy business.
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
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs, distribution centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, such as our recent leadership changes, and to effectively motivate and retain associates are critical to our business success. If we are unable to locate, attract or retain qualified personnel, or manage leadership transition successfully, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
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
We may pay for products we purchase for sale in our stores and clubs around the world with a currency other than the local currency of the country in which the goods will be sold. When we must acquire the currency to pay for such products and the exchange rates for the payment currency fluctuate in a manner unfavorable to us, our cost of sales may increase and we may be unable or unwilling to change the prices at which we sell those goods to address that increase in our costs, with a corresponding adverse effect on our gross profit. Consequently, unfavorable fluctuations in currency exchange rates have and may continue to adversely affect our results of operations.
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
During fiscal 2020, our Walmart International operations generated approximately 23% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints (such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as India), restrictive governmental actions (such as trade protection measures), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.
For example, during the current transition period following the UK’s recent exit from the European Union, we face continued uncertainty regarding the impact on our UK business of potential changes in tariffs, trade practices and other regulations while the UK and EU work to put in place alternative trade and other arrangements.

The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries that have historically been less stable than the U.S.. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S.. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
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
In fiscal 2020, our Walmart U.S. and Sam's Club operating segments generated approximately 77% of our consolidated net sales. The federal government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs. Potential changes which have been discussed include the renegotiation or termination of trade agreements and the imposition of higher tariffs on imports into the U.S. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. operations and our business.
We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our income taxes could be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in worldwide tax laws, tax rates, regulations or accounting principles.
For example, in December 2019, India enacted a bill which significantly reduced the corporate income tax for certain companies with operations in India. In the U.S., the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed income tax laws that affect U.S. corporations with additional guidance from the U.S. tax authority still pending. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance. Compliance with the Tax Act, including collecting information not regularly produced by the Company or unexpected changes in our estimates, may require us to incur additional costs and could affect our results of operations.
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
We operate in complex regulated environments in the U.S. and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations.
Our pharmacy and other healthcare operations in the U.S. are subject to numerous federal, state and local regulations including licensing and other requirements and reimbursement arrangements. The regulations to which we are subject include, but are not limited to: federal and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including the Health Insurance Portability and Accountability Act, the Affordable Care Act, laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (the "FDA") and the Drug Enforcement Administration (the "DEA"), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell and the financial services we offer; anti-kickback laws; false claims laws; and federal and state laws governing health care fraud and abuse and the practice of the professions of pharmacy, optical care and nurse practitioner services.
For example, in the U.S. the DEA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, laws and regulations related to competition, and antitrust matters, and health and wellness related regulations for our pharmacy operations outside of the U.S. In addition, certain financial services we offer or make available, such as our money transfer agent services, are subject to legal and regulatory requirements, including those intended to help detect and prevent money laundering, sanctions, fraud and other illicit activity as well as consumer financial protection. The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer.
Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S.; loss of licenses; and significant fines or monetary damages and/or penalties. In addition, failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.

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
In addition, ASDA Stores, Ltd. ("Asda"), a wholly-owned subsidiary of the Company, has been named as a defendant in numerous "equal value" claims pending in the Manchester Employment Tribunal (the "Employment Tribunal") in the United Kingdom. The claimants, who are current and former Asda store employees, allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs to that of employees working in Asda's warehouses and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are seeking differential back pay based on higher wage rates in the warehouses and distribution facilities and higher wage rates on a prospective basis. At present, we cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these matters.
The Company has been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids and is also a defendant in numerous litigation proceedings related to opioids including the consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), currently pending in the U.S. District Court for the Northern District of Ohio. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from such claims and the related opioid matters.
We discuss these cases and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of this Annual Report on Form 10-K.
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or shareholders in such capacity.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, employee or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, employees or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
United States
The Walmart U.S. and Sam's Club segments comprise the Company's operations in the U.S. As of January 31, 2020, unit counts for Walmart U.S. and Sam's Club are summarized by format for each state and territory as follows:

	Walmart U.S.			Sam's Club
State or Territory	Supercenters	Discount Stores	Neighborhood Markets and other small formats	Clubs	Grand Total
Alabama	101	1	29	13	144
Alaska	7	2	—	—	9
Arizona	83	2	28	12	125
Arkansas	76	5	37	9	127
California	142	71	78	29	320
Colorado	70	4	18	17	109
Connecticut	12	21	1	1	35
Delaware	6	3	—	1	10
Florida	232	9	99	46	386
Georgia	154	2	36	24	216
Hawaii	—	10	—	2	12
Idaho	23	—	3	1	27
Illinois	139	15	12	25	191
Indiana	97	6	11	13	127
Iowa	58	2	—	9	69
Kansas	58	2	15	9	84
Kentucky	78	7	9	9	103
Louisiana	88	2	34	14	138
Maine	19	3	—	3	25
Maryland	30	18	3	11	62
Massachusetts	27	21	4	—	52
Michigan	91	3	11	23	128
Minnesota	65	3	1	12	81
Mississippi	65	3	11	7	86
Missouri	112	9	18	19	158
Montana	14	—	—	2	16
Nebraska	35	—	7	5	47
Nevada	30	2	11	7	50
New Hampshire	19	7	—	2	28
New Jersey	34	28	1	8	71
New Mexico	35	2	9	7	53
New York	80	17	10	12	119
North Carolina	144	6	46	22	218
North Dakota	14	—	—	3	17
Ohio	139	6	4	27	176
Oklahoma	81	8	35	13	137
Oregon	29	7	10	—	46
Pennsylvania	116	20	4	24	164
Puerto Rico	13	5	12	7	37
Rhode Island	5	4	—	—	9
South Carolina	84	—	26	13	123
South Dakota	15	—	—	2	17
Tennessee	117	1	20	14	152
Texas	392	18	111	82	603
Utah	41	—	13	8	62
Vermont	3	3	—	—	6
Virginia	110	4	22	15	151
Washington	52	10	5	—	67
Washington D.C.	3	—	2	—	5
West Virginia	38	—	1	5	44
Wisconsin	83	4	2	10	99
Wyoming	12	—	—	2	14
U.S. total	3,571	376	809	599	5,355
Square feet (in thousands)	634,287	39,557	29,474	80,239	783,557

International
The Walmart International segment comprises the Company's operations outside of the U.S. Unit counts as of January 31, 2020(1) for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total	Square feet(3)
Africa(4)	351	91	—	442	24,754
Argentina	92	—	—	92	8,095
Canada	408	—	—	408	52,936
Central America(5)	836	—	—	836	13,460
Chile	362	5	—	367	15,992
China	412	26	—	438	70,163
India	—	28	—	28	1,514
Japan	333	—	—	333	19,832
Mexico	2,408	163	—	2,571	100,643
United Kingdom	613	—	18	631	37,560
International total	5,815	313	18	6,146	344,949

(1)
Walmart International unit counts, with the exception of Canada, are as of December 31, 2019, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2020.

(2)	Other includes stand-alone gas stations.

(3)	Square feet reported in thousands.

(4)
Africa unit counts primarily reside in South Africa, with other locations in Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia.

(5)	Central America unit counts reside in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2020:

	Owned	Leased(1)	Total
U.S. properties
Walmart U.S. retail units	4,069	687	4,756
Sam's Club retail units	513	86	599
Total U.S. retail units	4,582	773	5,355
Walmart U.S. distribution facilities	108	54	162
Sam's Club distribution facilities	11	14	25
Total U.S. distribution facilities	119	68	187
Total U.S. properties	4,701	841	5,542

International properties
Africa	37	405	442
Argentina	67	25	92
Canada	124	284	408
Central America	346	490	836
Chile	196	171	367
China	2	436	438
India	2	26	28
Japan	54	279	333
Mexico	693	1,878	2,571
United Kingdom	432	199	631
Total International retail units	1,953	4,193	6,146
International distribution facilities	34	187	221
Total International properties	1,987	4,380	6,367
Total properties	6,688	5,221	11,909

Total retail units	6,535	4,966	11,501
Total distribution facilities	153	255	408
Total properties	6,688	5,221	11,909

(1)	Also includes U.S. and international distribution facilities which are third-party owned and operated.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of March 6, 2020; some cases are in the process of being transferred to the MDL or have remand motions pending; and there are over 200 additional state cases, including those remanded to state court, pending as of March 6, 2020. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-K.
II. CERTAIN OTHER MATTERS: The Company has received grand jury subpoenas issued by the United States Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in January 2020. The Company has been responding to these subpoenas. The Company has also been responding to civil investigative demands from the United States Federal Trade Commission related to money transfers and the Company’s anti-fraud program. Due to the investigative stage of these matters, the Company is unable to predict the outcome of the investigations by the governmental entities. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
In September 2018, the United States Environmental Protection Agency (the “EPA”) notified the Company that it had initiated an administrative penalty action by issuing a Draft Consent Agreement and Final Order. The letter accompanying the Draft Consent Agreement and Final Order alleges that the Company distributed and/or sold three unregistered pesticide products from March to June, 2017. The EPA is seeking a penalty of $960,000. The manufacturer of the product is responsible for ensuring that a FIFRA-regulated product is properly registered prior to its sale. The Company is cooperating with the EPA.
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
Holders of Record of Common Stock
As of March 18, 2020, there were 217,840 holders of record of Walmart's common stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ending through fiscal 2020 to the cumulative total returns on the S&P 500 Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2015, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

*Assumes $100 Invested on February 1, 2015 Assumes Dividends Reinvested Fiscal Year Ending January 31, 2020

	Fiscal Years Ended January 31,
	2015	2016	2017	2018	2019	2020
Walmart Inc.	$100.00	$80.25	$83.06	$136.08	$125.24	$152.65
S&P 500 Index	100.00	99.33	119.24	150.73	147.24	179.17
S&P 500 Retailing Index	100.00	118.07	140.38	203.32	216.05	253.36
Issuer Repurchases of Equity Securities
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2020 were made under the current $20.0 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases.  As of January 31, 2020, authorization for $5.7 billion of share repurchases remained. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2020, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2019	2,396,857	$119.37	2,396,857	$6.3
December 1-31, 2019	2,494,584	119.52	2,494,584	6.0
January 1-31, 2020	2,627,813	116.14	2,627,813	5.7
Total	7,519,254		7,519,254
(1) Represents the approximate dollar value of shares that could have been repurchased at the end of the month.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary
Walmart Inc.

	As of and for the Fiscal Years Ended January 31,
(Amounts in millions, except per share and unit count data)	2020	2019	2018	2017	2016
Operating results
Total revenues	$523,964	$514,405	$500,343	$485,873	$482,130
Percentage change in total revenues from previous fiscal year	1.9%	2.8%	3.0%	0.8%	(0.7)%
Net sales	$519,926	$510,329	$495,761	$481,317	$478,614
Percentage change in net sales from previous fiscal year	1.9%	2.9%	3.0%	0.6%	(0.7)%
Increase (decrease) in calendar comparable sales(1) in the U.S.	2.7%	4.0%	2.2%	1.4%	0.3%
Walmart U.S.	2.9%	3.7%	2.1%	1.6%	1.0%
Sam's Club	1.6%	5.4%	2.8%	0.5%	(3.2)%
Gross profit margin	24.1%	24.5%	24.7%	24.9%	24.6%
Operating, selling, general and administrative expenses, as a percentage of net sales	20.9%	21.0%	21.5%	21.2%	20.3%
Operating income	$20,568	$21,957	$20,437	$22,764	$24,105
Interest, net	2,410	2,129	2,178	2,267	2,467
Loss on extinguishment of debt	—	—	3,136	—	—
Other (gains) and losses	(1,958)	8,368	—	—	—
Consolidated net income attributable to Walmart	14,881	6,670	9,862	13,643	14,694
Diluted net income per common share attributable to Walmart	$5.19	$2.26	$3.28	$4.38	$4.57
Dividends declared per common share	2.12	2.08	2.04	2.00	1.96

Financial position(2)
Total assets	$236,495	$219,295	$204,522	$198,825	$199,581
Long-term debt and long-term lease obligations (excluding amounts due within one year)	64,192	50,203	36,825	42,018	44,030
Total Walmart shareholders' equity	74,669	72,496	77,869	77,798	80,546

Unit counts
Walmart U.S. segment	4,756	4,769	4,761	4,672	4,574
Walmart International segment	6,146	5,993	6,360	6,363	6,299
Sam's Club segment	599	599	597	660	655
Total units	11,501	11,361	11,718	11,695	11,528

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

(2)
As described in Note 1 to our Consolidated Financial Statements, on February 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) under the modified retrospective approach, and thus financial statements prior to fiscal 2020 were not recast for the adoption of this standard.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2020 ("fiscal 2020"), January 31, 2019 ("fiscal 2019") and January 31, 2018 ("fiscal 2018") should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
Throughout this Item 7, we discuss segment operating income, comparable store and club sales and other measures.  Management measures the results of the Company's segments using each segment's operating income, including certain corporate overhead allocations, as well as other measures. From time to time, we revise the measurement of each segment's operating income and other measures as determined by the information regularly reviewed by our chief operating decision maker.
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
Beginning with the first quarter of fiscal 2020, we updated our definition of what was previously referred to as traffic (a component, along with ticket, of comparable sales). Traffic is now referred to as "transactions" and measures a percentage change in the number of sales transactions in our comparable stores, as well as for comparable eCommerce activity.
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
We have taken strategic actions to strengthen our portfolio for the long-term, including:

•
Acquisition of 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart Private Limited ("Flipkart") in August 2018, which negatively impacted fiscal 2020 and 2019 net income. Refer to Note 12 for additional information on the transaction.

•
Divestiture of 80 percent of Walmart Brazil to Advent International ("Advent") in August 2018, for which we recorded a pre-tax loss of $4.8 billion in fiscal 2019. Refer to Note 12 for additional information on the transaction.

•	Divestiture of banking operations in Walmart Chile and Walmart Canada in December 2018 and April 2019, respectively.

•
Asda made a $1.0 billion cash contribution to the Asda Group Pension Scheme (the "Plan") in October 2019 which enabled the Plan to purchase a bulk insurance annuity contract for the benefit of Plan participants in anticipation that each Plan participant will be issued an individual annuity contract.  The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant’s benefits in full and will release the Plan and Asda from any future obligations. Once all Plan participants have been issued individual annuity contracts, we currently estimate that we will recognize a total, pre-tax charge of approximately $2.2 billion related to the pension settlement in late fiscal 2021 or early fiscal 2022. Refer to Note 11 for additional information on the transaction.
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, global health epidemics, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Additionally, we are monitoring the potential impact of the recent coronavirus outbreak to our global business. Its financial impact is unknown at this time. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors," and under "Cautionary Statement Regarding Forward-Looking Statements."
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
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on the most productive growth opportunities, increasing comparable store and club sales, accelerating eCommerce sales growth and expanding omni-channel initiatives while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company.
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
Calendar comparable sales, as well as the impact of fuel, for fiscal 2020 and 2019, were as follows:

	Fiscal Years Ended January 31,
	2020	2019	2020	2019
	With Fuel		Fuel Impact
Walmart U.S.	2.9%	3.7%	0.0%	0.1%
Sam's Club	1.6%	5.4%	0.8%	1.6%
Total U.S.	2.7%	4.0%	0.1%	0.4%
Walmart U.S. comparable sales increased 2.9% and 3.7% in fiscal 2020 and 2019, respectively, driven by ticket and transactions growth. Walmart U.S. eCommerce sales positively contributed approximately 1.7% and 1.3% to comparable sales for fiscal 2020 and 2019, respectively, as we continue to focus on a seamless omni-channel experience for our customers. Sam's Club comparable sales increased 1.6% and 5.4% in fiscal 2020 and 2019, respectively. Sam's Club comparable sales for both fiscal 2020 and 2019 benefited from growth in transactions and higher fuel sales, which were partially offset by lower ticket due to our decision to remove tobacco from certain club locations. Sam's Club fiscal 2019 comparable sales were further aided by transfers of sales from our closed clubs to our existing clubs. Sam's Club eCommerce sales positively contributed approximately 1.5% and 0.9% to comparable sales for fiscal 2020 and 2019, respectively.

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

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2020	2019
Net sales	$519,926	$510,329
Percentage change from comparable period	1.9%	2.9%
Operating, selling, general and administrative expenses	$108,791	$107,147
Percentage change from comparable period	1.5%	0.6%
Operating, selling, general and administrative expenses as a percentage of net sales	20.9%	21.0%
For fiscal 2020, operating, selling, general and administrative ("operating") expenses as a percentage of net sales decreased 8 basis points, when compared to the previous fiscal year due to our focus on expense management combined with our growth in comparable store sales. These improvements were partially offset by $0.9 billion in business restructuring charges consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology, and other business restructuring charges due to strategic decisions that resulted in the write down of certain assets in the Walmart U.S. and Walmart International segments.
For fiscal 2019, operating expenses as a percentage of net sales decreased 48 basis points, when compared to the previous fiscal year. The primary drivers of the expense leverage were strong sales performance in conjunction with productivity improvements and lapping of certain fiscal 2018 charges. The improvements in fiscal 2019 were partially offset by additional investments in eCommerce and technology, as well as a $160 million charge related to a securities class action lawsuit.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings, when compared to prior years. Total fiscal 2020 capital expenditures increased slightly compared to the prior year; the following table provides additional detail:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2020	2019
eCommerce, technology, supply chain and other	$5,643	$5,218
Remodels	2,184	2,152
New stores and clubs, including expansions and relocations	77	313
Total U.S.	$7,904	$7,683
Walmart International	2,801	2,661
Total capital expenditures	$10,705	$10,344
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.7% and 3.4% for fiscal 2020 and 2019, respectively. The increase in ROA was primarily due to the increase in consolidated net income primarily due to the change in fair value of the investment in JD.com and lapping the $4.5 billion net loss recorded in fiscal 2019 related to the sale of the majority stake in Walmart Brazil, partially offset by the dilution to operating income related to Flipkart. ROI was 13.4% and 14.2% for fiscal 2020 and 2019, respectively. The decrease in ROI was due to the decrease in operating income primarily as a result of the dilution from Flipkart as well as business restructuring charges recorded in fiscal 2020. The denominator remained relatively flat as the increase in average total assets due to the acquisition of Flipkart was offset by the decrease in average invested capital resulting from the removal of the eight times rent factor upon adoption of ASU 2016-02, Leases ("ASU 2016-02") since operating lease right of use assets are now included in total assets.

We define ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. Upon adoption of ASU 2016-02, rent for the trailing 12 months multiplied by a factor of 8 is no longer included in the calculation of ROI on a prospective basis as operating lease assets are now capitalized. For fiscal 2020, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of the current balance sheet date, rather than averaged, because they are no longer directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average will be used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of the new lease standard. Further, beginning prospectively in fiscal 2020, rent expense in the numerator excludes short-term and variable lease costs as these costs are not included in the operating lease right of use asset balance.
Prior to adoption of ASU 2016-02, we defined ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing 12 months divided by average invested capital during that period. We considered average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period, plus a rent factor equal to the rent for the fiscal year or trailing 12 months multiplied by a factor of 8, which estimated the hypothetical capitalization of our operating leases. Because the new lease standard was adopted under the modified retrospective approach as of February 1, 2019, our calculation of ROI for fiscal 2019 was not revised.
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. As mentioned above, we consider ROA to be the financial measure computed in accordance with generally accepted accounting principles most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; and adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$15,201	$7,179
Denominator
Average total assets(1)	$227,895	$211,909
Return on assets (ROA)	6.7%	3.4%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,568	$21,957
+ Interest income	189	217
+ Depreciation and amortization	10,987	10,678
+ Rent	2,670	3,004
ROI operating income	$34,414	$35,856

Denominator
Average total assets(1), (2)	$235,277	$211,909
+ Average accumulated depreciation and amortization(1), (2)	90,351	85,107
- Average accounts payable(1)	47,017	46,576
- Average accrued liabilities(1)	22,228	22,141
+ Rent x 8	N/A	24,032
Average invested capital	$256,383	$252,331
Return on investment (ROI)	13.4%	14.2%

	As of January 31,
	2020	2019	2018
Certain Balance Sheet Data
Total assets	$236,495	$219,295	$204,522
Leased assets, net	21,841	7,078	NP
Total assets without leased assets, net	214,654	212,217	NP
Accumulated depreciation and amortization	94,514	87,175	83,039
Accumulated amortization on leased assets	4,694	5,682	NP
Accumulated depreciation and amortization, without leased assets	89,820	81,493	NP
Accounts payable	46,973	47,060	46,092
Accrued liabilities	22,296	22,159	22,122
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the corresponding prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02
(2) For fiscal 2020, as a result of adopting ASU 2016-02, average total assets is based on the average of total assets without leased assets, net plus leased assets, net as of January 31, 2020. Average accumulated depreciation and amortization is based on the average of accumulated depreciation and amortization, without leased assets plus accumulated amortization on leased assets as of January 31, 2020.
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $25.3 billion, $27.8 billion and $28.3 billion for fiscal 2020, 2019 and 2018, respectively. We generated free cash flow of $14.6 billion, $17.4 billion and $18.3 billion for fiscal 2020, 2019 and 2018, respectively. Net cash provided by operating activities for fiscal 2020 declined when compared to fiscal 2019 primarily due to the contribution to our Asda pension plan in anticipation of its future settlement, the inclusion of a full year of Flipkart operations, and the timing of vendor payments. Free cash flow for fiscal 2020 declined when compared to fiscal 2019 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.4 billion in increased capital expenditures. Net cash provided by operating activities for fiscal 2019 declined when compared to fiscal 2018 was primarily due to timing of vendor payments, partially offset by lower tax payments mainly resulting from the Tax Act and the timing of tax payments. Free cash flow for fiscal 2019 declined when compared to fiscal 2018 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.3 billion in increased capital expenditures.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Net cash provided by operating activities	$25,255	$27,753	$28,337
Payments for property and equipment	(10,705)	(10,344)	(10,051)
Free cash flow	$14,550	$17,409	$18,286

Net cash used in investing activities(1)	$(9,128)	$(24,036)	$(9,079)
Net cash used in financing activities	(14,299)	(2,537)	(19,875)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2020	2019	2018
Total revenues	$523,964	$514,405	$500,343
Percentage change from comparable period	1.9%	2.8%	3.0%
Net sales	$519,926	$510,329	$495,761
Percentage change from comparable period	1.9%	2.9%	3.0%
Total U.S. calendar comparable sales increase	2.7%	4.0%	2.2%
Gross profit rate	24.1%	24.5%	24.7%
Operating income	$20,568	$21,957	$20,437
Operating income as a percentage of net sales	4.0%	4.3%	4.1%
Consolidated net income	$15,201	$7,179	$10,523
Unit counts at period end(1)	11,501	11,361	11,718
Retail square feet at period end(1)	1,129	1,129	1,158
(1) Unit counts and associated retail square feet are presented for stores and clubs generally open as of period end. Permanently closed locations are not included.
Our total revenues, which includes net sales and membership and other income, increased $9.6 billion or 1.9% and $14.1 billion or 2.8% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. These increases in revenues were due to increases in net sales, which increased $9.6 billion or 1.9% and $14.6 billion or 2.9% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, net sales were positively impacted by overall positive comparable sales for Walmart U.S. and Sam's Club segments, along with the addition of net sales from Flipkart, which we acquired in August 2018, and positive comparable sales in the majority of our international markets. These increases were partially offset by $4.1 billion of negative impact from fluctuations in currency exchange rates in fiscal 2020 and our sale of the majority stake in Walmart Brazil in August 2018. For fiscal 2019, net sales were positively impacted by overall positive comparable sales for Walmart U.S. and Sam's Club segments, along with positive comparable sales in the majority of our International markets and net sales from Flipkart, which we acquired in the third quarter of fiscal 2019. Additionally, for fiscal 2019, the increase in net sales was partially offset by a $4.5 billion decrease in net sales due to club closures in the Sam's Club segment during fiscal 2018, a $3.1 billion reduction in net sales due to the sale of the majority stake in Walmart Brazil in the International segment, and $0.7 billion of negative impact from fluctuations in currency exchange rates.
Our gross profit rate decreased 40 and 18 basis points for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, these decreases were primarily due to price investment in the Walmart U.S. segment and the addition of Flipkart in the Walmart International segment, partially offset by favorable merchandise mix including strength in private brands and less pressure from transportation costs in the Walmart U.S. segment. For fiscal 2019, the decrease was due to the mix effects from our growing eCommerce business, the acquisition of Flipkart, our planned pricing strategy and increased transportation expenses.
For fiscal 2020, operating expenses as a percentage of net sales decreased 8 basis points, when compared to the same period in the previous fiscal year due to our focus on expense management combined with our growth in comparable store sales. These improvements were partially offset by $0.9 billion in business restructuring charges consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology, and other business restructuring charges due to strategic decisions that resulted in the write down of certain assets in the Walmart U.S. and Walmart International segments.
For fiscal 2019, operating expenses as a percentage of net sales decreased 48 basis points, when compared to the previous fiscal year. The primary drivers of the expense leverage were strong sales performance in conjunction with productivity improvements and lapping approximately $1.8 billion in certain charges in fiscal 2018. The improvements in fiscal 2019 were partially offset by additional investments in eCommerce and technology, as well as a $0.2 billion charge related to a securities class action lawsuit.
Other gains and losses consisted of a gain of $2.0 billion for fiscal 2020 and a loss of $8.4 billion for fiscal 2019. The gain in fiscal 2020 was primarily the result of a $1.9 billion increase in the market value of our investment in JD.com. The loss in fiscal 2019 is primarily the result of the $4.8 billion pre-tax loss on the sale of the majority stake in Walmart Brazil and a $3.5 billion decrease in the market value of our investment in JD.com. Fiscal 2018 results included loss on extinguishment of debt of $3.1 billion.

Our effective income tax rate was 24.4% for fiscal 2020, 37.4% for fiscal 2019, and 30.4% for fiscal 2018. The decrease in our effective tax rate for fiscal 2020 is primarily due to the fiscal 2019 loss on sale of a majority stake in Walmart Brazil, which increased the comparative period's effective tax rate, as it provided minimal realizable tax benefit. The increase in our effective tax rate for fiscal 2019 is primarily due to the aforementioned loss on sale of a majority stake in Walmart Brazil and Flipkart's results. Additionally, our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that, beginning in fiscal 2019, are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2020, 2019 and 2018 is presented in Note 9 to our Notes to Consolidated Financial Statements.
As a result of the factors discussed above, we reported $15.2 billion and $7.2 billion of consolidated net income for fiscal 2020 and 2019, respectively, which represents an increase of $8.0 billion and a decrease of $3.3 billion for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $5.19, $2.26 and $3.28 for fiscal 2020, 2019 and 2018, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2020	2019	2018
Net sales	$341,004	$331,666	$318,477
Percentage change from comparable period	2.8%	4.1%	3.5%
Calendar comparable sales increase	2.9%	3.7%	2.1%
Operating income	$17,380	$17,386	$16,995
Operating income as a percentage of net sales	5.1%	5.2%	5.3%
Unit counts at period end	4,756	4,769	4,761
Retail square feet at period end	703	705	705
Net sales for the Walmart U.S. segment increased $9.3 billion or 2.8% and $13.2 billion or 4.1% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable store sales of 2.9% and 3.7% for fiscal 2020 and 2019, respectively, driven by ticket and transaction growth. Walmart U.S. eCommerce sales positively contributed approximately 1.7% and 1.3% to comparable sales for fiscal 2020 and 2019.
Gross profit rate decreased 14 and 28 basis points for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, the decreases were primarily the result of continued price investments which were partially offset by better merchandise mix, including strength in private brands, and less pressure from transportation costs. For fiscal 2019, the decrease was primarily due to our planned pricing strategy, increased transportation expenses, and the mix effects from our growing eCommerce business.
Operating expenses as a percentage of segment net sales decreased 4 basis points for fiscal 2020 and decreased 23 basis points for fiscal 2019, when compared to the previous fiscal year. We leveraged operating expenses in fiscal 2020 as a result of strong sales and productivity improvements which were mostly offset by business restructuring charges of $0.5 billion consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology and other business restructuring charges due to decisions that resulted in the write down of certain eCommerce assets. The decrease in fiscal 2019 was primarily due to strong sales performance in conjunction with productivity improvements and the prior year comparable period including charges related to discontinued real estate projects of $0.2 billion. These improvements more than offset investments in eCommerce, technology and omni-channel initiatives and raising the starting wage rate at the beginning of fiscal 2019.
As a result of the factors discussed above, segment operating income decreased $6 million and increased $391 million for fiscal 2020 and 2019, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2020	2019	2018
Net sales	$120,130	$120,824	$118,068
Percentage change from comparable period	(0.6)%	2.3%	1.7%
Operating income	$3,370	$4,883	$5,229
Operating income as a percentage of net sales	2.8%	4.0%	4.4%
Unit counts at period end	6,146	5,993	6,360
Retail square feet at period end	345	344	373
Net sales for the Walmart International segment decreased $0.7 billion or 0.6% and increased $2.8 billion or 2.3% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, the decrease was primarily due to negative fluctuations in currency exchange rates of $4.1 billion as well as a reduction in sales due to our sale of the majority stake in Walmart Brazil in August 2018, offset by a full year of net sales from Flipkart and positive comparable sales growth in the majority of our markets.
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
Gross profit rate decreased 136 and 41 basis points for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, the decrease was primarily due to Flipkart, as well as a change in merchandise mix. For fiscal 2019, the decrease was due to Flipkart and strategic price investments in certain markets.
Membership and other income decreased 1.1% and 22.4% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. The decrease in fiscal 2020 was primarily due to currency while fiscal 2019 decreased due to the prior year recognition of a $387 million gain from the sale of Suburbia.
Operating expenses as a percentage of segment net sales decreased 13 basis points for fiscal 2020 and 37 basis points for 2019, when compared to the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales for fiscal 2020 was primarily due to positive comparable sales in the majority of our markets and cost discipline across multiple markets, partially offset by $0.4 billion in impairment charges which was due primarily to the write-off of the carrying value of one of Flipkart's two fashion trade names, Jabong.com, as a result of a strategic decision to focus our efforts on a single fashion platform in order to simplify the business and customer proposition. Fiscal 2019 decreased primarily due to impairment charges in the previous fiscal year of approximately $0.5 billion, which included charges from decisions to exit certain properties and wind down the first party Brazil eCommerce operations; this decrease in operating expenses was partially offset by the addition of operating expenses from Flipkart in fiscal 2019.
As a result of the factors discussed above, segment operating income decreased $1.5 billion and $0.3 billion for fiscal 2020 and 2019, respectively.
Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2020	2019	2018
Including Fuel
Net sales	$58,792	$57,839	$59,216
Percentage change from comparable period	1.6%	(2.3)%	3.2%
Calendar comparable sales increase	1.6%	5.4%	2.8%
Operating income	$1,642	$1,520	$915
Operating income as a percentage of net sales	2.8%	2.6%	1.5%
Unit counts at period end	599	599	597
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$52,792	$52,332	$54,456
Percentage change from comparable period	0.9%	(3.9)%	2.2%
Operating income	$1,486	$1,383	$797
Operating income as a percentage of net sales	2.8%	2.6%	1.5%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future. Management uses such information to better measure underlying operating results in the segment.

Net sales for the Sam's Club segment increased $1.0 billion or 1.6% for fiscal 2020 and decreased $1.4 billion or 2.3% for fiscal 2019, when compared to the previous fiscal year. For fiscal 2020, the increases were primarily due to comparable sales, including fuel, of 1.6%. Comparable sales benefited from growth in transactions and higher fuel sales, which were partially offset by lower ticket due to our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 1.5% to comparable sales. For fiscal 2019, the decrease was primarily due to a $4.5 billion decrease in net sales resulting from the net closure of 63 clubs during fiscal 2018, as well as reduced tobacco sales due to our decision to remove tobacco from certain locations. These decreases were partially offset by increases in comparable sales, which were benefited by transfers of sales from our closed clubs to our existing clubs. Sam's Club eCommerce sales positively contributed approximately 0.9% to comparable sales for fiscal 2019. Additional fuel sales of $0.7 billion partially offset the decreases in net sales for fiscal 2019.
Gross profit rate decreased 11 basis points for fiscal 2020 and remained relatively flat for fiscal 2019, when compared to the previous fiscal year. The gross profit rate decreased due to investments in price and higher eCommerce fulfillment costs, partially offset by reduced tobacco sales, which have lower margins. For fiscal 2019, gross profit rate was benefited by lapping the impact of markdowns to liquidate inventory related to club closures in fiscal 2018 and decreased tobacco sales in fiscal 2019. This benefit to the gross profit rate was offset by higher transportation costs and eCommerce shipping costs, investments in price and increased shrink in fiscal 2019.
Membership and other income increased 4.7% and 2.6% for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, the increase was primarily due to growth in total members, which benefited from higher overall renewal rates and higher Plus Member penetration along with gains on property sales and other income. For fiscal 2019, the increase was due to an increase of 1.5% in membership income resulting from increased Plus Member penetration and gains on property sales. These increases were partially offset by lower recycling income when compared to the previous fiscal year.
Operating expenses as a percentage of segment net sales decreased 19 and 99 basis points for fiscal 2020 and 2019, respectively, when compared to the previous fiscal year. For fiscal 2020, the decrease was primarily the result of lower labor-related costs and a charge of approximately $50 million related to lease exit costs in the prior comparable period. These benefits were partially offset by a reduction in sales of tobacco and a higher level of technology investment. For fiscal 2019, the decrease in operating expenses as a percentage of segment net sales was primarily due to a charge of approximately $0.6 billion in the prior year's comparable period related to club closures and discontinued real estate projects.
As a result of the factors discussed above, segment operating income increased $122 million for fiscal 2020 and increased $605 million for fiscal 2019, when compared to the previous fiscal year.
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
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Net cash provided by operating activities	$25,255	$27,753	$28,337
Net cash provided by operating activities was $25.3 billion, $27.8 billion and $28.3 billion for fiscal 2020, 2019 and 2018, respectively. Net cash provided by operating activities for fiscal 2020 decreased when compared to the previous fiscal year primarily due to the contribution to our Asda pension plan in anticipation of its future settlement, the inclusion of a full year of Flipkart operations, and the timing of vendor payments. The decrease in net cash provided by operating activities for fiscal 2019, when compared to the previous fiscal year, was primarily due to timing of vendor payments, partially offset by lower tax payments mainly resulting from Tax Reform and the timing of tax payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.5 billion and $7.7 billion as of January 31, 2020 and 2019, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $16.0 billion and $15.6 billion as of January 31, 2020 and 2019, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.

We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S.  Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. While we are awaiting anticipated technical guidance from the IRS and the U.S. Treasury department, we do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
As of January 31, 2020 and 2019, cash and cash equivalents of $2.3 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.3 billion as of January 31, 2020, approximately $0.6 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Net cash used in investing activities	$(9,128)	$(24,036)	$(9,079)
Net cash used in investing activities was $9.1 billion, $24.0 billion and $9.1 billion for fiscal 2020, 2019 and 2018, respectively, and generally consisted of payments for business acquisitions and to expand our eCommerce capabilities, invest in other technologies, remodel existing stores and club and add new stores and clubs. Net cash used in investing activities decreased $14.9 billion for fiscal 2020 when compared to the previous fiscal year primarily as a result of the $13.8 billion payment for the acquisition of Flipkart, net of cash acquired, as well as payments for other, smaller acquisitions in fiscal 2019. Net cash used in investing activities increased $15.0 billion for fiscal 2019 when compared to the previous fiscal year, primarily due to the previously mentioned fiscal 2019 acquisitions. Additionally, refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2020 and 2019.
Growth Activities
For the fiscal year ending January 31, 2021 ("fiscal 2021"), we project capital expenditures will be approximately $11 billion, with a focus on store remodels and customer initiatives, eCommerce, technology, and supply chain. We also expect to add approximately 250 new stores in Walmart International, primarily in Mexico and China.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Net cash used in financing activities	$(14,299)	$(2,537)	$(19,875)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Fiscal 2020 net cash used in financing activities increased $11.8 billion when compared to the same period in the previous fiscal year. The increase was primarily due to the $15.9 billion of net proceeds received in the prior year from the issuance of long-term debt to fund a portion of the purchase price for Flipkart partially offset by $5.5 billion of additional long-term debt in the current year to fund general business operations. Fiscal 2019 net cash used in financing activities decreased $17.3 billion for fiscal 2019 when compared to the same period in the previous fiscal year. The decrease was primarily due to the $15.9 billion of net proceeds received from the issuance of long-term debt to fund a portion of the purchase price for Flipkart and for general corporate purposes, as well as a decrease in share repurchases due to the suspension of repurchases in anticipation of the Flipkart announcement.
Short-term Borrowings
Net cash flows used in short-term borrowings increased in fiscal 2020 and were relatively flat in fiscal 2019. We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. For fiscal 2020, the additional cash used in short-term borrowings was primarily due to long-term debt issuances being used to pay down short-term borrowings.
The following table includes additional information related to the Company's short-term borrowings for fiscal 2020, 2019 and 2018:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Maximum amount outstanding at any month-end	$13,315	$13,389	$11,386
Average daily short-term borrowings	7,120	10,625	8,131
Annual weighted-average interest rate	2.5%	2.4%	1.3%
In addition to our short-term borrowings, we have $15.0 billion of various undrawn committed lines of credit in the U.S. and approximately $2.9 billion of various undrawn committed lines of credit outside of the U.S., as of January 31, 2020, that provide additional liquidity, if needed.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2019	$1,876	$43,520	$45,396
Proceeds from issuance of long-term debt	—	5,492	5,492
Payments of long-term debt	(1,907)	—	(1,907)
Reclassifications of long-term debt	5,378	(5,378)	—
Other	15	80	95
Balances as of January 31, 2020	$5,362	$43,714	$49,076
Our total long-term debt increased $3.7 billion for fiscal 2020, primarily due to the net proceeds from issuance of long-term debt in both April 2019 and September 2019 to fund general business operations, partially offset by repayments of long-term debt.
Dividends
Our total dividend payments were $6.0 billion, $6.1 billion and $6.1 billion for fiscal 2020, 2019 and 2018, respectively. The Board of Directors approved, effective February 18, 2020, the fiscal 2021 annual dividend of $2.16 per share, an increase over the fiscal 2020 annual dividend of $2.12 per share. For fiscal 2021, the annual dividend will be paid in four quarterly installments of $0.54 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2020	April 6, 2020
May 8, 2020	June 1, 2020
August 14, 2020	September 8, 2020
December 11, 2020	January 4, 2021
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2020 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of January 31, 2020, authorization for $5.7 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2020, 2019 and 2018:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2020	2019	2018
Total number of shares repurchased	53.9	79.5	104.9
Average price paid per share	$105.98	$93.18	$79.11
Total amount paid for share repurchases	$5,717	$7,410	$8,296
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2020, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Contractual Obligations
The following table sets forth certain information concerning our obligations to make contractual future payments, such as debt and lease agreements, and certain contingent commitments as of January 31, 2020:

		Payments Due During Fiscal Years Ending January 31,
(Amounts in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Recorded contractual obligations(3):
Long-term debt(1)	$49,180	$5,362	$5,839	$9,019	$28,960
Short-term borrowings	575	575	—	—	—
Operating lease obligations(2)	26,257	2,587	4,496	3,660	15,514
Finance lease obligations and other(2)(3)	10,254	1,000	1,729	1,298	6,227
Unrecorded contractual obligations:
Estimated interest on long-term debt	22,957	1,780	3,268	2,872	15,037
Syndicated and other letters of credit	1,987	1,987	—	—	—
Purchase obligations	12,782	5,912	4,318	1,480	1,072
Total contractual obligations	$123,992	$19,203	$19,650	$18,329	$66,810

(1)	Long-term debt includes the fair value of our derivatives designated as fair value hedges.

(2)
Represents our contractual obligations to make future payments under non-cancelable operating leases and finance lease agreements, both of which are recorded on the balance sheet at their present value. Refer to Note 7 to our Consolidated Financial Statements for additional information regarding operating and finance leases.

(3)	Finance lease obligations and other includes contractual obligations under other financing obligations of $1.4 billion.
Under the terms of the sale of the majority stake of Walmart Brazil, we agreed to indemnify Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate. As of January 31, 2020, the indemnification liability recorded was $0.7 billion and included in deferred income taxes and other in the Company's Consolidated Balance Sheet.
Additionally, we have $15.0 billion of various undrawn committed lines of credit in the U.S. and approximately $2.9 billion of various undrawn committed lines of credit outside of the U.S. which, if drawn upon, would be included in the current liabilities section of the Company's Consolidated Balance Sheets.
Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2020, and assumes interest rates remain at current levels for our variable rate debt.
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
In addition to the amounts shown in the table above, $1.8 billion of unrecognized tax benefits are considered uncertain tax positions and have been recorded as liabilities. The timing of the payment, if any, associated with these liabilities is uncertain. Refer to Note 9 to our Consolidated Financial Statements for additional discussion of unrecognized tax benefits.
Off Balance Sheet Arrangements
As of January 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Other Matters
We discuss our recently resolved FCPA investigation in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We discuss our "Asda Equal Value Claims" which includes certain existing employment claims against our United Kingdom subsidiary, ASDA Stores, Ltd., including certain risks arising therefrom, in Part I, Item 1A of this Form 10-K under the caption "Risk Factors" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We also discuss the National Prescription Opiate Litigation and related matters including certain risks arising therefrom, in Part I, Item 1A of this Form 10-K under the caption "Risk Factors" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies," and appears elsewhere herein. We also discuss various legal proceedings related to the Asda Equal Value Claims and National Prescription Opiate Litigation in Part I, Item 3 herein under the caption "Legal Proceedings." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingencies of the Company that may or may not result in the Company incurring a material liability upon their final resolution.
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
Inventories
We value inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for Walmart U.S. segment's inventories. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. When necessary, we record a LIFO provision for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. Our LIFO provision is calculated based on inventory levels, markup rates and internally generated retail price indices. As a measure of sensitivity, a 1% increase to our retail price indices would not have resulted in a decrease to the carrying value of inventory. As of January 31, 2020 and 2019, our inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Impairment of Assets
We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. The variability of these factors depends on a number of conditions, including uncertainty about future events and changes in demographics. Thus, our accounting estimates may change from period to period. These factors could cause management to conclude that indicators of impairment exist and require impairment tests be performed, which could result in management determining the value of long-lived assets is impaired, resulting in a write-down of the related long-lived assets. Impairment charges recorded in fiscal 2020 were immaterial. As a measure of sensitivity, fiscal 2020 impairment would not change materially with a 10% decrease in the undiscounted cash flows for the stores or clubs with indicators of impairment. While fiscal 2019 included a pre-tax loss of $4.8 billion related to the sale of the majority stake in Walmart Brazil, which included full impairment of all related-assets, there were no other material impairment charges for fiscal 2019.
Business Combinations, Goodwill, and Acquired Intangible Assets
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.
Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2020, our reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of goodwill, as the fair value significantly exceeded the carrying value. Our indefinite-lived acquired intangible assets have also historically generated sufficient returns to recover their cost; however, due to certain strategic restructuring decisions in fiscal 2020, we recorded approximately $0.7 billion in impairment related to acquired trade names and acquired developed software. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted.
Contingencies
We are involved in a number of legal proceedings. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Note 10 in the Notes to our Consolidated Financial Statements, and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, financial position, results of operations or cash flows.
Income Taxes
Income taxes have a significant effect on our net earnings. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws. Our effective income tax rate is affected by many factors, including changes in our assessment of certain tax contingencies, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally higher than the U.S. statutory rate, and may fluctuate as a result.
Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. We account for uncertain tax positions by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This determination requires the use of judgment in evaluating our tax positions and assessing the timing and amounts of deductible and taxable items.
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that a portion is not more likely than not to be realized. Many factors are considered when assessing whether it is more likely than not that the deferred tax assets will be realized, including recent cumulative earnings, expectations of future taxable income, carryforward periods and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. This evaluation relies on estimates.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2020, the net fair value of our interest rate swaps increased $175 million primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2020.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$575	$—	$—	$—	$—	$—	$575
Weighted-average interest rate	5.0%	—%	—%	—%	—%	—%	5.0%
Long-term debt(1):
Fixed rate	$4,612	$2,366	$2,802	$4,670	$4,400	$28,726	$47,576
Weighted-average interest rate	2.8%	3.8%	1.7%	3.2%	2.7%	4.4%	3.8%
Variable rate	$750	$750	$—	$—	$—	$—	$1,500
Weighted-average interest rate	2.0%	2.2%	—%	—%	—%	—%	2.1%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$750	$—	$—	$1,750	$1,500	$—	$4,000
Weighted-average pay rate	3.2%	—%	—%	2.2%	2.8%	—%	2.6%
Weighted-average receive rate	3.3%	—%	—%	2.6%	3.3%	—%	3.0%

(1)	The long-term debt amounts in the table exclude the Company's derivatives classified as fair value hedges.
As of January 31, 2020, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 12% of our total short-term and long-term debt. Based on January 31, 2020 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $61 million.

Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the U.S, as well our foreign-currency-denominated long-term debt. For fiscal 2020, movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries in the UK and Mexico were the primary cause of the $0.3 billion gain in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $241 million and asset position of $62 million as of January 31, 2020 and January 31, 2019, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily the strengthening of the U.S. dollar relative to other currencies in fiscal 2020. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $173 million. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2020 would have resulted in a change in the value of the swaps of $42 million.
In addition to currency swaps, we also hedge a portion of our foreign currency risk by designating foreign-currency-denominated long-term debt as nonderivative hedges of net investments of certain of our foreign operations. We had outstanding long-term debt of £1.7 billion as of January 31, 2020 and January 31, 2019 that was designated as a hedge of our net investment in the UK. As of January 31, 2020, a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the British pound would have resulted in a change in the value of the debt of $201 million. In addition, we had outstanding long-term debt of ¥180 billion as of January 31, 2020 and January 31, 2019 that was designated as a hedge of our net investment in Japan. As of January 31, 2020, a hypothetical 10% change in value of the U.S. dollar relative to the Japanese yen would have resulted in a change in the value of the debt of $150 million.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to changes in the JD.com ("JD") stock price as a result of our equity investment in JD. The change in fair value is recorded within other gains and losses resulted in a gain of $1.9 billion in fiscal 2020 due to an increase in the stock price of JD. As of January 31, 2020, the fair value of our equity investment in JD was $5.4 billion. As of January 31, 2020, a hypothetical 10% change in the stock price of JD would have changed our investment in JD by approximately $550 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for leases effective February 1, 2019, due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2020, the Company is involved in a number of legal proceedings and has made accruals with respect to certain of these matters. For other matters, a liability is not probable, or the amount cannot be reasonably estimated and therefore an accrual has not been made. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management assessed the probability of occurrence and the estimation of any potential loss based on the ability to predict the number of claims that may be filed or whether any loss or range of loss can be reasonably estimated. For example, in assessing the probability of occurrence in a particular legal proceeding, management exercises judgment to determine if it can predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management’s accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies. For example, we tested controls over the Company’s assessment of the likelihood of loss and the Company’s determinations regarding the measurement of loss.
To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the board of directors and committees of the board of directors, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from internal and external counsel, and evaluated the current status of contingencies based on discussions with internal legal counsel. We also evaluated the appropriateness of the related disclosures.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
At January 31, 2020, the Company has $5.2 billion of indefinite-lived intangible assets. As disclosed in Notes 1, 8 and 12 to the Consolidated Financial Statements, these assets are evaluated for impairment at least annually using valuation techniques to estimate fair value. These fair value estimates are sensitive to certain significant assumptions including revenue growth rates, discount rates, and royalty rates.
Auditing management’s annual indefinite-lived intangible assets impairment tests was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the indefinite-lived intangibles. For example, the fair value estimates are sensitive to significant assumptions identified above that are affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. Our procedures included testing controls over management’s review of the significant assumptions described above used to estimate the fair values of the indefinite-lived intangible assets.
To test the estimated fair values of the indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies used to determine the fair value, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company. For example, we evaluated management’s forecasted revenue growth rates used in the fair value estimates by comparing those assumptions to the historical results of the Company and current industry, market and economic forecasts. We involved a valuation specialist to assist in evaluating the valuation methodologies and the significant assumptions such as discount rates and royalty rates. Additionally, we performed sensitivity analyses of significant assumptions to evaluate the effect on the fair value estimates of the indefinite-lived intangible assets.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1969.

Rogers, Arkansas
March 20, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Walmart Inc. as of January 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and our report dated March 20, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Rogers, Arkansas
March 20, 2020

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2020	2019	2018
Revenues:
Net sales	$519,926	$510,329	$495,761
Membership and other income	4,038	4,076	4,582
Total revenues	523,964	514,405	500,343
Costs and expenses:
Cost of sales	394,605	385,301	373,396
Operating, selling, general and administrative expenses	108,791	107,147	106,510
Operating income	20,568	21,957	20,437
Interest:
Debt	2,262	1,975	1,978
Finance, capital lease and financing obligations	337	371	352
Interest income	(189)	(217)	(152)
Interest, net	2,410	2,129	2,178
Loss on extinguishment of debt	—	—	3,136
Other (gains) and losses	(1,958)	8,368	—
Income before income taxes	20,116	11,460	15,123
Provision for income taxes	4,915	4,281	4,600
Consolidated net income	15,201	7,179	10,523
Consolidated net income attributable to noncontrolling interest	(320)	(509)	(661)
Consolidated net income attributable to Walmart	$14,881	$6,670	$9,862

Net income per common share:
Basic net income per common share attributable to Walmart	$5.22	$2.28	$3.29
Diluted net income per common share attributable to Walmart	5.19	2.26	3.28

Weighted-average common shares outstanding:
Basic	2,850	2,929	2,995
Diluted	2,868	2,945	3,010

Dividends declared per common share	$2.12	$2.08	$2.04
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Consolidated net income	$15,201	$7,179	$10,523
Consolidated net income attributable to noncontrolling interest	(320)	(509)	(661)
Consolidated net income attributable to Walmart	14,881	6,670	9,862

Other comprehensive income (loss), net of income taxes
Currency translation and other	286	(226)	2,540
Net investment hedges	122	272	(405)
Cash flow hedges	(399)	(290)	437
Minimum pension liability	(1,244)	131	147
Unrealized gain on available-for-sale securities	—	—	1,501
Other comprehensive income (loss), net of income taxes	(1,235)	(113)	4,220
Other comprehensive (income) loss attributable to noncontrolling interest	(28)	188	(169)
Other comprehensive income (loss) attributable to Walmart	(1,263)	75	4,051

Comprehensive income, net of income taxes	13,966	7,066	14,743
Comprehensive income attributable to noncontrolling interest	(348)	(321)	(830)
Comprehensive income attributable to Walmart	$13,618	$6,745	$13,913
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,465	$7,722
Receivables, net	6,284	6,283
Inventories	44,435	44,269
Prepaid expenses and other	1,622	3,623
Total current assets	61,806	61,897

Property and equipment, net	105,208	104,317
Operating lease right-of-use assets	17,424	—
Finance lease right-of-use assets, net	4,417	—
Property under capital lease and financing obligations, net	—	7,078
Goodwill	31,073	31,181
Other long-term assets	16,567	14,822
Total assets	$236,495	$219,295

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$575	$5,225
Accounts payable	46,973	47,060
Accrued liabilities	22,296	22,159
Accrued income taxes	280	428
Long-term debt due within one year	5,362	1,876
Operating lease obligations due within one year	1,793	—
Finance lease obligations due within one year	511	—
Capital lease and financing obligations due within one year	—	729
Total current liabilities	77,790	77,477

Long-term debt	43,714	43,520
Long-term operating lease obligations	16,171	—
Long-term finance lease obligations	4,307	—
Long-term capital lease and financing obligations	—	6,683
Deferred income taxes and other	12,961	11,981

Commitments and contingencies

Equity:
Common stock	284	288
Capital in excess of par value	3,247	2,965
Retained earnings	83,943	80,785
Accumulated other comprehensive loss	(12,805)	(11,542)
Total Walmart shareholders' equity	74,669	72,496
Noncontrolling interest	6,883	7,138
Total equity	81,552	79,634
Total liabilities and equity	$236,495	$219,295
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2017	3,048	$305	$2,371	$89,354	$(14,232)	$77,798	$2,737	$80,535
Consolidated net income	—	—	—	9,862	—	9,862	661	10,523
Other comprehensive income (loss), net of income taxes	—	—	—	—	4,051	4,051	169	4,220
Cash dividends declared ($2.04 per share)	—	—	—	(6,124)	—	(6,124)	—	(6,124)
Purchase of Company stock	(103)	(10)	(219)	(7,975)	—	(8,204)	—	(8,204)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(687)	(687)
Other	7	—	496	(10)	—	486	73	559
Balances as of January 31, 2018	2,952	295	2,648	85,107	(10,181)	77,869	2,953	80,822
Adoption of new accounting standards on February 1, 2018, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	6,670	—	6,670	509	7,179
Other comprehensive income (loss), net of income taxes	—	—	—	—	75	75	(188)	(113)
Cash dividends declared ($2.08 per share)	—	—	—	(6,102)	—	(6,102)	—	(6,102)
Purchase of Company stock	(80)	(8)	(245)	(7,234)	—	(7,487)	—	(7,487)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(488)	(488)
Noncontrolling interest of acquired entity	—	—	—	—	—	—	4,345	4,345
Other	6	1	562	(17)	—	546	8	554
Balances as of January 31, 2019	2,878	288	2,965	80,785	(11,542)	72,496	7,138	79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	14,881	—	14,881	320	15,201
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,263)	(1,263)	28	(1,235)
Cash dividends declared ($2.12 per share)	—	—	—	(6,048)	—	(6,048)	—	(6,048)
Purchase of Company stock	(53)	(5)	(199)	(5,435)	—	(5,639)	—	(5,639)
Cash dividends declared to noncontrolling interest	—	—	—	—	—	—	(475)	(475)
Other	7	1	481	26	—	508	(94)	414
Balances as of January 31, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Cash flows from operating activities:
Consolidated net income	$15,201	$7,179	$10,523
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,987	10,678	10,529
Unrealized (gains) and losses	(1,886)	3,516	—
(Gains) and losses for disposal of business operations	15	4,850	—
Asda pension contribution	(1,036)	—	—
Deferred income taxes	320	(499)	(304)
Loss on extinguishment of debt	—	—	3,136
Other operating activities	1,981	1,734	1,210
Changes in certain assets and liabilities, net of effects of acquisitions:
Receivables, net	154	(368)	(1,074)
Inventories	(300)	(1,311)	(140)
Accounts payable	(274)	1,831	4,086
Accrued liabilities	186	183	928
Accrued income taxes	(93)	(40)	(557)
Net cash provided by operating activities	25,255	27,753	28,337

Cash flows from investing activities:
Payments for property and equipment	(10,705)	(10,344)	(10,051)
Proceeds from the disposal of property and equipment	321	519	378
Proceeds from the disposal of certain operations	833	876	1,046
Payments for business acquisitions, net of cash acquired	(56)	(14,656)	(375)
Other investing activities	479	(431)	(77)
Net cash used in investing activities	(9,128)	(24,036)	(9,079)

Cash flows from financing activities:
Net change in short-term borrowings	(4,656)	(53)	4,148
Proceeds from issuance of long-term debt	5,492	15,872	7,476
Repayments of long-term debt	(1,907)	(3,784)	(13,061)
Premiums paid to extinguish debt	—	—	(3,059)
Dividends paid	(6,048)	(6,102)	(6,124)
Purchase of Company stock	(5,717)	(7,410)	(8,296)
Dividends paid to noncontrolling interest	(555)	(431)	(690)
Purchase of noncontrolling interest	—	—	(8)
Other financing activities	(908)	(629)	(261)
Net cash used in financing activities	(14,299)	(2,537)	(19,875)

Effect of exchange rates on cash, cash equivalents and restricted cash	(69)	(438)	487

Net increase (decrease) in cash, cash equivalents and restricted cash	1,759	742	(130)
Cash, cash equivalents and restricted cash at beginning of year	7,756	7,014	7,144
Cash, cash equivalents and restricted cash at end of year	$9,515	$7,756	$7,014

Supplemental disclosure of cash flow information:
Income taxes paid	$3,616	$3,982	$6,179
Interest paid	2,464	2,348	2,450
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers. Each week, the Company serves over 265 million customers who visit approximately 11,500 stores and numerous eCommerce websites under 56 banners in 27 countries.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2020 ("fiscal 2020"), January 31, 2019 ("fiscal 2019") and January 31, 2018 ("fiscal 2018"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2020 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1.7 billion and $1.4 billion as of January 31, 2020 and 2019, respectively.
The Company's cash balances are held in various locations around the world. Most of the Company's $9.5 billion and $7.7 billion of cash and cash equivalents as of January 31, 2020 and January 31, 2019 were held outside of the U.S. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2020 and 2019, cash and cash equivalents of approximately $2.3 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.3 billion as of January 31, 2020, approximately $0.6 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of Flipkart Private Limited ("Flipkart") minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: customers, which also includes insurance companies resulting from pharmacy sales, banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. As of January 31, 2020 and January 31, 2019, receivables from transactions with customers, net were $2.9 billion and $2.5 billion, respectively.

Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for the Walmart U.S. segment's inventories. The inventory for the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. As of January 31, 2020 and January 31, 2019, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Assets Held for Sale
Assets held for sale represent components and businesses that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in the Company's financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.  The Company reviews all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.  As of January 31, 2020 and January 31, 2019, immaterial amounts for assets and liabilities held for sale were classified in prepaid expenses and other and accrued liabilities, respectively, in the Consolidated Balance Sheets.
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

		As of January 31,
(Amounts in millions)	Estimated Useful Lives	2020	2019
Land	N/A	$24,619	$24,526
Buildings and improvements	3-40 years	105,674	101,006
Fixtures and equipment	1-30 years	58,607	54,488
Transportation equipment	3-15 years	2,377	2,316
Construction in progress	N/A	3,751	3,474
Property and equipment		195,028	185,810
Accumulated depreciation		(89,820)	(81,493)
Property and equipment, net		$105,208	$104,317

Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and financing obligations, property under capital leases and intangible assets for fiscal 2020, 2019 and 2018 was $11.0 billion, $10.7 billion and $10.5 billion, respectively.
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
The adoption of this ASU and related amendments resulted in a $14.8 billion increase to total assets and a $15.1 billion increase to total liabilities in the first quarter of fiscal 2020. In the first quarter of fiscal 2020, the Company recognized $16.8 billion and $17.5 billion of operating lease right-of-use assets and operating lease obligations, respectively, and removed $2.2 billion and $1.7 billion, respectively, of assets and liabilities related to financial obligations connected with the construction of leased stores. Several other asset and liability line items in the Company's Consolidated Balance Sheet were also impacted by immaterial amounts. Additionally, the adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 billion, net of tax, which primarily consisted of the recognition of impairment. The Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows were immaterially impacted. Accounting policies as a result of the adoption of this ASU are described below.  Refer to Note 7 for additional lease disclosures.
For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
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
Impairment of Long-Lived Assets
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
Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2020, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill is evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. After evaluation, management determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
The following table reflects goodwill activity, by reportable segment, for fiscal 2020 and 2019:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2018	$2,445	$15,484	$313	$18,242
Changes in currency translation and other	—	(743)	—	(743)
Acquisitions (1)	107	13,575	—	13,682
Balances as of January 31, 2019	2,552	28,316	313	31,181
Changes in currency translation and other	—	(149)	—	(149)
Acquisitions	41	—	—	41
Balances as of January 31, 2020	$2,593	$28,167	$313	$31,073

(1) Goodwill recorded in fiscal 2019 for Walmart International relates to Flipkart.
Intangible assets are included in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2020 and 2019, the Company had $5.2 billion and $5.8 billion, respectively, in indefinite-lived intangible assets which is primarily made up of acquired trade names. Refer to Note 12 for additional information related to acquired intangible assets for the Flipkart acquisition. During fiscal 2020, the Company incurred approximately $0.7 billion in impairment charges related to its intangible assets. There were no significant impairment charges related to intangible assets for fiscal 2019 and 2018. Refer to Note 8 for additional information.

Fair Value Measurement
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments–Overall (Topic 825), which updated certain aspects of recognition, measurement, presentation and disclosure of financial instruments ("ASU 2016-01"). The Company adopted this ASU on February 1, 2018, which primarily impacted the Company's accounting for its investment in JD.com, Inc. ("JD") and resulted in a positive adjustment to retained earnings of approximately $2.6 billion, net of tax, in fiscal 2019 based on the market value of the Company's investment in JD as of January 31, 2018. The adoption required prospective changes in fair value of the Company's investment in JD to be recorded in the Consolidated Statement of Income, which the Company classifies in other gains and losses.
The Company records and discloses certain financial and non-financial assets and liabilities at fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. The fair value of a liability is the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Refer to Note 8 for more information.
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
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated only "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company’s collateral arrangements requires the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received under these arrangements was not significant as of January 31, 2020 and 2019. The Company was not required to provide any cash collateral to counterparties as of January 31, 2020 and 2019.
In order to qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. If a derivative is recorded using hedge accounting, depending on the nature of the hedge, derivative gains and losses are recorded through the same financial statement line item in earnings or are recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings. Derivatives with an unrealized gain are recorded in the Company's Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and derivatives with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date. Refer to Note 8 for the presentation of the Company's derivative assets and liabilities.
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of these interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. These derivatives will mature on dates ranging from October 2020 to April 2024.
Cash Flow Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The Company records changes in the fair value of these swaps in accumulated other comprehensive loss which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives will mature on dates ranging from April 2022 to March 2034.
Net Investment Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with net investments of certain of its foreign operations. The Company records changes in fair value attributable to the hedged risk in accumulated other comprehensive loss. These derivatives will mature on dates ranging from July 2020 to February 2030. The Company also designated certain foreign currency denominated long-term debt as a hedge of currency exposure associated with the net investment of these operations. The Company records foreign currency gain or loss associated with designated long-term debt in accumulated other comprehensive loss. As of January 31, 2020 and 2019, the Company had $3.9 billion, respectively, of outstanding long-term debt designated as net investment hedges.
These derivative and non-derivative gains or losses continue to defer in accumulated other comprehensive loss until the sale or substantial liquidation of these foreign operations.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that a portion is not more likely than not to be realized. Many factors are considered when assessing whether it is more likely than not that the deferred tax assets will be realized, including recent cumulative earnings, expectations of future taxable income, carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely on estimates.
The Tax Cuts and Jobs Act contains a provision which subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low–taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.
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
Revenue Recognition
Net Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise or services to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Estimated sales returns are calculated based on expected returns.
Membership Fee Revenue
The Company recognizes membership fee revenue both in the U.S. and internationally over the term of the membership, which is typically 12 months. Membership fee revenue was $1.5 billion for fiscal 2020 and $1.4 billion for each of fiscal 2019 and 2018, respectively. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets.
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
Advertising Costs
Advertising costs are expensed as incurred, consist primarily of print, television and digital advertisements and are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. In certain limited situations, reimbursements from suppliers that are for specific, incremental and identifiable advertising costs are recognized as a reduction of advertising costs in operating, selling, general and administrative expenses. Advertising costs were $3.7 billion, $3.5 billion and $3.1 billion for fiscal 2020, 2019 and 2018, respectively.
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
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU on February 1, 2020 with no material impact to the Company's Consolidated Financial Statements.
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2020, 2019 and 2018.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2020	2019	2018
Numerator
Consolidated net income	$15,201	$7,179	$10,523
Consolidated net income attributable to noncontrolling interest	(320)	(509)	(661)
Consolidated net income attributable to Walmart	$14,881	$6,670	$9,862

Denominator
Weighted-average common shares outstanding, basic	2,850	2,929	2,995
Dilutive impact of stock options and other share-based awards	18	16	15
Weighted-average common shares outstanding, diluted	2,868	2,945	3,010

Net income per common share attributable to Walmart
Basic	$5.22	$2.28	$3.29
Diluted	5.19	2.26	3.28

Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 11.0 billion, of which 2.8 billion and 2.9 billion were issued and outstanding as of January 31, 2020 and 2019, respectively.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $854 million, $773 million and $626 million for fiscal 2020, 2019 and 2018, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $202 million, $181 million and $150 million for fiscal 2020, 2019 and 2018, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Restricted stock and performance share units	$270	$293	$234
Restricted stock units	553	456	368
Other	31	24	24
Share-based compensation expense	$854	$773	$626

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
The Plan's award types are summarized as follows:

•
Restricted Stock and Performance Share Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance share units vest based on the passage of time and achievement of performance criteria and may range from 0% to 150% of the original award amount. Vesting periods for these awards are generally between one and three years. Restricted stock and performance share units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance share units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance share units in fiscal 2020, 2019 and 2018 was 5.1%, 6.2% and 7.2%, respectively.

•
Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2020, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. Prior to fiscal 2020, 50% of restricted stock units generally vested three years from the grant date and the remaining 50% were vested five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2020, 2019 and 2018 was 4.9%, 7.2% and 9.0%, respectively.
In addition to the Plan, the Company's United Kingdom subsidiary has stock option plans for certain colleagues which generally vest over three years. The stock option share-based compensation expense is included in the Other line in the table above.
Flipkart also maintains a stock option plan primarily for the benefit of employees and nonemployee directors under which options to acquire Flipkart common shares may be issued. The grants have no exercise price and no compensation expense was recognized during fiscal 2020 or fiscal 2019 where a performance condition was not deemed probable of occurring.
The following table shows the activity for restricted stock and performance share units and restricted stock units during fiscal 2020:

	Restricted Stock and Performance Share Units		Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2019	8,799	$75.39	23,955	$70.47
Granted	3,354	100.38	8,504	95.92
Adjustment for performance achievement(1)	898	64.50	—	—
Vested/exercised	(5,365)	67.96	(6,496)	68.13
Forfeited	(1,641)	82.77	(2,702)	78.86
Outstanding as of January 31, 2020	6,045	$93.04	23,261	$79.51

(1)	Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock and performance share units and restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2020	2019	2018
Fair value of restricted stock and performance share units vested	$365	$183	$181
Fair value of restricted stock units vested	442	386	344
Unrecognized compensation cost for restricted stock and performance share units	326	362	291
Unrecognized compensation cost for restricted stock units	1,096	1,002	972
Weighted average remaining period to expense for restricted stock and performance share units (years)	1.4	1.1	1.2
Weighted average remaining period to expense for restricted stock units (years)	1.3	1.6	1.8

Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2020 were made under the current $20.0 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of January 31, 2020, authorization for 5.7 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2020, 2019 and 2018:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2020	2019	2018
Total number of shares repurchased	53.9	79.5	104.9
Average price paid per share	$105.98	$93.18	$79.11
Total cash paid for share repurchases	$5,717	$7,410	$8,296

Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2020, 2019, and 2018:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2017	$(14,507)	$1,435	$145	$(315)	$(990)	$(14,232)
Other comprehensive income (loss) before reclassifications, net	2,345	(405)	1,501	436	83	3,960
Amounts reclassified from accumulated other comprehensive loss, net	26	—	—	1	64	91
Balances as of January 31, 2018	(12,136)	1,030	1,646	122	(843)	(10,181)
Adoption of new accounting standards on February 1, 2018(1)	89	93	(1,646)	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net	(2,093)	272	—	(339)	93	(2,067)
Reclassifications to income, net(2)	2,055	—	—	49	38	2,142
Balances as of January 31, 2019	(12,085)	1,395	—	(140)	(712)	(11,542)
Other comprehensive income (loss) before reclassifications, net(3)	281	122	—	(399)	(1,283)	(1,279)
Reclassifications to income, net	(23)	—	—	—	39	16
Balances as of January 31, 2020	$(11,827)	$1,517	$—	$(539)	$(1,956)	$(12,805)
(1) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(2) Includes a cumulative foreign currency translation loss of $2.0 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Brazil (see Note 12).
(3) Primarily includes the remeasurement of Asda's pension benefit obligation subsequent to the cash contribution made by Asda, as described more fully in Note 11.
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
Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2020 and 2019:

	January 31,
(Amounts in millions)	2020	2019
Accrued wages and benefits(1)	$6,093	$6,504
Self-insurance(2)	4,469	3,979
Accrued non-income taxes(3)	3,039	2,979
Deferred gift card revenue	1,990	1,932
Other(4)	6,705	6,765
Total accrued liabilities	$22,296	$22,159

(1)	Accrued wages and benefits include accrued wages, salaries, vacation, bonuses and other incentive plans.

(2)	Self-insurance consists of insurance-related liabilities, such as workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits.

(3)	Accrued non-income taxes include accrued payroll, property, value-added, sales and miscellaneous other taxes.

(4)	Other accrued liabilities consist of various items such as interest, maintenance, utilities, legal contingencies, and advertising.

Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2020 and 2019 were $0.6 billion and $5.2 billion, respectively, with weighted-average interest rates of 5.0% and 2.7%, respectively. Short-term borrowings as of January 31, 2020 were primarily outside of the U.S.
The Company has various committed lines of credit in the U.S. totaling $15.0 billion as of January 31, 2020 and 2019, respectively. These committed lines of credit are summarized in the following table:

	January 31, 2020			January 31, 2019
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000

(1)	In May 2019, the Company renewed and extended its existing five-year credit facility and its existing 364-day revolving credit facility, both of which are used to support its commercial paper program.
The committed lines of credit in the table above mature at various times between May 2020 and May 2024, carry interest rates generally ranging between LIBOR plus 10 basis points and LIBOR plus 75 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company also maintains other committed lines of credit outside of the U.S., with available amounts of approximately $3.0 billion as of each of January 31, 2020 and 2019, respectively, of which approximately $0.1 billion and $0.2 billion was drawn as of January 31, 2020 and 2019, respectively.
Apart from the committed lines of credit, the Company has syndicated and fronted letters of credit available totaling $1.8 billion as of each of January 31, 2020 and 2019, respectively, of which $1.6 billion was drawn as of each of January 31, 2020 and 2019, respectively. The Company also has trade letters of credit, without stated limits, of which $0.2 billion and $0.4 billion was drawn as of January 31, 2020 and 2019, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2020 and 2019:

		January 31, 2020		January 31, 2019
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2021 - 2050	$39,752	3.8%	$35,816	3.9%
Variable	2021 - 2022	1,500	2.1%	1,800	2.9%
Total U.S. dollar denominated		41,252		37,616
Fixed	2023 - 2030	2,758	3.3%	2,870	3.3%
Variable		—		—
Total Euro denominated		2,758		2,870
Fixed	2031 - 2039	3,518	5.4%	3,524	5.4%
Variable		—		—
Total Sterling denominated		3,518		3,524
Fixed	2021 - 2028	1,652	0.4%	1,651	0.4%
Variable		—		—
Total Yen denominated		1,652		1,651
Total unsecured debt		49,180		45,661
Total other(2)		(104)		(265)
Total debt		49,076		45,396
Less amounts due within one year		(5,362)		(1,876)
Long-term debt		$43,714		$43,520

(1)	The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.

(2)	Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.

Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2021	$5,362
2022	3,009
2023	2,830
2024	4,652
2025	4,367
Thereafter	28,960
Total	$49,180

Debt Issuances
Information on long-term debt issued during fiscal 2020, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
April 23, 2019	$1,500	July 8, 2024	Fixed	2.850%	$1,493
April 23, 2019	$1,250	July 8, 2026	Fixed	3.050%	1,242
April 23, 2019	$1,250	July 8, 2029	Fixed	3.250%	1,243
September 24, 2019	$500	September 24, 2029	Fixed	2.375%	497
September 24, 2019	$1,000	September 24, 2049	Fixed	2.950%	975
Various	$42	Various	Various	Various	42
Total					$5,492

Information on long-term debt issued during fiscal 2019, to fund a portion of the purchase price for the Flipkart acquisition and for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
June 27, 2018	$750	June 23, 2020	Floating	Floating	$748
June 27, 2018	$1,250	June 23, 2020	Fixed	2.850%	1,247
June 27, 2018	$750	June 23, 2021	Floating	Floating	748
June 27, 2018	$1,750	June 23, 2021	Fixed	3.125%	1,745
June 27, 2018	$2,750	June 26, 2023	Fixed	3.400%	2,740
June 27, 2018	$1,500	June 26, 2025	Fixed	3.550%	1,490
June 27, 2018	$2,750	June 26, 2028	Fixed	3.700%	2,725
June 27, 2018	$1,500	June 28, 2038	Fixed	3.950%	1,473
June 27, 2018	$3,000	June 29, 2048	Fixed	4.050%	2,935
Various	$21	Various	Various	Various	21
Total					$15,872

The fiscal 2020 and fiscal 2019 issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase company stock.
Repayments
The following table provides details of debt repayments during fiscal 2020:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 1, 2019	$500	Fixed	4.125%	$364
October 20, 2019	$300	Floating	Floating	300
October 20, 2019	$1,200	Fixed	1.750%	1,200
Various(1)	$43	Various	Various	43
Total repayment of matured debt				$1,907

(1) Includes repayments of smaller long-term debt as it matured in several non-U.S. operations.

The following table provides details of debt repayments during fiscal 2019:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 15, 2018	$1,250	Fixed	5.800%	$1,250
April 11, 2018	$1,250	Fixed	1.125%	1,250
June 1, 2018	$500	Floating	Floating	500
December 15, 2018	$724	Fixed	1.950%	724
Various(1)	$60	Various	Various	60
Total repayment of matured debt				$3,784
(1) Includes repayments of smaller long-term debt as it matured in several non-U.S. operations.
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally.
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

(Amounts in millions)	Fiscal Year Ended January 31, 2020
Operating lease cost(1)	$2,670
Finance lease cost:
Amortization of right-of-use assets	480
Interest on lease obligations	306
Variable lease cost	691

(1) Rentals (including amounts applicable to taxes, insurance, maintenance, other operating expenses and contingent rentals) under operating leases and other short-term rental arrangements were $3.0 billion and $2.9 billion in fiscal 2019 and 2018, respectively.
Other lease information is as follows:

(Dollar amounts in millions)	Fiscal Year Ended January 31, 2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,614
Operating cash flows from finance leases	278
Financing cash flows from finance leases	485
Assets obtained in exchange for operating lease obligations	2,151
Assets obtained in exchange for finance lease obligations	1,081
Weighted-average remaining lease term - operating leases	15.6 years
Weighted-average remaining lease term - finance leases	14.4 years
Weighted-average discount rate - operating leases	5.4%
Weighted-average discount rate - finance leases	8.6%

The aggregate annual lease obligations at January 31, 2020 are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2021	$2,587	$797
2022	2,358	757
2023	2,138	640
2024	1,932	552
2025	1,728	492
Thereafter	15,514	5,612
Total undiscounted lease obligations	26,257	8,850
Less imputed interest	(8,293)	(4,032)
Net lease obligations	$17,964	$4,818

Upon adoption of ASU 2016-02, Leases (Topic 842), the Company's aggregate annual lease obligations includes leases with reasonably assured renewals. The aggregate minimum annual lease rentals as of January 31, 2019 for the remaining contractual term of non-cancelable leases under ASC 840 were as follows:

(Amounts in millions)
Fiscal Year	Operating Leases(1)	Capital Lease and Financing Obligations
2020	$1,856	$917
2021	1,655	856
2022	1,420	794
2023	1,233	667
2024	1,063	593
Thereafter	6,891	6,069
Total minimum rentals	14,118	9,896
Less estimated executory costs		23
Net minimum lease payments		9,873
Financing obligation noncash gains and other		2,278
Less imputed interest		(4,739)
Present value of minimum lease payments		$7,412

(1)	Represents minimum contractual obligation for non-cancelable leases with initial or remaining terms greater than 12 months as of January 31, 2019.
Note 8. Fair Value Measurements
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

•	The purchased portion of the investment in JD is measured using Level 1 inputs.

•
The portion of the investment in JD received in exchange for selling certain assets related to Yihaodian, the Company's former eCommerce operation in China, measured using Level 2 inputs. Fair value is determined primarily using quoted prices in active markets for similar assets.

The fair value of the Company's investment in JD is as follows:

(Amounts in millions)	Fair Value as of January 31, 2020	Fair Value as of January 31, 2019
Investment in JD measured using Level 1 inputs	$2,715	$1,791
Investment in JD measured using Level 2 inputs	2,723	1,792
Total	$5,438	$3,583

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2020 and January 31, 2019, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2020			January 31, 2019
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$97	(1)	$4,000	$(78)	(2)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	3,750	455	(1)	2,250	334	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,067	(696)	(2)	4,173	(272)	(3)
Total	$11,817	$(144)		$10,423	$(16)

(1)	Classified in Other long-term assets within the Company's Consolidated Balance Sheets.

(2)	Classified in Deferred income taxes and other within the Company's Consolidated Balance Sheets.

(3)
Approximately $350 million of cash flow hedges were classified in Deferred income taxes and other and $78 million of cash flow were classified in Other long-term assets in the Company's Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
For the fiscal year ended January 31, 2020, the Company recorded impairment charges related to assets measured at fair value on a non-recurring basis primarily related to the following:

•
in the Walmart U.S. segment, $0.5 billion in impairment charges for impaired assets consisting primarily of trade names and acquired developed software due to strategic decisions that resulted in the write-down of certain eCommerce assets; and

•
in the Walmart International segment, $0.4 billion in impairment charges consisting primarily of the write-off of the carrying value of one of Flipkart's two fashion trade names, Jabong.com, as a result of a strategic decision to focus on the Myntra.com fashion platform.

These impairment charges were classified in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Other impairment charges for assets measured at fair value on a nonrecurring basis during fiscal 2020 were immaterial.
As discussed in Note 12, the Company sold the majority stake in Walmart Brazil during fiscal 2019. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. When measured as held for sale, these assets were fully impaired as the carrying value of the disposal group exceeded the fair value, less costs to sell and contributed to a pre-tax net loss of $4.8 billion in the Walmart International segment, which was recorded in other gains and losses in the Company's Consolidated Statement of Income. Other impairment charges to assets measured at fair value on a nonrecurring basis during fiscal 2019 were immaterial.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2020 and 2019, are as follows:

	January 31, 2020		January 31, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$49,076	$57,769	$45,396	$49,570

Note 9. Taxes
The components of income (loss) before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
U.S.	$17,098	$15,875	$10,722
Non-U.S.	3,018	(4,415)	4,401
Total income before income taxes	$20,116	$11,460	$15,123

A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Current:
U.S. federal	$2,794	$2,763	$2,998
U.S. state and local	587	493	405
International	1,205	1,495	1,377
Total current tax provision	4,586	4,751	4,780
Deferred:
U.S. federal	663	(361)	(22)
U.S. state and local	35	(16)	(12)
International	(369)	(93)	(146)
Total deferred tax expense (benefit)	329	(470)	(180)
Total provision for income taxes	$4,915	$4,281	$4,600

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
The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018, in accordance with SAB 118. The Company elected to apply the measurement period provisions of this guidance to certain income tax effects of the Tax Act when it became effective. The provisional measurement period ended in the fourth quarter of fiscal 2019.  Management completed the Company's accounting for Tax Reform in fiscal 2019 based on prevailing regulations and currently available information, and any additional guidance issued by the IRS could impact the aforementioned amounts in future periods. The net tax benefit recognized in fiscal 2018 related to the Tax Act was $207 million, and in fiscal 2019, the Company recorded $442 million of additional tax expense related to the Tax Act, included as a component of provision for income taxes.
One-time Transition Tax
The Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets, as defined by the Tax Act, and 8.0% on the remaining earnings. In fiscal 2018, the Company recorded a provisional amount of $1.9 billion of additional income tax expense for its one-time transitional tax liability. The Company calculated the Transition Tax liability and increased the provisional amount by $413 million, with the increase included as a component of provision for income taxes in fiscal 2019.
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

Effective Income Tax Rate Reconciliation
In the past, the Company's effective income tax rate was typically lower than the U.S. statutory tax rate primarily because of benefits from lower-taxed global operations partially offset by a valuation allowance. However, beginning January 2018, the U.S. statutory rate of 21.0% generally falls below statutory rates in international jurisdictions. A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pretax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	33.8%
U.S. state income taxes, net of federal income tax benefit	2.2%	3.0%	1.7%
Impact of the Tax Act:
One-time transition tax	—%	3.6%	12.3%
Deferred tax effects	—%	(0.7)%	(14.1)%
Income taxed outside the U.S.	(1.0)%	(3.4)%	(6.3)%
Disposition of Walmart Brazil	—%	6.7%	—%
Valuation allowance	2.3%	6.3%	2.1%
Net impact of repatriated international earnings	0.4%	0.8%	(0.1)%
Federal tax credits	(0.8)%	(1.3)%	(0.9)%
Enacted change in tax laws	(1.9)%	—%	—%
Change in reserve for tax contingencies	2.5%	0.6%	(0.1)%
Other, net	(0.3)%	0.8%	2.0%
Effective income tax rate	24.4%	37.4%	30.4%

Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2020	2019
Deferred tax assets:
Loss and tax credit carryforwards	$9,056	$2,964
Accrued liabilities	2,483	2,135
Share-based compensation	250	245
Lease obligations	4,098	—
Other	1,020	1,131
Total deferred tax assets	16,907	6,475
Valuation allowances	(8,588)	(2,448)
Deferred tax assets, net of valuation allowances	8,319	4,027
Deferred tax liabilities:
Property and equipment	4,621	4,175
Acquired intangibles	1,152	2,099
Inventory	1,414	1,354
Lease right of use assets	3,998	—
Mark-to-market investments	724	335
Other	700	564
Total deferred tax liabilities	12,609	8,527
Net deferred tax liabilities	$4,290	$4,500

The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2020	2019
Balance Sheet classification
Assets:
Other long-term assets	$1,914	$1,796

Liabilities:
Deferred income taxes and other	6,204	6,296

Net deferred tax liabilities	$4,290	$4,500

Unremitted Earnings
Prior to the Tax Act, the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes.  As of January 31, 2020, the Company has not recorded approximately $3 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2020, the Company's net operating loss and capital loss carryforwards totaled approximately $37.8 billion. Of these carryforwards, approximately $25.2 billion will expire, if not utilized, in various years through 2040. The remaining carryforwards have no expiration.
The recoverability of these future tax deductions and credits is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the consolidated statements of income.
The Company had valuation allowances of $8.6 billion and $2.4 billion as of January 31, 2020 and 2019, respectively, on deferred tax assets associated primarily with net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized. Due to tax law changes in Luxembourg enacted in December 2019 the Company recognized additional deferred tax assets, and related valuation allowances, of $6.2 billion associated with existing net operating loss carryforwards. Other activity in the valuation allowance during fiscal 2020 related to valuation allowance increases in other markets, as well as releases due to the expiration of underlying deferred tax assets.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2020 and 2019, the amount of unrecognized tax benefits related to continuing operations was $1.8 billion and $1.3 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.6 billion and $1.1 billion as of January 31, 2020 and 2019, respectively.
A reconciliation of unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Unrecognized tax benefits, beginning of year	$1,305	$1,010	$1,050
Increases related to prior year tax positions	516	620	130
Decreases related to prior year tax positions	(15)	(107)	(254)
Increases related to current year tax positions	66	203	122
Settlements during the period	(29)	(390)	(23)
Lapse in statutes of limitations	(26)	(31)	(15)
Unrecognized tax benefits, end of year	$1,817	$1,305	$1,010

The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2020, 2019 and 2018. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company is focused on resolving tax audits as expeditiously as possible. As a result of these efforts, unrecognized tax benefits could potentially be reduced beyond the provided range during the next twelve months. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2014, and 2017 through 2020. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2020, and for U.S. state and local income taxes generally for the fiscal years ended 2013 through 2020. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2012.

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
Asda Equal Value Claims
Asda Stores, Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 35,000 "equal value" claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of employees working in Asda's warehouse and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
In October 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. Asda appealed the ruling and the appeal is scheduled to be heard by the Supreme Court of the United Kingdom on July 14-15, 2020.
Notwithstanding the appeal, claimants are now proceeding in the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in Asda's warehouse and distribution facilities.
At present, the Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcomes of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously.
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
The resolution of the investigations with the DOJ and SEC included:

1.
A non-prosecution agreement (the "NPA") between the DOJ and the Company for a three-year term. Pursuant to the NPA, the Company paid a $138 million penalty and agreed to maintain the Company's anti-corruption compliance program for three years, certain reporting obligations for three years, and a limited monitorship with a third-party for two years regarding the Company's anti-corruption compliance program, with the possibility of a third year pending the results of the monitorship during the initial two-year period. The DOJ agreed that it will not prosecute the Company for any conduct described in the NPA provided that the Company performs its obligations under the NPA for the three-year term.

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
Note 11. Retirement-Related Benefits
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

The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2020, 2019 and 2018:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Defined contribution plans:
U.S.	$1,184	$1,165	$1,124
International	177	126	126
Total contribution expense for defined contribution plans	$1,361	$1,291	$1,250

Additionally, the Company's subsidiaries in the United Kingdom and Japan have sponsored defined benefit pension plans. In October 2019, Asda, Walmart and the Trustee of the Asda Group Pension Scheme (the "Plan") entered into an agreement pursuant to which Asda made a cash contribution of $1.0 billion to the Plan (the "Asda Pension Contribution") which enabled the Plan to purchase a bulk annuity insurance contract for the benefit of Plan participants. The agreement between Asda, Walmart and the Trustee of the Plan contemplates that subsequent to the purchase of the bulk annuity insurance contract by the Plan, each of the Plan participants will be issued an individual annuity contract. The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant’s benefits in full and will release the Plan and Asda from any future obligations. The Company expects the issuance of individual annuity contracts to the Plan participants to take place in late fiscal 2021 or early fiscal 2022, which will trigger a pension settlement that will result in all Plan balances, including accumulated pension components within other comprehensive income, being charged to expense.
The defined benefit pension plan in Japan was underfunded by $140 million and $175 million as of January 31, 2020 and 2019, respectively and recorded as a liability in the Company's Consolidated Balance Sheets in deferred income taxes and other. Certain other international operations also have defined benefit arrangements that are not significant.
Note 12. Disposals, Acquisitions and Related Items
The following material disposals, acquisitions and other items impact the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Walmart Brazil
In August 2018, the Company sold an 80 percent stake of Walmart Brazil to Advent International ("Advent"). Under the terms of the sale, Advent agreed to contribute additional capital to the business over a three-year period and Walmart agreed to indemnify Advent for certain matters.
As a result, the Company recorded a pre-tax net loss of $4.8 billion during fiscal 2019 in other gains and losses in the Company's Consolidated Statement of Income. Substantially all of this charge was recorded during the second quarter of fiscal 2019 upon meeting the held for sale criteria. In calculating the loss, the fair value of the disposal group was reduced by $0.8 billion related to an indemnity, for which a liability was recognized upon closing and is recorded in deferred income taxes and other in the Company's Consolidated Balance Sheets. Under the indemnity, the Company will indemnify Advent for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate.
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
Note 13. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico and the United Kingdom. The Company previously operated in Brazil prior to the sale of the majority stake of Walmart Brazil in fiscal 2019 discussed in Note 12. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impracticable to segregate and identify revenues for each of these individual products and services.
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

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2020
Net sales	$341,004	$120,130	$58,792	$—	$519,926
Operating income (loss)	17,380	3,370	1,642	(1,824)	20,568
Interest, net					(2,410)
Other gains and (losses)					1,958
Income before income taxes					$20,116
Total assets	$110,353	$105,811	$13,494	$6,837	$236,495
Depreciation and amortization	6,408	2,682	605	1,292	10,987
Capital expenditures	6,315	2,801	525	1,064	10,705

Fiscal Year Ended January 31, 2019
Net sales	$331,666	$120,824	$57,839	$—	$510,329
Operating income (loss)	17,386	4,883	1,520	(1,832)	21,957
Interest, net					(2,129)
Other gains and (losses)					(8,368)
Income before income taxes					$11,460
Total assets	$105,114	$97,066	$12,893	$4,222	$219,295
Depreciation and amortization	6,201	2,590	639	1,248	10,678
Capital expenditures	6,034	2,661	450	1,199	10,344

Fiscal Year Ended January 31, 2018
Net sales	$318,477	$118,068	$59,216	$—	$495,761
Operating income (loss)	16,995	5,229	915	(2,702)	20,437
Interest, net					(2,178)
Loss on extinguishment of debt					(3,136)
Income before income taxes					$15,123
Total assets	$104,347	$81,549	$13,418	$5,208	$204,522
Depreciation and amortization	6,005	2,601	698	1,225	10,529
Capital expenditures	5,680	2,607	626	1,138	10,051

Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of property and equipment, net and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2020, 2019 and 2018, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2020	2019	2018
Revenues
U.S. operations	$402,532	$392,265	$380,580
Non-U.S. operations	121,432	122,140	119,763
Total revenues	$523,964	$514,405	$500,343

Long-lived assets
U.S. operations	$86,944	$81,144	$81,478
Non-U.S. operations	40,105	30,251	33,340
Total long-lived assets	$127,049	$111,395	$114,818

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

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2020	2019
Grocery	$190,550	$184,202
General merchandise	109,600	108,739
Health and wellness	37,507	35,788
Other categories	3,347	2,937
Total	$341,004	$331,666

Of Walmart U.S.'s total net sales, approximately $21.5 billion and $15.7 billion related to eCommerce for fiscal 2020 and fiscal 2019, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2020	2019
Mexico and Central America	$33,350	$31,790
United Kingdom	29,243	30,547
Canada	18,420	18,613
China	10,671	10,702
Other	28,446	29,172
Total	$120,130	$120,824

Of International's total net sales, approximately $11.8 billion and $6.7 billion related to eCommerce for fiscal 2020 and fiscal 2019, respectively.

(Amounts in millions)	Fiscal Year Ended January 31, 2020
Sam’s Club net sales by merchandise category	2020	2019
Grocery and consumables	$35,328	$33,708
Fuel, tobacco and other categories	11,296	12,110
Home and apparel	5,478	5,452
Health and wellness	3,371	3,181
Technology, office and entertainment	3,319	3,388
Total	$58,792	$57,839

Of Sam's Club's total net sales, approximately $3.6 billion and $2.7 billion related to eCommerce for fiscal 2020 and fiscal 2019, respectively.

Note 14. Subsequent Event
Dividends Declared
The Board of Directors approved, effective February 18, 2020, the fiscal 2021 annual dividend of $2.16 per share, an increase over the fiscal 2020 dividend of $2.12 per share. For fiscal 2021, the annual dividend will be paid in four quarterly installments of $0.54 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2020	April 6, 2020
May 8, 2020	June 1, 2020
August 14, 2020	September 8, 2020
December 11, 2020	January 4, 2021

Note 15. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended January 31, 2020
(Amounts in millions, except per share data)	Q1	Q2	Q3	Q4	Total
Total revenues	$123,925	$130,377	$127,991	$141,671	$523,964
Net sales	122,949	129,388	126,981	140,608	519,926
Cost of sales	93,034	97,923	95,900	107,748	394,605
Consolidated net income	3,906	3,680	3,321	4,294	15,201
Consolidated net income attributable to Walmart	3,842	3,610	3,288	4,141	14,881
Basic net income per common share attributable to Walmart(1)	1.34	1.27	1.16	1.46	5.22
Diluted net income per common share attributable to Walmart(1)	1.33	1.26	1.15	1.45	5.19

	Fiscal Year Ended January 31, 2019
	Q1	Q2	Q3	Q4	Total
Total revenues	$122,690	$128,028	$124,894	$138,793	$514,405
Net sales	121,630	127,059	123,897	137,743	510,329
Cost of sales	91,707	95,571	93,116	104,907	385,301
Consolidated net income (loss)	2,276	(727)	1,817	3,813	7,179
Consolidated net income (loss) attributable to Walmart	2,134	(861)	1,710	3,687	6,670
Basic net income (loss) per common share attributable to Walmart(1)	0.72	(0.29)	0.58	1.27	2.28
Diluted net income (loss) per common share attributable to Walmart(1)	0.72	(0.29)	0.58	1.27	2.26

(1)	The sum of quarterly amounts may not agree to annual amount due to rounding and the impact of a decreasing amount of shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2020. The Company's internal control over financial reporting as of January 31, 2020, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please see the information concerning our executive officers contained in Part I, Item 1 herein under the caption "Information About Our Executive Officers," which is included there in accordance with Instruction 3 to Item 401(b) of the SEC's Regulation S-K.
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our board of directors since those procedures were disclosed in our proxy statement relating to our 2020 Annual Shareholders' Meeting as previously filed with the SEC.
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
3.     Exhibits:
See exhibits listed under part (b) below.

(b)	The required exhibits are filed as part of this Form 10-K or are incorporated by reference herein.(1)

3.1	Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 1, 2018

3.2	Amended and Restated Bylaws of the Company dated July 23, 2019 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on July 26, 2019

4.1
Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344) (P)

4.2
First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344) (P)

4.3
Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847)

4.4
Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512)

4.5
First Supplemental Indenture, dated December 1, 2006, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569)

4.6
Second Supplemental Indenture, dated December 19, 2014, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File Number 333-201074)

4.7
Third Supplemental Indenture, dated June 26, 2018, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(S) to Current Report on Form 8-K filed on June 26, 2018.

4.8*	Description of Registrant's Securities

10.1
Walmart Inc. Officer Deferred Compensation Plan, as amended effective February 1, 2019 is incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2019, filed on March 30, 2019 (C)

10.2
Walmart Inc. Management Incentive Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.3
Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.4
Walmart Inc. Stock Incentive Plan of 2015, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.5
Walmart Inc. Supplemental Executive Retirement Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.6
Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.7
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011(C)

10.7(a)*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 (C)

10.8*	Form of Walmart Inc. Stock Incentive Plan of 2010 Restricted Stock Award, Notification of Award and Terms and Conditions of Award (C)

10.9*
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions (January 2020 annual award - all executive officers) (C)

10.10
Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Marc Lore on September 19, 2016, is incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2016, filed on December 1, 2016 (C)

10.11
Deferred Contingent Merger Consideration Agreement dated August 7, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(v) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.12
Amendment to Deferred Contingent Merger Consideration Agreement dated September 12, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.13
Non-Competition, Non-Solicitation and No-Hire Agreement between the Company and Marc Lore dated September 19, 2016 is incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.14
Form of Walmart Inc. Restricted Stock Award Notification of Award and Terms and Conditions of Award (Suresh Kumar) dated July 9, 2019 is incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.15
Form of Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Suresh Kumar on July 9, 2019 is incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.16*	Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 (C)

10.17*	Separation Agreement between the Company and Gregory S. Foran dated December 3, 2019 (C)

10.18
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

10.19
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
(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

(c)    Financial Statement Schedules: None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walmart Inc.

Date: March 20, 2020	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 20, 2020	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2020	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 20, 2020	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 20, 2020	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2020

Date: March 20, 2020	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 20, 2020	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 20, 2020	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 20, 2020	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 20, 2020	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 20, 2020	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 20, 2020	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

Date: March 20, 2020	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 20, 2020	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2020