Form 10-Q
period 2020-04-30
Walmart Inc.
filed 2020-06-03
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2020.
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	WMT	New York Stock Exchange
1.900% Notes Due 2022	WMT22	New York Stock Exchange
2.550% Notes Due 2026	WMT26	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,831,953,450 shares of common stock outstanding as of June 1, 2020.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2020	2019
Revenues:
Net sales	$133,672	$122,949
Membership and other income	950	976
Total revenues	134,622	123,925
Costs and expenses:
Cost of sales	102,026	93,034
Operating, selling, general and administrative expenses	27,372	25,946
Operating income	5,224	4,945
Interest:
Debt	510	588
Finance lease	82	85
Interest income	(43)	(48)
Interest, net	549	625
Other (gains) and losses	(721)	(837)
Income before income taxes	5,396	5,157
Provision for income taxes	1,322	1,251
Consolidated net income	4,074	3,906
Consolidated net income attributable to noncontrolling interest	(84)	(64)
Consolidated net income attributable to Walmart	$3,990	$3,842

Net income per common share:
Basic net income per common share attributable to Walmart	$1.41	$1.34
Diluted net income per common share attributable to Walmart	1.40	1.33

Weighted-average common shares outstanding:
Basic	2,831	2,869
Diluted	2,849	2,886

Dividends declared per common share	$2.16	$2.12
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Consolidated net income	$4,074	$3,906
Consolidated net income attributable to noncontrolling interest	(84)	(64)
Consolidated net income attributable to Walmart	3,990	3,842

Other comprehensive income (loss), net of income taxes
Currency translation and other	(3,968)	507
Net investment hedges	157	108
Cash flow hedges	(279)	(131)
Minimum pension liability	15	1
Other comprehensive income (loss), net of income taxes	(4,075)	485
Other comprehensive (income) loss attributable to noncontrolling interest	712	(34)
Other comprehensive income (loss) attributable to Walmart	(3,363)	451

Comprehensive income (loss), net of income taxes	(1)	4,391
Comprehensive income (loss) attributable to noncontrolling interest	628	(98)
Comprehensive income attributable to Walmart	$627	$4,293
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,930	$9,465	$9,255
Receivables, net	5,029	6,284	5,342
Inventories	41,217	44,435	44,751
Prepaid expenses and other	2,152	1,622	2,391
Total current assets	63,328	61,806	61,739

Property and equipment, net	101,872	105,208	104,604
Operating lease right-of-use assets	16,895	17,424	16,833
Finance lease right-of-use assets, net	4,611	4,417	3,804
Goodwill	29,416	31,073	31,416
Other long-term assets	16,770	16,567	16,148
Total assets	$232,892	$236,495	$234,544

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,048	$575	$4,828
Accounts payable	44,096	46,973	45,110
Dividends payable	4,588	—	4,551
Accrued liabilities	20,377	22,296	21,023
Accrued income taxes	1,303	280	729
Long-term debt due within one year	5,983	5,362	1,464
Operating lease obligations due within one year	1,729	1,793	1,748
Finance lease obligations due within one year	523	511	435
Total current liabilities	82,647	77,790	79,888

Long-term debt	43,006	43,714	47,425
Long-term operating lease obligations	15,669	16,171	15,719
Long-term finance lease obligations	4,474	4,307	3,810
Deferred income taxes and other	12,986	12,961	12,792

Commitments and contingencies

Equity:
Common stock	284	284	286
Capital in excess of par value	2,983	3,247	2,734
Retained earnings	81,141	83,943	76,276
Accumulated other comprehensive loss	(16,168)	(12,805)	(11,091)
Total Walmart shareholders' equity	68,240	74,669	68,205
Noncontrolling interest	5,870	6,883	6,705
Total equity	74,110	81,552	74,910
Total liabilities and equity	$232,892	$236,495	$234,544
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Other	6	1	(238)	(9)	—	(246)	(26)	(272)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	3,842	—	3,842	64	3,906
Other comprehensive income, net of income taxes	—	—	—	—	451	451	34	485
Dividends declared ($2.12 per share)	—	—	—	(6,071)	—	(6,071)	—	(6,071)
Purchase of Company stock	(21)	(2)	(73)	(2,012)	—	(2,087)	—	(2,087)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(481)	(481)
Other	5	—	(158)	(2)	—	(160)	(16)	(176)
Balances as of April 30, 2019	2,862	$286	$2,734	$76,276	$(11,091)	$68,205	$6,705	$74,910
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Cash flows from operating activities:
Consolidated net income	$4,074	$3,906
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,791	2,714
Unrealized (gains) and losses	(783)	(783)
Deferred income taxes	84	124
Other operating activities	(51)	75
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	924	970
Inventories	2,221	(421)
Accounts payable	(1,183)	(1,854)
Accrued liabilities	(2,109)	(1,514)
Accrued income taxes	1,049	346
Net cash provided by operating activities	7,017	3,563

Cash flows from investing activities:
Payments for property and equipment	(1,752)	(2,205)
Proceeds from the disposal of property and equipment	60	42
Proceeds from the disposal of certain operations	—	833
Payments for business acquisitions, net of cash acquired	(10)	(56)
Other investing activities	6	251
Net cash used in investing activities	(1,696)	(1,135)

Cash flows from financing activities:
Net change in short-term borrowings	3,542	(399)
Proceeds from issuance of long-term debt	—	3,978
Repayments of long-term debt	—	(364)
Dividends paid	(1,529)	(1,520)
Purchase of Company stock	(723)	(2,135)
Dividends paid to noncontrolling interest	—	(96)
Other financing activities	(725)	(310)
Net cash provided by (used in) financing activities	565	(846)

Effect of exchange rates on cash, cash equivalents and restricted cash	(415)	(46)

Net increase in cash, cash equivalents and restricted cash	5,471	1,536
Cash, cash equivalents and restricted cash at beginning of year	9,514	7,756
Cash, cash equivalents and restricted cash at end of period	$14,985	$9,292
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 ("fiscal 2020"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
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
Use of Estimates
The Consolidated Financial Statements have been prepared in conformity with GAAP. Those principles require management to make estimates and assumptions, including potential impacts arising from the COVID-19 pandemic and related government actions, that affect the reported amounts of assets and liabilities. Management's estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.
Receivables
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU on February 1, 2020 with no material impact to the Company's Condensed Consolidated Financial Statements.
Receivables are stated at their carrying values, net of a reserve for credit losses, and are primarily due from the following: customers, which also includes insurance companies resulting from pharmacy sales, banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2020 and 2019.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2020	2019
Numerator
Consolidated net income	$4,074	$3,906
Consolidated net income attributable to noncontrolling interest	(84)	(64)
Consolidated net income attributable to Walmart	$3,990	$3,842

Denominator
Weighted-average common shares outstanding, basic	2,831	2,869
Dilutive impact of share-based awards	18	17
Weighted-average common shares outstanding, diluted	2,849	2,886

Net income per common share attributable to Walmart
Basic	$1.41	$1.34
Diluted	1.40	1.33

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2020:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2020	$(11,827)	$1,517	$(539)	$(1,956)	$(12,805)
Other comprehensive income (loss) before reclassifications, net	(3,256)	157	(295)	(4)	(3,398)
Reclassifications to income, net	—	—	16	19	35
Balances as of April 30, 2020	$(15,083)	$1,674	$(818)	$(1,941)	$(16,168)
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2019:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2019	$(12,085)	$1,395	$(140)	$(712)	$(11,542)
Other comprehensive income (loss) before reclassifications, net	496	108	(145)	(7)	452
Reclassifications to income, net	(23)	—	14	8	(1)
Balances as of April 30, 2019	$(11,612)	$1,503	$(271)	$(711)	$(11,091)
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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2020 and January 31, 2020, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Proceeds from issuance of long-term debt	—	—	—
Repayments of long-term debt	—	—	—
Reclassifications of long-term debt	622	(622)	—
Other	(1)	(86)	(87)
Balances as of April 30, 2020	$5,983	$43,006	$48,989

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
The Company measures the fair value of equity investments (primarily its investment in JD.com) on a recurring basis and records them in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The fair value of the Company's investment in JD.com is as follows:

(Amounts in millions)	Fair Value as of April 30, 2020	Fair Value as of January 31, 2020
Investment in JD.com measured using Level 1 inputs	$3,105	$2,715
Investment in JD.com measured using Level 2 inputs	3,115	2,723
Total	$6,220	$5,438

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2020 and January 31, 2020, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2020			January 31, 2020
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$201	(1)	$4,000	$97	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	3,750	593	(1)	3,750	455	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	3,966	(1,155)	(2)	4,067	(696)	(2)
Total	$11,716	$(361)		$11,817	$(144)

(1)	Classified in Other long-term assets within the Company's Condensed Consolidated Balance Sheets.

(2)	Classified in Deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities subject to nonrecurring fair value measurements as of April 30, 2020.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2020 and January 31, 2020, are as follows:

	April 30, 2020		January 31, 2020
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$48,989	$58,437	$49,076	$57,769

Note 6. Contingencies
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
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 35,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("UK") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of employees working in Asda's warehouse and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
In October 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. Asda appealed the ruling and the appeal is scheduled to be heard by the Supreme Court of the United Kingdom beginning on July 14, 2020.
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
Prescription Opiate Litigation and Other Matters
In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement.  The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.

Note 7. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico, and the United Kingdom. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation. Beginning with the first quarter in fiscal 2021, the Company revised its definition of eCommerce net sales to include certain pharmacy transactions and, accordingly, revised prior period amounts to maintain comparability.
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net sales:
Walmart U.S.	$88,743	$80,344
Walmart International	29,766	28,775
Sam's Club	15,163	13,830
Net sales	$133,672	$122,949

Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Operating income (loss):
Walmart U.S.	$4,302	$4,142
Walmart International	806	738
Sam's Club	494	451
Corporate and support	(378)	(386)
Operating income	5,224	4,945
Interest, net	549	625
Other (gains) and losses	(721)	(837)
Income before income taxes	$5,396	$5,157

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. From time to time, the Company revises the assignment of net sales of a particular item to a merchandise category. When the assignment changes, previous period amounts are reclassified to be comparable to the current period's presentation.
In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order digitally and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2020	2019
Grocery	$52,835	$46,153
General merchandise	25,476	24,406
Health and wellness	9,665	8,970
Other categories	767	815
Total	$88,743	$80,344

Of Walmart U.S.'s total net sales, approximately $8.3 billion and $4.7 billion related to eCommerce for the three months ended April 30, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2020	2019
Mexico and Central America	$8,496	$7,837
United Kingdom	7,132	7,077
Canada	4,286	4,122
China	3,368	3,063
Other	6,484	6,676
Total	$29,766	$28,775

Of Walmart International's total net sales, approximately $2.9 billion and $2.5 billion related to eCommerce for the three months ended April 30, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam’s Club net sales by merchandise category	2020	2019
Grocery and consumables	$10,427	$8,373
Fuel, tobacco and other categories	2,100	2,777
Home and apparel	1,074	1,178
Health and wellness	901	827
Technology, office and entertainment	661	675
Total	$15,163	$13,830

Of Sam's Club's total net sales, approximately $1.0 billion and $0.7 billion related to eCommerce for the three months ended April 30, 2020 and 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2021 ("fiscal 2021") and the fiscal year ended January 31, 2020 ("fiscal 2020"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2020, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2020, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2020.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally and those initiated through mobile applications, including omni-channel transactions which are fulfilled through our stores and clubs. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Additionally, sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events and global health epidemics including the recent COVID-19 pandemic, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."

COVID-19 Updates
Our strategy is to make every day easier for busy families, operate with discipline, sharpen our culture, become more digital, and make trust a competitive advantage. These areas of focus are fundamental in running our business every day, and even more so now as Walmart plays an important role during the current COVID-19 pandemic.
Supporting our associates. We remain focused on our strategy while also prioritizing the physical safety, financial health and emotional well-being of our associates. In the U.S., we provided extra pay and benefits, including the payment of a special cash bonus to hourly associates in the first quarter of fiscal 2021 and the introduction of a COVID-19 Emergency Leave Policy. In May 2020, we announced a second special cash bonus to be paid in the second quarter of fiscal 2021. We have also done similar things in some of our international markets to support and reward associates.
Serving our customers. From an operational standpoint, we reduced store hours to allow for additional cleaning and sanitizing, posted social-distancing decals, implemented protocols for temperature checks, began metering the number of customers in a store or club at any one time, and installed sneeze guards at pharmacies and checkouts. Stores, clubs, and facilities received masks and gloves, and associates are required to wear face coverings to protect both our associates and our customers. We hired more than 300,000 associates through May 2020 in the U.S., many of whom are temporary.
Helping others. We increased our giving to community organizations as well as continuing food donations from our stores and distribution centers. We supported tenants in various markets by waiving or discounting rent for in-store tenants during April 2020, which continued through May 2020. We have also made financial support available to our suppliers.
Managing the business and driving our long-term strategy. As we take care of associates, customers and communities, we continue to manage the business and drive our long-term strategy. We are maintaining our everyday low-price discipline and our omni-channel offering continues to resonate with customers around the world who are increasingly seeking convenience.
The COVID-19 pandemic resulted in broad challenges globally in the first quarter of fiscal 2021, including new and varying government regulations, stretching our supply chain, and introducing significant sales volatility as well as channel and mix shifts due to changing consumer habits. Unprecedented demand led to strong growth in net sales, but lower gross margin rates and higher operating expenses during the quarter. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID–19 pandemic; the length and impact of stay–at–home orders; the scale and duration of economic stimulus; and volatility in employment trends and consumer confidence which will impact our results in the short term.
In the current environment, we believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases. See "Liquidity and Capital Resources" for additional information.

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
The COVID-19 pandemic affected our business resulting in sales volatility within the first quarter and overall net sales growth. As our Company continues to respond to the COVID-19 pandemic, we have prioritized our focus on associate care, including extra pay and benefits as well as masks and gloves; increased cleaning and sanitation measures; customer safety; and new associate hiring. Additionally, we've delayed certain consulting projects and reduced marketing and travel in response to the COVID-19 pandemic.

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2020 and 2019, were as follows:

	Three Months Ended April 30,
	2020	2019	2020	2019
	With Fuel		Fuel Impact
Walmart U.S.	10.6%	3.3%	(0.2)%	—%
Sam's Club	9.6%	1.4%	(3.4)%	0.9%
Total U.S.	10.5%	3.0%	(0.6)%	0.1%
Comparable sales in the U.S., including fuel, increased 10.5% for the three months ended April 30, 2020 when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 10.6% for the three months ended April 30, 2020 driven by growth in average ticket primarily resulting from unprecedented demand due to the COVID-19 pandemic, partially offset by a decline in transactions as customers consolidated shopping trips. With the shift in purchasing behavior, Walmart U.S. segment's eCommerce sales positively contributed approximately 4.0% to comparable sales for the three months ended April 30, 2020 and was primarily driven from online grocery and walmart.com.
Comparable sales at the Sam's Club segment were 9.6% for the three months ended April 30, 2020. The Sam's Club segment's comparable sales benefited from growth in transactions resulting from the COVID-19 pandemic, partially offset by our decision to remove tobacco from certain club locations and lower fuel sales. The Sam's Club segment's eCommerce sales positively contributed approximately 1.7% to comparable sales for the three months ended April 30, 2020.
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

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net sales	$133,672	$122,949
Percentage change from comparable period	8.7%	1.1%
Operating, selling, general and administrative expenses	$27,372	$25,946
Percentage change from comparable period	5.5%	0.5%
Operating, selling, general and administrative expenses as a percentage of net sales	20.5%	21.1%
For the three months ended April 30, 2020 we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 62 basis points when compared to the same period in the previous fiscal year, respectively. The primary driver of the expense leverage for the three months ended April 30, 2020 was due to our growth in comparable store sales driven by unprecedented demand resulting from the COVID-19 pandemic, which was partially offset by approximately $0.9 billion of incremental expenses to focus on associate care and customer safety during the COVID-19 pandemic which included bonuses, additional cleaning and supplies, emergency leave pay and other similar charges.

Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. In recent years, we have allocated more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings. We will continue to remain disciplined with our capital spending in light of the COVID-19 pandemic. Total capital expenditures for three months ended April 30, 2020 decreased compared to the prior year; the following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2020	2019
eCommerce, technology, supply chain and other	$823	$1,003
Store remodels	438	595
New stores and clubs, including expansions and relocations	23	23
Total U.S.	1,284	1,621
Walmart International	468	584
Total capital expenditures	$1,752	$2,205

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.6% and 4.0% for the trailing twelve months ended April 30, 2020 and 2019, respectively. The increase in ROA was primarily due to the increase in consolidated net income as a result of lapping the $4.5 billion net loss in fiscal 2019 related to the sale of the majority stake in Walmart Brazil and the change in fair value of the investment in JD.com, partially offset by the dilution to operating income related to Flipkart and business restructuring charges recorded in fiscal 2020. ROI was 13.4% and 14.5% for the trailing twelve months ended April 30, 2020 and 2019, respectively. The decrease in ROI was primarily due to the decrease in operating income as a result of the dilution from Flipkart and business restructuring charges recorded in fiscal 2020, as well as the increase in average total assets due to the acquisition of Flipkart.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. For the trailing twelve months ended April 30, 2019, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of that balance sheet date, rather than averaged, because they are not directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average was used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of the new lease standard.
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. As mentioned above, we consider ROA to be the financial measure computed in accordance with generally accepted accounting principles most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2020	2019
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$15,369	$8,809
Denominator
Average total assets(1)	$233,718	$219,736
Return on assets (ROA)	6.6%	4.0%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,847	$21,748
+ Interest income	184	222
+ Depreciation and amortization	11,062	10,714
+ Rent	2,694	2,866
= Adjusted operating income	$34,787	$35,550

Denominator
Average total assets(1),(2)	$233,718	$226,465
+ Average accumulated depreciation and amortization(1), (2)	90,970	84,960
- Average accounts payable(1)	44,603	44,861
- Average accrued liabilities(1)	20,700	20,903
= Average invested capital	$259,385	$245,661
Return on investment (ROI)	13.4%	14.5%

	As of April 30,
	2020	2019	2018
Certain Balance Sheet Data
Total assets	$232,892	$234,544	$204,927
Leased assets, net	NP	20,637	NP
Total assets without leased assets, net	NP	213,907	NP
Accumulated depreciation and amortization	94,514	87,426	84,964
Accumulated amortization on leased assets	NP	3,085	NP
Accumulated depreciation and amortization, without leased assets	NP	84,341	NP
Accounts payable	44,096	45,110	44,612
Accrued liabilities	20,377	21,023	20,782

(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the corresponding prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02, Leases (Topic 842).
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
NP = Not provided

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $7.0 billion for the three months ended April 30, 2020, which increased when compared to $3.6 billion for the three months ended April 30, 2019 due to the accelerated timing of inventory sell-through in the current period primarily related to the impacts of COVID-19, as well as the timing of vendor and other payments. We generated free cash flow of $5.3 billion for the three months ended April 30, 2020, which increased when compared to $1.4 billion for the three months ended April 30, 2019 due to the same reasons as the increase in net cash provided by operating activities, as well as $0.5 billion in decreased capital expenditures.
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

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$7,017	$3,563
Payments for property and equipment	(1,752)	(2,205)
Free cash flow	$5,265	$1,358

Net cash used in investing activities(1)	$(1,696)	$(1,135)
Net cash provided by (used in) financing activities	565	(846)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2020	2019
Total revenues	$134,622	$123,925
Percentage change from comparable period	8.6%	1.0%
Net sales	$133,672	$122,949
Percentage change from comparable period	8.7%	1.1%
Total U.S. calendar comparable sales increase	10.5%	3.0%
Gross profit margin as a percentage of net sales	23.7%	24.3%
Operating income	$5,224	$4,945
Operating income as a percentage of net sales	3.9%	4.0%
Other (gains) and losses	$(721)	$(837)
Consolidated net income	$4,074	$3,906
Unit counts at period end	11,484	11,368
Retail square feet at period end	1,128	1,128
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $10.7 billion or 8.6% for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The increase in revenue was due to an increase in net sales, which were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments resulting from unprecedented demand due to the COVID-19 pandemic, along with positive comparable sales in the majority of our International markets, despite operating limitations in some markets due to government regulations and precautionary measures taken as a result of the COVID-19 pandemic. Net sales were also positively affected by an extra day in February 2020 due to a leap year which increased net sales by approximately 1%. These increases were partially offset by a $1.3 billion negative impact of fluctuations in currency exchange rates for the three months ended April 30, 2020.
As the COVID-19 pandemic spread to the U.S in late February, we saw the mix of sales shift heavily toward food and consumables as consumers initiated stock-up trips. As the first quarter of fiscal 2021 progressed, we started to see pockets of strength in several general merchandise categories as consumers adapted to spending more time at home. Toward the end of the first quarter of fiscal 2021, sales increased in several general merchandise categories, such as apparel, electronics, sporting goods, and toys, which were heavily influenced by stimulus dollars in the U.S. in April.  eCommerce sales remained strong throughout the first quarter of fiscal 2021 as more customers gravitated toward store pickup and delivery.
Our gross profit as a percentage of net sales ("gross profit rate") decreased 66 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The decrease was primarily the result of a carryover of prior year price investments and unfavorable shifts in category and channel mix in our Walmart U.S. segment due to changes in consumer spending in response to the COVID-19 pandemic described above.
Operating expenses as a percentage of net sales decreased 62 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year due to strong sales growth, which was partially offset by approximately $0.9 billion of incremental costs related to the COVID-19 pandemic, including a special bonus for store associates, additional costs associated with outfitting our associates with masks and gloves as well as expanded cleaning practices, and expanded sick and emergency leave pay.
Other gains and losses consisted of a gain of $0.7 billion and $0.8 billion for the three months ended April 30, 2020 and 2019, primarily representing the fair value change of our JD.com investment.
Our effective income tax rate was 24.5% for the three months ended April 30, 2020 compared to 24.3% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $0.2 billion for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.40 for the three months ended April 30, 2020, which represents an increase of $0.07 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2020	2019
Net sales	$88,743	$80,344
Percentage change from comparable period	10.5%	3.3%
Calendar comparable sales increase	10.6%	3.3%
Operating income	$4,302	$4,142
Operating income as a percentage of net sales	4.8%	5.2%
Unit counts at period end	4,753	4,763
Retail square feet at period end	703	704
Net sales for the Walmart U.S. segment increased $8.4 billion or 10.5% for the three months ended April 30, 2020, respectively, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 10.6% for the three months ended April 30, 2020, driven by growth in average ticket. In late February through March, customers consolidated shopping trips and purchased larger baskets in stores as a result of the COVID-19 pandemic which drove growth in average ticket while transactions decreased. While store sales slowed the first two weeks of April, beginning in mid-April, sales re-accelerated across the segment as government stimulus reached consumers. Store traffic was more volatile during the quarter due to the various stay-in-place orders and social distancing around the country. With the shift in purchasing behavior, Walmart U.S. eCommerce sales positively contributed approximately 4.0% to comparable sales during the three months ended April 30, 2020, and was primarily driven by online grocery and walmart.com.
Gross profit rate decreased 113 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. Carryover of prior year price investments, category and channel mix shifts, seasonal markdowns, and the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic pressured the gross profit rate. Category mix shifts included increased sales in lower margin categories such as food and consumables and softer sales in higher-margin categories such as apparel.
Operating expenses as a percentage of net sales decreased 89 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year, primarily due to strong sales, which were partially offset by approximately $0.7 billion of incremental costs related to the health crisis, including a special bonus for store associates, additional costs associated with outfitting our associates with masks and gloves as well as expanded cleaning practices, and expanded sick and emergency leave pay.
As a result of the factors discussed above, operating income increased $0.2 billion for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2020	2019
Net sales	$29,766	$28,775
Percentage change from comparable period	3.4%	(4.9)%
Operating income	$806	$738
Operating income as a percentage of net sales	2.7%	2.6%
Unit counts at period end	6,132	6,006
Retail square feet at period end	345	344
Net sales for the Walmart International segment increased $1.0 billion or 3.4% for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The increase was primarily due to positive comparable sales growth in the majority of our markets driven by a change in consumer behavior in response to the COVID-19 pandemic. The increase in net sales was partially offset by negative fluctuations in currency exchange rates of $1.3 billion. With the exception of Canada, all international markets report on a one-month lag.
Beginning in March, we experienced significant economic pressure, channel shift and mix shifts in our major markets as customers focused on pantry stock-ups and reduced purchases of non-essential products. Towards the end of March, we also experienced reduced store operating hours, an increase in government regulations limiting purchases of non-essential products and closed stores and warehouses.
Gross profit rate increased 10 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The increase in gross profit rate for the three months ended April 30, 2020 was primarily due to Flipkart, partially offset by a change in mix towards lower margin categories and formats in response to the COVID-19 pandemic.

Operating expenses as a percentage of net sales decreased 12 basis points for the three months ended April 30, 2020 when compared to the same period in the previous fiscal year. The decrease for the three months ended April 30, 2020 was primarily due to our growth in comparable store sales described above, which was partially offset by approximately $0.1 billion of incremental costs related to the COVID-19 pandemic, including expanded sick and emergency leave pay, bonuses for store associates, and additional costs associated with outfitting our associates with masks and gloves and expanded cleaning practices.
As a result of the factors discussed above, operating income increased $0.1 billion for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. Because all of our international markets except Canada report on a one-month lag, the COVID-19 related impacts described above are expected to be more significant in the second quarter of fiscal 2021 as compared to the first quarter of fiscal 2021.

Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2020	2019
Including Fuel
Net sales	$15,163	$13,830
Percentage change from comparable period	9.6%	1.5%
Calendar comparable sales increase	9.6%	1.4%
Operating income	$494	$451
Operating income as a percentage of net sales	3.3%	3.3%
Unit counts at period end	599	599
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$14,069	$12,453
Percentage change from comparable period	13.0%	0.6%
Operating income	$398	$443
Operating income as a percentage of net sales	2.8%	3.6%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $1.3 billion or 9.6% for the three months ended April 30, 2020 when compared to the same period in the previous fiscal year. The increase was primarily due to comparable sales, including fuel, of 9.6% for the three months ended April 30, 2020. Comparable sales benefited from growth in transactions resulting from the COVID-19 pandemic and partially offset by our decision to remove tobacco from certain club locations and lower fuel sales. In February and through March, strong traffic in clubs was driven by COVID-19 stock up trips. In April, traffic slowed as members consolidated trips and increased their average ticket size. Sam's Club eCommerce sales positively contributed approximately 1.7% to comparable sales for the three months ended April 30, 2020.
Gross profit rate increased 20 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The gross profit rate increased from higher fuel margins and a reduction in tobacco sales. The increase in the gross profit rate was partially offset by investments in price, and higher eCommerce fulfillment costs.
Membership and other income increased 5.6% for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The increase for the three months ended April 30, 2020 was due to an increase in total members, Plus penetration rate, and overall renewal rates as a result of the COVID-19 pandemic.
Operating expenses as a percentage of segment net sales increased 10 basis points for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year. The increase was primarily the result of approximately $0.1 billion of incremental costs related to the COVID-19 pandemic, including additional costs associated with outfitting our associates with masks and gloves and expanded cleaning practices, a special bonus for club associates, and expanded sick and emergency leave pay. Additionally, the increase in operating expense as a percentage of segment net sales was affected by reduced tobacco and fuel sales.
As a result of the factors discussed above, operating income increased $43 million for the three months ended April 30, 2020, when compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund the dividends on our common stock and share repurchases. In the current environment, we believe our sources of liquidity will continue to be adequate to fund operations, finance our global investment and expansion activities, pay dividends and fund our share repurchases for the foreseeable future.
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$7,017	$3,563
Net cash provided by operating activities was $7.0 billion and $3.6 billion for the three months ended April 30, 2020 and 2019, respectively. The increase in cash provided by operating activities was due to the accelerated timing of inventory sell-through in the current period primarily related to the impacts of COVID-19, as well as the timing of vendor and other payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $14.9 billion and $9.3 billion at April 30, 2020 and 2019, respectively. We maintained more cash at April 30, 2020 compared to April 30, 2019 in order to provide us with enhanced financial flexibility due to the uncertainties related to the COVID-19 pandemic. Our working capital deficit was $19.3 billion at April 30, 2020, which increased when compared to $18.1 billion at April 30, 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of April 30, 2020 and January 31, 2020, cash and cash equivalents of $2.4 billion and $2.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.4 billion at April 30, 2020, approximately $0.6 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net cash used in investing activities	$(1,696)	$(1,135)
Net cash used in investing activities was $1.7 billion and $1.1 billion for the three months ended April 30, 2020 and 2019, respectively. Net cash used in investing activities increased $0.6 billion for the three months ended April 30, 2020, primarily as a result of lapping net proceeds received from the sale of our banking operations in Walmart Canada in fiscal 2020, partially offset by decreased capital expenditures.
Net Cash Provided by or Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2020	2019
Net cash provided by (used in) financing activities	$565	$(846)
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash provided by financing activities was $0.6 billion for the three months ended April 30, 2020, compared to net cash used in financing activities of $0.8 billion for the three months ended April 30, 2019. The increase is primarily due to the net increase in short-term borrowings and a reduction in share repurchases as compared to the prior year. The increase was partially offset by the issuance of long term debt in the prior year to fund general business operations.
In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2020, all undrawn.

Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Proceeds from issuance of long-term debt	—	—	—
Repayments of long-term debt	$—	$—	$—
Reclassifications of long-term debt	622	(622)	—
Other	$(1)	$(86)	$(87)
Balances as of April 30, 2020	$5,983	$43,006	$48,989
Dividends
On February 18, 2020, the Board of Directors approved the fiscal 2021 annual dividend of $2.16 per share, an increase over the fiscal 2020 annual dividend of $2.12 per share. For fiscal 2021, the annual dividend was or will be paid in four quarterly installments of $0.54 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2020	April 6, 2020
May 8, 2020	June 1, 2020
August 14, 2020	September 8, 2020
December 11, 2020	January 4, 2021
The dividend installments payable on April 6, 2020 and June 1, 2020 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2020 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2020, authorization for $5.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. We are prudently managing our share repurchases in order to maintain a strong balance sheet in light of the COVID-19 pandemic. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2020	2019
Total number of shares repurchased	$6.3	$21.7
Average price paid per share	$114.73	$98.22
Total amount paid for share repurchases	$723	$2,135
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At April 30, 2020, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against Asda including certain risks arising therefrom. In that Note 6, we also discuss, under the sub-caption "Prescription Opiate Litigation and Other Matters," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. We also discuss various legal proceedings related to the ASDA Equal Value Claims, and the Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at April 30, 2020 are similar to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the SEC on March 20, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others - Manchester Employment Tribunal); ASDA Stores Ltd v Brierley & Ors (A2/2016/0973 - United Kingdom Court of Appeal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0059/16/DM - United Kingdom Employment Appeal Tribunal); and ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0009/16/JOJ - United Kingdom Employment Appeal Tribunal).
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of May 27, 2020; some cases are in the process of being transferred to the MDL or have remand motions pending. A trial is currently scheduled to begin on November 9, 2020 against a number of parties, including the Company, regarding opioid distribution claims. A trial is also currently scheduled to begin in the MDL in May 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims. There is one case that was remanded from the MDL court to the United States District Court for the Eastern District of Oklahoma. In addition, there are over 200 state court cases pending as of May 27, 2020, some of which may be removed to federal court to seek MDL transfer. The case citations for the state court cases and other information are included on Exhibit 99.1 to this Form 10-Q.
II. CERTAIN OTHER MATTERS: The Company has received grand jury subpoenas issued by the U.S. Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in January 2020. The Company has been responding to these subpoenas. The Company has also been responding to civil investigative demands from the U.S. Federal Trade Commission related to money transfers and the Company’s anti-fraud program. Due to the investigative stage of these matters, the Company is unable to predict the outcome of the investigations by the governmental entities. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
In September 2018, the U.S. Environmental Protection Agency (the “EPA”) notified the Company that it initiated an administrative penalty action by issuing a Draft Consent Agreement and Final Order. The letter accompanying the Draft Consent Agreement and Final Order alleges that the Company distributed and/or sold three unregistered pesticide products from March to June, 2017. The EPA is seeking a penalty of $960,000. The manufacturer of the product is responsible for ensuring that a FIFRA-regulated product is properly registered prior to its sale. The Company is cooperating with the EPA.
In January 2018, the Environmental Prosecutor of the State of Chiapas (Procuraduría Ambiental del Estado de Chiapas) in Mexico imposed a fine of approximately $163,000 for the absence of an Environmental Impact Authorization License related to the store Mi Bodega Las Rosas. The Company is challenging the fine.
In April 2017, the California Air Resources Board (the "ARB") notified the Company that it had taken the position that retailers are required to use unclaimed deposits collected on sales of small containers of automotive refrigerant to fund certain consumer education programs. The ARB alleged that the Company had improperly retained approximately $4.2 million in unclaimed deposits and sought reimbursement. In May 2020, without any admission of wrongdoing, the Company and the ARB entered into a settlement pursuant to which Walmart agreed to pay $150,000 to the Car Care Council for the purpose of funding enhanced educational programs on measures to reduce greenhouse gas emissions associated with the use of small containers of automotive refrigerant.
In April 2013, a subsidiary of the Company, Corporacion de Compañias Agroindustriales, operating in Costa Rica, became aware that the Municipality of Curridabat is seeking a penalty of approximately $380,000 in connection with the construction of a retaining wall for a perishables distribution center that is situated along a protected river bank. The subsidiary obtained permits from the Municipality and the Secretaria Técnica Nacional Ambiental at the time of construction, but the Municipality now alleges that the wall is non-conforming. The Company is cooperating with the Municipality.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.  The COVID-19 pandemic and related governmental actions have had wide-ranging effects on our business and the global economy and have exacerbated the potential for certain risks identified in that disclosure, including, without limitation, risks related to the successful execution of our omni-channel strategy, operational risks associated with geo-political and catastrophic events, risks associated with our suppliers, reputational risks and risk associated with changes in and failure to comply with laws and regulations, to materially and adversely affect our financial performance.  The financial impact to the Company of the COVID-19 pandemic during the three month period ended April 30, 2020, as well as certain of the actions we have taken to protect the health and safety of our associates, customers, members and the communities we serve, are discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its economic effect in the U.S and the other markets we serve, there can be no assurance that the pandemic will not materially and adversely affect our business, results of operations, financial condition, or liquidity in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2020, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of April 30, 2020, authorization for 5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2020, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 29, 2020	2,905,716	$115.11	2,905,716	$5.3
March 1 - 31, 2020	3,128,100	114.34	3,128,100	5.0
April 1 - 30, 2020	—	—	—	5.0
Total	6,033,816		6,033,816
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:

•
statements in Note 3 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; and statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing ASDA Equal Value Claims and the National Opiate Litigation and Other Matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;

•
in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of the COVID-19 pandemic; statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption “COVID-19 Updates” regarding the continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics – Strategic Capital Allocation" regarding our strategy and discipline for capital allocation; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2020; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the ongoing share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;

•	in Part I, Item 4 "Controls and Procedures": the statements regarding the effect of changes to systems and processes on our internal control over financial reporting;

•
statements in Part II, Item 1 "Legal Proceedings" regarding the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed therein may have on our financial condition or results of operations; and

•
statements in Part II, Item 1A. "Risk Factors" regarding the uncertainty of the duration and scope of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition or liquidity in the future and its effect on other risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Risks, Factors and Uncertainties Regarding Our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures;
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amount of Walmart's cash flow during various periods;

•	customer transaction and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded, relocated or remodeled units;

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

•	changes in currency control laws;

•	changes in the level of public assistance payments;

•	one or more prolonged federal government shutdowns;

•	the timing of federal income tax refunds;

•	natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics including COVID-19; and

•	changes in generally accepted accounting principles in the United States.
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

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

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Prescription Opiate Litigation Cases

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

June 3, 2020	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

June 3, 2020	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

June 3, 2020	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)