Form 10-Q
period 2020-07-31
Walmart Inc.
filed 2020-09-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,833,752,938 shares of common stock outstanding as of August 31, 2020.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Revenues:
Net sales	$136,824	$129,388	$270,496	$252,337
Membership and other income	918	989	1,868	1,965
Total revenues	137,742	130,377	272,364	254,302
Costs and expenses:
Cost of sales	102,689	97,923	204,715	190,957
Operating, selling, general and administrative expenses	28,994	26,871	56,366	52,817
Operating income	6,059	5,583	11,283	10,528
Interest:
Debt	577	558	1,087	1,146
Finance lease	81	83	163	168
Interest income	(23)	(56)	(66)	(104)
Interest, net	635	585	1,184	1,210
Other (gains) and losses	(3,222)	85	(3,943)	(752)
Income before income taxes	8,646	4,913	14,042	10,070
Provision for income taxes	2,207	1,233	3,529	2,484
Consolidated net income	6,439	3,680	10,513	7,586
Consolidated net (income) loss attributable to noncontrolling interest	37	(70)	(47)	(134)
Consolidated net income attributable to Walmart	$6,476	$3,610	$10,466	$7,452

Net income per common share:
Basic net income per common share attributable to Walmart	$2.29	$1.27	$3.70	$2.60
Diluted net income per common share attributable to Walmart	2.27	1.26	3.67	2.59

Weighted-average common shares outstanding:
Basic	2,832	2,853	2,832	2,861
Diluted	2,848	2,869	2,848	2,878

Dividends declared per common share	$—	$—	$2.16	$2.12
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2020	2019	2020	2019
Consolidated net income	$6,439	$3,680	$10,513	$7,586
Consolidated net (income) loss attributable to noncontrolling interest	37	(70)	(47)	(134)
Consolidated net income attributable to Walmart	6,476	3,610	10,466	7,452

Other comprehensive income (loss), net of income taxes
Currency translation and other	298	(81)	(3,670)	426
Net investment hedges	(191)	140	(34)	248
Cash flow hedges	313	(158)	34	(289)
Minimum pension liability	16	4	31	5
Other comprehensive income (loss), net of income taxes	436	(95)	(3,639)	390
Other comprehensive (income) loss attributable to noncontrolling interest	(52)	(84)	660	(118)
Other comprehensive income (loss) attributable to Walmart	384	(179)	(2,979)	272

Comprehensive income, net of income taxes	6,875	3,585	6,874	7,976
Comprehensive (income) loss attributable to noncontrolling interest	(15)	(154)	613	(252)
Comprehensive income attributable to Walmart	$6,860	$3,431	$7,487	$7,724
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$16,906	$9,465	$9,283
Receivables, net	5,111	6,284	5,382
Inventories	41,084	44,435	44,134
Prepaid expenses and other	1,895	1,622	2,572
Total current assets	64,996	61,806	61,371

Property and equipment, net	101,182	105,208	104,674
Operating lease right-of-use assets	16,869	17,424	17,239
Finance lease right-of-use assets, net	4,843	4,417	3,949
Goodwill	29,542	31,073	31,454
Other long-term assets	19,950	16,567	16,174
Total assets	$237,382	$236,495	$234,861

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$357	$575	$3,681
Accounts payable	46,326	46,973	45,871
Dividends payable	3,060	—	3,023
Accrued liabilities	23,768	22,296	20,691
Accrued income taxes	610	280	387
Long-term debt due within one year	5,553	5,362	4,396
Operating lease obligations due within one year	1,734	1,793	1,795
Finance lease obligations due within one year	549	511	439
Total current liabilities	81,957	77,790	80,283

Long-term debt	40,959	43,714	44,404
Long-term operating lease obligations	15,669	16,171	16,079
Long-term finance lease obligations	4,673	4,307	3,915
Deferred income taxes and other	12,927	12,961	13,049

Commitments and contingencies

Equity:
Common stock	283	284	285
Capital in excess of par value	3,197	3,247	2,880
Retained earnings	87,614	83,943	78,432
Accumulated other comprehensive loss	(15,784)	(12,805)	(11,270)
Total Walmart shareholders' equity	75,310	74,669	70,327
Noncontrolling interest	5,887	6,883	6,804
Total equity	81,197	81,552	77,131
Total liabilities and equity	$237,382	$236,495	$234,861
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Other	6	1	(238)	(9)	—	(246)	(26)	(272)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110
Consolidated net income	—	—	—	6,476	—	6,476	(37)	6,439
Other comprehensive income, net of income taxes	—	—	—	—	384	384	52	436
Dividends to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Other	2	(1)	214	(3)	—	210	5	215
Balances as of July 31, 2020	2,834	$283	$3,197	$87,614	$(15,784)	$75,310	$5,887	$81,197
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
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2020	2019
Cash flows from operating activities:
Consolidated net income	$10,513	$7,586
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,562	5,436
Unrealized (gains) and losses	(4,006)	(731)
Loss on disposal of business operations	37	—
Deferred income taxes	472	241
Other operating activities	305	348
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	823	978
Inventories	2,466	220
Accounts payable	1,052	(1,242)
Accrued liabilities	1,428	(1,657)
Accrued income taxes	304	6
Net cash provided by operating activities	18,956	11,185

Cash flows from investing activities:
Payments for property and equipment	(3,569)	(4,871)
Proceeds from the disposal of property and equipment	83	128
Proceeds from the disposal of certain operations	—	833
Payments for business acquisitions, net of cash acquired	(175)	(56)
Other investing activities	27	142
Net cash used in investing activities	(3,634)	(3,824)

Cash flows from financing activities:
Net change in short-term borrowings	(178)	(1,564)
Proceeds from issuance of long-term debt	—	4,020
Repayments of long-term debt	(2,937)	(407)
Dividends paid	(3,058)	(3,036)
Purchase of Company stock	(723)	(3,707)
Dividends paid to noncontrolling interest	(66)	(259)
Other financing activities	(852)	(578)
Net cash used in financing activities	(7,814)	(5,531)

Effect of exchange rates on cash, cash equivalents and restricted cash	(69)	(266)

Net increase in cash, cash equivalents and restricted cash	7,439	1,564
Cash, cash equivalents and restricted cash at beginning of year	9,515	7,756
Cash, cash equivalents and restricted cash at end of period	$16,954	$9,320
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2020 and 2019.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Numerator
Consolidated net income	$6,439	$3,680	$10,513	$7,586
Consolidated net (income) loss attributable to noncontrolling interest	37	(70)	(47)	(134)
Consolidated net income attributable to Walmart	$6,476	$3,610	$10,466	$7,452

Denominator
Weighted-average common shares outstanding, basic	2,832	2,853	2,832	2,861
Dilutive impact of share-based awards	16	16	16	17
Weighted-average common shares outstanding, diluted	2,848	2,869	2,848	2,878

Net income per common share attributable to Walmart
Basic	$2.29	$1.27	$3.70	$2.60
Diluted	2.27	1.26	3.67	2.59

Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2020 and July 31, 2020, respectively:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2020	$(11,827)	$1,517	$(539)	$(1,956)	$(12,805)
Other comprehensive income (loss) before reclassifications, net	(3,256)	157	(295)	(4)	(3,398)
Reclassifications to income, net	—	—	16	19	35
Balances as of April 30, 2020	$(15,083)	$1,674	$(818)	$(1,941)	$(16,168)
Other comprehensive income (loss) before reclassifications, net	246	(191)	303	(2)	356
Reclassifications to income, net	—	—	10	18	28
Balances as of July 31, 2020	$(14,837)	$1,483	$(505)	$(1,925)	$(15,784)
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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2020 and January 31, 2020, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Repayments of long-term debt	(2,937)	—	(2,937)
Reclassifications of long-term debt	3,125	(3,125)	—
Other	3	370	373
Balances as of July 31, 2020	$5,553	$40,959	$46,512

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
The fair value of the Company's equity investments are as follows:

(Amounts in millions)	Fair Value as of July 31, 2020	Fair Value as of January 31, 2020
Equity investments measured using Level 1 inputs	$4,689	$2,715
Equity investments measured using Level 2 inputs	5,204	2,723
Total	$9,893	$5,438

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2020 and January 31, 2020, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2020			January 31, 2020
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,000	$205	(1)	$4,000	$97	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	3,500	471	(1)	3,750	455	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,271	(748)	(2)	4,067	(696)	(2)
Total	$11,771	$(72)		$11,817	$(144)

(1)	Classified in Other long-term assets within the Company's Condensed Consolidated Balance Sheets.

(2)	Classified in Deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities subject to nonrecurring fair value measurements as of July 31, 2020.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2020 and January 31, 2020, are as follows:

	July 31, 2020		January 31, 2020
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$46,512	$58,357	$49,076	$57,769

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
ASDA Equal Value Claims
ASDA Stores Ltd. ("Asda"), a wholly-owned subsidiary of the Company, is a defendant in over 40,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("U.K.") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of employees working in Asda's warehouse and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
In October 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. Asda appealed the ruling and the oral argument was held before the Supreme Court of the United Kingdom in July 2020. The Company is awaiting a decision.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2020	2019	2020	2019
Net sales:
Walmart U.S.	$93,282	$85,200	$182,025	$165,544
Walmart International	27,167	29,139	56,933	57,914
Sam's Club	16,375	15,049	31,538	28,879
Net sales	$136,824	$129,388	$270,496	$252,337

Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2020	2019	2020	2019
Operating income (loss):
Walmart U.S.	$5,057	$4,659	$9,359	$8,801
Walmart International	812	893	1,618	1,631
Sam's Club	592	480	1,086	931
Corporate and support	(402)	(449)	(780)	(835)
Operating income	6,059	5,583	11,283	10,528
Interest, net	635	585	1,184	1,210
Other (gains) and losses	(3,222)	85	(3,943)	(752)
Income before income taxes	$8,646	$4,913	$14,042	$10,070

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or by market. From time to time, the Company revises the assignment of net sales of a particular item to a merchandise category. When the assignment changes, previous period amounts are reclassified to be comparable to the current period's presentation.
In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order digitally and the order is fulfilled through a store or club.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2020	2019	2020	2019
Grocery	$51,545	$48,196	$104,466	$94,395
General merchandise	31,682	27,246	57,148	51,637
Health and wellness	9,154	8,949	18,754	17,888
Other categories	901	809	1,657	1,624
Total	$93,282	$85,200	$182,025	$165,544

Of Walmart U.S.'s total net sales, approximately $10.5 billion and $5.4 billion related to eCommerce for the three months ended July 31, 2020 and 2019, respectively. Approximately $18.8 billion and $10.1 billion related to eCommerce for the six months ended July 31, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2020	2019	2020	2019
Mexico and Central America	$7,208	$8,014	$15,704	$15,852
United Kingdom	6,698	7,316	13,830	14,393
Canada	5,127	4,635	9,413	8,758
China	2,579	2,428	5,947	5,491
Other	5,555	6,746	12,039	13,420
Total	$27,167	$29,139	$56,933	$57,914

Of Walmart International's total net sales, approximately $3.3 billion and $2.6 billion related to eCommerce for the three months ended July 31, 2020 and 2019, respectively. Approximately $6.2 billion and $5.1 billion related to eCommerce for the six months ended July 31, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam’s Club net sales by merchandise category	2020	2019	2020	2019
Grocery and consumables	$10,715	$8,931	$21,076	$17,251
Fuel, tobacco and other categories	2,068	2,863	4,081	5,481
Home and apparel	1,953	1,763	3,233	3,193
Health and wellness	931	842	1,832	1,669
Technology, office and entertainment	708	650	1,316	1,285
Total	$16,375	$15,049	$31,538	$28,879

Of Sam's Club's total net sales, approximately $1.3 billion and $1.0 billion related to eCommerce for the three months ended July 31, 2020 and 2019, respectively. Approximately $2.3 billion and $1.7 billion related to eCommerce for the six months ended July 31, 2020 and 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2021 ("fiscal 2021") and the fiscal year ended January 31, 2020 ("fiscal 2020"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2020, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2020, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2020.
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
Supporting our associates. We remain focused on our strategy while also prioritizing the physical safety, financial health and emotional well-being of our associates. In the U.S., we provided extra pay and benefits, including special cash bonuses to store associates and the introduction of a COVID-19 Emergency Leave Policy. We have also done similar things in some of our international markets to support and reward associates.
Serving our customers. From an operational standpoint, stores continued to operate at reduced hours to allow for additional cleaning and sanitizing, posted social-distancing decals, implemented protocols for temperature checks, began metering the number of customers in a store or club at any one time, and installed sneeze guards at pharmacies and checkouts. Stores, clubs, and facilities received masks and gloves, and associates and customers are required to wear face coverings to protect both associates and our customers. Globally, we hired more than 500,000 associates through August 2020, many of whom are temporary.
Helping others. We increased our giving to community organizations and continued food donations from our stores and distribution centers. We supported tenants in various markets by waiving or discounting rent for in-store tenants during April 2020, which continued through May 2020.
Managing the business and driving our long-term strategy. As we take care of associates, customers and communities, we continue to manage the business and drive our long-term strategy. We are maintaining our everyday low-price discipline and our omni-channel offering continues to resonate with customers around the world who are increasingly seeking convenience.
The COVID-19 pandemic resulted in broad challenges globally in the first half fiscal 2021, including new and varying government regulations, stretching our supply chain, and introducing significant sales volatility as well as channel and mix shifts due to changing consumer habits.  Increased demand led to strong growth in net sales, including eCommerce growth acceleration, and higher operating expenses during the six months ended July 31, 2020. Although gross margin rates were flat for the six months ended July 31, 2020, gross margin rates significantly improved in the second quarter of fiscal 2021 as compared to the first quarter of fiscal 2021. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID–19 pandemic; the duration and extent of economic stimulus; the length and impact of any stay–at–home orders or government mandates; and volatility in employment trends and consumer confidence which will impact our results in the short term.
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
The COVID-19 pandemic led to increased demand and overall net sales growth through the first two quarters of fiscal 2021. As our Company continues to respond to the COVID-19 pandemic, we have prioritized our focus on associate care, including extra pay and benefits as well as masks and gloves; increased cleaning and sanitation measures; customer safety; and new associate hiring. Additionally, we've reduced capital spending, delayed certain consulting projects, and reduced marketing and travel in response to the COVID-19 pandemic.

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2020 and 2019, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	9.7%	2.9%	(0.2)%	0.0%	10.1%	3.1%	(0.3)%	0.0%
Sam's Club	8.8%	1.7%	(4.7)%	0.6%	9.2%	1.6%	(4.0)%	0.8%
Total U.S.	9.6%	2.7%	(0.8)%	0.0%	10.0%	2.8%	(0.7)%	0.0%
Comparable sales in the U.S., including fuel, increased 9.6% and 10.0% for the three and six months ended July 31, 2020, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 9.7% and 10.1% for the three and six months ended July 31, 2020, respectively, driven by growth in average ticket primarily resulting from increased demand due to the COVID-19 pandemic, partially offset by a decline in transactions as customers consolidated shopping trips. With the shift in purchasing behavior, Walmart U.S. segment's eCommerce sales positively contributed approximately 6.0% and 5.0% to comparable sales for the three and six months ended July 31, 2020, respectively, and was primarily driven by store pickup and delivery and walmart.com.
Comparable sales at the Sam's Club segment were 8.8% and 9.2% for the three and six months ended July 31, 2020, respectively. The Sam's Club segment's comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by lower fuel sales and our decision to remove tobacco from certain club locations. The Sam's Club segment's eCommerce sales positively contributed approximately 2.0% and 1.9% to comparable sales for the three and six months ended July 31, 2020, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2020	2019	2020	2019
Net sales	$136,824	$129,388	$270,496	$252,337
Percentage change from comparable period	5.7%	1.8%	7.2%	1.5%
Operating, selling, general and administrative expenses	$28,994	$26,871	$56,366	$52,817
Percentage change from comparable period	7.9%	0.6%	6.7%	0.5%
Operating, selling, general and administrative expenses as a percentage of net sales	21.2%	20.8%	20.8%	20.9%
Despite the increase in net sales from the strong demand resulting from the COVID-19 pandemic for the three months ended July 31, 2020, operating expenses as a percentage of net sales increased by 42 basis points when compared to the same period in the previous fiscal year. The increase was primarily the result of $1.5 billion of incremental expenses related to associate care and customer safety during the COVID-19 pandemic which included special bonuses, additional cleaning and supplies, emergency leave pay and other similar charges, as well as a $0.4 billion business restructuring charge in Walmart U.S.
For the six months ended July 31, 2020 we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 9 basis points when compared to the same period in the previous fiscal year. The primary driver of the expense leverage was due to our growth in comparable store sales driven by strong demand resulting from the COVID-19 pandemic, which was partially offset by $2.4 billion of incremental expenses described above during the COVID-19 pandemic as well as a $0.4 billion business restructuring charge in Walmart U.S.

Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. In recent years, we have allocated more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings. We will continue to remain disciplined with our capital spending in light of the COVID-19 pandemic. Total capital expenditures for the six months ended July 31, 2020 decreased compared to the prior year due to the COVID-19 pandemic which impacted the timing of store remodeling and front-end technology transformation activities in Walmart U.S.; the following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2020	2019
eCommerce, technology, supply chain and other	$1,814	$2,327
Store remodels	822	1,310
New stores and clubs, including expansions and relocations	43	41
Total U.S.	2,679	3,678
Walmart International	890	1,193
Total Capital Expenditures	$3,569	$4,871

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 7.7% and 6.0% for the trailing twelve months ended July 31, 2020 and 2019, respectively. The increase in ROA was primarily due to the increase in consolidated net income primarily driven by the change in fair value of the investment in JD.com, partially offset by the increase in average total assets due to the acquisition of Flipkart. ROI was 13.5% and 14.3% for the trailing twelve months ended July 31, 2020 and 2019, respectively. The decrease in ROI was primarily due to the increase in average total assets due to the acquisition of Flipkart.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. For the trailing twelve months ended July 31, 2019, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of that balance sheet date, rather than averaged, because they are not directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average was used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02").
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2020	2019
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$18,128	$13,216
Denominator
Average total assets(1)	$236,122	$220,462
Return on assets (ROA)	7.7%	6.0%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,323	$21,581
+ Interest income	151	227
+ Depreciation and amortization	11,113	10,782
+ Rent	2,679	2,809
= ROI operating income	$35,266	$35,399

Denominator
Average total assets(1),(2)	$236,122	$227,557
+ Average accumulated depreciation and amortization(1), (2)	93,418	86,003
- Average accounts payable(1)	46,099	44,500
- Average accrued liabilities(1)	22,230	21,769
= Average invested capital	$261,211	$247,291
Return on investment (ROI)	13.5%	14.3%

	As of July 31,
	2020	2019	2018
Certain Balance Sheet Data
Total assets	$237,382	$234,861	$206,062
Leased assets, net	NP	21,188	6,998
Total assets without leased assets, net	NP	213,673	199,064
Accumulated depreciation and amortization	97,023	89,813	84,052
Accumulated amortization on leased assets	NP	3,686	5,547
Accumulated depreciation and amortization, without leased assets	NP	86,127	78,505
Accounts payable	46,326	45,871	43,128
Accrued liabilities	23,768	20,691	22,846

1 The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the corresponding prior period and dividing by 2. Average total assets as used in ROA includes the average impact of the adoption of ASU 2016-02.

2 For the twelve months ended July 31, 2019, as a result of adopting ASU 2016-02, average total assets is based on the average of total assets without leased assets, net plus leased assets, net as of July 31, 2019. Average accumulated depreciation and amortization is based on the average of accumulated depreciation and amortization, without leased assets plus accumulated amortization on leased assets as of July 31, 2019.

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $19.0 billion for the six months ended July 31, 2020, which increased when compared to $11.2 billion for the six months ended July 31, 2019 primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments. We generated free cash flow of $15.4 billion for the six months ended July 31, 2020, which increased when compared to $6.3 billion for the six months ended July 31, 2019 due to the same reasons as the increase in net cash provided by operating activities, as well as $1.3 billion in decreased capital expenditures due to impacts from the COVID-19 pandemic which impacted the timing of store remodeling and front-end technology transformation activities in Walmart U.S.
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

	Six Months Ended July 31,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$18,956	$11,185
Payments for property and equipment	(3,569)	(4,871)
Free cash flow	$15,387	$6,314

Net cash used in investing activities(1)	$(3,634)	$(3,824)
Net cash used in financing activities	(7,814)	(5,531)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Total revenues	$137,742	$130,377	$272,364	$254,302
Percentage change from comparable period	5.6%	1.8%	7.1%	1.4%
Net sales	$136,824	$129,388	$270,496	$252,337
Percentage change from comparable period	5.7%	1.8%	7.2%	1.5%
Total U.S. calendar comparable sales increase	9.6%	2.7%	10.0%	2.8%
Gross profit margin as a percentage of net sales	24.9%	24.3%	24.3%	24.3%
Operating income	$6,059	$5,583	$11,283	$10,528
Operating income as a percentage of net sales	4.4%	4.3%	4.2%	4.2%
Other (gains) and losses	$(3,222)	$85	$(3,943)	$(752)
Consolidated net income	$6,439	$3,680	$10,513	$7,586
Unit counts at period end	11,496	11,389	11,496	11,389
Retail square feet at period end	1,127	1,127	1,127	1,127
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $7.4 billion or 5.6% and $18.1 billion or 7.1% for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. These increases in revenue were due to increases in net sales, which were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments resulting from strong demand due to the COVID-19 pandemic, along with positive comparable sales in majority of our international markets, despite operating limitations in several markets due to government regulations and precautionary measures taken as a result of the COVID-19 pandemic. These increases were partially offset by a $2.4 billion and $3.7 billion negative impact of fluctuations in currency exchange rates for the three and six months ended July 31, 2020, respectively.
As the COVID-19 pandemic spread to the U.S in late February, we saw the mix of sales shift heavily toward food and consumables as consumers initiated stock-up trips. Toward the end of the first quarter of fiscal 2021 and throughout the second quarter of fiscal 2021, sales increased in several general merchandise categories which were heavily influenced by stimulus dollars in the U.S.  eCommerce sales remained strong throughout the first half of fiscal 2021 as more customers gravitated toward and continued using store pickup and delivery.
Gross profit as a percentage of net sales ("gross profit rate") increased 63 basis points for the three months ended July 31, 2020 when compared to the same period in the previous fiscal year. The increase was primarily the result of strong sales in higher-margin general merchandise categories, which in the U.S. was aided by government stimulus, lower markdowns, and better fuel margins.
The gross profit rate was flat for the six months ended July 31, 2020 when compared to the same period in the previous fiscal year. The increase in the gross profit rate for the three months ended July 31, 2020, as described above, was offset in the Walmart U.S. segment by carryover of prior year price investments as well the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic.
Despite the increase in net sales, operating expenses as a percentage of net sales increased 42 basis points for the three months ended July 31, 2020 when compared to the same period in the previous fiscal year primarily due to $1.5 billion of incremental costs related to the COVID-19 pandemic and a $0.4 billion business restructuring charge in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 9 basis points for the six months ended July 31, 2020 when compared to the same period in the previous fiscal year, primarily due to strong sales, partially offset by $2.4 billion of incremental costs related to the COVID-19 pandemic as well as a $0.4 billion business restructuring charge in the Walmart U.S. segment.
Other gains and losses consisted of a gain of $3.2 billion and a loss of $0.1 billion for the three months ended July 31, 2020 and 2019, respectively, and a gain of $3.9 billion and $0.8 billion for the six months ended July 31, 2020 and 2019, respectively, primarily representing the fair value change of our JD.com investment.
Our effective income tax rate was 25.5% and 25.1% for the three and six months ended July 31, 2020, respectively, compared to 25.1% and 24.7% for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $2.8 billion and $2.9 billion for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $2.27 and $3.67 for the three and six months ended July 31, 2020, respectively, which represents an increase of $1.01 and $1.08 when compared to the same periods, respectively, in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Net sales	$93,282	$85,200	$182,025	$165,544
Percentage change from comparable period	9.5%	2.9%	10.0%	3.1%
Calendar comparable sales increase	9.7%	2.9%	10.1%	3.1%
Operating income	$5,057	$4,659	$9,359	$8,801
Operating income as a percentage of net sales	5.4%	5.5%	5.1%	5.3%
Unit counts at period end	4,754	4,759	4,754	4,759
Retail square feet at period end	703	704	703	704
Net sales for the Walmart U.S. segment increased $8.1 billion or 9.5% and $16.5 billion or 10.0% for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 9.7% and 10.1% for the three and six months ended July 31, 2020, respectively, driven by growth in average ticket primarily resulting from increased demand due to economic conditions and government stimulus initiatives related to the COVID-19 pandemic. Customers continued consolidating shopping trips and purchasing larger baskets which contributed to the growth in average ticket while transactions decreased. Stimulus funds resulting from the COVID-19 pandemic tapered off contributing to slower growth in comparable sales towards the end of the second quarter. With the shift in purchasing behavior, Walmart U.S. eCommerce sales positively contributed approximately 6.0% and 5.0% to comparable sales during the three and six months ended July 31, 2020, respectively, and was primarily driven by store pickup and delivery and walmart.com.
Gross profit rate increased 42 basis points for the three months ended July 31, 2020, when compared to the same period in the previous fiscal year due to increased sales of higher-margin general merchandise categories, fewer markdowns, and improvements in walmart.com's contribution to gross margin rates. Gross profit rate decreased 33 basis points for the six months ended July 31, 2020, when compared to the same period in the previous fiscal year due to carryover of prior year price investments as well the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic, partially offset by the gross profit rate increase during the three months ended July 31, 2020.
Despite the increase in net sales, operating expenses as a percentage of net sales increased 41 basis points for the three months ended July 31, 2020 when compared to the same period in the previous fiscal year primarily due to $1.2 billion of incremental costs related to the COVID-19 pandemic, including special bonuses for store associates, additional costs associated with outfitting our associates with masks and gloves, expanded cleaning practices, and expanded sick and emergency leave pay, as well as a $0.4 billion business restructuring charge resulting from changes to Walmart U.S. support teams to better support its omni-channel strategy.
Operating expenses as a percentage of net sales decreased 22 basis points for the six months ended July 31, 2020 when compared to the same period in the previous fiscal year, primarily due to strong sales, which were partially offset by $1.9 billion of incremental costs related to the COVID-19 pandemic as well as the $0.4 billion business restructuring charge described above.
As a result of the factors discussed above, operating income increased $0.4 billion and $0.6 billion for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Net sales	$27,167	$29,139	$56,933	$57,914
Percentage change from comparable period	(6.8)%	(1.1)%	(1.7)%	(3.0)%
Operating income	$812	$893	$1,618	$1,631
Operating income as a percentage of net sales	3.0%	3.1%	2.8%	2.8%
Unit counts at period end	6,143	6,031	6,143	6,031
Retail square feet at period end	344	343	344	343
Net sales for the Walmart International segment decreased $2.0 billion or 6.8% and $1.0 billion or 1.7% for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily due to negative fluctuations in currency exchange rates of $2.4 billion and $3.7 billion for the three and six months ended July 31, 2020, respectively, which were partially offset by positive comparable sales growth in the majority of our markets driven by changes in consumer behavior in response to the COVID-19 pandemic.
Beginning in March, we experienced significant economic pressure, channel shift and mix shifts in our major markets as customers focused on pantry stock-ups and reduced purchases of non-essential products. Through April and into May, we experienced extensive store and operational closures in several markets such as India, South Africa and Central America as government mandates limited or restricted the sale of certain products.  By the end of the second quarter, most of our closed stores and warehouses had resumed operations.
Gross profit rate increased 74 and 39 basis points for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases in gross profit rate for the three and six months ended July 31, 2020 were due to reduced fuel sales in the U.K. and limited operations in our Flipkart business during the second quarter of fiscal 2021.
Operating expenses as a percentage of net sales increased 65 and 24 basis points for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to $0.2 billion and $0.3 billion of incremental costs related to the COVID-19 pandemic for the three and six months ended July 31, 2020, respectively, including additional costs related to customer and associate health as well as increased cleaning practices, expanded sick and emergency leave pay, and bonuses for store associates. The incremental costs associated with the COVID-19 pandemic were partially offset by the current period impact of a twelve-month property tax abatement in the U.K.
As a result of the factors discussed above, operating income decreased for the three and six months ended July 31, 2020, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Including Fuel
Net sales	$16,375	$15,049	$31,538	$28,879
Percentage change from comparable period	8.8%	1.8%	9.2%	1.6%
Calendar comparable sales increase	8.8%	1.7%	9.2%	1.6%
Operating income	$592	$480	$1,086	$931
Operating income as a percentage of net sales	3.6%	3.2%	3.4%	3.2%
Unit counts at period end	599	599	599	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$15,264	$13,451	$29,333	$25,904
Percentage change from comparable period	13.5%	1.2%	13.2%	0.9%
Operating income	$527	$424	$925	$867
Operating income as a percentage of net sales	3.5%	3.2%	3.2%	3.3%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $1.3 billion or 8.8% and $2.7 billion or 9.2% for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 8.8% and 9.2% for the three and six months ended July 31, 2020, respectively. Comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic and partially offset by lower fuel sales and our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 2.0% and 1.9% to comparable sales for the three and six months ended July 31, 2020, respectively.
Gross profit rate increased 105 basis points for the three months ended July 31, 2020, when compared to the same period in the previous fiscal year due to higher fuel margins, lower markdowns, and improvements in inventory losses. The increase in the gross profit rate for the three months ended July 31, 2020, was partially offset by investments in price and higher eCommerce fulfillment costs.
Gross profit rate increased 64 basis points for the six months ended July 31, 2020, when compared to the same period in the previous fiscal year due to higher fuel margins, improvements in inventory losses, and reduction in the sale of tobacco, which has lower margins. The increase in the gross profit rates for the six months ended July 31, 2020, was partially offset by investments in price and higher eCommerce fulfillment costs.
Membership and other income increased 4.0% and 4.8% for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases for the three and six months ended July 31, 2020 were due to increases in total members, overall renewal rates, and Plus penetration rate as a result of the COVID-19 pandemic.

Despite the increase in net sales from the strong demand resulting from the COVID-19 pandemic, operating expenses as a percentage of segment net sales increased 52 and 32 basis points for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily the result of $0.1 billion and $0.2 billion of incremental costs related to the COVID-19 pandemic for the three and six months ended July 31, 2020, respectively, including additional costs such as special bonuses for club associates, expanded security and cleaning practices, outfitting our associates with masks and gloves, and expanded sick and emergency leave pay. Additionally, the increases in operating expense as a percentage of segment net sales were affected by reduced fuel and tobacco sales.
As a result of the factors discussed above, operating income increased $112 million and $155 million for the three and six months ended July 31, 2020, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$18,956	$11,185
Net cash provided by operating activities was $19.0 billion and $11.2 billion for the six months ended July 31, 2020 and 2019, respectively. The increase in cash provided by operating activities for the six months ended July 31, 2020, was primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $16.9 billion and $9.3 billion at July 31, 2020 and 2019, respectively. We maintained more cash at July 31, 2020 compared to July 31, 2019 in order to provide us with enhanced financial flexibility due to the uncertainties related to the COVID-19 pandemic. Our working capital deficit was $17.0 billion at July 31, 2020, which decreased when compared to $18.9 billion at July 31, 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of July 31, 2020 and January 31, 2020, cash and cash equivalents of $1.9 billion and $2.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $1.9 billion at July 31, 2020, approximately $0.4 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2020	2019
Net cash used in investing activities	$(3,634)	$(3,824)
Net cash used in investing activities was $3.6 billion and $3.8 billion for the six months ended July 31, 2020 and 2019, respectively. Net cash used in investing activities decreased $0.2 billion for the six months ended July 31, 2020, primarily as a result of decreased capital expenditures, partially offset by lapping net proceeds received from the sale of our banking operations in Walmart Canada in fiscal 2020.

Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2020	2019
Net cash used in financing activities	$(7,814)	$(5,531)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $7.8 billion and $5.5 billion for the six months ended July 31, 2020 and 2019, respectively. The increase is primarily due to the timing of issuances and repayments of long-term debt, partially offset by a reduction in share repurchases and short-term borrowings as we manage our financial position during the current economic environment.
In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2020, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Repayments of long-term debt	(2,937)	—	(2,937)
Reclassifications of long-term debt	3,125	(3,125)	—
Other	3	370	373
Balances as of July 31, 2020	$5,553	$40,959	$46,512
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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2020 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2020, authorization for $5.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We continue to review our share repurchase activity in light of the COVID-19 pandemic and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2020	2019
Total number of shares repurchased	6.3	36.6
Average price paid per share	$114.73	$101.26
Total amount paid for share repurchases	$723	$3,707
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At July 31, 2020, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at July 31, 2020 are similar to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the SEC on March 20, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of August 21, 2020; some cases are in the process of being transferred to the MDL or have remand motions pending. A trial is currently scheduled to begin on November 9, 2020 against a number of parties, including the Company, regarding opioid distribution claims. A trial is also currently scheduled to begin in the MDL in May 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the United States District Court for the Eastern District of Oklahoma. In addition, there are over 200 state court cases pending as of August 21, 2020, some of which may be removed to federal court to seek MDL transfer. The case citations for the state court cases and other information are included on Exhibit 99.1 to this Form 10-Q.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.  The COVID-19 pandemic and related governmental actions have had wide-ranging effects on our business and the global economy and have exacerbated the potential for certain risks identified in that disclosure, including, without limitation, risks related to the successful execution of our omni-channel strategy, operational risks associated with geo-political and catastrophic events, risks associated with our suppliers, reputational risks and risk associated with changes in and failure to comply with laws and regulations, to materially and adversely affect our financial performance.  The financial impact to the Company of the COVID-19 pandemic during the six month period ended July 31, 2020, as well as certain of the actions we have taken to protect the health and safety of our associates, customers, members and the communities we serve, are discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its economic effect in the U.S and the other markets we serve, there can be no assurance that the pandemic will not materially and adversely affect our business, results of operations, financial condition, or liquidity in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2020, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of July 31, 2020, authorization for $5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2020, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2020	—	$—	—	$5.0
June 1 - 30, 2020	—	—	—	5.0
July 1 - 31, 2020	—	—	—	5.0
Total	—		—
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:

•
statements in Note 3 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; and statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing ASDA Equal Value Claims and the Prescription Opiate Litigation and Other Matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;

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

Risks, Factors and Uncertainties Regarding Our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors

•	economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;

•	currency exchange rate fluctuations;

•	changes in market rates of interest;

•	changes in market levels of wages;

•	changes in the size of various markets, including eCommerce markets;

•	unemployment levels;

•	inflation or deflation, generally and in certain product categories;

•	transportation, energy and utility costs;

•	commodity prices, including the prices of oil and natural gas;

•	consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;

•	trends in consumer shopping habits around the world and in the markets in which Walmart operates;

•	consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and

•	initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures.
Operating Factors

•	the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;

•	the financial performance of Walmart and each of its segments, including the amount of Walmart's cash flow during various periods;

•	customer transaction and average ticket in Walmart's stores and clubs and on its eCommerce platforms;

•	the mix of merchandise Walmart sells and its customers purchase;

•	the availability of goods from suppliers and the cost of goods acquired from suppliers;

•	the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;

•	the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;

•	Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;

•	unexpected changes in Walmart's objectives and plans;

•	the amount of shrinkage Walmart experiences;

•	consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;

•	Walmart's gross profit margins, including pharmacy margins and margins of other product categories;

•	the selling prices of gasoline and diesel fuel;

•	disruption of seasonal buying patterns in Walmart's markets;

•	disruptions in Walmart's supply chain;

•	cybersecurity events affecting Walmart and related costs and impact of any disruption in business;

•	Walmart's labor costs, including healthcare and other benefit costs;

•	Walmart's casualty and accident-related costs and insurance costs;

•	the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;

•	the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;

•	delays in the opening of new, expanded, relocated or remodeled units;

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;

•	changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;

•	Walmart's effective tax rate; and

•	unanticipated changes in accounting judgments and estimates.

Regulatory and Other Factors

•	changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;

•	the imposition of new taxes on imports, new tariffs and changes in existing tariff rates;

•	the imposition of new trade restrictions and changes in existing trade restrictions;

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

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Prescription Opiate Litigation Cases

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

September 2, 2020	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

September 2, 2020	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

September 2, 2020	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)