Form 10-Q
period 2020-10-31
Walmart Inc.
filed 2020-12-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,829,285,926 shares of common stock outstanding as of November 30, 2020.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Revenues:
Net sales	$133,752	$126,981	$404,248	$379,318
Membership and other income	956	1,010	2,824	2,975
Total revenues	134,708	127,991	407,072	382,293
Costs and expenses:
Cost of sales	100,339	95,900	305,054	286,857
Operating, selling, general and administrative expenses	28,591	27,373	84,957	80,190
Operating income	5,778	4,718	17,061	15,246
Interest:
Debt	455	547	1,542	1,693
Finance lease	86	86	249	254
Interest income	(25)	(44)	(91)	(148)
Interest, net	516	589	1,700	1,799
Other (gains) and losses	(1,853)	(244)	(5,796)	(996)
Income before income taxes	7,115	4,373	21,157	14,443
Provision for income taxes	1,914	1,052	5,443	3,536
Consolidated net income	5,201	3,321	15,714	10,907
Consolidated net income attributable to noncontrolling interest	(66)	(33)	(113)	(167)
Consolidated net income attributable to Walmart	$5,135	$3,288	$15,601	$10,740

Net income per common share:
Basic net income per common share attributable to Walmart	$1.81	$1.16	$5.51	$3.76
Diluted net income per common share attributable to Walmart	1.80	1.15	5.48	3.74

Weighted-average common shares outstanding:
Basic	2,833	2,843	2,832	2,855
Diluted	2,849	2,861	2,849	2,872

Dividends declared per common share	$—	$—	$2.16	$2.12
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2020	2019	2020	2019
Consolidated net income	$5,201	$3,321	$15,714	$10,907
Consolidated net income attributable to noncontrolling interest	(66)	(33)	(113)	(167)
Consolidated net income attributable to Walmart	5,135	3,288	15,601	10,740

Other comprehensive income (loss), net of income taxes
Currency translation and other	1,262	(1,188)	(2,408)	(762)
Net investment hedges	(1)	(113)	(35)	135
Cash flow hedges	—	(12)	34	(301)
Minimum pension liability	16	8	47	13
Other comprehensive income (loss), net of income taxes	1,277	(1,305)	(2,362)	(915)
Other comprehensive (income) loss attributable to noncontrolling interest	(109)	193	551	75
Other comprehensive income (loss) attributable to Walmart	1,168	(1,112)	(1,811)	(840)

Comprehensive income, net of income taxes	6,478	2,016	13,352	9,992
Comprehensive (income) loss attributable to noncontrolling interest	(175)	160	438	(92)
Comprehensive income attributable to Walmart	$6,303	$2,176	$13,790	$9,900
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,325	$9,465	$8,606
Receivables, net	5,770	6,284	5,612
Inventories	51,842	44,435	51,546
Prepaid expenses and other	1,665	1,622	2,148
Total current assets	73,602	61,806	67,912

Property and equipment, net	102,232	105,208	104,326
Operating lease right-of-use assets	17,128	17,424	16,944
Finance lease right-of-use assets, net	4,929	4,417	4,155
Goodwill	30,236	31,073	30,716
Other long-term assets	22,736	16,567	15,777
Total assets	$250,863	$236,495	$239,830

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$240	$575	$4,926
Accounts payable	54,152	46,973	49,750
Dividends payable	1,529	—	1,507
Accrued liabilities	24,995	22,296	20,973
Accrued income taxes	548	280	327
Long-term debt due within one year	4,358	5,362	4,093
Operating lease obligations due within one year	1,725	1,793	1,740
Finance lease obligations due within one year	574	511	468
Total current liabilities	88,121	77,790	83,784

Long-term debt	40,849	43,714	44,912
Long-term operating lease obligations	15,982	16,171	15,741
Long-term finance lease obligations	4,750	4,307	4,068
Deferred income taxes and other	13,657	12,961	13,018

Commitments and contingencies

Equity:
Common stock	283	284	284
Capital in excess of par value	3,485	3,247	3,091
Retained earnings	92,279	83,943	80,656
Accumulated other comprehensive loss	(14,616)	(12,805)	(12,382)
Total Walmart shareholders' equity	81,431	74,669	71,649
Noncontrolling interest	6,073	6,883	6,658
Total equity	87,504	81,552	78,307
Total liabilities and equity	$250,863	$236,495	$239,830
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Other	6	1	(238)	(9)	—	(246)	(26)	(272)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110
Consolidated net income	—	—	—	6,476	—	6,476	(37)	6,439
Other comprehensive income, net of income taxes	—	—	—	—	384	384	52	436
Dividends to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Other	2	(1)	214	(3)	—	210	5	215
Balances as of July 31, 2020	2,834	$283	$3,197	$87,614	$(15,784)	$75,310	$5,887	$81,197
Consolidated net income	—	—	—	5,135	—	5,135	66	5,201
Other comprehensive income, net of income taxes	—	—	—	—	1,168	1,168	109	1,277
Purchase of Company stock	(4)	—	(17)	(469)	—	(486)	—	(486)
Dividends to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Other	1	—	305	(1)	—	304	19	323
Balances as of October 31, 2020	2,831	$283	$3,485	$92,279	$(14,616)	$81,431	$6,073	$87,504
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
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2020	2019
Cash flows from operating activities:
Consolidated net income	$15,714	$10,907
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,333	8,159
Unrealized (gains) and losses	(6,883)	(911)
Losses and (gains) on disposal of business operations	1,028	(1)
Deferred income taxes	1,246	574
Other operating activities	930	938
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	165	661
Inventories	(8,260)	(7,558)
Accounts payable	8,553	2,925
Accrued liabilities	1,796	(1,107)
Accrued income taxes	258	(48)
Net cash provided by operating activities	22,880	14,539

Cash flows from investing activities:
Payments for property and equipment	(6,438)	(7,765)
Proceeds from the disposal of property and equipment	99	218
Proceeds from the disposal of certain operations	12	833
Payments for business acquisitions, net of cash acquired	(180)	(56)
Other investing activities	—	485
Net cash used in investing activities	(6,507)	(6,285)

Cash flows from financing activities:
Net change in short-term borrowings	(301)	(282)
Proceeds from issuance of long-term debt	—	5,492
Repayments of long-term debt	(4,132)	(1,907)
Dividends paid	(4,582)	(4,545)
Purchase of Company stock	(1,186)	(4,829)
Dividends paid to noncontrolling interest	(76)	(407)
Other financing activities	(1,063)	(735)
Net cash used in financing activities	(11,340)	(7,213)

Effect of exchange rates on cash, cash equivalents and restricted cash	(170)	(166)

Net increase in cash, cash equivalents and restricted cash	4,863	875
Cash, cash equivalents and restricted cash at beginning of year	9,515	7,756
Cash, cash equivalents and restricted cash at end of period	$14,378	$8,631
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of October related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2020 and 2019.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Numerator
Consolidated net income	$5,201	$3,321	$15,714	$10,907
Consolidated net income attributable to noncontrolling interest	(66)	(33)	(113)	(167)
Consolidated net income attributable to Walmart	$5,135	$3,288	$15,601	$10,740

Denominator
Weighted-average common shares outstanding, basic	2,833	2,843	2,832	2,855
Dilutive impact of share-based awards	16	18	17	17
Weighted-average common shares outstanding, diluted	2,849	2,861	2,849	2,872

Net income per common share attributable to Walmart
Basic	$1.81	$1.16	$5.51	$3.76
Diluted	1.80	1.15	5.48	3.74
Note 3. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2020, July 31, 2020 and October 31, 2020:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2020	$(11,827)	$1,517	$(539)	$(1,956)	$(12,805)
Other comprehensive income (loss) before reclassifications, net	(3,256)	157	(295)	(4)	(3,398)
Reclassifications to income, net	—	—	16	19	35
Balances as of April 30, 2020	$(15,083)	$1,674	$(818)	$(1,941)	$(16,168)
Other comprehensive income (loss) before reclassifications, net	246	(191)	303	(2)	356
Reclassifications to income, net	—	—	10	18	28
Balances as of July 31, 2020	$(14,837)	$1,483	$(505)	$(1,925)	$(15,784)
Other comprehensive income (loss) before reclassifications, net	1,153	(1)	(13)	(3)	1,136
Reclassifications to income, net	—	—	13	19	32
Balances as of October 31, 2020	$(13,684)	$1,482	$(505)	$(1,909)	$(14,616)
The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2019, July 31, 2019 and October 31, 2019:

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

Amounts reclassified from accumulated other comprehensive loss to net income for derivative instruments are recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts reclassified from accumulated other comprehensive loss to net income for the minimum pension liability, as well as the cumulative translation resulting from a disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2020 and January 31, 2020, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Repayments of long-term debt	(4,132)	—	(4,132)
Reclassifications of long-term debt	3,126	(3,126)	—
Other	2	261	263
Balances as of October 31, 2020	$4,358	$40,849	$45,207
Note 5. Fair Value Measurements
Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:
•Level 1: observable inputs such as quoted prices in active markets;
•Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3: unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.
The Company measures the fair value of equity investments on a recurring basis in the accompanying Condensed Consolidated Balance Sheets.
The fair value of the Company's equity investments recorded in other long-term assets are as follows:

(Amounts in millions)	Fair Value as of October 31, 2020	Fair Value as of January 31, 2020
Equity investments measured using Level 1 inputs	$5,987	$2,715
Equity investments measured using Level 2 inputs	6,782	2,723
Total	$12,769	$5,438
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2020 and January 31, 2020, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2020			January 31, 2020
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$3,250	$177	(1)	$4,000	$97	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	3,500	446	(1)	3,750	455	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	4,206	(722)	(2)	4,067	(696)	(2)
Total	$10,956	$(99)		$11,817	$(144)
(1)Classified in Other long-term assets within the Company's Condensed Consolidated Balance Sheets.
(2)Classified in Deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities subject to nonrecurring fair value measurements as of October 31, 2020. Refer to Note 6 for additional information regarding the sale of Walmart Argentina.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2020 and January 31, 2020, are as follows:

	October 31, 2020		January 31, 2020
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$45,207	$55,257	$49,076	$57,769
Note 6. Divestitures
During fiscal 2021, the Company announced the following actions related to the Company's Walmart International segment.
Asda
In October 2020, the Company entered into a definitive agreement and announced the proposed divestiture of Asda Group Limited, a wholly-owned subsidiary of the Company ("Asda”), for an enterprise value of £6.8 billion, or approximately $9.1 billion based on current exchange rates. Due to uncertainty of the macro-economic environment and a complex regulatory review process, the outcome of which is uncertain, the held for sale criteria for the disposal group was not met as of October 31, 2020, and accordingly no impacts have been reflected in the Condensed Consolidated Financial Statements.
Walmart Argentina
In November 2020, the Company completed the sale of Walmart Argentina and classified the disposal group as held for sale as of October 31, 2020 in the Condensed Consolidated Balance Sheet. As a result, the Company recorded a pre-tax loss of $1.0 billion during the three and nine months ended October 31, 2020 in other gains and losses in its Condensed Consolidated Statement of Income primarily due to the impact of cumulative translation losses on the carrying value of the disposal group.
Seiyu
In November 2020, the Company entered into a definitive agreement to sell a majority stake in Seiyu, the Company's retail business in Japan, for an enterprise value of ¥172.5 billion, or approximately $1.7 billion based on current exchange rates. As the disposal group met the held for sale criteria subsequent to October 31, 2020, the Company will recognize a non-cash loss of approximately $2.0 billion, after tax, in the fourth quarter of fiscal 2021. This estimate may fluctuate based on currency exchange rates and customary purchase price adjustments up to the closing date of the transaction, which is expected to occur in the first quarter of fiscal 2022 and is subject to regulatory approvals.
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

ASDA Equal Value Claims
ASDA Stores Ltd., an Asda subsidiary, is a defendant in over 40,000 equal value ("Equal Value") claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("U.K.") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of employees working in Asda's warehouse and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
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
Prescription Opiate Litigation and Other Matters
In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement.  The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. On October 22, 2020, the Company filed a declaratory judgment action against the U.S. Department of Justice and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Note 8. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale, eCommerce websites and other units located throughout the U.S., Africa, Argentina, Canada, Central America, Chile, China, India, Japan, Mexico, and the United Kingdom. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2020	2019	2020	2019
Net sales:
Walmart U.S.	$88,353	$83,189	$270,378	$248,733
Walmart International	29,554	29,167	86,487	87,081
Sam's Club	15,845	14,625	47,383	43,504
Net sales	$133,752	$126,981	$404,248	$379,318
Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2020	2019	2020	2019
Operating income (loss):
Walmart U.S.	$4,589	$4,176	$13,948	$12,977
Walmart International	1,078	634	2,696	2,265
Sam's Club	431	327	1,517	1,258
Corporate and support	(320)	(419)	(1,100)	(1,254)
Operating income	5,778	4,718	17,061	15,246
Interest, net	516	589	1,700	1,799
Other (gains) and losses	(1,853)	(244)	(5,796)	(996)
Income before income taxes	$7,115	$4,373	$21,157	$14,443
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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2020	2019	2020	2019
Grocery	$50,683	$48,117	$155,149	$142,511
General merchandise	26,927	24,964	84,075	76,602
Health and wellness	9,806	9,225	28,560	27,113
Other categories	937	883	2,594	2,507
Total	$88,353	$83,189	$270,378	$248,733
Of Walmart U.S.'s total net sales, approximately $10.3 billion and $5.7 billion related to eCommerce for the three months ended October 31, 2020 and 2019, respectively. Approximately $29.1 billion and $15.8 billion related to eCommerce for the nine months ended October 31, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2020	2019	2020	2019
Mexico and Central America	$7,429	$7,913	$23,133	$23,765
United Kingdom	7,249	6,961	21,079	21,355
Canada	4,969	4,608	14,383	13,366
China	2,787	2,718	8,735	8,209
Other	7,120	6,967	19,157	20,386
Total	$29,554	$29,167	$86,487	$87,081
Of Walmart International's total net sales, approximately $4.3 billion and $2.9 billion related to eCommerce for the three months ended October 31, 2020 and 2019, respectively. Approximately $10.5 billion and $7.9 billion related to eCommerce for the nine months ended October 31, 2020 and 2019, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam’s Club net sales by merchandise category	2020	2019	2020	2019
Grocery and consumables	$10,450	$8,900	$31,526	$26,151
Fuel, tobacco and other categories	1,942	2,646	6,023	8,127
Home and apparel	1,693	1,532	4,926	4,725
Health and wellness	1,017	858	2,849	2,527
Technology, office and entertainment	743	689	2,059	1,974
Total	$15,845	$14,625	$47,383	$43,504
Of Sam's Club's total net sales, approximately $1.3 billion and $0.9 billion related to eCommerce for the three months ended October 31, 2020 and 2019, respectively. Approximately $3.7 billion and $2.6 billion related to eCommerce for the nine months ended October 31, 2020 and 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2021 ("fiscal 2021") and the fiscal year ended January 31, 2020 ("fiscal 2020"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2020, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2020, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2020.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Consistent with our strategy to further position our Walmart International portfolio enabling long-term, sustainable and profitable growth, we have taken the following actions:
•In October 2020, we agreed to sell Asda Group Limited ("Asda”) for an enterprise value of £6.8 billion, or approximately $9.1 billion based on current exchange rates. When the disposal group meets the held for sale criteria, we expect to recognize a non-cash loss of approximately $5.5 billion, after tax, which includes the estimated loss on sale as well as the loss associated with the derecognition of the Asda pension plan. This loss may fluctuate based on currency exchange rates and customary purchase price adjustments. The loss associated with the derecognition of the Asda pension plan will be recognized at the earlier of either the disposal group meeting the held for sale criteria or the pension buy-out. We expect the impact of removing Asda from our Walmart International segment to dilute earnings per share by $0.25 in the first full year following completion of the transaction reflecting the absence of net income from Asda. Refer to Note 6.
•In November 2020, we completed the sale of Walmart Argentina and classified the disposal group as held for sale as of October 31, 2020 in our Condensed Consolidated Balance Sheet. As a result, we recorded a non-cash loss of $1.0 billion, after-tax, during the three and nine months ended October 31, 2020 primarily due to cumulative foreign currency translation losses. Refer to Note 6.

•In November 2020, we agreed to sell a majority stake in Seiyu, our retail business in Japan, for an enterprise value of ¥172.5 billion, or approximately $1.7 billion based on current exchange rates. As the disposal group met the held for sale criteria subsequent to October 31, 2020, we will recognize a non-cash loss of approximately $2.0 billion, after tax, in the fourth quarter of fiscal 2021. This estimate may fluctuate based on currency exchange rates and customary purchase price adjustments up to the closing date of the transaction, which is expected to occur in the first quarter of fiscal 2022 and is subject to regulatory approvals. Refer to Note 6.
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events and global health epidemics, including the ongoing COVID-19 pandemic, weather, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
COVID-19 Updates
Our strategy is to make every day easier for busy families, operate with discipline, sharpen our culture, become more digital, and make trust a competitive advantage. These areas of focus are fundamental in running our business every day, and even more so now as Walmart plays an important role during the current COVID-19 pandemic. Throughout fiscal 2021, we have operated with a clear set of priorities to guide our decision making through the COVID-19 pandemic. These priorities are:
•Supporting our associates on the front lines in terms of their physical safety, financial health and emotional well-being. We are providing extra pay and benefits, including $1.3 billion to date in special cash bonuses to field associates and the introduction of a COVID-19 Emergency Leave Policy.
•Serving our customers as safely as possible and keeping our supply chain operating. We reduced our store operating hours at the onset of the COVID-19 pandemic and have since expanded store hours slightly during the third quarter.
•Helping others which includes waiving or discounting rent for in-store tenants in April and May 2020 as well as hiring more than 500,000 new associates.
•Managing the business well both operationally and financially and driving our long-term strategy. We are maintaining our everyday low-price discipline while investing in our omni-channel offering which continues to resonate with customers around the world who are increasingly seeking convenience.
While we incurred incremental costs associated with operating during a global health crisis, the COVID-19 pandemic resulted in overall net sales growth during the first three quarters of fiscal 2021 with strong comparable sales in the U.S. and the majority of our international markets. Sales trends were positively impacted by eCommerce growth acceleration as well as customers consolidating shopping trips and purchasing larger baskets. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
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
•strong, efficient growth;
•consistent operating discipline; and
•strategic capital allocation.
As we execute on this financial framework, we believe our returns on capital will improve over time.
The COVID-19 pandemic led to increased demand and overall net sales growth through the first three quarters of fiscal 2021. As our Company continues to respond to the COVID-19 pandemic, we have prioritized our focus on associate care, including extra pay and benefits as well as masks and gloves; increased cleaning and sanitation measures; customer safety; and new associate hiring. Additionally, we've shifted the timing of certain capital spending and consulting projects, and reduced marketing and travel in response to the COVID-19 pandemic.

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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar. As our fiscal calendar differs from the retail calendar, our fiscal calendar comparable sales also differ from the retail calendar comparable sales provided in our quarterly earnings releases. Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2020 and 2019, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	6.6%	3.3%	(0.1)%	0.0%	8.9%	3.1%	(0.2)%	0.0%
Sam's Club	8.3%	0.6%	(3.3)%	0.1%	8.9%	1.3%	(3.8)%	0.6%
Total U.S.	6.8%	2.9%	(0.6)%	0.0%	8.9%	2.8%	(0.7)%	0.0%
Comparable sales in the U.S., including fuel, increased 6.8% and 8.9% for the three and nine months ended October 31, 2020, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 6.6% and 8.9% for the three and nine months ended October 31, 2020, respectively, driven by growth in average ticket primarily resulting from increased demand due to the COVID-19 pandemic, partially offset by a decline in transactions as customers consolidated shopping trips. Beginning in mid-September, we began seeing improvement in transactions as store hours were slightly expanded. With the shift in purchasing behavior, Walmart U.S. segment's eCommerce sales positively contributed approximately 5.6% and 5.2% to comparable sales for the three and nine months ended October 31, 2020, respectively, and was primarily driven by store pickup and delivery and walmart.com.
Comparable sales at the Sam's Club segment were 8.3% and 8.9% for the three and nine months ended October 31, 2020, respectively. The Sam's Club segment's comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by both our decision to remove tobacco from certain club locations and by lower fuel sales. The Sam's Club segment's eCommerce sales positively contributed approximately 2.2% and 2.0% to comparable sales for the three and nine months ended October 31, 2020, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2020	2019	2020	2019
Net sales	$133,752	$126,981	$404,248	$379,318
Percentage change from comparable period	5.3%	2.5%	6.6%	1.8%
Operating, selling, general and administrative expenses	$28,591	$27,373	$84,957	$80,190
Percentage change from comparable period	4.4%	2.2%	5.9%	1.1%
Operating, selling, general and administrative expenses as a percentage of net sales	21.4%	21.6%	21.0%	21.1%
For the three and nine months ended October 31, 2020, we leveraged operating expenses, decreasing operating expenses as a percentage of net sales by 18 and 12 basis points, respectively, when compared to the same periods in the previous fiscal year. The primary drivers of the expense leverage for the three and nine months ended October 31, 2020 were strong sales and lapping a non-cash impairment charge in the prior year, partially offset by $0.6 billion and $3.0 billion, respectively, of incremental costs related to the COVID-19 pandemic. For the nine months ended October 31, 2020, operating expenses as a percentage of net sales was also impacted by a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021.

Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. In recent years, we have allocated more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings. We will continue to remain disciplined with our capital spending in light of the COVID-19 pandemic. Total capital expenditures for the nine months ended October 31, 2020 decreased compared to the prior year due to the COVID-19 pandemic which impacted the timing of store remodeling and front-end technology transformation activities in Walmart U.S.; the following table provides additional detail:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2021	2020
eCommerce, technology, supply chain and other	$3,316	$3,859
Store remodels	1,531	1,855
New stores and clubs, including expansions and relocations	64	67
Total U.S.	4,911	5,781
Walmart International	1,527	1,984
Total Capital Expenditures	$6,438	$7,765

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 8.2% and 6.3% for the trailing twelve months ended October 31, 2020 and 2019, respectively. The increase in ROA was primarily due to the increase in consolidated net income primarily driven by the change in fair value of our equity investments, partially offset by the loss on sale of Walmart Argentina. ROI was flat at 13.7% for the trailing twelve months ended October 31, 2020 and 2019.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. For the trailing twelve months ended October 31, 2019, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of that balance sheet date, rather than averaged, because they are not directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average was used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02").
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31
(Amounts in millions)	2020	2019
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$20,008	$14,720
Denominator
Average total assets(1)	$245,347	$233,207
Return on assets (ROA)	8.2%	6.3%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$22,383	$21,313
+ Interest income	132	212
+ Depreciation and amortization	11,161	10,889
+ Rent	2,646	2,733
= ROI operating income	$36,322	$35,147

Denominator
Average total assets(1),(2)	$245,347	$240,261
+ Average accumulated depreciation and amortization(1), (2)	95,637	87,982
- Average accounts payable(1)	51,951	49,740
- Average accrued liabilities(1)	22,984	21,884
= Average invested capital	$266,049	$256,619
Return on investment (ROI)	13.7%	13.7%

	As of October 31,
	2020	2019	2018
Certain Balance Sheet Data
Total assets	$250,863	$239,830	$226,583
Leased assets, net	NP	21,099	6,991
Total assets without leased assets, net	NP	218,731	219,592
Accumulated depreciation and amortization	99,576	91,697	85,827
Accumulated amortization on leased assets	NP	4,140	5,701
Accumulated depreciation and amortization, without leased assets	NP	87,557	80,126
Accounts payable	54,152	49,750	49,729
Accrued liabilities	24,995	20,973	22,795

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $22.9 billion for the nine months ended October 31, 2020, which increased when compared to $14.5 billion for the nine months ended October 31, 2019 primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments. We generated free cash flow of $16.4 billion for the nine months ended October 31, 2020, which increased when compared to $6.8 billion for the nine months ended October 31, 2019 due to the same reasons as the increase in net cash provided by operating activities, as well as $1.3 billion in decreased capital expenditures due to impacts from the COVID-19 pandemic which impacted the timing of store remodeling and front-end technology transformation activities in Walmart U.S.
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

	Nine Months Ended October 31,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$22,880	$14,539
Payments for property and equipment	(6,438)	(7,765)
Free cash flow	$16,442	$6,774

Net cash used in investing activities(1)	$(6,507)	$(6,285)
Net cash used in financing activities	(11,340)	(7,213)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2020	2019	2021	2020
Total revenues	$134,708	$127,991	$407,072	$382,293
Percentage change from comparable period	5.2%	2.5%	6.5%	1.8%
Net sales	$133,752	$126,981	$404,248	$379,318
Percentage change from comparable period	5.3%	2.5%	6.6%	1.8%
Total U.S. calendar comparable sales increase	6.8%	2.9%	8.9%	2.8%
Gross profit margin as a percentage of net sales	25.0%	24.5%	24.5%	24.4%
Operating income	$5,778	$4,718	$17,061	$15,246
Operating income as a percentage of net sales	4.3%	3.7%	4.2%	4.0%
Other (gains) and losses	$(1,853)	$(244)	$(5,796)	$(996)
Consolidated net income	$5,201	$3,321	$15,714	$10,907
Unit counts at period end	11,510	11,438	11,510	11,438
Retail square feet at period end	1,128	1,128	1,128	1,128
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $6.7 billion or 5.2% and $24.8 billion or 6.5% for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. These increases in revenue were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments resulting from strong demand due to the COVID-19 pandemic, along with positive comparable sales in the majority of our international markets. Overall net sales growth was strong despite certain operating limitations in several markets in the second quarter of fiscal 2021 due to government regulations and precautionary measures taken as a result of the COVID-19 pandemic. These increases were partially offset by a $1.1 billion and $4.8 billion negative impact of fluctuations in currency exchange rates for the three and nine months ended October 31, 2020, respectively.
At the onset of the COVID-19 pandemic, the mix of sales shifted initially toward food and consumables as consumers initiated stock-up trips. As the pandemic continued into the second and third quarter, sales in food and consumables have remained strong while we saw increased demand in several general merchandise categories, due in part to stimulus dollars in the U.S. during the second quarter of fiscal 2021. U.S. eCommerce sales remained strong throughout the year as more customers gravitated toward convenience and continued using pickup and delivery and our eCommerce websites.
Gross profit as a percentage of net sales ("gross profit rate") increased 50 basis points for the three months ended October 31, 2020 when compared to the same period in the previous fiscal year. The increase was primarily due to strategic sourcing initiatives and fewer markdowns, which was partially offset in the Walmart U.S. segment by carryover of prior year price investment.
Gross profit as a percentage of sales for the nine months ended October 31, 2020 increased 16 basis points when compared to the same period in the previous fiscal year. The increase in the gross profit rate for the nine months ended October 31, 2020 was primarily due to strategic sourcing initiatives, strong sales in higher-margin categories, and fewer markdowns. This was partially offset in the Walmart U.S. segment by carryover of prior year price investment as well as the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic.
Operating expenses as a percentage of net sales decreased 18 and 12 basis points for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year primarily due to strong sales and lapping a non-cash impairment charge in the prior year, partially offset by $0.6 billion and $3.0 billion, respectively, of incremental costs related to the COVID-19 pandemic. For the nine months ended October 31, 2020, operating expenses as a percentage of net sales was also impacted by a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021.
Other gains and losses for the three and nine months ended October 31, 2020 consisted of a gain of $1.9 billion and $5.8 billion, respectively, which primarily reflects the respective $2.7 billion and $6.0 billion fair value changes of our equity investments, partially offset by the $1.0 billion loss on sale of Walmart Argentina, which was classified as held for sale as of October 31, 2020. For the three and nine months ended October 31, 2019, other gains and losses consisted of a gain of $0.2 billion and $1.0 billion, respectively, primarily representing the fair value change of our JD.com investment.
Our effective income tax rate was 26.9% and 25.7% for the three and nine months ended October 31, 2020, respectively, which increased 284 and 125 basis points, respectively, as compared to 24.1% and 24.5% for the same periods in the previous fiscal year. The increase in effective tax rate is primarily due to the loss on sale of Walmart Argentina recorded in the third quarter of fiscal 2021 as it provided minimal realizable tax benefit. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $1.9 billion and $4.8 billion for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.80 and $5.48 for the three and nine months ended October 31, 2020, respectively, which represents an increase of $0.65 and $1.74 when compared to the same periods, respectively, in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Net sales	$88,353	$83,189	$270,378	$248,733
Percentage change from comparable period	6.2%	3.2%	8.7%	3.1%
Calendar comparable sales increase	6.6%	3.3%	8.9%	3.1%
Operating income	$4,589	$4,176	$13,948	$12,977
Operating income as a percentage of net sales	5.2%	5.0%	5.2%	5.2%
Unit counts at period end	4,748	4,759	4,748	4,759
Retail square feet at period end	703	703	703	703
Net sales for the Walmart U.S. segment increased $5.2 billion or 6.2% and $21.6 billion or 8.7% for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 6.6% and 8.9% for the three and nine months ended October 31, 2020, respectively, driven by growth in average ticket primarily resulting from increased demand due to economic conditions related to the COVID-19 pandemic. Customers continued to consolidate shopping trips and purchase larger baskets which contributed to the growth in average ticket while transactions decreased. With the shift in purchasing behavior, Walmart U.S. eCommerce sales positively contributed approximately 5.6% and 5.2% to comparable sales during the three and nine months ended October 31, 2020, respectively, and was primarily driven by store pickup and delivery and walmart.com.
Gross profit rate increased 33 basis points for the three months ended October 31, 2020, when compared to the same period in the previous fiscal year due to strategic sourcing initiatives and fewer markdowns, partially offset by the carryover of prior year price investment. Gross profit rate decreased 12 basis points for the nine months ended October 31, 2020, when compared to the same period in the previous fiscal year due to carryover of prior year price investment as well the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic, partially offset by strategic sourcing initiatives and fewer markdowns.
Despite the increase in net sales, operating expenses as a percentage of net sales increased 9 basis points for the three months ended October 31, 2020 when compared to the same period in the previous fiscal year primarily due to $0.4 billion of incremental costs related to the COVID-19 pandemic, which included additional costs associated with outfitting our stores and associates with masks, gloves and sanitizer, expanded cleaning practices, and expanded sick and emergency leave pay.
Operating expenses as a percentage of net sales decreased 13 basis points for the nine months ended October 31, 2020 when compared to the same period in the previous fiscal year, primarily due to strong sales, which were partially offset by $2.3 billion of incremental costs related to the COVID-19 pandemic including special bonuses in the first and second quarter, the incremental COVID-19 costs described above, as well as a $0.4 billion business restructuring charge recorded in the second quarter of fiscal 2021 resulting from changes to Walmart U.S. support teams to better support its omni-channel strategy.
As a result of the factors discussed above, operating income increased $0.4 billion and $1.0 billion for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Net sales	$29,554	$29,167	$86,487	$87,081
Percentage change from comparable period	1.3%	1.3%	(0.7)%	(1.6)%
Operating income	$1,078	$634	$2,696	$2,265
Operating income as a percentage of net sales	3.6%	2.2%	3.1%	2.6%
Unit counts at period end	6,163	6,080	6,163	6,080
Retail square feet at period end	345	344	345	344
Net sales for the Walmart International segment increased $0.4 billion or 1.3% for the three months ended October 31, 2020 when compared to the same periods in the previous fiscal year. The increase was primarily due to positive comparable sales growth in the majority of our markets driven by changes in consumer behavior in response to the COVID-19 pandemic, which was partially offset by negative fluctuations in currency exchange rates of $1.1 billion.

Net sales for the Walmart International segment decreased $0.6 billion or 0.7% for the nine months ended October 31, 2020 when compared to the same period in the previous fiscal year. The decrease was primarily due to negative fluctuations in currency exchange rates of $4.8 billion, which was partially offset by positive comparable sales growth in the majority of our markets driven by changes in consumer behavior in response to the COVID-19 pandemic.
As a result of the COVID-19 pandemic, we experienced significant economic pressures, and channel and mix shifts due to changes in consumer behavior, including accelerated growth in eCommerce in several markets. While several of our markets experienced extensive store and operational closures in the second quarter as a result of government mandates, most closed stores and warehouses had resumed operations by the third quarter.
Gross profit rate increased 90 and 56 basis points for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year, primarily due to Flipkart's improved margin mix and reduced fuel sales in the U.K.
Operating expenses as a percentage of net sales decreased 73 and 8 basis points for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily due to lapping a $0.3 billion non-cash impairment charge in the previous fiscal year as well as the current period impact of a twelve-month property tax abatement in the U.K. and were partially offset by $0.1 billion and $0.4 billion of incremental costs related to the COVID-19 pandemic for the three and nine months ended October 31, 2020, respectively.
As a result of the factors discussed above, operating income increased $0.4 billion for both the three and nine months ended October 31, 2020, when compared to the same periods in the previous fiscal year.
Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2020	2019	2020	2019
Including Fuel
Net sales	$15,845	$14,625	$47,383	$43,504
Percentage change from comparable period	8.3%	0.7%	8.9%	1.3%
Calendar comparable sales increase	8.3%	0.6%	8.9%	1.3%
Operating income	$431	$327	$1,517	$1,258
Operating income as a percentage of net sales	2.7%	2.2%	3.2%	2.9%
Unit counts at period end	599	599	599	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$14,596	$13,075	$43,929	$38,979
Percentage change from comparable period	11.6%	0.6%	12.7%	0.8%
Operating income	$358	$274	$1,283	$1,141
Operating income as a percentage of net sales	2.5%	2.1%	2.9%	2.9%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $1.2 billion or 8.3% and $3.9 billion or 8.9% for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 8.3% and 8.9% for the three and nine months ended October 31, 2020, respectively. Comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic and partially offset by both our decision to remove tobacco from certain club locations and by lower fuel sales. Sam's Club eCommerce sales positively contributed approximately 2.2% and 2.0% to comparable sales for the three and nine months ended October 31, 2020, respectively.
Gross profit rate increased 79 and 69 basis points for the three and nine months ended October 31, 2020, when compared to the same period in the previous fiscal year due to higher fuel margins, reduced tobacco sales, and improvements in inventory losses. The increase in gross profit rate for the three months ended October 31, 2020 was partially offset by higher eCommerce fulfillment costs. The increase in gross profit rate for the nine months ended October 31, 2020 was partially offset by price investment and higher eCommerce fulfillment costs.
Membership and other income increased 7.9% and 5.8% for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases for the three and nine months ended October 31, 2020 were due to increases in overall renewal rates, new member sign-ups and Plus penetration rate primarily as a result of the COVID-19 pandemic.
Despite the increase in net sales from the strong demand resulting from the COVID-19 pandemic, operating expenses as a percentage of segment net sales increased 30 and 31 basis points for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily the result of $0.1 billion and $0.3 billion of incremental costs related to the COVID-19 pandemic for the three and nine months ended October 31, 2020, respectively, which included additional costs such as special bonuses for club associates in the first and second quarters of fiscal 2021, expanded security and cleaning practices, expanded sick and emergency leave pay, and outfitting our associates with masks and gloves. Additionally, the increases in operating expense as a percentage of segment net sales were affected by reduced tobacco and fuel sales.
As a result of the factors discussed above, operating income increased $0.1 billion and $0.3 billion for the three and nine months ended October 31, 2020, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2020	2019
Net cash provided by operating activities	$22,880	$14,539
Net cash provided by operating activities was $22.9 billion and $14.5 billion for the nine months ended October 31, 2020 and 2019, respectively. The increase in cash provided by operating activities for the nine months ended October 31, 2020, was primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $14.3 billion and $8.6 billion at October 31, 2020 and 2019, respectively. We maintained more cash at October 31, 2020 compared to October 31, 2019 in order to provide us with enhanced financial flexibility due to the uncertainties related to the COVID-19 pandemic. Our working capital deficit was $14.5 billion at October 31, 2020, which decreased when compared to $15.9 billion at October 31, 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of October 31, 2020 and January 31, 2020, cash and cash equivalents of $3.4 billion and $2.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $3.4 billion at October 31, 2020, approximately $1.4 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Net cash used in investing activities	$(6,507)	$(6,285)
Net cash used in investing activities was $6.5 billion and $6.3 billion for the nine months ended October 31, 2020 and 2019, respectively. Net cash used in investing activities increased $0.2 billion for the nine months ended October 31, 2020, primarily as a result of lapping the net proceeds received from the sale of our banking operations in Walmart Canada and the change in other investing activities, partially offset by decreased capital expenditures.

Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2020	2019
Net cash used in financing activities	$(11,340)	$(7,213)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $11.3 billion and $7.2 billion for the nine months ended October 31, 2020 and 2019, respectively. The increase is primarily due to the timing of issuances and repayments of long-term debt, partially offset by a reduction in share repurchases as we manage our financial position during the current economic environment.
In April 2020, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2020, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2020:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Repayments of long-term debt	(4,132)	—	(4,132)
Reclassifications of long-term debt	3,126	(3,126)	—
Other	2	261	263
Balances as of October 31, 2020	$4,358	$40,849	$45,207
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
The dividend installments payable on April 6, 2020, June 1, 2020, and September 8, 2020 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2020 were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2020, authorization for $4.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We continue to review our share repurchase activity in light of the COVID-19 pandemic and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2020	2019
Total number of shares repurchased	9.6	46.4
Average price paid per share	$123.54	$103.98
Total amount paid for share repurchases	$1,186	$4,829
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At October 31, 2020, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "ASDA Equal Value Claims," certain existing employment claims against Asda including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "Prescription Opiate Litigation and Other Matters," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. We also discuss various legal proceedings related to the ASDA Equal Value Claims, and the Prescription Opiate Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates or the market value of our investments. Our market risks at October 31, 2020 are similar to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the SEC on March 20, 2020, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of November 19, 2020; some cases are in the process of being transferred to the MDL or have remand motions pending. A trial previously scheduled to begin on November 9, 2020 against a number of parties, including the Company, regarding opioid distribution claims has been postponed and no new trial date has been set. A trial is currently scheduled to begin in the MDL in May 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the United States District Court for the Eastern District of Oklahoma. In addition, there are over 200 state court cases pending as of November 19, 2020, some of which may be removed to federal court to seek MDL transfer. The case citations for the state court cases and other information are included on Exhibit 99.1 to this Form 10-Q. On October 22, 2020, the Company filed a declaratory judgment action against the U.S. Department of Justice and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act. Walmart Inc. v. DOJ, et al. is pending before the U.S. District Court for the Eastern District of Texas.
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
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, the Company will be using a threshold of $1 million for such proceedings. Applying this threshold, there are no environmental matters to disclose for this period.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.  The COVID-19 pandemic and related governmental actions have had wide-ranging effects on our business and the global economy and have exacerbated the potential for certain risks identified in that disclosure, including, without limitation, risks related to the successful execution of our omni-channel strategy, operational risks associated with geo-political and catastrophic events, risks associated with our suppliers, reputational risks and risk associated with changes in and failure to comply with laws and regulations, to materially and adversely affect our financial performance.  The financial impact to the Company of the COVID-19 pandemic during the nine month period ended October 31, 2020, as well as certain of the actions we have taken to protect the health and safety of our associates, customers, members and the communities we serve, are discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its economic effect in the U.S and the other markets we serve, there can be no assurance that the pandemic will not materially and adversely affect our business, results of operations, financial condition, or liquidity in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2020, were made under the current $20 billion share repurchase program approved in October 2017, which has no expiration date or other restrictions limiting the period over which the Company can make share repurchases. As of October 31, 2020, authorization for $4.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2020, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2020	—	$—	—	$5.0
September 1 - 30, 2020	1,901,067	138.31	1,901,067	4.7
October 1 - 31, 2020	1,570,350	142.74	1,570,350	4.5
Total	3,471,417		3,471,417
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that Walmart believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act as well as protections afforded by other federal securities laws.
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 3 to those Condensed Consolidated Financial Statements regarding the expected insignificance of the amounts relating to certain net investment and cash flow derivative financial instruments to which Walmart is a party that are expected to be reclassified from accumulated other comprehensive loss to net income in the next 12 months; statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible financial impact of the disclosed transactions; and statements in Note 7 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including Walmart's existing ASDA Equal Value Claims and the Prescription Opiate Litigation and Other Matters, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;

•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of the COVID-19 pandemic, as well as statements related to the sale of Asda Group Limited and Seiyu and their potential financial impact; statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption “COVID-19 Updates” regarding the continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics – Strategic Capital Allocation" regarding our strategy and discipline for capital allocation; statements under the caption "Company Performance Metrics", and the "- Returns" sub-heading under that caption, regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter, the factors that may cause those fluctuations and actual and potential impacts on our financial results and operations from the COVID-19 pandemic; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital Deficit" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2020; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the ongoing share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
•in Part I, Item 4 "Controls and Procedures": the statements regarding the effect of changes to systems and processes on our internal control over financial reporting;
•statements in Part II, Item 1 "Legal Proceedings" regarding the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed therein may have on our financial condition or results of operations; and
•statements in Part II, Item 1A. "Risk Factors" regarding the uncertainty of the duration and scope of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition or liquidity in the future and its effect on other risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Risks, Factors and Uncertainties Regarding Our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors
•economic, geo-political, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;
•currency exchange rate fluctuations;
•changes in market rates of interest;
•changes in market levels of wages;
•changes in the size of various markets, including eCommerce markets;
•unemployment levels;
•inflation or deflation, generally and in certain product categories;
•transportation, energy and utility costs;
•commodity prices, including the prices of oil and natural gas;
•consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels, and demand for certain merchandise;
•trends in consumer shopping habits around the world and in the markets in which Walmart operates;
•consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and
•initiatives of competitors, competitors' entry into and expansion in Walmart's markets, and competitive pressures.
Operating Factors
•the amount of Walmart's net sales and operating expenses denominated in U.S. dollar and various foreign currencies;
•the financial performance of Walmart and each of its segments, including the amount of Walmart's cash flow during various periods;
•customer transaction and average ticket in Walmart's stores and clubs and on its eCommerce platforms;
•the mix of merchandise Walmart sells and its customers purchase;
•the availability of goods from suppliers and the cost of goods acquired from suppliers;
•the effectiveness of the implementation and operation of Walmart's strategies, plans, programs and initiatives;
•COVID-19 related challenges, including reduced customer transaction and ticket, reduced store hours, shifts in demand from discretionary products, supply chain disruption and the availability and efficacy of a vaccine;
•the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;
•Walmart's ability to successfully integrate acquired businesses, including within the eCommerce space;
•unexpected changes in Walmart's objectives and plans;
•the amount of shrinkage Walmart experiences;
•consumer acceptance of and response to Walmart's stores and clubs, eCommerce platforms, programs, merchandise offerings and delivery methods;
•Walmart's gross profit margins, including pharmacy margins and margins of other product categories;
•the selling prices of gasoline and diesel fuel;
•disruption of seasonal buying patterns in Walmart's markets;
•disruptions in Walmart's supply chain and inventory management;
•cybersecurity events affecting Walmart and related costs and impact of any disruption in business;
•Walmart's labor costs, including healthcare and other benefit costs;
•Walmart's casualty and accident-related costs and insurance costs;
•the size of and turnover in Walmart's workforce and the number of associates at various pay levels within that workforce;
•the availability of necessary personnel to staff Walmart's stores, clubs and other facilities;
•delays in the opening of new, expanded, relocated or remodeled units;
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith;
•changes in the credit ratings assigned to the Company's commercial paper and debt securities by credit rating agencies;
•Walmart's effective tax rate; and
•unanticipated changes in accounting judgments and estimates.

Regulatory and Other Factors
•changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations;
•the imposition of new taxes on imports, new tariffs and changes in existing tariff rates;
•the imposition of new trade restrictions and changes in existing trade restrictions;
•adoption or creation of new, and modification of existing, governmental policies, programs, initiatives and actions in the markets in which Walmart operates and elsewhere and actions with respect to such policies, programs and initiatives;
•changes in government-funded benefit programs and the extent and effectiveness of any COVID-19 related stimulus packages;
•changes in currency control laws;
•changes in the level of public assistance payments;
•one or more prolonged federal government shutdowns;
•the timing of federal income tax refunds;
•natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics including COVID-19; and
•changes in generally accepted accounting principles in the United States.
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

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Prescription Opiate Litigation Cases

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

December 2, 2020	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

December 2, 2020	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

December 2, 2020	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)