Form 10-K
period 2021-01-31
Walmart Inc.
filed 2021-03-19
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2021, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-06991.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of July 31, 2020, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2020, was $182,886,052,366. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 2,817,071,695 shares of common stock outstanding as of March 17, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2021 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2021

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2021
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 2, 2021 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other reports, statements, and information that Walmart Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is referred to as "we," "Walmart" or the "Company") has filed with or furnished to the Securities and Exchange Commission ("SEC") or may file with or furnish to the SEC in the future, and prior or future public announcements and presentations that we or our management have made or may make, include or may include, or incorporate or may incorporate by reference, statements that may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Act as well as protections afforded by other federal securities laws.
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our consolidated, or one of our segment's, economic performance or results of operations for future periods or as of future dates or events or developments that may occur in the future or discuss our plans, objectives or goals. These forward-looking statements may relate to:
•the growth of our business or change in our competitive position in the future or in or over particular periods;
•the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, comparable store and club sales, our Walmart U.S. operating segment's eCommerce sales, liabilities, expenses of certain categories, expense leverage, returns, capital and operating investments or expenditures of particular types and new store openings;
•investments and capital expenditures we will make and how certain of those investments and capital expenditures are expected to be financed;
•our increasing investments in eCommerce, technology, supply chain, store remodels and other omni-channel customer initiatives, such as same day pickup and delivery;
•our workforce strategy;
•volatility in currency exchange rates affecting our or one of our segments' results of operations;
•the Company continuing to provide returns to shareholders through share repurchases and dividends, the use of share repurchase authorization over a certain period or the source of funding of a certain portion of our share repurchases;
•our sources of liquidity, including our cash, continuing to be adequate or sufficient to fund our operations, finance our global investment and expansion activities, pay dividends and fund share repurchases;
•cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs;
•the reclassification of amounts related to our derivatives;
•our effective tax rate for certain periods and the realization of certain net deferred tax assets and the effects of resolutions of tax-related matters;
•the effect of adverse decisions in, or settlement of, litigation or other proceedings or investigations to which we are subject;
•the effect on the Company's results of operations or financial position of the Company's adoption of certain new, or amendments to existing, accounting standards; or
•our commitments, intentions, plans or goals related to the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in retail stores and through eCommerce. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve over 240 million customers who visit approximately 11,400 stores and numerous eCommerce websites under 54 banners in 26 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of and for the fiscal years ended January 31, 2021 ("fiscal 2021"), January 31, 2020 ("fiscal 2020") and January 31, 2019 ("fiscal 2019"). During fiscal 2021, we generated total revenues of $559.2 billion, which was primarily comprised of net sales of $555.2 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2021, our Walmart International segment conducted business in 25 countries.
In 2000, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site to Store service, enabling customers to make a purchase online and pick up merchandise in stores. To date, we now have approximately 7,300 pickup and 5,200 delivery locations globally. In recent years, we have heavily invested in omni-channel and eCommerce innovation, as well as made several eCommerce acquisitions to better serve our customers. These investments have enabled us to leverage technology, talent and expertise, incubate digitally-native brands, and expand our assortment and service offerings in stores and on walmart.com. We have also continued to enhance our eCommerce initiatives internationally, such as with our acquisition of a majority stake of Flipkart Private Limited ("Flipkart"), which is our ecosystem in India that includes eCommerce platforms of Flipkart and Myntra as well as PhonePe, a digital transaction platform.
In fiscal 2021, we launched Walmart+ in the U.S., a new membership offering with omni-channel shopping benefits that currently include unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel discounts, and mobile scan & go for a streamlined in-store shopping experience. We are enhancing our ecosystem with our omni-channel capabilities, stores, services, eCommerce sites and supply chain combined with our more than 2.3 million associates as of January 31, 2021 to better serve our customers. Together, we believe these elements produce a flywheel effect which creates customer relationships where customers view Walmart as their primary destination.
During fiscal 2021, the world has been, and continues to be, impacted by the COVID-19 pandemic. While we have incurred incremental costs associated with operating during a global health crisis, the COVID-19 pandemic has also accelerated our business growth and eCommerce expansion. We have continued to invest in our omni-channel offering which resonates with customers around the world who are increasingly seeking convenience.

Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company also engaged in operations in the U.K. and Japan, both of which were classified as held for sale as of January 31, 2021. We also operated in Argentina and Brazil prior to the sale of Walmart Argentina in November 2020 and the majority stake of Walmart Brazil in fiscal 2019. Refer to Note 12 to our Consolidated Financial Statements for information on these divestitures. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club, which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Additional information on our operating segments and geographic and product information is contained in Note 13 to our Consolidated Financial Statements.
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com and other eCommerce brands. Walmart U.S. had net sales of $370.0 billion for fiscal 2021, representing 67% of our fiscal 2021 consolidated net sales, and had net sales of $341.0 billion and $331.7 billion for fiscal 2020 and 2019, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as pickup and delivery, ship-from-store, and digital pharmacy fulfillment options. As of January 31, 2021, we had approximately 3,750 pickup locations and 3,000 delivery locations. Our Walmart+ membership incorporates several service offerings which provide enhanced omni-channel shopping experiences and benefits for members. We have several eCommerce websites, the largest of which is walmart.com. We define eCommerce sales as sales initiated by customers digitally and fulfilled by a number of methods including our dedicated eCommerce fulfillment centers and leveraging our stores. The following table provides the approximate size of our retail stores as of January 31, 2021:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	221,000	106,000
Neighborhood markets(1) (grocery)	28,000	65,000	42,000
(1)     Excludes other small formats.
Merchandise. Walmart U.S. does business in three strategic merchandise units, listed below:
•Grocery consists of a full line of grocery items, including dry grocery, snacks, dairy, meat, produce, deli & bakery, frozen foods, alcoholic and nonalcoholic beverages, as well as consumables such as health and beauty aids, pet supplies, household chemicals, paper goods and baby products;
•General merchandise includes:
◦Entertainment (e.g., electronics, toys, seasonal merchandise, wireless, video games, movies, music and books);
◦Hardlines (e.g., automotive, hardware and paint, sporting goods, outdoor living and stationery);
◦Apparel (e.g., apparel for men, women, girls, boys and infants, as well as shoes, jewelry and accessories); and
◦Home (e.g., housewares and small appliances, bed & bath, furniture and home organization, home furnishings, home decor, fabrics and crafts).
•Health and wellness includes pharmacy, over-the-counter drugs and other medical products, optical services and clinical services.

Walmart U.S. recently launched Walmart+, a membership offering providing omni-channel shopping benefits such as unlimited free shipping on eligible items with no order minimums, as well as delivery and other benefits which help customers save more time and money. Walmart U.S. also offers an in-house advertising offering via Walmart Connect, supply chain and fulfillment capabilities to online marketplace sellers via Walmart Fulfillment Services, as well as quality, affordable, and accessible healthcare via Walmart Health. Additional service offerings include fuel and financial services and related products, such as money orders, prepaid cards, money (wire) transfers, check cashing and bill payment. Combined, these offerings did not represent a significant portion of annual segment revenues.
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private-label brands, including brands such as: "Allswell," "Athletic Works," "Bonobos," "Eloquii,"

"Equate," "Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside," "No Boundaries," "Onn," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "SwissTech," "Time and Tru" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Better Homes & Gardens," "Farberware," "Pioneer Woman" and "Russell."
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Operations. Historically, many supercenters, discount stores and neighborhood markets were generally open 24 hours each day. In response to the COVID-19 pandemic, we reduced store hours to allow for additional cleaning and sanitizing but expanded store hours slightly toward the end of fiscal 2021. Consistent with its strategy, Walmart U.S. continues to develop technology tools and services that help better serve customers and help stores operate more efficiently, such as pickup and delivery, Walmart+, ship-from-store and other initiatives which provide convenient and seamless omni-channel shopping experiences.
Seasonal Aspects of Operations. Walmart U.S.'s business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume and segment operating income have occurred in the fiscal quarter ending January 31. However, the COVID-19 pandemic may have an impact on consumer behaviors that could result in temporary changes in the seasonal fluctuations of our business.
Competition. Walmart U.S. competes with omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, as well as eCommerce retailers. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We employ many programs designed to meet competitive pressures within our industry. These programs include the following:
•EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;
•EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers; and
•Omni-channel offerings such as pickup and delivery and our new Walmart+ membership offering, all of which enhance convenience and seek to serve customers in the ways they want to be served.
Distribution. For fiscal 2021, the majority of Walmart U.S.'s purchases of store merchandise were shipped through our 156 distribution facilities, which are located strategically throughout the U.S. The remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 32 dedicated eCommerce fulfillment centers, as well as leveraging our ability to ship directly from approximately 3,000 stores.
Walmart International Segment
Walmart International is our second largest segment and operated in 25 countries outside of the U.S as of January 31, 2021. Walmart International operated through our wholly-owned subsidiaries in Canada, Chile, and China, as well as our businesses classified as held for sale in Japan and the United Kingdom as of January 31, 2021. Walmart International also operates through our majority-owned subsidiaries in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua), India and Mexico. Walmart International previously operated in Argentina and Brazil prior to the sale of Walmart Argentina in fiscal 2021 and the majority stake of Walmart Brazil in fiscal 2019. Refer to Note 12 for discussion of recent divestitures.
Walmart International includes numerous formats divided into three major categories: retail, wholesale and other. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through walmart.com.mx, walmart.ca, flipkart.com and other sites. Walmart International had net sales of $121.4 billion for fiscal 2021, representing 22% of our fiscal 2021 consolidated net sales, and had net sales of $120.1 billion and $120.8 billion for fiscal 2020 and 2019, respectively. The segment's net sales were negatively impacted by currency exchange rate fluctuations for all years presented. The gross profit rate is lower than that of Walmart U.S. primarily because of its merchandise mix.

Walmart International's strategy is to create strong local businesses powered by Walmart which means being locally relevant and customer-focused in each of the markets it operates. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, which include the following highlights over the last three years:
•Acquisition of a majority stake of Flipkart in August 2018.
•Divestiture of 80 percent of Walmart Brazil in August 2018.
•Divestiture of the Walmart Chile banking operations in December 2018 and the divestiture of the Walmart Canada banking operations in April 2019.
•Divestiture of Walmart Argentina in November 2020.
•Divestiture of Asda Group Limited ("Asda”), our retail operations in the U.K., in February 2021.
•Divestiture of a majority stake in Seiyu, our retail operations in Japan, in March 2021.
Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through pickup and delivery services in most of our markets, our marketplaces such as Flipkart in India, and a digital transaction platform anchored in payments such as PhonePe in India. In China, our partnerships with JD.com and JD Daojia provide customers one-hour delivery by leveraging Walmart stores as fulfillment centers.
Generally, retail units' selling area range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling area generally range in size from 24,000 square feet to 156,000 square feet. As of January 31, 2021, Walmart International had approximately 3,000 pickup and 2,200 delivery locations.
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Lider," "Myntra," and "PhonePe." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Walmart International also offers fuel, financial services and related products in various markets. Our businesses in Mexico and Canada, for example, offer prepaid cards and money (wire) transfers, and our PhonePe business in India provides a platform that offers mobile and bill payment, person-to-person (P2P) payment, investment and insurance solutions, financial services and advertising. Combined, these offerings did not represent a significant portion of annual segment revenues.
Operations. The hours of operation for operating units in Walmart International vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. Toward the beginning of the COVID-19 pandemic, government mandates led to extensive store and operational closures in several of our international markets as well as limitations on certain merchandise sales in select markets. While most closed stores and warehouses resumed operations by the end of fiscal 2021, store hours have been partially reduced or modified in several markets. Additionally, several markets implemented enhanced safety and sanitization protocols, as well as provided increased customer options and capacity for pickup and delivery services.
Seasonal Aspects of Operations. Walmart International's business is seasonal to a certain extent. Historically, its highest sales volume and operating income have occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns. However, the COVID-19 pandemic may have an impact on consumer behaviors that could result in temporary changes in the seasonal fluctuations of our business.
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

Distribution. We utilize a total of 221 distribution facilities located in Canada, Central America, Chile, China, India, Mexico and South Africa, as well as Japan and the United Kingdom, whose operations are classified as held for sale as of January 31, 2021, and subsequently divested in the first quarter of fiscal 2022. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2021, the majority of Walmart International's purchases passed through these distribution facilities. Suppliers ship the remainder of Walmart International's purchases directly to our stores in the various markets in which we operate. Across the segment, we have efficient networks connecting physical stores and distribution and fulfillment centers which facilitate the movement of goods to where our customers live. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 83 dedicated eCommerce fulfillment centers, more than 2,800 eCommerce sort centers and last-mile delivery facilities in India, as well as our physical retail stores.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $63.9 billion for fiscal 2021, representing 11% of our consolidated fiscal 2021 net sales, and had net sales of $58.8 billion and $57.8 billion for fiscal 2020 and 2019, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$100	$45
Number of Add-on Memberships ($40 each)	Up to 16	Up to 8
Eligible for Cash Rewards	Yes	No
All memberships include a spouse/household card at no additional cost. Plus Members are eligible for Cash Rewards, which is a benefit that provides 2% back on qualifying Sam's Club purchases up to a $500 cash reward annually. The amount earned can be used for purchases or redeemed for cash. Plus Members are also eligible for free shipping on the majority of merchandise, with no minimum order size, and receive discounts on prescriptions and glasses.
Omni-channel. Sam's Club is a membership-only warehouse club which provides an omni-channel experience to customers, integrating retail stores and eCommerce through such services as Curbside Pickup, mobile Scan & Go, and ship-from-club. Members have access to a broad assortment of merchandise and services, including those not found in our clubs, online at samsclub.com and through our mobile commerce applications. The warehouse facility sizes generally range between 32,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
Merchandise. Sam's Club offers merchandise in the following five merchandise categories:
•Grocery and consumables includes dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;
•Fuel, tobacco and other categories consists of gasoline stations and tobacco;
•Home and apparel includes home improvement, outdoor living, gardening, furniture, apparel, jewelry, tools and power equipment, housewares, toys, seasonal items, mattresses, and tire and battery centers;
•Technology, office and entertainment includes consumer electronics and accessories, software, video games, office supplies, appliances, and third-party gift cards; and
•Health and wellness includes pharmacy, optical and hearing services and over-the-counter drugs.
In addition, the Member's Mark private label brand continues to expand assortment and deliver member value.
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:00 p.m., Saturday from 9:00 a.m. to 8:00 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, most club locations offer Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 8:00 a.m. While store operating hours generally remained stable during the COVID-19 pandemic, designated “Hero Hours” were also established for first responders, health care workers, and associates. Consistent with its strategy, Sam's Club continues to develop technology tools to drive a great member experience. During the pandemic, Curbside Pickup was launched at all clubs to help provide fast, easy and contact-free shopping for members. Sam's Club also offers "Scan & Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.

Seasonal Aspects of Operations. Sam's Club's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume has occurred in the fiscal quarter ending January 31. However, the COVID-19 pandemic may have an impact on consumer behaviors that could result in temporary changes in the seasonal fluctuations of our business.
Competition. Sam's Club competes with other membership-only warehouse clubs, the largest of which is Costco, as well as with discount retailers, retail and wholesale grocers, general merchandise wholesalers and distributors, gasoline stations as well as omni-channel and eCommerce retailers and catalog businesses. At Sam's Club, we provide value at members-only prices, a quality merchandise assortment, and bulk sizing to serve both our Plus and Club members. Our eCommerce website and mobile commerce applications have increasingly become important factors in our ability to compete and recently enabled the launch of Curbside Pickup across all clubs.
Distribution. During fiscal 2021, the majority of Sam's Club's non-fuel club purchases were shipped from Sam's Club's 27 dedicated distribution facilities, located strategically throughout the U.S., or from some of the Walmart U.S. segment's distribution facilities, which service the Sam's Club segment for certain items. Suppliers shipped the remainder of the Sam's Club segment's club purchases directly to Sam's Club locations. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods including shipments made directly from clubs, 11 dedicated eCommerce fulfillment centers and other distribution centers.
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
Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes both U.S. and international suppliers from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Our purchases may represent a significant percentage of the annual sales for a number of our suppliers, and the volume of product we acquire from many suppliers allows us to obtain favorable pricing from such suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customer, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs determines, in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. For additional information, see the risk factors herein in "Item 1A. Risk Factors" under the sub-caption “Legal, Tax, Regulatory, Compliance, Reputational and Other Risks".

Human Capital Management
Our commitment to help people around the world save money and live better is delivered by our associates who make the difference for our customers every day. As of the end of fiscal 2021, we employed more than 2.3 million associates worldwide, with 1.6 million associates in the U.S. and 0.7 million associates internationally. In the U.S., approximately 94% of these associates are hourly and approximately 64% are full-time.
We believe the strength of our workforce is a significant contributor to our success. Walmart is a place of opportunity, not only as a foundational entry point to develop critical skills that are relevant for a variety of careers, but also a place where people can grow in their careers across our global omni-channel business. As customer demands and technology change the nature of work, we need to attract, develop and retain associates to thrive in an ever-changing omni-channel environment. Approximately 75% of our U.S. salaried store, club and supply chain management started their careers in hourly positions. We believe our focus on improving career paths for our associates through robust training, competitive wages, new ways of working, and opportunities for advancement has improved turnover in the U.S. over the past few years.
Our workforce strategy includes the following strategic priorities:
Inclusion - Build a Walmart for everyone: a diverse, equitable and inclusive company, where associates' ideas and opinions matter. We are focused on creating an inclusive culture and a diverse associate base, where all associates believe they belong and are empowered to be themselves, which we believe is important in serving our customers now and in the future. Management provides recurring culture, diversity, equity and inclusion updates to senior leadership, including our President and CEO, and the Compensation, Management and Development Committee of the Board of Directors. Of the more than 2.3 million associates employed worldwide, 54% identify as women. In the U.S., 47% of the 1.6 million associates identify as ethnically diverse.
We review our processes regarding our commitment to fair-pay practices. We are committed to creating a performance culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance and the type of work they do.
To build a company where associates feel valued and heard, we gather and respond to associates’ feedback in a variety of ways, including but not limited to an anonymous, periodic, formal, associate engagement survey, our Open Door process, and one-on-one interactions. Management reviews the results of feedback obtained from our formal associate engagement survey. Feedback and suggestions received through these channels have led to meaningful changes in our business, including a new U.S. attendance policy, for example.
Well-being - Focus on the physical, emotional, and financial well-being of our associates. We invest in our associates by offering competitive wages including bonuses based on Company performance, as well as a broad range of benefits that vary based on customary local practices and statutory requirements and believe these investments in our associates are important to our future. In the U.S., we offer affordable healthcare coverage to our full-time and eligible part-time associates, as well as Company paid benefits such as a store discount card or Sam's Club membership, 401(k) match, maternity leave, a paid parental leave program to all full-time associates, paid time off, Associate Stock Purchase Plan match, life insurance and behavioral health services. Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements.
In fiscal 2021, we added incremental benefits to support associate health and well-being during the COVID-19 pandemic. We provided extra pay and benefits, including special cash bonuses totaling $1.6 billion, and the introduction of the COVID-19 Emergency Leave Policy in the U.S. See "COVID-19 Updates" in Management's Discussion and Analysis for additional information regarding our response to the COVID-19 pandemic.
Growth - Provide ongoing growth, development and learning opportunities for associates and continue to attract talent with new skills. To help associates acquire the experiences and skills needed for success in the jobs of today and tomorrow, we have invested in their development – including new roles and career paths, cross-training, on-the-job coaching, and formal, classroom-style training such as Walmart Academy in the U.S. We also provide access to educational opportunities for our eligible associates through our Live Better U program, which provides a pathway to earn a high school diploma at no cost or a college degree for $1 a day, as well as multiple digital learning opportunities.
Digital - Accelerate digital transformation and ways of working to improve the associate experience and drive business results. To deliver a seamless customer and associate experience, we continue to invest in digital tools to improve associate productivity, engagement, and performance. As more customers shop digitally, we have adapted by adding more roles in eCommerce fulfillment and our home office associates have accelerated tech-based solutions that enhance the customer and associate experiences.

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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	49

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International.	2016	52

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice. From January 2017 to May 2017, Ms. Brand was an Associate Professor of Law at George Mason University Antonin Scalia Law School. From August 2012 to February 2017, she served as a board member on the Privacy and Civil Liberties Oversight Board of the U.S. government.	2018	47

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	51

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club. From October 2015 to January 2017, he served as Executive Vice President and Chief Merchandising Officer of Sam's Club.	2019	46

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC. From May 2014 until February 2018, he was Corporate Vice President at Microsoft Corporation.	2019	56

Judith McKenna	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2018. From February 2015 to January 2018, she served as Executive Vice President and Chief Operating Officer of Walmart U.S.	2018	54

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Sam's Club effective November 15, 2019. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain. Ms. McLay originally joined the Company in April 2015 as Vice President of U.S. Finance and Strategy.	2019	47

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	54

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	53

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.stock.walmart.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Reporting Protocols for Senior Financial Officers and our Code of Conduct can be found on our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
A description of any substantive amendment or waiver of Walmart's Reporting Protocols for Senior Financial Officers or our Code of Conduct for our chief executive officer, our chief financial officer and our controller, who is our principal accounting officer, will be disclosed on our website at www.stock.walmart.com under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

ITEM 1A.	RISK FACTORS
The risks described below could, in ways we may or may not be able to accurately predict, materially and adversely affect our business, results of operations, financial position and liquidity. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. The following risk factors do not identify all risks that we may face.
Strategic Risks
Failure to successfully execute our omni-channel strategy and the cost of our investments in eCommerce and technology may materially adversely affect our market position, net sales and financial performance.
The retail business continues to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers and wholesale clubs occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.
Our strategy, which includes investments in eCommerce, technology, acquisitions, joint ventures, store remodels and other customer initiatives, may not adequately or effectively allow us to continue to grow our eCommerce business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience for our customers and is further subject to the related risks discussed in this Item 1A. Failure to successfully execute this strategy may adversely affect our market position, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
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
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. Our failure to adequately or effectively respond to changing consumer tastes, preferences (including those related to sustainability) and shopping patterns, or any other failure on our part to timely identify or effectively respond to changing consumer tastes, preferences and shopping patterns could negatively affect our reputation and relationship with our customers, the demand for the products we sell or services we offer, our market share and the growth of our business.

We face strong competition from other retailers and wholesale club operators which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omni-channel retailers, wholesale club operators and retail intermediaries.
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
Certain segments of the retail industry are undergoing consolidation or substantially reducing operations, whether due to bankruptcy, consolidation or other factors. Such consolidation, or other business combinations or alliances, or reduction in operation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. Such business combinations or alliances could result in the provision of a wider variety of products and services at competitive prices by such consolidated or aligned companies, which could adversely affect our financial performance.
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
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our business. These arrangements may not generate the level of sales we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, business relationship or in certain of our recently divested markets, could materially adversely affect our financial performance.

Operational Risks
The impact of the COVID-19 pandemic on our business, financial position and results of operations is in many respects unpredictable, and we may be unable to sustain our revenue growth rate in the future.
The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile, with varying impacts on certain business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things.
The COVID-19 pandemic has resulted in widespread and continuing impacts on the global economy and on our domestic and international associates, members, suppliers and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns and other restrictions on retailers.
Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock positions in certain products, as well as delays in delivering those products, and could impact inventory levels in the future.
Other factors and uncertainties include, but are not limited to: the severity and duration of the pandemic, including whether there are additional outbreaks or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which we operate; further increased operational costs associated with operating during a global pandemic; evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures; unknown consequences on our business performance and initiatives stemming from the substantial investment of time, capital and other resources to the pandemic response; the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19; the pace of recovery when the pandemic subsides; and the long-term impact of the COVID-19 pandemic on our business, including consumer behaviors. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
The COVID-19 pandemic has led to increased revenue growth relative to historic trends, and has particularly accelerated our eCommerce growth. These results, as well as those of other metrics such as net income and other financial and operating data, may not be indicative of results for future periods. Once the impact of the COVID-19 pandemic subsides, particularly as vaccines become more widely available, and customers return to work or school or are otherwise no longer subject to the aforementioned containment directives and similar mandates, a failure by us to continue capitalizing on growth opportunities may result in declining revenue and future operating results may fall below expectations.
To the extent that the COVID-19 pandemic continues to adversely affect the U.S. and the global economy, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, our reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
Natural disasters, climate change, geopolitical events, global health epidemics or pandemics and catastrophic events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical events; global health epidemics or pandemics or other contagious outbreaks such as the ongoing COVID-19 pandemic; and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), in countries in which we operate or in which our suppliers are located, could adversely affect our operations and financial performance.
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution or fulfillment centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution and fulfillment centers are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise) and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, the disruption of utility services to our stores and our facilities, and the disruption in our communications with our stores.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business at the quantities and levels we require.
We bear the risk of losses incurred as a result of physical damage to, or destruction of, any stores, clubs and distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. These events and their impacts could otherwise disrupt and adversely affect our operations in the areas in which they occur and could materially adversely affect our financial performance.
Risks associated with our suppliers could materially adversely affect our financial performance.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We expect our suppliers to comply with applicable laws, including labor, safety, anti-corruption and environmental laws, and to otherwise meet our required supplier standards of conduct. Our ability to find qualified suppliers who uphold our standards, and to access products in a timely and efficient manner and in the large volumes we may demand, is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S.
Political and economic instability, as well as other impactful events and circumstances in the countries in which our suppliers and their manufacturers are located (such as the ongoing COVID-19 pandemic), the financial instability of suppliers, suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
In addition, the U.S. foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries and entities, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.
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
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyberattacks from cyberattackers and sophisticated organizations including nation states), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates or contractors. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim. Any interruption to our information systems may have a material adverse effect on our business or results of operations. In addition, we are constantly updating our information technology processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our omni-channel business globally, could be materially adversely affected.
Increasingly, customers are using computers, tablets, and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media, online advertising, and email to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, we offer various pickup, delivery and shipping programs including options where many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-channel retailing is a rapidly evolving part of the retail industry and of our operations around the world. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Any failure on our part to provide attractive, user-friendly secure digital platforms that offer a wide assortment of merchandise at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and digital platform merchandising and related technology could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the systems on which they run, including those applications and systems in our acquired eCommerce businesses, are regularly subject to cyberattacks. Those attacks involve attempts to gain unauthorized access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and misuse customers' or members' information including payment information and related risks discussed in this Item 1A. Such attacks, if successful, in addition to potential data misuse and/or loss, may also create denials of service or otherwise disable, degrade or sabotage one or more of our digital platforms or otherwise significantly disrupt our customers' and members' shopping experience, our supply chain integrity and continuity, and our ability to efficiently operate our business. If we are unable to maintain the security of our digital platforms and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in transactions, reputational damage and deterioration of our competitive position and incur liability for any damage to customers or others whose personal or confidential information is unlawfully obtained and misused, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.
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
Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyberattackers can be sponsored by countries or sophisticated criminal organizations or be the work of hackers with a wide range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. The increased use of remote work infrastructure due to the COVID-19 pandemic has also increased the possible attack surfaces. Some of our systems and third-party service providers' systems have experienced limited security breaches or incidents and although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.

Associate error or malfeasance, faulty password management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our or our third-party service providers' security measures and a breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.
Any compromise of our data security systems or of those of businesses with which we interact, which results in confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost or used by unauthorized persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures and we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the security incident occurs. To the extent that any cyberattack, ransomware or incursion in our or one of our third-party service provider's information systems results in the loss, damage, misappropriation or other compromise of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others.
Our compliance programs, information technology, and enterprise risk management efforts cannot eliminate all systemic risk. Disruptions in our systems caused by security breaches or cyberattacks – including attacks on those parties we do business with – could harm our ability to conduct our operations, which may have a material effect on us, may result in losses that could have a material adverse effect on our financial position or results of operations, or may have a cascading effect that adversely impacts our partners, third-party service providers, customers, financial services firms, and other third parties that we interact with on a regular basis.
In addition, such security-related events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores thereby materially adversely affecting our operations, net sales, results of operations, financial position, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial position and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security compromise or ransomware event could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, and our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyberattacks, cyberterrorism, security breaches or other compromises from known malware or ransomware or other threats that may be developed in the future. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
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
The Company also has compliance obligations associated with new privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include statutory liability for security breaches. Consequently, cybersecurity attacks that cause a data breach could subject us to fines, sanctions and other legal liability and harm our reputation.

Changes in the results of our health and wellness business could adversely affect our overall results of operations, cash flows and liquidity.
Walmart has retail pharmacy operations in our Walmart U.S. and Sam's Club segments, as well as the recent addition of Walmart Health Centers in a number of states. A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs").
Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options with or without home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of restrictions on the further implementation of or the repeal of the Patient Protection and Affordable Care Act or the enactment and implementation of a law replacing such act, and other changes in laws, rules and regulations that affect our retail pharmacy business.
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
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs, distribution and fulfillment centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, and to effectively motivate and retain associates are critical to our business success. If we are unable to locate, attract or retain qualified personnel, or manage leadership transition successfully, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
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
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable store and club sales growth rates, eCommerce growth rates, gross margin, or earnings and adjusted earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies, changes in our financial estimates and recommendations by securities analysts or, failure of Walmart's performance to compare favorably to that of other retailers may have a negative effect on the price of our stock.
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
In addition to our U.S. operations, we operate our retail business in Africa, Canada, Central America, Chile, China, India and Mexico.
During fiscal 2021, our Walmart International operations generated approximately 22% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints (such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as India), restrictive governmental actions (such as trade protection measures), antitrust and competition law regulatory matters (such as the competition investigations currently underway in Mexico related to our subsidiary Wal-Mart de Mexico, in Canada related to our subsidiary Wal-Mart Canada and competition proceedings in India related to our Flipkart subsidiary), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.

The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries that have historically been less stable than the U.S. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or the laws and regulations of other countries. We maintain a global policy prohibiting such business practices and have in place a global anti-corruption compliance program designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.
Changes in tax and trade laws and regulations could materially adversely affect our financial performance.
In fiscal 2021, our Walmart U.S. and Sam's Club operating segments generated approximately 78% of our consolidated net sales. Significant changes in tax and trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs could have an adverse effect on our financial performance. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. operations and our business.
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
We are also exposed to future tax legislation, as well as the issuance of future regulations and changes in administrative interpretations of existing tax laws, any of which can impact our current and future years' tax provision. The effect of such changes in tax law could have a material effect on our business, financial position and results of operations. In the U.S., the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed federal income tax laws that affect U.S. corporations and additional guidance from the U.S. Treasury Department, the IRS, and other standard-setting bodies is still pending. As further guidance is issued by these taxing authorities, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance. Compliance with the Tax Act, including collecting information not regularly produced by the Company or unexpected changes in our estimates, may require us to incur additional costs and could affect our results of operations.
In addition, in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to their tax rules. These changes could include modifications that have temporary effect and more permanent changes. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.
Furthermore, we are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

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
Our operations in the U.S. are subject to numerous federal, state and local regulations including licensing and other requirements and reimbursement arrangements affecting our health and wellness operations. The regulations to which we are subject include, but are not limited to: federal and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including the Health Insurance Portability and Accountability Act, the Affordable Care Act, laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (the "FDA") and the Drug Enforcement Administration (the "DEA"), trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell and the financial services we offer; anti-kickback laws; false claims laws; patient inducement regulations; and federal and state laws governing health care fraud and abuse and the practice of the professions of pharmacy, optical care and health care services.
For example, in the U.S., the DEA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, laws and regulations related to competition and antitrust matters, and health and wellness related regulations for our pharmacy operations outside of the U.S. In addition, certain financial services we offer or make available, such as our money transfer agent services, are subject to legal and regulatory requirements, including those intended to help detect and prevent money laundering, sanctions, fraud and other illicit activity as well as consumer financial protection. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer and processing of personal information, such as the California Consumer Protection Act (“CCPA”), which was recently significantly modified by the California Privacy Rights Act (“CPRA”), as well as the European Union’s General Data Protection Regulation (“GDPR”). The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover in the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. The CCPA and CPRA give California residents expanded rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer Protection Act. We may be subjected to penalties and other consequences for noncompliance, including changing some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation.

While we strive to adhere our practices and procedures to these laws, they are subject to evolving regulations, interpretations and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S.; loss of licenses; termination from contractual relationships, including those with our drug suppliers and third-party payers; and significant fines or monetary damages and/or penalties. In addition, failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial position and results of operations.
We are subject to risks related to litigation and other legal proceedings that may materially adversely affect our results of operations, financial position and liquidity.
We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax, environmental and other governmental authorities. We may also have indemnification obligations for legal commitments of certain businesses we have divested. Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are currently a defendant in a number of cases containing class or collective-action allegations, or both, in which the plaintiffs have brought claims under federal and state wage and hour laws, as well as a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state consumer laws.
The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids and is also a defendant in numerous litigation proceedings related to opioids including the consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), currently pending in the U.S. District Court for the Northern District of Ohio. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the “DOJ”) and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the “CSA”). The Company’s action was dismissed and the Company is appealing the decision. On December 22, 2020, the DOJ filed a civil complaint against the Company in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies in violation of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company’s disclosures with respect to opioids filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. A derivative action was also filed by one of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company’s distribution and dispensing of opioids.
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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could increase the costs for our shareholders to bring claims, discourage our shareholders from bringing claims, or limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or shareholders in such capacity.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, associate or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The exclusive forum provision may increase the costs for a shareholder to bring a claim or limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, associates or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position or results of operations. While the exclusive forum provision applies to state and federal law claims, our shareholders will not be deemed to have waived our compliance with, and the exclusive forum provision will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under, the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
United States
The Walmart U.S. and Sam's Club segments comprise the Company's operations in the U.S. As of January 31, 2021, unit counts for Walmart U.S. and Sam's Club are summarized by format for each state and territory as follows:

	Walmart U.S.			Sam's Club
State or Territory	Supercenters	Discount Stores	Neighborhood Markets and other small formats	Clubs	Grand Total
Alabama	101	1	29	13	144
Alaska	7	2	—	—	9
Arizona	83	2	28	12	125
Arkansas	76	5	37	9	127
California	142	71	78	29	320
Colorado	70	4	18	17	109
Connecticut	12	21	1	1	35
Delaware	6	3	—	1	10
Florida	232	9	98	46	385
Georgia	154	2	35	24	215
Hawaii	—	10	—	2	12
Idaho	23	—	3	1	27
Illinois	139	15	12	25	191
Indiana	97	6	11	13	127
Iowa	58	2	—	9	69
Kansas	58	2	16	9	85
Kentucky	78	7	9	9	103
Louisiana	88	2	34	14	138
Maine	19	3	—	3	25
Maryland	30	18	3	11	62
Massachusetts	27	21	4	—	52
Michigan	90	3	9	23	125
Minnesota	65	3	1	12	81
Mississippi	65	3	11	7	86
Missouri	112	9	18	19	158
Montana	14	—	—	2	16
Nebraska	35	—	7	5	47
Nevada	30	2	11	7	50
New Hampshire	19	7	—	2	28
New Jersey	35	27	1	8	71
New Mexico	35	2	9	7	53
New York	80	17	9	12	118
North Carolina	143	6	45	22	216
North Dakota	14	—	—	3	17
Ohio	139	6	2	27	174
Oklahoma	81	7	35	13	136
Oregon	29	7	10	—	46
Pennsylvania	116	20	3	24	163
Puerto Rico	13	5	12	7	37
Rhode Island	5	4	—	—	9
South Carolina	84	—	26	13	123
South Dakota	15	—	—	2	17
Tennessee	117	1	20	14	152
Texas	392	18	110	82	602
Utah	41	—	13	8	62
Vermont	3	3	—	—	6
Virginia	110	4	21	15	150
Washington	52	10	5	—	67
Washington D.C.	3	—	2	—	5
West Virginia	38	—	1	5	44
Wisconsin	83	4	2	10	99
Wyoming	12	—	—	2	14
U.S. total	3,570	374	799	599	5,342
Square feet (in thousands)	634,154	39,464	29,414	80,239	783,271

International
The Walmart International segment comprises the Company's operations outside of the U.S. Unit counts as of January 31, 2021(1) for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Other(2)	Total	Square feet(3)
Africa(4)	332	91	—	423	24,537
Canada	408	—	—	408	52,976
Central America(5)	855	—	—	855	13,724
Chile	352	6	—	358	15,932
China	403	31	—	434	69,312
India	—	29	—	29	1,569
Japan(6)	328	—	—	328	19,570
Mexico	2,470	164	—	2,634	101,993
United Kingdom(6)	614	—	18	632	37,660
International total	5,762	321	18	6,101	337,273
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2020, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2021.
(2)Other includes stand-alone gas stations.
(3)Square feet reported in thousands.
(4)Africa unit counts primarily reside in South Africa, with other locations in Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, Swaziland, Tanzania, Uganda and Zambia.
(5)Central America unit counts reside in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.
(6)As of January 31, 2021, the Company's operations in Japan and the United Kingdom were classified as held for sale. Refer to Note 12.

Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2021:

	Owned	Leased(1)	Total
U.S. properties
Walmart U.S. retail units	4,067	676	4,743
Sam's Club retail units	513	86	599
Total U.S. retail units	4,580	762	5,342
Walmart U.S. distribution facilities	108	48	156
Sam's Club distribution facilities	11	16	27
Total U.S. distribution facilities	119	64	183
Total U.S. properties	4,699	826	5,525

International properties
Africa	37	386	423
Canada	124	284	408
Central America	358	497	855
Chile	188	170	358
China	2	432	434
India	2	27	29
Japan(2)	54	274	328
Mexico	700	1,934	2,634
United Kingdom(2)	433	199	632
Total International retail units	1,898	4,203	6,101
International distribution facilities	32	189	221
Total International properties	1,930	4,392	6,322
Total properties	6,629	5,218	11,847

Total retail units	6,478	4,965	11,443
Total distribution facilities	151	253	404
Total properties	6,629	5,218	11,847
(1)Also includes U.S. and international distribution facilities which are third-party owned and operated.
(2)As of January 31, 2021, the Company's operations in Japan and the United Kingdom were classified as held for sale. Refer to Note 12,
We own office facilities in Bentonville, Arkansas, that serve as our principal office and own and lease office facilities throughout the U.S. and internationally for operations as well as for field and market management. The land on which our stores are located is either owned or leased by the Company. We use independent contractors to construct our buildings. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company's store and club leases have renewal options, some of which include rent escalation clauses.
For further information on our distribution centers, see the caption "Distribution" provided for each of our segments under "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 10 to our Consolidated Financial Statements, which is included in "Item 8. Financial Statements and Supplementary Data." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.
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
National Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of March 5, 2021, some of which cases are in the process of being transferred to the MDL. A trial previously scheduled to begin on May 10, 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims has been postponed and rescheduled for October 4, 2021. A separate trial in the MDL that had been expected to start in November 2020 against a number of parties, including the Company, regarding opioid distribution claims has been postponed indefinitely. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the U.S. District Court for the Eastern District of Oklahoma. In addition, there are over 200 state court cases pending as of March 5, 2021, some of which may be removed to federal court to seek MDL transfer. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-K.
DOJ Opioid Litigation: On October 22, 2020, the Company filed a declaratory judgment action in the Eastern District of Texas against the U.S. Department of Justice (the “DOJ”) and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the “CSA”). The Company’s action, Walmart Inc. v. U.S. Department of Justice et al., USDC, Eastern Dist. of Texas, 10/22/20, was dismissed and the Company is appealing the decision. A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the DOJ against the Company, in which the DOJ alleges violations of the CSA related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021.
Opioids Related Securities Class Actions and Derivative Litigation: A derivative complaint and class action lawsuits drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming various current and former directors and certain officers as defendants. The plaintiff in the derivative suit (in which the Company is a nominal defendant) alleges, among other things, that the defendants breached their fiduciary duties in connection with their oversight of opioids dispensing and distribution. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended regarding the Company’s disclosures with respect to opioids were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020.
Derivative Lawsuit: Abt v. Alvarez et al., USDC, Dist. of DE, 2/9/21.
Securities Class Actions: Stanton v. Walmart Inc. et al., USDC, Dist. of DE, 1/20/21; Martin v. Walmart Inc. et al., USDC, Dist. of DE, 3/5/21.
II. CERTAIN OTHER MATTERS: The Company has received grand jury subpoenas issued by the United States Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government’s investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the “FTC”) and is cooperating with the FTC’s investigation related to money transfers and the Company’s anti-fraud program in its capacity as an agent. The Company is unable to predict the outcome of the investigations or any related actions by the governmental entities regarding these matters at this time. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The principal market on which Walmart's common stock is listed for trading is the New York Stock Exchange. The common stock trades under the symbol "WMT."
Holders of Record of Common Stock
As of March 17, 2021, there were 214,673 holders of record of Walmart's common stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2021 to the cumulative total returns on the S&P 500 Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2016 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Walmart Inc., the S&P 500 Index
and S&P 500 Retailing Index
(Fiscal Years Ended January 31)

$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Walmart Inc.
S&P 500 Index
S&P 500 Retailing Index

*Assumes $100 Invested on February 1, 2016 Assumes Dividends Reinvested Fiscal Year ended January 31, 2021

	Fiscal Years Ended January 31,
	2016	2017	2018	2019	2020	2021
Walmart Inc.	$100.00	$103.50	$169.56	$156.05	$190.21	$237.33
S&P 500 Index	100.00	120.04	151.74	148.23	180.37	211.48
S&P 500 Retailing Index	100.00	120.09	174.49	186.29	219.46	316.05
Issuer Repurchases of Equity Securities
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2021 were made under the $20.0 billion share repurchase program approved in October 2017, of which authorization for $3.0 billion of share repurchases remained as of January 31, 2021. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning February 22, 2021, replaced the previous share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2021, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1 - 30, 2020	1,827,372	$148.91	1,827,372	$4.2
December 1 - 31, 2020	4,334,315	146.33	4,334,315	3.6
January 1 - 31, 2021	3,926,701	145.80	3,926,701	3.0
Total	10,088,388		10,088,388
(1) Represents the approximate dollar value of shares that could have been repurchased at the end of the month.

ITEM 6.	SELECTED FINANCIAL DATA
This Item is reserved as a result of the Company’s early adoption of Item 301 of Regulation S-K, as deleted pursuant to SEC Release No. 33-10890; 34-90459 (Management’s Discussion and Analysis; Selected Financial Data, and Supplementary Financial Information) adopted by the Securities and Exchange Commission on November 19, 2020.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2021 ("fiscal 2021"), January 31, 2020 ("fiscal 2020") and January 31, 2019 ("fiscal 2019"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial position and results of operations of the Company as a whole.
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
Management also measures the results of comparable store and club sales, or comparable sales, a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert the operating results for countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. Additionally, no currency exchange rate fluctuations are calculated for non-USD acquisitions until owned for 12 months. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. Volatility in currency exchange rates may impact the results, including net sales and operating income, of the Company and the Walmart International segment in the future.
Our business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Generally, our highest sales volume and operating income have occurred in the fiscal quarter ending January 31; however, the COVID-19 pandemic may have an impact on consumer behaviors that could result in temporary changes in the seasonal fluctuations of our business.
We have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, including the following highlights over the last three years:
•Acquisition of 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart Private Limited ("Flipkart") in August 2018. Refer to Note 12 for additional information on the transaction.
•Divestiture of 80 percent of Walmart Brazil in August 2018, for which we recorded a pre-tax loss of $4.8 billion in fiscal 2019. Refer to Note 12 for additional information on the transaction.
•Divestiture of banking operations in Walmart Chile and Walmart Canada in December 2018 and April 2019, respectively.
•In October 2020, we agreed to sell Asda for net consideration of $9.4 billion and recognized an estimated non-cash loss in fiscal 2021 of $5.7 billion, after tax, which includes the loss associated with the expected derecognition of the Asda pension plan. In February 2021, we completed the sale of Asda. Refer to Note 11 and Note 12.
•In November 2020, we completed the sale of Walmart Argentina and recorded a non-cash loss of $1.0 billion, after-tax, primarily due to cumulative foreign currency translation losses. Refer to Note 12.

•In November 2020, we agreed to sell a majority stake in Seiyu for net consideration of approximately $1.2 billion and recognized an estimated non-cash loss of $1.9 billion, after-tax, in fiscal 2021. In March 2021, we completed the sale of Seiyu. Refer to Note 12.
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality associates. We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather, global health epidemics including the ongoing COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors."
COVID-19 Updates
Throughout fiscal 2021, we have operated with a clear set of priorities to guide our decision making through the COVID-19 pandemic. These priorities are:
•Supporting our associates on the front lines in terms of their physical safety, financial health and emotional well-being. We are providing extra pay and benefits, including special cash bonuses to associates and the introduction of a COVID-19 Emergency Leave Policy in the U.S.
•Serving our customers as safely as possible and keeping our supply chain operating. We reduced our store operating hours at the onset of the COVID-19 pandemic and have expanded store hours slightly toward the end of the year.
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
While we incurred incremental costs of $4.0 billion during fiscal 2021 associated with operating during a global health crisis, the COVID-19 pandemic resulted in overall net sales growth during fiscal 2021 with strong comparable sales in the U.S. and the majority of our international markets. Sales trends were positively affected by eCommerce growth acceleration and we also saw customers consolidate shopping trips and purchase larger baskets. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; the duration and extent of economic stimulus; timing and effectiveness of global vaccines; and volatility in employment trends and consumer confidence which may impact our results.
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
Calendar comparable sales, including the impact of fuel, for fiscal 2021 and 2020, were as follows:

	Fiscal Years Ended January 31,
	2021	2020	2021	2020
	With Fuel		Fuel Impact
Walmart U.S.	8.7%	2.9%	(0.2)%	0.0%
Sam's Club	8.7%	1.6%	(3.4)%	0.8%
Total U.S.	8.7%	2.7%	(0.6)%	0.1%
Comparable sales in the U.S., including fuel, increased 8.7% and 2.7% in fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. Walmart U.S. comparable sales increased 8.7% and 2.9% in fiscal 2021 and 2020, respectively. For fiscal 2021, comparable sales growth was driven by growth in average ticket primarily resulting from increased demand due to the COVID-19 pandemic, partially offset by a decline in transactions as customers consolidated shopping trips. For fiscal 2020, comparable sales growth was driven by growth in average ticket and transactions. Walmart U.S. eCommerce sales positively contributed approximately 5.4% and 2.1% to comparable sales for fiscal 2021 and 2020, respectively, as we continue to focus on a seamless omni-channel experience for our customers.
Sam's Club comparable sales increased 8.7% and 1.6% in fiscal 2021 and 2020, respectively. For fiscal 2021, Sam's Club comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by both our decision to remove tobacco from certain club locations and by lower fuel sales. Sam's Club comparable sales for fiscal 2020 benefited from growth in transactions and higher fuel sales, which were partially offset by lower average ticket due to our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 2.2% and 1.8% to comparable sales for fiscal 2021 and 2020, respectively.
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

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2021	2020
Net sales	$555,233	$519,926
Percentage change from comparable period	6.8%	1.9%
Operating, selling, general and administrative expenses	$116,288	$108,791
Percentage change from comparable period	6.9%	1.5%
Operating, selling, general and administrative expenses as a percentage of net sales	20.9%	20.9%
For fiscal 2021, operating expenses as a percentage of net sales was flat when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from strong growth in comparable sales and lapping the $0.9 billion business restructuring charges from the prior year described below. These benefits were offset by $4.0 billion of incremental costs related to the COVID-19 pandemic and a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021.
For fiscal 2020, operating expenses as a percentage of net sales decreased 8 basis points compared to the previous fiscal year due to our focus on expense management combined with our growth in comparable store sales. These improvements were partially offset by $0.9 billion in business restructuring charges consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology, and other business restructuring charges due to strategic decisions that resulted in the write down of certain assets in the Walmart U.S. and Walmart International segments.

Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to eCommerce, technology, supply chain, and store remodels and less to new store and club openings. Total fiscal 2021 capital expenditures decreased slightly compared to the prior year. The following table provides additional detail:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2021	2020
eCommerce, technology, supply chain and other	$5,681	$5,643
Remodels	2,013	2,184
New stores and clubs, including expansions and relocations	134	77
Total U.S.	$7,828	$7,904
Walmart International	2,436	2,801
Total capital expenditures	$10,264	$10,705
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.6% and 6.7% for fiscal 2021 and 2020, respectively. The decrease in ROA was primarily due to the losses on certain international operations held for sale or sold, partially offset by the fair value change in our equity investments as well as the increase in operating income. ROI was 14.0% and 13.4% for fiscal 2021 and 2020, respectively. The increase in ROI was primarily due to the increase in operating income.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and average amortization, less average accounts payable and average accrued liabilities for that period. For fiscal 2020, lease related assets and associated accumulated amortization are included in the denominator at their carrying amount as of that balance sheet date, rather than averaged, because they are not directly comparable to the prior year calculation which included rent for the trailing 12 months multiplied by a factor of 8. A two-point average was used for leased assets beginning in fiscal 2021, after one full year from the date of adoption of ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,706	$15,201
Denominator
Average total assets(1)	$244,496	$227,895
Return on assets (ROA)	5.6%	6.7%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$22,548	$20,568
+ Interest income	121	189
+ Depreciation and amortization	11,152	10,987
+ Rent	2,626	2,670
ROI operating income	$36,447	$34,414

Denominator
Average total assets(1), (2)	$244,496	$235,277
+ Average accumulated depreciation and amortization(1), (2)	94,351	90,351
- Average accounts payable(1)	48,057	47,017
- Average accrued liabilities(1)	30,131	22,228
Average invested capital	$260,659	$256,383
Return on investment (ROI)	14.0%	13.4%

	As of January 31,
	2021	2020	2019
Certain Balance Sheet Data
Total assets	$252,496	$236,495	$219,295
Leased assets, net	NP	21,841	7,078
Total assets without leased assets, net	NP	214,654	212,217
Accumulated depreciation and amortization	94,187	94,514	87,175
Accumulated amortization on leased assets	NP	4,694	5,682
Accumulated depreciation and amortization, without leased assets	NP	89,820	81,493
Accounts payable	49,141	46,973	47,060
Accrued liabilities	37,966	22,296	22,159
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
NP = Not provided.
Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See "Liquidity and Capital Resources" for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities.
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $36.1 billion, $25.3 billion and $27.8 billion for fiscal 2021, 2020 and 2019, respectively. We generated free cash flow of $25.8 billion, $14.6 billion and $17.4 billion for fiscal 2021, 2020 and 2019, respectively. Net cash provided by operating activities for fiscal 2021 increased when compared to fiscal 2020 primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments. Free cash flow for fiscal 2021 increased when compared to fiscal 2020 due to the same reasons as the increase in net cash provided by operating activities, as well as $0.4 billion in decreased capital expenditures. Net cash provided by operating activities for fiscal 2020 declined when compared to fiscal 2019 was primarily due to the contribution to the Asda pension plan in anticipation of its future settlement, the inclusion of a full year of Flipkart operations, and the timing of vendor payments. Free cash flow for fiscal 2020 declined when compared to fiscal 2019 due to the same reasons as the decline in net cash provided by operating activities, as well as $0.4 billion in increased capital expenditures.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Net cash provided by operating activities	$36,074	$25,255	$27,753
Payments for property and equipment	(10,264)	(10,705)	(10,344)
Free cash flow	$25,810	$14,550	$17,409

Net cash used in investing activities(1)	$(10,071)	$(9,128)	$(24,036)
Net cash used in financing activities	(16,117)	(14,299)	(2,537)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2021	2020	2019
Total revenues	$559,151	$523,964	$514,405
Percentage change from comparable period	6.7%	1.9%	2.8%
Net sales	$555,233	$519,926	$510,329
Percentage change from comparable period	6.8%	1.9%	2.9%
Total U.S. calendar comparable sales increase	8.7%	2.7%	4.0%
Gross profit rate	24.3%	24.1%	24.5%
Operating income	$22,548	$20,568	$21,957
Operating income as a percentage of net sales	4.1%	4.0%	4.3%
Consolidated net income	$13,706	$15,201	$7,179
Unit counts at period end(1)	11,443	11,501	11,361
Retail square feet at period end(1)	1,121	1,129	1,129
(1) Unit counts and associated retail square feet are presented for stores and clubs generally open as of period end, and includes stores associated with operations classified as held for sale as of January 31, 2021. Permanently closed locations are not included.
Our total revenues, which includes net sales and membership and other income, increased $35.2 billion or 6.7% and $9.6 billion or 1.9% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. These increases in revenues were due to increases in net sales, which increased $35.3 billion or 6.8% and $9.6 billion or 1.9% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For fiscal 2021, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments as well as positive comparable sales in the majority of our international markets resulting from increased demand stemming from the COVID-19 pandemic. Overall net sales growth was strong despite certain operating limitations in several international markets in the second quarter of fiscal 2021 due to government regulations and precautionary measures taken as a result of the COVID-19 pandemic. The net sales increase was partially offset by negative fluctuations in currency exchange rates of $5.0 billion. For fiscal 2020, net sales were positively impacted by overall positive comparable sales for Walmart U.S. and Sam's Club segments, along with the addition of net sales from Flipkart, which we acquired in August 2018, and positive comparable sales in the majority of our international markets. These increases were partially offset by $4.1 billion of negative impact from fluctuations in currency exchange rates in fiscal 2020 and our sale of the majority stake in Walmart Brazil in August 2018.
Our gross profit rate increased 20 basis points and decreased 40 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For fiscal 2021, the increase was primarily due to strategic sourcing initiatives, strong sales in higher margin categories, and fewer markdowns. This was partially offset in the Walmart U.S. segment by carryover of prior year price investment as well as the temporary closure of our Auto Care Centers and Vision Centers in response to the

COVID-19 pandemic. For fiscal 2020, the decrease was primarily due to price investment in the Walmart U.S. segment and the addition of Flipkart in the Walmart International segment, partially offset by favorable merchandise mix including strength in private brands and less pressure from transportation costs in the Walmart U.S. segment.
For fiscal 2021, operating expenses as a percentage of net sales was flat when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from strong growth in comparable sales and lapping the $0.9 billion business restructuring charges from the prior year described below. These benefits were offset by $4.0 billion of incremental costs related to the COVID-19 pandemic and a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021.
For fiscal 2020, operating expenses as a percentage of net sales decreased 8 basis points, when compared to the previous fiscal year, due to our focus on expense management combined with our growth in comparable store sales. These improvements were partially offset by $0.9 billion in business restructuring charges consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology, and other business restructuring charges due to strategic decisions that resulted in the write down of certain assets in the Walmart U.S. and Walmart International segments.
Other gains and losses consisted of net gains of $0.2 billion and $2.0 billion for fiscal 2021 and 2020, respectively. The gain in fiscal 2021 primarily reflects $8.7 billion in net gains associated with the fair value changes of our equity investments, partially offset by the $8.3 billion pre-tax loss related to the divestiture of certain international operations classified as held for sale or sold in fiscal 2021. The gain in fiscal 2020 was primarily the result of a $1.9 billion increase in the market value of our investment in JD.com.
Our effective income tax rate was 33.3% for fiscal 2021, 24.4% for fiscal 2020, and 37.4% for fiscal 2019. The increase in our effective tax rate for fiscal 2021 as compared to fiscal 2020 is primarily due to the loss related to the divestiture of certain international operations classified as held for or sold in fiscal 2021, which provided minimal realizable tax benefit. The decrease in our effective tax rate for fiscal 2020 as compared to fiscal 2019 was primarily due to the fiscal 2019 loss on sale of a majority stake in Walmart Brazil, which increased the previous comparative fiscal year's effective tax rate, as it provided minimal realizable tax benefit. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that, beginning in fiscal 2019, are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2021, 2020 and 2019 is presented in Note 9.
As a result of the factors discussed above, we reported $13.7 billion and $15.2 billion of consolidated net income for fiscal 2021 and 2020, respectively, which represents a decrease of $1.5 billion and an increase of $8.0 billion for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $4.75, $5.19 and $2.26 for fiscal 2021, 2020 and 2019, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2021	2020	2019
Net sales	$369,963	$341,004	$331,666
Percentage change from comparable period	8.5%	2.8%	4.1%
Calendar comparable sales increase	8.7%	2.9%	3.7%
Operating income	$19,116	$17,380	$17,386
Operating income as a percentage of net sales	5.2%	5.1%	5.2%
Unit counts at period end	4,743	4,756	4,769
Retail square feet at period end	703	703	705
Net sales for the Walmart U.S. segment increased $29.0 billion or 8.5% and $9.3 billion or 2.8% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 8.7% and 2.9% for fiscal 2021 and 2020, respectively. Comparable sales in fiscal 2021 were driven by growth in average ticket primarily resulting from meeting the increased demand due to economic conditions related to the COVID-19 pandemic while transactions decreased as customers consolidated shopping trips. Comparable sales in fiscal 2020 were driven by both average ticket and transaction growth for fiscal 2020. Walmart U.S. eCommerce sales positively contributed approximately 5.4% and 2.1% to comparable sales for fiscal 2021 and 2020, respectively, as we continue to focus on a seamless omni-channel experience for our customers.
Gross profit rate was flat and decreased 14 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. While fiscal 2021 gross profit rate was flat, it benefited from strategic sourcing initiatives and fewer markdowns, offset by a change in merchandise mix, the carryover effect of prior year price investment and the temporary closure of our Auto Care and Vision Centers in response to the COVID-19 pandemic. For fiscal 2020, the decrease was primarily the result of continued price investments which were partially offset by better merchandise mix, including strength in private brands, and less pressure from transportation costs.

Operating expenses as a percentage of segment net sales decreased 15 and 4 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. We leveraged operating expenses in fiscal 2021 primarily as a result of strong sales, which were partially offset by $3.2 billion of incremental costs related to the COVID-19 pandemic including special bonuses, expanded sick and emergency leave pay, costs associated with outfitting our stores and associates with masks, gloves and sanitizer, and expanded cleaning practices. Fiscal 2021 operating expenses as a percentage of net sales was also slightly aided by lapping the $0.5 billion business restructuring charges from the prior year described below, offset by a $0.4 billion business restructuring charge recorded in the second quarter of fiscal 2021 resulting from changes to Walmart U.S. support teams to better support its omni-channel strategy. The decrease in fiscal 2020 was primarily due to strong sales and productivity improvements which were mostly offset by business restructuring charges of $0.5 billion consisting primarily of non-cash impairment charges for certain trade names, acquired developed technology and other business restructuring charges due to decisions that resulted in the write down of certain eCommerce assets.
As a result of the factors discussed above, segment operating income increased $1.7 billion and decreased $6 million for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year.
Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2021	2020	2019
Net sales	$121,360	$120,130	$120,824
Percentage change from comparable period	1.0%	(0.6)%	2.3%
Operating income	$3,660	$3,370	$4,883
Operating income as a percentage of net sales	3.0%	2.8%	4.0%
Unit counts at period end	6,101	6,146	5,993
Retail square feet at period end	337	345	344
Net sales for the Walmart International segment increased $1.2 billion or 1.0% and decreased $0.7 billion or 0.6% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For fiscal 2021, the increase was primarily due to positive comparable sales growth in the majority of our markets driven by changes in consumer behavior in response to the COVID-19 pandemic, partially offset by negative fluctuations in currency exchange rates of $5.0 billion. The pandemic led to significant economic pressures and channel and mix shifts due to changes in consumer behavior, including accelerated growth in eCommerce in several markets. While several of our markets experienced extensive store and operational closures in the second quarter as a result of government mandates, most closed stores and warehouses had resumed operations by the third quarter.
For fiscal 2020, the decrease was primarily due to negative fluctuations in currency exchange rates of $4.1 billion as well as a reduction in sales due to our sale of the majority stake in Walmart Brazil in August 2018, offset by a full year of net sales from Flipkart and positive comparable sales growth in the majority of our markets.
Gross profit rate increased 50 basis points and decreased 136 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For fiscal 2021, the increase was primarily due to Flipkart's improved margin mix and reduced fuel sales in the U.K. For fiscal 2020, the decrease was primarily due to Flipkart, as well as a change in merchandise mix.
Operating expenses as a percentage of segment net sales increased 14 basis points and decreased 13 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. The increase in operating expenses as a percentage of segment net sales for fiscal 2021 was primarily due to $0.5 billion of incremental costs related to the COVID-19 pandemic, partially offset by positive comparable sales in the majority of our markets and lapping the impairment charges in the prior year discussed below. Fiscal 2020 decreased primarily due to positive comparable sales in the majority of our markets as well as cost discipline across multiple markets, partially offset by $0.4 billion in impairment charges primarily due to the write-off of the carrying value of one of Flipkart's two fashion trade names, Jabong.com, as a result of a strategic decision to focus our efforts on a single fashion platform in order to simplify the business and customer proposition.
As a result of the factors discussed above, segment operating income increased $0.3 billion and decreased $1.5 billion for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year.

Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2021	2020	2019
Including Fuel
Net sales	$63,910	$58,792	$57,839
Percentage change from comparable period	8.7%	1.6%	(2.3)%
Calendar comparable sales increase	8.7%	1.6%	5.4%
Operating income	$1,906	$1,642	$1,520
Operating income as a percentage of net sales	3.0%	2.8%	2.6%
Unit counts at period end	599	599	599
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$59,184	$52,792	$52,332
Percentage change from comparable period	12.1%	0.9%	(3.9)%
Operating income	$1,645	$1,486	$1,383
Operating income as a percentage of net sales	2.8%	2.8%	2.6%
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
Net sales for the Sam's Club segment increased $5.1 billion or 8.7% and $1.0 billion or 1.6% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. Our 8.7% growth in comparable sales for fiscal 2021 benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by both our decision to remove tobacco from certain club locations and by lower fuel sales. Sam's Club eCommerce sales positively contributed approximately 2.2% to comparable sales. For fiscal 2020, the increase was primarily due to comparable sales, including fuel, of 1.6%. Comparable sales benefited from growth in transactions and higher fuel sales, which were partially offset by lower ticket due to our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 1.8% to comparable sales.
Gross profit rate increased 65 basis points and decreased 11 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. The increase in gross profit rate was due to favorable sales mix, including lower fuel and tobacco sales, and improvement in inventory losses which was partially offset by price investment and higher eCommerce fulfillment costs. For fiscal 2020, gross profit rate decreased due to price investment and higher eCommerce fulfillment costs, partially offset by reduced tobacco sales.
Membership and other income increased 6.8% and 4.7% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For fiscal 2021 and 2020, the increases were primarily due to growth in total members, which benefited from higher overall renewal rates, and higher Plus Member penetration. Fiscal 2021 growth was also positively affected by the COVID-19 pandemic. Fiscal 2020 was also benefited by gains on property sales and other income.
Operating expenses as a percentage of segment net sales increased 42 and decreased 19 basis points for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. Despite increased net sales from the strong demand resulting from the COVID-19 pandemic, fiscal 2021 operating expenses as a percentage of net sales increased primarily due to $0.3 billion of incremental costs related to the pandemic, which included additional costs such as special bonuses, expanded cleaning practices and security, expanded sick and emergency leave pay, and outfitting our associates with masks and gloves. Additionally, the increase in operating expense as a percentage of segment net sales was affected by reduced tobacco and fuel sales. For fiscal 2020, the decrease was primarily the result of lower labor-related costs and a charge of approximately $50 million related to lease exit costs in the prior comparable period. These benefits were partially offset by a reduction in sales of tobacco and a higher level of technology investment.
As a result of the factors discussed above, segment operating income increased $0.3 billion and $0.1 billion for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Net cash provided by operating activities	$36,074	$25,255	$27,753
Net cash provided by operating activities was $36.1 billion, $25.3 billion and $27.8 billion for fiscal 2021, 2020 and 2019, respectively. Net cash provided by operating activities for fiscal 2021 increased when compared to the previous fiscal year primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments. The decrease in net cash provided by operating activities for fiscal 2020, when compared to the previous fiscal year, was primarily due to the contribution to our Asda pension plan in anticipation of its future settlement, the inclusion of a full year of Flipkart operations, and the timing of vendor payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $17.7 billion and $9.5 billion as of January 31, 2021 and 2020, respectively. We maintained more cash at January 31, 2021 compared to January 31, 2020 in order to provide us with enhanced financial flexibility due to the uncertainties related to the COVID-19 pandemic. Our working capital deficit, defined as total current assets less total current liabilities, was $2.6 billion and $16.0 billion as of January 31, 2021 and 2020, respectively. The decrease in working capital deficit as compared to the previous fiscal year is primarily driven by the increase in cash and cash equivalents as well as the increase in current assets and current liabilities due to the classification of the Company's operations in the U.K. and Japan as held for sale. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S.  Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. While we are awaiting anticipated technical guidance from the Internal Revenue Service ("IRS") and the U.S. Treasury Department, we do not expect current local laws, other existing limitations or potential taxes on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial position or results of operations.
As of January 31, 2021 and 2020, cash and cash equivalents of $2.8 billion and $2.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.8 billion as of January 31, 2021, approximately $1.0 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Net cash used in investing activities	$(10,071)	$(9,128)	$(24,036)
Net cash used in investing activities was $10.1 billion, $9.1 billion and $24.0 billion for fiscal 2021, 2020 and 2019, respectively, and generally consisted of payments for business acquisitions and to expand our eCommerce capabilities, invest in other technologies and supply chain, remodel existing stores and clubs and add new stores and clubs. Net cash used in investing activities increased $0.9 billion for fiscal 2021 when compared to the previous fiscal year primarily as a result of lapping the net proceeds received from the sale of our banking operations in Walmart Canada and the change in other investing activities, partially offset by decreased capital expenditures. Net cash used in investing activities decreased $14.9 billion for fiscal 2020 when compared to the previous fiscal year, primarily as a result of the $13.8 billion payment for the acquisition of Flipkart, net of cash acquired, as well as payments for other, smaller acquisitions in fiscal 2019.

Additionally, refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2021 and 2020.
Growth Activities
For the fiscal year ending January 31, 2022 ("fiscal 2022"), we project capital expenditures will be approximately $14 billion, with a focus on supply chain, automation, customer-facing initiatives and technology.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Net cash used in financing activities	$(16,117)	$(14,299)	$(2,537)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Fiscal 2021 net cash used in financing activities increased $1.8 billion when compared to the same period in the previous fiscal year. The increase is primarily due to the timing of issuances and repayments of long-term debt, partially offset by both a reduction in cash used to pay down short-term borrowings as well as share repurchases as we manage our financial position during the current economic environment. Fiscal 2020 net cash used in financing activities increased $11.8 billion for fiscal 2020 when compared to the same period in the previous fiscal year. The increase was primarily due to the $15.9 billion of net proceeds received in fiscal 2019 from the issuance of long-term debt to fund a portion of the purchase price for Flipkart partially offset by $5.5 billion of additional long-term debt in the fiscal 2020 to fund general business operations.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to the Company's short-term borrowings for fiscal 2021, 2020 and 2019:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Maximum amount outstanding at any month-end	$4,048	$13,315	$13,389
Average daily short-term borrowings	1,577	7,120	10,625
Annual weighted-average interest rate	3.1%	2.5%	2.4%
We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2021 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2020	$5,362	$43,714	$49,076
Repayments of long-term debt	(5,382)	—	(5,382)
Reclassifications of long-term debt	3,126	(3,126)	—
Other	9	606	615
Balances as of January 31, 2021	$3,115	$41,194	$44,309
Dividends
Our total dividend payments were $6.1 billion, $6.0 billion and $6.1 billion for fiscal 2021, 2020 and 2019, respectively. The Board of Directors approved, effective February 18, 2021, the fiscal 2022 annual dividend of $2.20 per share, an increase over the fiscal 2021 annual dividend of $2.16 per share. For fiscal 2022, the annual dividend will be paid in four quarterly installments of $0.55 per share, according to the following record and payable dates:

Record Date	Payable Date
March 19, 2021	April 5, 2021
May 7, 2021	June 1, 2021
August 13, 2021	September 7, 2021
December 10, 2021	January 3, 2022

Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2021 were made under the $20 billion share repurchase program approved in October 2017, of which authorization for $3.0 billion of share repurchases remained as of January 31, 2021. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning February 22, 2021, replaced the previous share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2021, 2020 and 2019:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2021	2020	2019
Total number of shares repurchased	19.4	53.9	79.5
Average price paid per share	$135.20	$105.98	$93.18
Total amount paid for share repurchases	$2,625	$5,717	$7,410
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2021, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Contractual Obligations
The following table sets forth certain information concerning our obligations to make contractual future payments, such as debt and lease agreements, and certain contingent commitments as of January 31, 2021:

		Payments Due During Fiscal Years Ending January 31,
(Amounts in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Recorded contractual obligations:
Long-term debt(1)	$44,309	$3,115	$7,735	$5,840	$27,619
Short-term borrowings	224	224	—	—	—
Operating lease obligations(2)	20,949	2,189	3,878	3,224	11,658
Finance lease obligations and other(2)(3)	8,835	896	1,461	1,221	5,257
Obligations related to businesses held for sale(4)	8,081	564	1,034	899	5,584
Unrecorded contractual obligations:
Estimated interest on long-term debt	21,124	1,636	3,072	2,678	13,738
Syndicated and other letters of credit	2,019	2,019	—	—	—
Purchase obligations	15,004	7,017	5,562	1,495	930
Obligations related to businesses held for sale(4)	856	621	210	22	3
Total contractual obligations	$121,401	$18,281	$22,952	$15,379	$64,789
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
(2)    Represents our contractual obligations to make future payments under non-cancelable operating leases and finance lease agreements, both of which are recorded on the balance sheet at their present value. Refer to Note 7 to our Consolidated Financial Statements for additional information regarding operating and finance leases.
(3)    Finance lease obligations and other includes contractual obligations under other financing obligations of $1.3 billion.
(4)    Includes obligations related to our operations in Japan and the United Kingdom which are classified as held for sale as of January 31, 2021.
Under the terms of the sale of the majority stake of Walmart Brazil, we agreed to indemnify the purchaser for certain pre-closing tax and legal contingencies and other matters for up to R$2.3 billion, adjusted for interest based on the Brazilian interbank deposit rate. As of January 31, 2021, the indemnification liability was $0.6 billion and recorded in deferred income taxes and other in the Company's Consolidated Balance Sheet.
Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2021, and assumes interest rates remain at current levels for our variable rate debt. Additionally, we have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2021.
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
In addition to the amounts shown in the table above, $1.7 billion of net unrecognized tax benefits are considered uncertain tax positions and have been recorded as liabilities. The timing of the payment, if any, associated with these liabilities is uncertain. Refer to Note 9 to our Consolidated Financial Statements for additional discussion of unrecognized tax benefits.
Off Balance Sheet Arrangements
As of January 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial position, results of operations, liquidity, capital expenditures or capital resources.

Other Matters
We discuss our "Asda Equal Value Claims" which includes certain existing employment claims against our recently divested United Kingdom subsidiary, Asda Group Limited, including certain risks arising therefrom, under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements. We also discuss the Opioids Litigation including certain risks arising therefrom, in "Item 1A. Risk Factors" under the caption "Legal, Tax, Regulatory, Compliance, Reputational and Other Risks" and under the sub-caption "Legal Proceedings" in Note 10 to our Consolidated Financial Statements. We also discuss various legal proceedings related to the Asda Equal Value Claims and Opioids Litigation in "Item 3. Legal Proceedings" herein under the caption "Supplemental Information." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingencies of the Company that may or may not result in the Company incurring a material liability upon their final resolution.
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
Inventories
We value inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for Walmart U.S. segment's inventories. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. When necessary, we record a LIFO provision for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. Our LIFO provision is calculated based on inventory levels, markup rates and internally generated retail price indices. As a measure of sensitivity, a 1% increase to our retail price indices would not have resulted in a decrease to the carrying value of inventory. As of January 31, 2021 and 2020, our inventories valued at LIFO approximated those inventories as if they were valued at first-in, first-out ("FIFO").
Impairment of Assets
We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. The variability of these factors depends on a number of conditions, including uncertainty about future events and changes in demographics. Thus, our accounting estimates may change from period to period. These factors could cause management to conclude that indicators of impairment exist and require impairment tests be performed, which could result in management determining the value of long-lived assets is impaired, resulting in a write-down of the related long-lived assets. Impairment charges on assets held and used were immaterial in fiscal 2021, 2020 and 2019. As a measure of sensitivity, fiscal 2021 impairment would not change materially with a 10% decrease in the undiscounted cash flows for the stores or clubs with indicators of impairment.
In fiscal 2021, the Company's operations in Argentina, Japan and the United Kingdom met the held for sale criteria. As a result, the individual disposal groups were measured at fair value, less costs to sell, which resulted in impairment charges that were included in the total estimated pre-tax loss of $8.3 billion recorded in fiscal 2021. Refer to Note 12. Fiscal 2019 included a pre-tax loss of $4.8 billion related to the sale of the majority stake in Walmart Brazil, which included full impairment of all related assets.
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

Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2021, our reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of goodwill, as the fair value significantly exceeded the carrying value. Our indefinite-lived acquired intangible assets have also historically generated sufficient returns to recover their cost. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. Due to certain strategic restructuring decisions, we recorded approximately $0.7 billion in impairment in fiscal 2020 related to acquired trade names and acquired developed software.
Contingencies
We are involved in a number of legal proceedings. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Note 10 to our Consolidated Financial Statements, and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, currency exchange rates and the fair value of certain equity investments.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2021, the net fair value of our interest rate swaps increased $69 million primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2021.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$224	$—	$—	$—	$—	$—	$224
Weighted-average interest rate	1.9%	—%	—%	—%	—%	—%	1.9%
Long-term debt(1):
Fixed rate	$2,365	$3,014	$4,721	$4,360	$1,480	$27,619	$43,559
Weighted-average interest rate	3.8%	1.7%	3.1%	2.7%	3.6%	4.5%	3.9%
Variable rate	$750	$—	$—	$—	$—	$—	$750
Weighted-average interest rate	0.5%	—%	—%	—%	—%	—%	0.5%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$—	$—	$1,750	$1,500	$—	$—	$3,250
Weighted-average pay rate	—%	—%	0.6%	1.3%	—%	—%	0.9%
Weighted-average receive rate	—%	—%	2.6%	3.3%	—%	—%	2.9%
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2021, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 9% of our total short-term and long-term debt. Based on January 31, 2021 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $42 million.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the U.S, as well as our foreign-currency-denominated long-term debt. For fiscal 2021, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $0.2 billion net gain in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $83 million and $241 million as of January 31, 2021 and January 31, 2020, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the strengthening of certain currencies relative to the U.S. dollar in fiscal 2021. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $524 million. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2021 would have resulted in a change in the value of the swaps of $46 million.

In addition to currency swaps, we also hedge a portion of our foreign currency risk by designating foreign-currency-denominated long-term debt as nonderivative hedges of net investments of certain of our foreign operations. We had outstanding long-term debt of £1.7 billion as of January 31, 2021 and January 31, 2020 that was designated as a hedge of our net investment in the U.K. As of January 31, 2021, a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the British pound would have resulted in a change in the value of the debt of $210 million. In addition, we had outstanding long-term debt of ¥100 billion as of January 31, 2021 and ¥180 billion as of January 31, 2020 that was designated as a hedge of our net investment in Japan. As of January 31, 2021, a hypothetical 10% change in value of the U.S. dollar relative to the Japanese yen would have resulted in a change in the value of the debt of $87 million. As of January 31, 2021, the Company's operations in the U.K. and Japan are classified as held for sale, and subsequently closed in February 2021 and March 2021, respectively. Refer to Note 12 to our Consolidated Financial Statements.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to changes in the stock price of our equity investments with readily determinable fair values. The change in fair value is recorded within other gains and losses and resulted in a gain of $8.7 billion in fiscal 2021 due to net increases in the stock price of those equity investments. As of January 31, 2021, the fair value of our equity investments with readily determinable fair values was $14.4 billion. As of January 31, 2021, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $1.4 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2021 expressed an unqualified opinion thereon.

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

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2021, the Company is involved in a number of legal proceedings and has made accruals with respect to these matters, where appropriate. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and therefore an accrual has not been made. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management assessed the probability of occurrence and the estimation of any potential loss based on the ability to predict the number of claims that may be filed or whether any loss or range of loss can be reasonably estimated. For example, in assessing the probability of occurrence in a particular legal proceeding, management exercises judgment to determine if it can predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding. In connection with the sale of Asda, the Company is no longer liable for the Asda Equal Value Claims; however, the Company has agreed to provide indemnification for any potential Asda liability related to these claims up to a contractually determined amount.

Auditing management’s accounting for, and disclosure of, loss contingencies and the estimated fair value of related indemnifications was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence for contingencies or related indemnifications or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies and related indemnities. For example, we tested controls over the Company’s assessment of the likelihood of loss and the Company’s determinations regarding the measurement of loss.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the Board of Directors and committees of the Board of Directors, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from internal and external counsel, and evaluated the current status of contingencies based on discussions with internal legal counsel. We also evaluated the appropriateness of the related disclosures. To test the estimated fair value of indemnities, we involved a valuation specialist to evaluate the valuation methodologies and significant assumptions including, among others, the discount rate.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
At January 31, 2021, the Company has $4.9 billion of indefinite-lived intangible assets which primarily consist of acquired tradenames. As disclosed in Notes 1, 8 and 12 to the Consolidated Financial Statements, these assets are evaluated for impairment at least annually using valuation techniques to estimate fair value. These fair value estimates are sensitive to certain significant assumptions including revenue growth rates, discount rates, and royalty rates.

Auditing management’s annual indefinite-lived intangible assets impairment tests was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the indefinite-lived intangibles. For example, the fair value estimates are sensitive to significant assumptions identified above that are affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. Our procedures included, among others, testing controls over management’s review of the significant assumptions described above used to estimate the fair values of the indefinite-lived intangible assets.

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
March 19, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Walmart Inc. as of January 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 19, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Rogers, Arkansas
March 19, 2021

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2021	2020	2019
Revenues:
Net sales	$555,233	$519,926	$510,329
Membership and other income	3,918	4,038	4,076
Total revenues	559,151	523,964	514,405
Costs and expenses:
Cost of sales	420,315	394,605	385,301
Operating, selling, general and administrative expenses	116,288	108,791	107,147
Operating income	22,548	20,568	21,957
Interest:
Debt	1,976	2,262	1,975
Finance, capital lease and financing obligations	339	337	371
Interest income	(121)	(189)	(217)
Interest, net	2,194	2,410	2,129
Other (gains) and losses	(210)	(1,958)	8,368
Income before income taxes	20,564	20,116	11,460
Provision for income taxes	6,858	4,915	4,281
Consolidated net income	13,706	15,201	7,179
Consolidated net income attributable to noncontrolling interest	(196)	(320)	(509)
Consolidated net income attributable to Walmart	$13,510	$14,881	$6,670

Net income per common share:
Basic net income per common share attributable to Walmart	$4.77	$5.22	$2.28
Diluted net income per common share attributable to Walmart	4.75	5.19	2.26

Weighted-average common shares outstanding:
Basic	2,831	2,850	2,929
Diluted	2,847	2,868	2,945

Dividends declared per common share	$2.16	$2.12	$2.08
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Consolidated net income	$13,706	$15,201	$7,179
Consolidated net income attributable to noncontrolling interest	(196)	(320)	(509)
Consolidated net income attributable to Walmart	13,510	14,881	6,670

Other comprehensive income (loss), net of income taxes
Currency translation and other	842	286	(226)
Net investment hedges	(221)	122	272
Cash flow hedges	235	(399)	(290)
Minimum pension liability	(30)	(1,244)	131
Other comprehensive income (loss), net of income taxes	826	(1,235)	(113)
Other comprehensive (income) loss attributable to noncontrolling interest	213	(28)	188
Other comprehensive income (loss) attributable to Walmart	1,039	(1,263)	75

Comprehensive income, net of income taxes	14,532	13,966	7,066
Comprehensive (income) loss attributable to noncontrolling interest	17	(348)	(321)
Comprehensive income attributable to Walmart	$14,549	$13,618	$6,745
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$17,741	$9,465
Receivables, net	6,516	6,284
Inventories	44,949	44,435
Prepaid expenses and other	20,861	1,622
Total current assets	90,067	61,806

Property and equipment, net	92,201	105,208
Operating lease right-of-use assets	13,642	17,424
Finance lease right-of-use assets, net	4,005	4,417
Goodwill	28,983	31,073
Other long-term assets	23,598	16,567
Total assets	$252,496	$236,495

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$224	$575
Accounts payable	49,141	46,973
Accrued liabilities	37,966	22,296
Accrued income taxes	242	280
Long-term debt due within one year	3,115	5,362
Operating lease obligations due within one year	1,466	1,793
Finance lease obligations due within one year	491	511
Total current liabilities	92,645	77,790

Long-term debt	41,194	43,714
Long-term operating lease obligations	12,909	16,171
Long-term finance lease obligations	3,847	4,307
Deferred income taxes and other	14,370	12,961

Commitments and contingencies

Equity:
Common stock	282	284
Capital in excess of par value	3,646	3,247
Retained earnings	88,763	83,943
Accumulated other comprehensive loss	(11,766)	(12,805)
Total Walmart shareholders' equity	80,925	74,669
Noncontrolling interest	6,606	6,883
Total equity	87,531	81,552
Total liabilities and equity	$252,496	$236,495
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2018	2,952	$295	$2,648	$85,107	$(10,181)	$77,869	$2,953	$80,822
Adoption of new accounting standards, net of income taxes	—	—	—	2,361	(1,436)	925	(1)	924
Consolidated net income	—	—	—	6,670	—	6,670	509	7,179
Other comprehensive income (loss), net of income taxes	—	—	—	—	75	75	(188)	(113)
Cash dividends declared ($2.08 per share)	—	—	—	(6,102)	—	(6,102)	—	(6,102)
Purchase of Company stock	(80)	(8)	(245)	(7,234)	—	(7,487)	—	(7,487)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(488)	(488)
Noncontrolling interest of acquired entity	—	—	—	—	—	—	4,345	4,345
Other	6	1	562	(17)	—	546	8	554
Balances as of January 31, 2019	2,878	288	2,965	80,785	(11,542)	72,496	7,138	79,634
Adoption of new accounting standards on February 1, 2019, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	14,881	—	14,881	320	15,201
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,263)	(1,263)	28	(1,235)
Cash dividends declared ($2.12 per share)	—	—	—	(6,048)	—	(6,048)	—	(6,048)
Purchase of Company stock	(53)	(5)	(199)	(5,435)	—	(5,639)	—	(5,639)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(475)	(475)
Other	7	1	481	26	—	508	(94)	414
Balances as of January 31, 2020	2,832	284	3,247	83,943	(12,805)	74,669	6,883	81,552
Consolidated net income	—	—	—	13,510	—	13,510	196	13,706
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,039	1,039	(213)	826
Cash dividends declared ($2.16 per share)	—	—	—	(6,116)	—	(6,116)	—	(6,116)
Purchase of Company stock	(20)	(2)	(97)	(2,559)	—	(2,658)	—	(2,658)
Cash dividends declared to noncontrolling interest	—	—	—	—	—	—	(365)	(365)
Other	9	—	496	(15)	—	481	105	586
Balances as of January 31, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Cash flows from operating activities:
Consolidated net income	$13,706	$15,201	$7,179
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,152	10,987	10,678
Net unrealized and realized (gains) and losses	(8,589)	(1,886)	3,516
Losses on disposal of business operations	8,401	15	4,850
Asda pension contribution	—	(1,036)	—
Deferred income taxes	1,911	320	(499)
Other operating activities	1,521	1,981	1,734
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(1,086)	154	(368)
Inventories	(2,395)	(300)	(1,311)
Accounts payable	6,966	(274)	1,831
Accrued liabilities	4,623	186	183
Accrued income taxes	(136)	(93)	(40)
Net cash provided by operating activities	36,074	25,255	27,753

Cash flows from investing activities:
Payments for property and equipment	(10,264)	(10,705)	(10,344)
Proceeds from the disposal of property and equipment	215	321	519
Proceeds from the disposal of certain operations	56	833	876
Payments for business acquisitions, net of cash acquired	(180)	(56)	(14,656)
Other investing activities	102	479	(431)
Net cash used in investing activities	(10,071)	(9,128)	(24,036)

Cash flows from financing activities:
Net change in short-term borrowings	(324)	(4,656)	(53)
Proceeds from issuance of long-term debt	—	5,492	15,872
Repayments of long-term debt	(5,382)	(1,907)	(3,784)
Dividends paid	(6,116)	(6,048)	(6,102)
Purchase of Company stock	(2,625)	(5,717)	(7,410)
Dividends paid to noncontrolling interest	(434)	(555)	(431)
Other financing activities	(1,236)	(908)	(629)
Net cash used in financing activities	(16,117)	(14,299)	(2,537)

Effect of exchange rates on cash, cash equivalents and restricted cash	235	(69)	(438)

Net increase in cash, cash equivalents and restricted cash	10,121	1,759	742
Cash and cash equivalents reclassified as assets held for sale	(1,848)	—	—
Cash, cash equivalents and restricted cash at beginning of year	9,515	7,756	7,014
Cash, cash equivalents and restricted cash at end of year	$17,788	$9,515	$7,756

Supplemental disclosure of cash flow information:
Income taxes paid	$5,271	$3,616	$3,982
Interest paid	2,216	2,464	2,348
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
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2021 ("fiscal 2021"), January 31, 2020 ("fiscal 2020") and January 31, 2019 ("fiscal 2019"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2021 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $4.1 billion and $1.7 billion as of January 31, 2021 and 2020, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $17.7 billion and $9.5 billion in cash and cash equivalents as of January 31, 2021 and January 31, 2020, approximately 40% and 80% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2021 and 2020, cash and cash equivalents of approximately $2.8 billion and $2.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.8 billion as of January 31, 2021, approximately $1.0 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of Flipkart Private Limited ("Flipkart") minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: customers, which also includes insurance companies resulting from pharmacy sales, banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. As of January 31, 2021 and January 31, 2020, receivables from transactions with customers, net were $2.7 billion and $2.9 billion, respectively.

Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for the Walmart U.S. segment's inventories. The inventory for the Walmart International segment is valued primarily by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. As of January 31, 2021 and January 31, 2020, the Company's inventories valued at LIFO approximated those inventories as if they were valued at FIFO.
Held for Sale
Components and businesses that meet accounting requirements to be classified as held for sale are presented as single asset and liability amounts in the Company's financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.  The Company reviews its businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.  As of January 31, 2021, $19.2 billion assets held for sale and $12.7 billion liabilities held for sale were classified in prepaid expenses and other and accrued liabilities in the Consolidated Balance Sheets, respectively, reflecting the Company's operations in the U.K. and Japan classified as held for sale. Refer to Note 12 for additional details. As of January 31, 2020, assets and liabilities held for sale were immaterial.
Property and Equipment
Property and equipment are initially recorded at cost. Gains or losses on disposition are recognized as earned or incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. The following table summarizes the Company's property and equipment balances, and includes the estimated useful lives that are generally used to depreciate the assets on a straight-line basis:

		As of January 31,
(Amounts in millions)	Estimated Useful Lives	2021	2020
Land	N/A	$19,308	$24,619
Buildings and improvements	3 - 40 years	97,582	105,674
Fixtures and equipment	1 - 30 years	56,639	58,607
Transportation equipment	3 - 15 years	2,301	2,377
Construction in progress	N/A	4,741	3,751
Property and equipment		180,571	195,028
Accumulated depreciation		(88,370)	(89,820)
Property and equipment, net		$92,201	$105,208
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and financing obligations, property under capital leases and intangible assets for fiscal 2021, 2020 and 2019 was $11.2 billion, $11.0 billion and $10.7 billion, respectively.
Leases
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
Goodwill is assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2021, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill is evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. After evaluation, management determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
The following table reflects goodwill activity, by reportable segment, for fiscal 2021 and 2020:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2019	$2,552	$28,316	$313	$31,181
Changes in currency translation and other	—	(149)	—	(149)
Acquisitions	41	—	—	41
Balances as of January 31, 2020	2,593	28,167	313	31,073
Changes in currency translation and other	—	10	—	10
Acquisitions	103	—	8	111
Amounts reclassified related to operations held for sale(1)	—	(2,211)	—	(2,211)
Balances as of January 31, 2021	$2,696	$25,966	$321	$28,983
(1) Represents goodwill associated with operations in the U.K. and Japan which are classified as held for sale as of January 31, 2021. Refer to Note 12.
Intangible assets are included in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2021 and 2020, the Company had $4.9 billion and $5.2 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. Refer to Note 12 for additional information related to acquired intangible assets for the Flipkart acquisition in fiscal 2019. There were no significant impairment charges related to intangible assets for fiscal 2021. During fiscal 2020, the Company incurred approximately $0.7 billion in impairment charges related to its intangible assets. Refer to Note 8 for additional information.
Fair Value Measurement
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
Additionally, the Company may provide routine indemnifications in connection with certain transactions, primarily divestitures, for which an indemnification liability equal to the estimated fair value of the obligation is recorded upon inception.  Where necessary, these obligations are recorded at their fair value within deferred income taxes and other in the Consolidated Balance Sheets.

Investments
Investments in equity securities with readily determinable fair values are recorded at fair value in other long-term assets in the Consolidated Balance Sheets with changes in fair value recognized in other gains and losses in the Consolidated Statements of Income. Refer to Note 8 for details. Equity investments without readily determinable fair values are carried at cost in other long-term assets in the Consolidated Balance Sheets, and adjusted for any observable price changes or impairments recorded in other gains and losses in the Consolidated Statements of Income.
Investments in debt securities classified as held-to-maturity are reported at amortized cost in other long-term assets in the Consolidated Balance Sheets with interest or dividend income recorded in interest income in the Consolidated Statements of Income.
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
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated only "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company’s collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received under these arrangements was not significant as of January 31, 2021 and 2020. The Company was not required to provide any cash collateral to counterparties as of January 31, 2021 and 2020.
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
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of these interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. These derivatives will mature on dates ranging from April 2023 to April 2024.
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

Net Investment Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with net investments of certain of its foreign operations. The Company records changes in fair value attributable to the hedged risk in accumulated other comprehensive loss. These derivatives, which relate to the Company's operations in the United Kingdom held for sale as of January 31, 2021, have maturity dates ranging from October 2023 to February 2030. The Company also designated certain foreign currency denominated long-term debt as a hedge of currency exposure associated with the net investment of the Company's operations in the United Kingdom and Japan, both of which were classified as held for sale as of January 31, 2021. The Company records foreign currency gain or loss associated with designated long-term debt in accumulated other comprehensive loss. As of January 31, 2021 and 2020, the Company had $3.3 billion and $3.9 billion, respectively, of outstanding long-term debt designated as net investment hedges.
These derivative and non-derivative gains or losses continue to defer in accumulated other comprehensive loss until the sale or substantial liquidation of these foreign operations. Refer to Note 12 for additional detail regarding the divestiture of the Company's operations in the United Kingdom and Japan.
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
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") contains a provision which subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low–taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.
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
Membership Fee Revenue
The Company recognizes membership fee revenue both in the U.S. and internationally over the term of the membership, which is typically 12 months. Membership fee revenue was $1.7 billion for fiscal 2021, $1.5 billion for fiscal 2020 and $1.4 billion for fiscal 2019, respectively. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets.

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
Advertising Costs
Advertising costs are expensed as incurred, consist primarily of print, television and digital advertisements and are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. In certain limited situations, reimbursements from suppliers that are for specific, incremental and identifiable advertising costs are recognized as a reduction of advertising costs in operating, selling, general and administrative expenses. Advertising costs were $3.2 billion, $3.7 billion and $3.5 billion for fiscal 2021, 2020 and 2019, respectively.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2021, 2020 and 2019.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2021	2020	2019
Numerator
Consolidated net income	$13,706	$15,201	$7,179
Consolidated net income attributable to noncontrolling interest	(196)	(320)	(509)
Consolidated net income attributable to Walmart	$13,510	$14,881	$6,670

Denominator
Weighted-average common shares outstanding, basic	2,831	2,850	2,929
Dilutive impact of stock options and other share-based awards	16	18	16
Weighted-average common shares outstanding, diluted	2,847	2,868	2,945

Net income per common share attributable to Walmart
Basic	$4.77	$5.22	$2.28
Diluted	4.75	5.19	2.26
Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 11.0 billion, of which 2.8 billion were issued and outstanding as of January 31, 2021 and 2020.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $1.2 billion, $0.9 billion and $0.8 billion for fiscal 2021, 2020 and 2019, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.3 billion, $0.2 billion and $0.2 billion for fiscal 2021, 2020 and 2019, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Restricted stock units	$742	$553	$456
Restricted stock and performance-based restricted stock units	277	270	293
Other	150	31	24
Share-based compensation expense	$1,169	$854	$773
The Walmart Inc. Stock Incentive Plan of 2015 (the "Plan"), as subsequently amended and restated, was established to grant stock options, restricted (non-vested) stock, performance share units and other equity compensation awards for which 260 million shares of Walmart common stock issued or to be issued under the Plan have been registered under the Securities Act of 1933. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2020, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. Prior to fiscal 2020, 50% of restricted stock units generally vested three years from the grant date and the remaining 50% were vested five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2021, 2020 and 2019 was 4.4%, 4.9% and 7.2%, respectively.

•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units vest based on the passage of time and achievement of performance criteria and may range from 0% to 150% of the original award amount. Vesting periods for these awards are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2021, 2020 and 2019 was 4.5%, 5.1% and 6.2%, respectively.
In addition to the Plan, Flipkart has certain share-based compensation plans for associates under which options to acquire Flipkart common shares may be issued. Share-based compensation expense associated with these plans is included in the Other line in the table above.
The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2021:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2020	23,261	$79.51	6,045	$93.04
Granted	7,472	114.51	2,867	120.47
Adjustment for performance achievement(1)	—	—	576	86.46
Vested/exercised	(7,798)	76.11	(3,075)	88.88
Forfeited	(3,035)	92.20	(1,000)	96.36
Outstanding as of January 31, 2021	19,900	$92.13	5,413	$108.72
(1)    Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2021	2020	2019
Fair value of restricted stock units vested	$597	$442	$386
Fair value of restricted stock and performance-based restricted stock units vested	275	365	183
Unrecognized compensation cost for restricted stock units	1,062	1,096	1,002
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	344	326	362
Weighted average remaining period to expense for restricted stock units (years)	1.1	1.3	1.6
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.4	1.4	1.1
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2021 were made under the $20.0 billion share repurchase program approved in October 2017, of which authorization for $3.0 billion of share repurchases remained as of January 31, 2021. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which, beginning February 22, 2021, replaced the previous share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2021, 2020 and 2019:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2021	2020	2019
Total number of shares repurchased	19.4	53.9	79.5
Average price paid per share	$135.20	$105.98	$93.18
Total cash paid for share repurchases	$2,625	$5,717	$7,410

Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2021, 2020, and 2019:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Unrealized Gain on Available-for-Sale Securities	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2018	$(12,136)	$1,030	$1,646	$122	$(843)	$(10,181)
Adoption of new accounting standards(1)	89	93	(1,646)	28	—	(1,436)
Other comprehensive income (loss) before reclassifications, net	(2,093)	272	—	(339)	93	(2,067)
Reclassifications to income, net(2)	2,055	—	—	49	38	2,142
Balances as of January 31, 2019	(12,085)	1,395	—	(140)	(712)	(11,542)
Other comprehensive income (loss) before reclassifications, net(3)	281	122	—	(399)	(1,283)	(1,279)
Reclassifications to income, net	(23)	—	—	—	39	16
Balances as of January 31, 2020	(11,827)	1,517	—	(539)	(1,956)	(12,805)
Other comprehensive income (loss) before reclassifications, net	214	(221)	—	186	(172)	7
Reclassifications to income, net(4)	841	—	—	49	142	1,032
Balances as of January 31, 2021	$(10,772)	$1,296	$—	$(304)	$(1,986)	$(11,766)
(1) Primarily relates to the adoption of ASU 2016-01 and ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(2) Includes a cumulative foreign currency translation loss of $2.0 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Brazil. Refer to Note 12.
(3) Primarily includes the remeasurement of Asda Group Limited's ("Asda") pension benefit obligation subsequent to the cash contribution made by Asda in fiscal 2020. Refer to Note 11.
(4) Includes a cumulative foreign currency translation loss of $0.8 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Argentina. Refer to Note 12.
Amounts reclassified from accumulated other comprehensive loss for derivatives are recorded in interest, net, in the Company's Consolidated Statements of Income, and the amounts for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Consolidated Statements of Income.
Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2021 and 2020:

	January 31,
(Amounts in millions)	2021	2020
Liabilities held for sale(1)	$12,734	$—
Accrued wages and benefits(2)	7,654	6,093
Self-insurance(3)	4,698	4,469
Accrued non-income taxes(4)	3,328	3,039
Deferred gift card revenue	2,310	1,990
Other(5)	7,242	6,705
Total accrued liabilities	$37,966	$22,296
(1)Liabilities held for sale relate to the Company's operations in Japan and the U.K. classified as held for sale as of January 31, 2021. See Note 12.
(2)Accrued wages and benefits include accrued wages, salaries, vacation, bonuses and other incentive plans.
(3)Self-insurance consists of insurance-related liabilities, such as workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits.
(4)Accrued non-income taxes include accrued payroll, property, value-added, sales and miscellaneous other taxes.
(5)Other accrued liabilities consist of various items such as interest, maintenance, utilities, legal contingencies, and advertising.

Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2021 and 2020 were $0.2 billion and $0.6 billion, respectively, with weighted-average interest rates of 1.9% and 5.0%, respectively. Short-term borrowings as of January 31, 2020 were primarily outside of the U.S.
The Company has various committed lines of credit in the U.S. to support its commercial paper program and are summarized in the following table:

	January 31, 2021			January 31, 2020
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)     In April 2020, the Company renewed and extended its existing 364-day revolving credit facility.
The committed lines of credit in the table above mature at various times between April 2021 and May 2024, carry interest rates generally ranging between LIBOR plus 10 basis points and LIBOR plus 75 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $1.8 billion as of January 31, 2021 and 2020, of which $1.8 billion and $1.6 billion was drawn as of January 31, 2021 and 2020, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2021 and 2020:

	January 31, 2021			January 31, 2020
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2022 - 2050	$35,216	3.9%	$39,752	3.8%
Variable	2022	750	0.5%	1,500	2.1%
Total U.S. dollar denominated		35,966		41,252
Fixed	2023 - 2030	3,034	3.3%	2,758	3.3%
Variable		—		—
Total Euro denominated		3,034		2,758
Fixed	2031 - 2039	3,682	5.4%	3,518	5.4%
Variable		—		—
Total Sterling denominated		3,682		3,518
Fixed	2023-2028	1,624	0.3%	1,652	0.4%
Variable		—		—
Total Yen denominated		1,624		1,652
Total unsecured debt		44,306		49,180
Total other(2)		3		(104)
Total debt		44,309		49,076
Less amounts due within one year		(3,115)		(5,362)
Long-term debt		$41,194		$43,714
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2022	$3,115
2023	3,014
2024	4,721
2025	4,360
2026	1,480
Thereafter	27,619
Total	$44,309

Debt Issuances
There were no long-term debt issuances in fiscal 2021. Information on long-term debt issued during fiscal 2020, for general corporate purposes, is as follows:

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
The fiscal 2020 issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase company stock.
Repayments
The following table provides details of debt repayments during fiscal 2021:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
June 23, 2020	$750	Floating	Floating	$750
June 23, 2020	$1,250	Fixed	2.850%	1,250
July 8, 2020	$840	Fixed	3.630%	840
July 28, 2020	¥10,000	Fixed	1.600%	95
October 25, 2020	$1,197	Fixed	3.250%	1,197
December 15, 2020	$1,250	Fixed	1.900%	1,250
Total repayment of matured debt				$5,382
The following table provides details of debt repayments during fiscal 2020:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
February 1, 2019	$364	Fixed	4.125%	$364
October 20, 2019	$300	Floating	Floating	300
October 20, 2019	$1,200	Fixed	1.750%	1,200
Various (1)	$43	Various	Various	43
Total repayment of matured debt				$1,907
(1) Includes repayments of smaller long-term debt as it matured in several non-U.S. operations.
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally.
The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Fiscal years ended January 31,
(Amounts in millions)	2021	2020
Operating lease cost(1)	$2,626	$2,670
Finance lease cost:
Amortization of right-of-use assets	583	480
Interest on lease obligations	298	306
Variable lease cost	777	691
(1) Rentals (including amounts applicable to taxes, insurance, maintenance, other operating expenses and contingent rentals) under operating leases and other short-term rental arrangements were $3.0 billion in fiscal 2019.

Other lease information is as follows:

	Fiscal years ended January 31,
(Dollar amounts in millions)	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,629	$2,614
Operating cash flows from finance leases	286	278
Financing cash flows from finance leases	546	485
Assets obtained in exchange for operating lease obligations	2,131	2,151
Assets obtained in exchange for finance lease obligations	1,547	1,081

	As of January 31,
	2021	2020
Weighted-average remaining lease term - operating leases(1)	12.5 years	15.6 years
Weighted-average remaining lease term - finance leases(1)	13.7 years	14.4 years
Weighted-average discount rate - operating leases(1)	6.1%	5.4%
Weighted-average discount rate - finance leases(1)	6.8%	8.6%
(1) For fiscal 2021, weighted average remaining lease term and discount rate amounts exclude operations classified as held for sale.
The aggregate annual lease obligations at January 31, 2021, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2022	$2,189	$717
2023	2,017	613
2024	1,861	551
2025	1,697	496
2026	1,527	449
Thereafter	11,658	4,746
Total undiscounted lease obligations	20,949	7,572
Less imputed interest	(6,574)	(3,234)
Net lease obligations	$14,375	$4,338
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
The Company measures the fair value of equity investments on a recurring basis in the accompanying Consolidated Balance Sheets. The fair value of the Company's equity investments with readily determinable fair values are as follows:

(Amounts in millions)	Fair Value as of January 31, 2021	Fair Value as of January 31, 2020
Equity investments measured using Level 1 inputs	$6,517	$2,715
Equity investments measured using Level 2 inputs	7,905	2,723
Total	$14,422	$5,438

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2021 and January 31, 2020, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2021			January 31, 2020
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$3,250	$166	(1)	$4,000	$97	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	1,250	311	(1)	3,750	455	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,073	(394)	(3)	4,067	(696)	(2)
Total	$9,573	$83		$11,817	$(144)
(1)Classified in other long-term assets within the Company's Consolidated Balance Sheets.
(2)Classified in deferred income taxes and other within the Company's Consolidated Balance Sheets.
(3)Approximately $456 million of cash flow hedges were classified in deferred income taxes and other and $62 million of cash flow were classified in other long-term assets in the Company's Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
As further discussed in Note 12, the Company's operations in Argentina, Japan and the U.K. met the held for sale criteria in fiscal 2021. As a result, the individual disposal groups were measured at fair value, less costs to sell, which is considered a Level 3 fair value measurement based on each transaction’s expected consideration. The carrying value of the Argentina, Japan and U.K. disposal groups exceeded their fair value, less costs to sell, and as a result, the Company recognized non-recurring impairment charges. The aggregate pre-tax loss of $8.3 billion associated with the divestiture of these operations in the Walmart International segment was recorded in other gains and losses in the Consolidated Statements of Income for the year ended January 31, 2021 and included these impairment charges as well as a $2.3 billion charge related to the Asda pension plan. These impairment charges include the anticipated release of non-cash cumulative foreign currency translation losses associated with the disposal groups. Other impairment charges for assets measured at fair value on a nonrecurring basis during fiscal 2021 were immaterial.
For the fiscal year ended January 31, 2020, the Company recorded impairment charges related to assets measured at fair value on a non-recurring basis primarily related to the following:
•in the Walmart U.S. segment, $0.5 billion in impairment charges for impaired assets consisting primarily of trade names and acquired developed software due to strategic decisions that resulted in the write-down of certain eCommerce assets; and
•in the Walmart International segment, $0.4 billion in impairment charges consisting primarily of the write-off of the carrying value of one of Flipkart's two fashion trade names, Jabong.com, as a result of a strategic decision to focus on the Myntra.com fashion platform.
These impairment charges were classified in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Other impairment charges for assets measured at fair value on a nonrecurring basis during fiscal 2020 were immaterial.
For the fiscal year ended January 31, 2019, the Company sold the majority stake in Walmart Brazil during fiscal 2019 as discussed in Note 12. The assets of the disposal group totaled $3.3 billion and were comprised of $1.0 billion in current assets, $1.6 billion in property and equipment and property under capital lease and financing obligations, net, and $0.7 billion of other long-term assets. When measured as held for sale, these assets were fully impaired as the carrying value of the disposal group exceeded the fair value, less costs to sell and contributed to a pre-tax net loss of $4.8 billion in the Walmart International segment, which was recorded in other gains and losses in the Company's Consolidated Statement of Income. Other impairment charges to assets measured at fair value on a nonrecurring basis during fiscal 2019 were immaterial.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2021 and 2020, are as follows:

	January 31, 2021		January 31, 2020
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$44,309	$54,240	$49,076	$57,769
Note 9. Taxes
The components of income (loss) before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
U.S.	$20,003	$17,098	$15,875
Non-U.S.	561	3,018	(4,415)
Total income before income taxes	$20,564	$20,116	$11,460
A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Current:
U.S. federal	$2,991	$2,794	$2,763
U.S. state and local	742	587	493
International	1,127	1,205	1,495
Total current tax provision	4,860	4,586	4,751
Deferred:
U.S. federal	2,316	663	(361)
U.S. state and local	23	35	(16)
International	(341)	(369)	(93)
Total deferred tax expense (benefit)	1,998	329	(470)
Total provision for income taxes	$6,858	$4,915	$4,281
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

Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	2.9%	2.2%	3.0%
Impact of the Tax Act:
One-time transition tax	—%	—%	3.6%
Deferred tax effects	—%	—%	(0.7)%
Income taxed outside the U.S.	(0.1)%	(1.0)%	(3.4)%
Disposal and wind-down of certain business operations	7.1%	—%	6.7%
Valuation allowance	2.3%	2.3%	6.3%
Net impact of repatriated international earnings	(0.4)%	0.4%	0.8%
Federal tax credits	(0.9)%	(0.8)%	(1.3)%
Enacted change in tax laws	—%	(1.9)%	—%
Change in reserve for tax contingencies	0.8%	2.5%	0.6%
Other, net	0.6%	(0.3)%	0.8%
Effective income tax rate	33.3%	24.4%	37.4%
The following sections regarding deferred taxes, unremitted earnings, net operating losses, tax credit carryforwards, valuation allowances and uncertain tax positions exclude amounts related to operations classified as held for sale as of January 31, 2021.
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2021	2020
Deferred tax assets:
Loss and tax credit carryforwards	$9,179	$9,056
Accrued liabilities	2,582	2,483
Share-based compensation	224	250
Lease obligations	4,450	4,098
Other	589	887
Total deferred tax assets	17,024	16,774
Valuation allowances	(8,782)	(8,588)
Deferred tax assets, net of valuation allowances	8,242	8,186
Deferred tax liabilities:
Property and equipment	4,802	4,364
Acquired intangibles	1,071	1,153
Inventory	1,235	1,414
Lease right of use assets	4,390	3,998
Mark-to-market investments	2,678	723
Other	675	824
Total deferred tax liabilities	14,851	12,476
Net deferred tax liabilities	$6,609	$4,290
The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2021	2020
Balance Sheet classification
Assets:
Other long-term assets	$1,836	$1,914

Liabilities:
Deferred income taxes and other	8,445	6,204

Net deferred tax liabilities	$6,609	$4,290

Unremitted Earnings
Prior to the Tax Act, the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes.  As of January 31, 2021, the Company has not recorded approximately $2 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2021, the Company's net operating loss and capital loss carryforwards totaled approximately $38.4 billion. Of these carryforwards, approximately $26.4 billion will expire, if not utilized, in various years through 2041. The remaining carryforwards have no expiration.
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
The Company had valuation allowances of $8.8 billion and $8.6 billion as of January 31, 2021 and 2020, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards. Activity in the valuation allowance during fiscal 2021 related to valuation allowance builds in multiple markets, as well as releases due to the expiration of underlying deferred tax assets.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2021 and 2020, the amount of gross unrecognized tax benefits related to continuing operations was $3.1 billion and $1.8 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.7 billion and $1.6 billion as of January 31, 2021 and 2020, respectively.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Gross unrecognized tax benefits, beginning of year	$1,817	$1,305	$1,010
Increases related to prior year tax positions	92	516	620
Decreases related to prior year tax positions	(264)	(15)	(107)
Increases related to current year tax positions	1,582	66	203
Settlements during the period	(64)	(29)	(390)
Lapse in statutes of limitations	(28)	(26)	(31)
Gross unrecognized tax benefits, end of year	$3,135	$1,817	$1,305
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2021, 2020 and 2019. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company is focused on resolving tax audits as expeditiously as possible. As a result of these efforts, unrecognized tax benefits could potentially be reduced beyond the provided range during the next twelve months. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2014, and 2018 through 2021. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2021, and for U.S. state and local income taxes generally for the fiscal years ended 2013 through 2021. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2012.

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
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations or cash flows.
Asda Equal Value Claims
Asda, a wholly-owned subsidiary of the Company which was sold in February 2021, is a defendant in over 40,000 "equal value" claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester (the "Employment Tribunal") in the United Kingdom ("U.K.") on behalf of current and former Asda store employees, and further claims may be asserted in the future. The claimants allege that the work performed by employees in Asda's retail stores is of equal value in terms of, among other things, the demands of their jobs compared to that of employees working in Asda's warehouse and distribution facilities, and that the difference in pay between these job positions disparately impacts women because more women work in retail stores while more men work in warehouses and distribution facilities, and that the pay difference is not objectively justified. The claimants are requesting differential back pay based on higher wage rates in the warehouse and distribution facilities and higher wage rates on a prospective basis.
In October 2016, following a preliminary hearing, the Employment Tribunal ruled that claimants could compare their positions in Asda's retail stores with those of employees in Asda's warehouse and distribution facilities. Asda appealed the ruling and is awaiting a decision from the Supreme Court of the U.K. Notwithstanding the appeal, claimants are now proceeding in the next phase of their claims. That phase will determine whether the work performed by the claimants is of equal value to the work performed by employees in Asda's warehouse and distribution facilities.
The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcomes of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected. The Company believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. Following the sale of Asda described in Note 12, the Company will continue to conduct the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to these claims up to a contractually determined amount.
Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement.  The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the “DOJ”) and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the “CSA”). The Company’s action was dismissed and the Company is appealing the decision. On December 22, 2020, the DOJ filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company’s disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. A derivative action was also filed by one of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company’s distribution and dispensing of opioids.
The Company cannot reasonably estimate any loss or range of loss that may arise from the various Opioids Litigation and intends to vigorously defend these litigation matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Note 11. Retirement-Related Benefits
The Company offers a 401(k) plan for associates in the U.S. under which eligible associates can begin contributing to the plan immediately upon hire. The Company also offers a 401(k) type plan for associates in Puerto Rico under which associates can begin to contribute generally after one year of employment. Under these plans, after one year of employment, the Company matches 100% of participant contributions up to 6% of annual eligible earnings. The matching contributions immediately vest at 100% for each associate. Participants can contribute up to 50% of their pre-tax earnings, but not more than the statutory limits.
Associates in international countries who are not U.S. citizens are covered by various defined contribution post-employment benefit arrangements. These plans are administered based upon the legislative and tax requirements in the countries in which they are established.
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2021, 2020 and 2019:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Defined contribution plans:
U.S.	$1,290	$1,184	$1,165
International	200	177	126
Total contribution expense for defined contribution plans	$1,490	$1,361	$1,291
Additionally, the Company's subsidiary in the United Kingdom has a sponsored defined benefit pension plan. In October 2019, Asda, Walmart and the Trustee of the Asda Group Pension Scheme (the "Plan") entered into an agreement pursuant to which Asda made a cash contribution of $1.0 billion to the Plan (the "Asda Pension Contribution") which enabled the Plan to purchase a bulk annuity insurance contract for the benefit of Plan participants. The agreement between Asda, Walmart and the Trustee of the Plan contemplates that subsequent to the purchase of the bulk annuity insurance contract by the Plan, each of the Plan participants will be issued an individual annuity contract. The issuer of the individual annuity insurance contracts will be solely responsible for paying each participant’s benefits in full and will release the Plan and Asda from any future obligations. In connection with the sale of Asda, all accumulated pension components of $2.3 billion were included in the disposal group and the estimated pre-tax loss recognized during the fourth quarter of fiscal 2021 as discussed in Note 8 and Note 12.

Note 12. Disposals, Acquisitions and Related Items
The following disposals and acquisitions impact the Company's Walmart International segment.
Walmart Argentina
In November 2020, the Company completed the sale of Walmart Argentina. As a result, the Company recorded a pre-tax loss of $1.0 billion in the third quarter of fiscal 2021 in other gains and losses in its Consolidated Statement of Income primarily due to the impact of cumulative translation losses on the carrying value of the disposal group.
Asda
In October 2020, the Company agreed to sell Asda, the Company’s retail operations in the U.K., for net consideration of $9.4 billion, which was classified as held for sale in the Consolidated Balance Sheet as of January 31, 2021.  Under the terms of the agreement, the Company agreed to indemnify the buyer for certain legal and tax matters and will retain an investment in Asda that will be accounted for as a debt security. As a result, the Company recognized an estimated pre-tax loss of $5.5 billion in other gains and losses in its Consolidated Statement of Income in the fourth quarter of fiscal 2021. In calculating the loss, the fair value of the disposal group was reduced by approximately $0.8 billion related to the estimated fair value of certain indemnities and other transaction related costs. The Company completed the sale in February 2021, and will deconsolidate the financial statements of Asda in the first quarter of fiscal 2022 and begin recognizing immaterial interest income related to its debt security.
In October 2019, Asda, Walmart, and the Trustee of the Plan entered into an agreement which provides for the issuance of individual annuity contracts to each Plan participant and will release the Plan and Asda from any future obligations. Upon classifying the Asda disposal group as held for sale, $2.3 billion of accumulated pension components associated with the expected derecognition of the Asda pension plan were included as part of the loss mentioned above, which will be reclassified from accumulated other comprehensive loss upon completion of the sale in February 2021.
Seiyu
In November 2020, the Company agreed to sell Seiyu, the Company's retail operations in Japan, for net consideration of $1.2 billion, which was classified as held for sale in the Consolidated Balance Sheet as of January 31, 2021. As a result, the Company recognized an estimated pre-tax loss of $1.9 billion in other gains and losses in its Consolidated Statement of Income in the fourth quarter of fiscal 2021. The sale was completed in March 2021 and the Company will deconsolidate the financial statements of Seiyu in the first quarter of fiscal 2022 and account for its retained 15 percent ownership interest as an equity investment.
Assets and liabilities held for sale associated with the Asda and Seiyu disposal groups as of January 31, 2021 were as follows:

January 31,
(Amounts in millions)	2021
Cash and cash equivalents	$1,848
Other current assets(1)	2,545
Property and equipment, net	13,193
Operating lease right-of-use assets	4,360
Finance lease right-of-use assets, net	1,395
Goodwill	2,211
Other long-term assets	1,063
Valuation allowance against assets held for sale(2)	(7,420)
Total assets held for sale	$19,195

Current liabilities(3)	6,535
Operating lease obligations, including amounts due within one year	4,245
Finance lease obligations, including amounts due within one year	1,495
Deferred income taxes and other	459
Total liabilities held for sale	$12,734
(1)Includes inventories, receivables, net and prepaid expenses and other.
(2)Includes the $2.3 billion loss associated with the derecognition of the Asda pension plan and $1.3 billion cumulative foreign currency and related net investment hedge and other impacts included within the disposal groups, which will be reclassified from accumulated other comprehensive loss upon closure of each transaction.
(3)Includes accounts payable and accrued liabilities.

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
Flipkart
In August 2018, the Company acquired 81 percent of the outstanding shares, or 77 percent of the diluted shares, of Flipkart, an eCommerce marketplace in India, for cash consideration of approximately $16 billion. The acquisition increases the Company's investment in India, a large, growing economy. In the second quarter of fiscal 2020, the Company finalized the valuation of assets acquired and liabilities assumed for the Flipkart acquisition as follows:
•Assets of $24.1 billion, which comprise primarily of $2.2 billion in cash and cash equivalents, $2.8 billion in other current assets, $5.0 billion in intangible assets and $13.5 billion in goodwill. Of the intangible assets, $4.7 billion represents the fair value of trade names, each with an indefinite life, which were estimated using the income approach based on Level 3 unobservable inputs. The remaining $0.3 billion of intangible assets primarily relate to acquired technology with a life of 3 years. The goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale primarily related to procurement and logistics and is not expected to be deductible for tax purposes;
•Liabilities of $3.7 billion, which comprise primarily of $1.8 billion of current liabilities and $1.7 billion of deferred income taxes; and
•Noncontrolling interest of $4.3 billion, for which the fair value was estimated using the income approach based on Level 3 unobservable inputs.
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
Note 13. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale and other units, as well as eCommerce websites, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company also engaged in operations in Japan and the United Kingdom, both of which were classified as held for sale as of January 31, 2021, and subsequently sold in February 2021 and March 2021, respectively. The Company also operated in Argentina prior to the sale of Walmart Argentina in November 2020 and in Brazil prior to sale of the majority stake of Walmart Brazil in fiscal 2019. Refer to Note 12 for discussion of recent divestitures. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impracticable to segregate and identify revenues for each of these individual products and services.
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., as well as eCommerce and omni-channel initiatives. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as eCommerce and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. Beginning with the first quarter in fiscal 2021, the Company revised its definition of eCommerce net sales to include certain pharmacy transactions, and accordingly, revised prior period amounts to maintain comparability. Information for the Company's segments, as well as for Corporate and support, including the reconciliation to income before income taxes, is provided in the following table:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2021
Net sales	$369,963	$121,360	$63,910	$—	$555,233
Operating income (loss)	19,116	3,660	1,906	(2,134)	22,548
Interest, net					(2,194)
Other gains and (losses)					210
Income before income taxes					$20,564
Total assets	$113,490	$109,445	$13,415	$16,146	$252,496
Depreciation and amortization	6,561	2,633	599	1,359	11,152
Capital expenditures	6,131	2,436	488	1,209	10,264

Fiscal Year Ended January 31, 2020
Net sales	$341,004	$120,130	$58,792	$—	$519,926
Operating income (loss)	17,380	3,370	1,642	(1,824)	20,568
Interest, net					(2,410)
Other gains and (losses)					1,958
Income before income taxes					$20,116
Total assets	$110,353	$105,811	$13,494	$6,837	$236,495
Depreciation and amortization	6,408	2,682	605	1,292	10,987
Capital expenditures	6,315	2,801	525	1,064	10,705

Fiscal Year Ended January 31, 2019
Net sales	$331,666	$120,824	$57,839	$—	$510,329
Operating income (loss)	17,386	4,883	1,520	(1,832)	21,957
Interest, net					(2,129)
Loss on extinguishment of debt					(8,368)
Income before income taxes					$11,460
Total assets	$105,114	$97,066	$12,893	$4,222	$219,295
Depreciation and amortization	6,201	2,590	639	1,248	10,678
Capital expenditures	6,034	2,661	450	1,199	10,344
Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of property and equipment, net and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2021, 2020 and 2019, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2021	2020	2019
Revenues
U.S. operations	$436,649	$402,532	$392,265
Non-U.S. operations	122,502	121,432	122,140
Total revenues	$559,151	$523,964	$514,405

Long-lived assets
U.S. operations	$87,068	$86,944	$81,144
Non-U.S. operations	22,780	40,105	30,251
Total long-lived assets	$109,848	$127,049	$111,395
No individual country outside of the U.S. had total revenues or long-lived assets that were material to the consolidated totals. Long-lived assets related to operations classified as held for sale are excluded from the table above. Additionally, the Company did not generate material revenues from any single customer.

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales, where a customer initiates an order digitally and the order is fulfilled through a store or club.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2021	2020
Grocery	$208,413	$192,428
General merchandise	119,406	108,687
Health and wellness	38,522	36,558
Other categories	3,622	3,331
Total	$369,963	$341,004
Of Walmart U.S.'s total net sales, approximately $43.0 billion and $24.1 billion related to eCommerce for fiscal 2021 and fiscal 2020, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2021	2020
Mexico and Central America	$32,642	$33,350
United Kingdom	29,234	29,243
Canada	19,991	18,420
China	11,430	10,671
Other	28,063	28,446
Total	$121,360	$120,130
Of Walmart International's total net sales, approximately $16.6 billion and $11.8 billion related to eCommerce for fiscal 2021 and fiscal 2020, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam’s Club net sales by merchandise category	2021	2020
Grocery and consumables	$42,148	$35,043
Fuel, tobacco and other categories	7,838	10,571
Home and apparel	7,092	6,744
Health and wellness	3,792	3,372
Technology, office and entertainment	3,040	3,062
Total	$63,910	$58,792
Of Sam's Club's total net sales, approximately $5.3 billion and $3.8 billion related to eCommerce for fiscal 2021 and fiscal 2020, respectively.
Note 14. Subsequent Event
Dividends Declared
The Board of Directors approved, effective February 18, 2021, the fiscal 2022 annual dividend of $2.20 per share, an increase over the fiscal 2021 dividend of $2.16 per share. For fiscal 2022, the annual dividend will be paid in four quarterly installments of $0.55 per share, according to the following record and payable dates:

Record Date	Payable Date
March 19, 2021	April 5, 2021
May 7, 2021	June 1, 2021
August 13, 2021	September 7, 2021
December 10, 2021	January 3, 2022

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2021. The Company's internal control over financial reporting as of January 31, 2021, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please see the information concerning our executive officers contained in "Item 1. Business" herein under the caption "Information About Our Executive Officers," which is included in accordance with the Instruction to Item 401 of the SEC's Regulation S-K.
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2020 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts and our Reporting Protocols for Senior Financial Officers and our Code of Conduct applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this Item 10 is incorporated herein by reference to the information under the captions "Corporate Governance" and "Proposal No. 3: Ratification of Independent Accountants" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Reporting Protocols for Senior Financial Officers and our Code of Conduct and the posting of amendments to and any waivers of the Reporting Protocols for Senior Financial Officers and our Code of Conduct on our website.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report are as follows:

1.	Financial Statements: See the Financial Statements in "Item 8. Financial Statements and Supplementary Data."

2
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

4.8	Description of Registrant's Securities is incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 20, 2020

10.1
Walmart Inc. Officer Deferred Compensation Plan, as amended effective February 1, 2019 is incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2019, filed on March 30, 2019 (C)

10.2
Walmart Inc. Management Incentive Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.3
Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.4
Walmart Inc. Stock Incentive Plan of 2015, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.5
Walmart Inc. Supplemental Executive Retirement Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.6
Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.7
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011 (C)

10.7(a)
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 is incorporated herein by reference to Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 20, 2020 (C)

10.8
Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Award, Notification of Award and Terms and Conditions of Award is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 20, 2020 (C)

10.9
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions (January 2020 annual award - all executive officers) is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 20, 2020 (C)

10.10
Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Marc Lore on September 19, 2016, is incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2016, filed on December 1, 2016 (C)

10.11
Deferred Contingent Merger Consideration Agreement dated August 7, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(v) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.12
Amendment to Deferred Contingent Merger Consideration Agreement dated September 12, 2016, between the Company and Marc Lore is incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.13
Non-Competition, Non-Solicitation and No-Hire Agreement between the Company and Marc Lore dated September 19, 2016 is incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2017 filed on March 30, 2017 (C)

10.14
Form of Walmart Inc. Restricted Stock Award Notification of Award and Terms and Conditions of Award (Suresh Kumar) dated July 9, 2019 is incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.15
Form of Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Suresh Kumar on July 9, 2019 is incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.16
Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 20, 2020 (C)

10.17	Separation Agreement between the Company and Gregory S. Foran dated December 3, 2019 is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 20, 2020 (C)

10.18*	Separation Agreement between the Company and Marc Lore dated January 26, 2021 (C)

10.19
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

10.20
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

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
(1)	Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

(c)    Financial Statement Schedules: None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walmart Inc.

Date: March 19, 2021	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 19, 2021	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 19, 2021	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 19, 2021	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 19, 2021	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2021

Date: March 19, 2021	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 19, 2021	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 19, 2021	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 19, 2021	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 19, 2021	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 19, 2021	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 19, 2021	By	/s/ Steven S Reinemund
Steven S. Reinemund
Director

Date:	By
Randall L. Stephenson
Director

Date: March 19, 2021	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 19, 2021	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2021