Form 10-Q
period 2021-04-30
Walmart Inc.
filed 2021-06-04
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,802,145,927 shares of common stock outstanding as of June 2, 2021.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2021	2020
Revenues:
Net sales	$137,159	$133,672
Membership and other income	1,151	950
Total revenues	138,310	134,622
Costs and expenses:
Cost of sales	103,272	102,026
Operating, selling, general and administrative expenses	28,129	27,372
Operating income	6,909	5,224
Interest:
Debt	481	510
Finance lease	85	82
Interest income	(30)	(43)
Interest, net	536	549
Other (gains) and losses	2,529	(721)
Income before income taxes	3,844	5,396
Provision for income taxes	1,033	1,322
Consolidated net income	2,811	4,074
Consolidated net income attributable to noncontrolling interest	(81)	(84)
Consolidated net income attributable to Walmart	$2,730	$3,990

Net income per common share:
Basic net income per common share attributable to Walmart	$0.97	$1.41
Diluted net income per common share attributable to Walmart	0.97	1.40

Weighted-average common shares outstanding:
Basic	2,815	2,831
Diluted	2,829	2,849

Dividends declared per common share	$2.20	$2.16
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Consolidated net income	$2,811	$4,074
Consolidated net income attributable to noncontrolling interest	(81)	(84)
Consolidated net income attributable to Walmart	2,730	3,990

Other comprehensive income (loss), net of income taxes
Currency translation and other	2,959	(3,968)
Net investment hedges	(1,202)	157
Cash flow hedges	20	(279)
Minimum pension liability	1,969	15
Other comprehensive income (loss), net of income taxes	3,746	(4,075)
Other comprehensive loss attributable to noncontrolling interest	74	712
Other comprehensive income (loss) attributable to Walmart	3,820	(3,363)

Comprehensive income (loss), net of income taxes	6,557	(1)
Comprehensive (income) loss attributable to noncontrolling interest	(7)	628
Comprehensive income attributable to Walmart	$6,550	$627
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,846	$17,741	$14,930
Receivables, net	5,797	6,516	5,029
Inventories	46,383	44,949	41,217
Prepaid expenses and other	1,565	20,861	2,152
Total current assets	76,591	90,067	63,328

Property and equipment, net	90,996	92,201	101,872
Operating lease right-of-use assets	13,650	13,642	16,895
Finance lease right-of-use assets, net	3,979	4,005	4,611
Goodwill	28,872	28,983	29,416
Other long-term assets	22,493	23,598	16,770
Total assets	$236,581	$252,496	$232,892

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$362	$224	$4,048
Accounts payable	48,151	49,141	44,096
Dividends payable	4,651	—	4,588
Accrued liabilities	21,371	37,966	20,377
Accrued income taxes	851	242	1,303
Long-term debt due within one year	3,500	3,115	5,983
Operating lease obligations due within one year	1,448	1,466	1,729
Finance lease obligations due within one year	507	491	523
Total current liabilities	80,841	92,645	82,647

Long-term debt	40,273	41,194	43,006
Long-term operating lease obligations	12,930	12,909	15,669
Long-term finance lease obligations	3,802	3,847	4,474
Deferred income taxes and other	14,143	14,370	12,986

Commitments and contingencies

Equity:
Common stock	280	282	284
Capital in excess of par value	3,424	3,646	2,983
Retained earnings	82,577	88,763	81,141
Accumulated other comprehensive loss	(7,946)	(11,766)	(16,168)
Total Walmart shareholders' equity	78,335	80,925	68,240
Noncontrolling interest	6,257	6,606	5,870
Total equity	84,592	87,531	74,110
Total liabilities and equity	$236,581	$252,496	$232,892
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Other	5	—	(110)	2	—	(108)	52	(56)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Other	6	1	(238)	(9)	—	(246)	(26)	(272)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Cash flows from operating activities:
Consolidated net income	$2,811	$4,074
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,661	2,791
Net unrealized and realized (gains) and losses	2,077	(783)
Losses on disposal of business operations	433	—
Deferred income taxes	(155)	84
Other operating activities	270	(51)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	828	924
Inventories	(1,487)	2,221
Accounts payable	(1,004)	(1,183)
Accrued liabilities	(4,004)	(2,109)
Accrued income taxes	428	1,049
Net cash provided by operating activities	2,858	7,017

Cash flows from investing activities:
Payments for property and equipment	(2,214)	(1,752)
Proceeds from the disposal of property and equipment	72	60
Proceeds from disposal of certain operations, net of divested cash	7,935	—
Payments for business acquisitions, net of cash acquired	—	(10)
Other investing activities	57	6
Net cash provided by (used in) investing activities	5,850	(1,696)

Cash flows from financing activities:
Net change in short-term borrowings	138	3,542
Repayments of long-term debt	(510)	—
Dividends paid	(1,549)	(1,529)
Purchase of Company stock	(2,809)	(723)
Other financing activities	(669)	(725)
Net cash (used in) provided by financing activities	(5,399)	565

Effect of exchange rates on cash, cash equivalents and restricted cash	(51)	(415)

Net increase in cash, cash equivalents and restricted cash	3,258	5,471
Change in cash and cash equivalents classified as held for sale	1,848	—
Cash, cash equivalents and restricted cash at beginning of year	17,788	9,514
Cash, cash equivalents and restricted cash at end of period	$22,894	$14,985
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 ("fiscal 2021"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of April related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume and operating income have occurred in the fiscal quarter ending January 31.
Use of Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with GAAP. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management's estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.
Investments
Investments in equity and debt securities are recorded in other long-term assets in the Condensed Consolidated Balance Sheets. Changes in fair value of equity securities measured on a recurring basis are recognized in other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 5 for details. Equity investments without readily determinable fair values are carried at cost and are adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income. Investments in debt securities classified as trading are reported at fair value with interest income recorded in interest income in the Condensed Consolidated Statements of Income. As of April 30, 2021, the Company had $1.0 billion in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of April 30, 2021 and January 31, 2021, the Company had $1.3 billion and $0.6 billion, respectively, of certain legal and tax indemnification liabilities recorded within deferred income taxes and other in the Condensed Consolidated Balance Sheets. The maximum amount of potential future payments under these indemnities was $4.2 billion, based on exchange rates as of April 30, 2021.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2021 and 2020.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2021	2020
Numerator
Consolidated net income	$2,811	$4,074
Consolidated net income attributable to noncontrolling interest	(81)	(84)
Consolidated net income attributable to Walmart	$2,730	$3,990

Denominator
Weighted-average common shares outstanding, basic	2,815	2,831
Dilutive impact of share-based awards	14	18
Weighted-average common shares outstanding, diluted	2,829	2,849

Net income per common share attributable to Walmart
Basic	$0.97	$1.41
Diluted	0.97	1.40
Note 3. Accumulated Other Comprehensive Loss
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability, as well as the cumulative translation and any related net investment hedge impacts resulting from a disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income. The following table provides the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2021:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
(1) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.

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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2021 and January 31, 2021, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Repayments of long-term debt	(510)	—	(510)
Reclassifications of long-term debt	894	(894)	—
Other	1	(27)	(26)
Balances as of April 30, 2021	$3,500	$40,273	$43,773
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
As described in Note 1, the Company measures the fair value of certain equity investments on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of the Company's equity investments measured on a recurring basis is as follows:

(Amounts in millions)	Fair Value as of April 30, 2021	Fair Value as of January 31, 2021
Equity investments measured using Level 1 inputs	$6,050	$6,517
Equity investments measured using Level 2 inputs	6,217	7,905
Total	$12,267	$14,422
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2021 and January 31, 2021, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2021			January 31, 2021
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$3,250	$140	(1)	$3,250	$166	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	—	—		1,250	311	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	8,324	(405)	(2)	5,073	(394)	(2)
Total	$11,574	$(265)		$9,573	$83
(1)Classified in other long-term assets within the Company's Condensed Consolidated Balance Sheets.
(2)Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

As of January 31, 2021, the Company's operations in the U.K. ("Asda") and operations in Japan ("Seiyu") met the held for sale criteria, and as a result the Company recorded non-recurring impairment charges in the fourth quarter of fiscal 2021 as the carrying value of the disposal groups exceeded their fair value, less costs to sell. Upon completing the sales of Asda in February 2021 and Seiyu in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion during the three months ended April 30, 2021 within other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 6. The Company did not have other material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2021.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2021 and January 31, 2021, are as follows:

	April 30, 2021		January 31, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$43,773	$51,822	$44,309	$54,240
Note 6. Divestitures
During fiscal 2022, the Company completed the following transactions related to the Company's Walmart International segment. After closing these transactions, total assets of the Walmart International segment were $86.4 billion as of April 30, 2021, as compared to $109.4 billion as of January 31, 2021.
Asda
In February 2021, the Company completed the divestiture of Asda, the Company's retail operations in the U.K., for net consideration of $9.6 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Condensed Consolidated Statement of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Asda and recognized its retained investment in Asda as a debt security within other long-term assets and also recognized certain legal and tax indemnity liabilities within deferred income taxes and other on the Condensed Consolidated Balance Sheet.
Seiyu
In March 2021, the Company completed the divestiture of Seiyu, the Company's retail operations in Japan, for net consideration of $1.2 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Condensed Consolidated Statement of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Seiyu and recognized its retained 15 percent ownership interest in Seiyu as an equity investment within other long-term assets on the Condensed Consolidated Balance Sheet.
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

Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the “DOJ”) and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the “CSA”). The Company’s action was dismissed and the Company is appealing the decision. On December 22, 2020, the DOJ filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021.
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company’s disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company’s distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures.
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
Other Matters
Asda Equal Value Claims
Prior to the divestiture of Asda, the Company, through its Asda subsidiary, was a defendant in certain equal value claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester in the United Kingdom on behalf of current and former Asda store employees (the "Asda Equal Value Claims"), and further claims may be asserted in the future. Subsequent to the divestiture of Asda in February 2021, the Company will continue to conduct the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcomes of these matters.
Note 8. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail, wholesale, eCommerce websites and other units located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.

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
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income and other measures, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net sales:
Walmart U.S.	$93,167	$88,743
Walmart International	27,300	29,766
Sam's Club	16,692	15,163
Net sales	$137,159	$133,672
Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Operating income (loss):
Walmart U.S.	$5,455	$4,302
Walmart International	1,194	806
Sam's Club	575	494
Corporate and support	(315)	(378)
Operating income	6,909	5,224
Interest, net	536	549
Other (gains) and losses	2,529	(721)
Income before income taxes	$3,844	$5,396
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

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2021	2020
Grocery	$51,391	$52,921
General merchandise	30,607	25,466
Health and wellness	9,970	9,600
Other categories	1,199	756
Total	$93,167	$88,743
Of Walmart U.S.'s total net sales, approximately $11.3 billion and $8.3 billion related to eCommerce for the three months ended April 30, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2021	2020
Mexico and Central America	$8,330	$8,496
United Kingdom	3,811	7,132
Canada	4,848	4,286
China	3,773	3,368
Other	6,538	6,484
Total	$27,300	$29,766
Of Walmart International's total net sales, approximately $4.3 billion and $2.9 billion related to eCommerce for the three months ended April 30, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam’s Club net sales by merchandise category	2021	2020
Grocery and consumables	$10,669	$10,361
Fuel, tobacco and other categories	2,299	2,013
Home and apparel	2,082	1,280
Health and wellness	941	901
Technology, office and entertainment	701	608
Total	$16,692	$15,163
Of Sam's Club's total net sales, approximately $1.5 billion and $1.0 billion related to eCommerce for the three months ended April 30, 2021 and 2020, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2022 ("fiscal 2022") and the fiscal year ended January 31, 2021 ("fiscal 2021"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2021, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2021, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2021.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Consistent with our strategy to strengthen our Walmart International portfolio for the long-term, we completed the following actions during the three months ended April 30, 2021:
•Completed the sale of Asda, our retail business in the U.K., for net consideration of $9.6 billion in February 2021. During the three months ended April 30, 2021, we recognized an incremental non-cash loss of $0.2 billion, after tax, primarily due to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing.
•Completed the sale of Seiyu, our retail business in Japan, for net consideration of $1.2 billion in March 2021. During the three months ended April 30, 2021, we recognized an incremental non-cash loss of $0.2 billion, after tax, primarily due to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing.

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
Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2021 and 2020, were as follows:

	Three Months Ended April 30,
	2021	2020	2021	2020
	With Fuel		Fuel Impact
Walmart U.S.	5.3%	10.6%	0.2%	(0.2)%
Sam's Club	10.1%	9.6%	3.9%	(3.4)%
Total U.S.	6.0%	10.5%	0.8%	(0.6)%
Comparable sales in the U.S., including fuel, increased 6.0% for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 5.3% for the three months ended April 30, 2021 driven by growth in average ticket, primarily aided by consumer stimulus spending. Customers continued to consolidate shopping trips and purchase larger baskets which contributed to average ticket growth while transactions decreased overall for the quarter, turning positive in April 2021. The Walmart U.S. segment's eCommerce sales positively contributed approximately 3.5% to comparable sales for the three months ended April 30, 2021 and was primarily driven by store pickup and delivery and walmart.com.
Comparable sales at the Sam's Club segment increased 10.1% for the three months ended April 30, 2021. The Sam's Club segment's comparable sales benefited from growth in transactions and average ticket, which was aided by stimulus spending, partially offset by our decision to remove tobacco from certain club locations. The Sam's Club segment's eCommerce sales positively contributed approximately 2.8% to comparable sales for the three months ended April 30, 2021.

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

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net sales	$137,159	$133,672
Percentage change from comparable period	2.6%	8.7%
Operating, selling, general and administrative expenses	$28,129	$27,372
Percentage change from comparable period	2.8%	5.5%
Operating, selling, general and administrative expenses as a percentage of net sales	20.5%	20.5%
Despite the growth in net sales, operating expenses as a percentage of net sales for the three months ended April 30, 2021 was relatively flat when compared to the same period in the previous fiscal year. Increased wage and technology investments in the Walmart U.S. segment were offset by $0.5 billion of lower incremental COVID-19 related costs, as well as a benefit from depreciation and amortization expense not recorded subsequent to the held for sale classification of our operations in the U.K. and Japan in fiscal 2021.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2021	2020
Supply chain, customer-facing initiatives and technology	$1,013	$823
Store remodels	613	438
New stores and clubs, including expansions and relocations	38	23
Total U.S.	1,664	1,284
Walmart International	550	468
Total Capital Expenditures	$2,214	$1,752

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.3% and 6.6% for the trailing twelve months ended April 30, 2021 and 2020, respectively. The decrease in ROA was primarily due to the losses on divestiture of our operations in the U.K., Japan and Argentina, partially offset by the increase in operating income as well as the fair value change in our equity investments. ROI was 14.4% and 13.4% for the trailing twelve months ended April 30, 2021 and 2020. The increase in ROI was primarily due to the increase in operating income.
We define ROI as adjusted operating income (operating income plus interest income, depreciation and amortization, and rent expense) for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and amortization, less average accounts payable and average accrued liabilities for that period.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2021	2020
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$12,443	$15,369
Denominator
Average total assets(1)	$234,737	$233,718
Return on assets (ROA)	5.3%	6.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$24,233	$20,847
+ Interest income	108	184
+ Depreciation and amortization	11,022	11,062
+ Rent	2,534	2,694
= ROI operating income	$37,897	$34,787

Denominator
Average total assets(1)	$234,737	$233,718
'+ Average accumulated depreciation and amortization(1)	95,424	90,970
'- Average accounts payable(1)	46,124	44,603
- Average accrued liabilities(1)	20,874	20,700
= Average invested capital	$263,163	$259,385
Return on investment (ROI)	14.4%	13.4%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of April 30,
	2021	2020	2019
Certain Balance Sheet Data
Total assets	$236,581	$232,892	$234,544
Accumulated depreciation and amortization	96,334	94,514	87,426
Accounts payable	48,151	44,096	45,110
Accrued liabilities	21,371	20,377	21,023

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $2.9 billion for the three months ended April 30, 2021, which decreased when compared to $7.0 billion for the three months ended April 30, 2020 primarily due to an increase in inventory purchases due in part to lapping the impact of accelerated inventory sell-through in the first quarter of fiscal 2021. We generated free cash flow of $0.6 billion for the three months ended April 30, 2021, which decreased when compared to $5.3 billion for the three months ended April 30, 2020 due to the same reasons as the decrease in net cash provided by operating activities, as well as $0.5 billion in increased capital expenditures.
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

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$2,858	$7,017
Payments for property and equipment	(2,214)	(1,752)
Free cash flow	$644	$5,265

Net cash provided by (used in) investing activities(1)	$5,850	$(1,696)
Net cash (used in) provided by financing activities	(5,399)	565
(1) "Net cash provided by (used in) investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2021	2020
Total revenues	$138,310	$134,622
Percentage change from comparable period	2.7%	8.6%
Net sales	$137,159	$133,672
Percentage change from comparable period	2.6%	8.7%
Total U.S. calendar comparable sales increase	6.0%	10.5%
Gross profit margin as a percentage of net sales	24.7%	23.7%
Operating income	$6,909	$5,224
Operating income as a percentage of net sales	5.0%	3.9%
Other (gains) and losses	$2,529	$(721)
Consolidated net income	$2,811	$4,074
Unit counts at period end	10,526	11,484
Retail square feet at period end	1,065	1,128
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $3.7 billion or 2.7% for the three months ended April 30, 2021, when compared to the same period in the previous fiscal year. These increases in revenue were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which benefited from consumer stimulus dollars in the U.S., along with positive comparable sales in several of our remaining international markets. These increases were partially offset by a $4.2 billion decrease in net sales primarily related to the divestiture of our operations in the U.K. and Japan, which closed in February 2021 and March 2021, respectively. Net sales also benefited from a $0.9 billion positive impact of fluctuations in currency exchange rates for the three months ended April 30, 2021.
Gross profit as a percentage of net sales ("gross profit rate") increased 104 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The increase was primarily driven by mix shifts into general merchandise in the Walmart U.S. segment, due in part to stimulus, lower markdowns and lapping last year's COVID-19 related mix shifts into lower margin categories such as food and consumables.
Despite the growth in net sales, operating expenses as a percentage of net sales was relatively flat for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. Increased wage and technology investments in the Walmart U.S. segment were partially offset by $0.5 billion of lower incremental COVID-19 related costs, as well as a benefit from depreciation and amortization expense not recorded subsequent to the held for sale classification of our operations in the U.K. and Japan in fiscal 2021.
Other gains and losses for the three months ended April 30, 2021 consisted of a net loss of $2.5 billion which primarily reflects $2.1 billion in net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022. For the three months ended April 30, 2020, other gains and losses consisted of a gain of $0.7 billion, primarily representing the fair value change of our JD.com investment.
Our effective income tax rate was 26.9% for the three months ended April 30, 2021, which increased 237 basis points as compared to 24.5% for the same period in the previous fiscal year. The increase in effective tax rate is primarily due to the incremental loss on sale of our operations in the U.K. and Japan which provided minimal realizable tax benefit during the first quarter of fiscal 2022. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $1.3 billion for the three months ended April 30, 2021, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.97 for the three months ended April 30, 2021, which represents a decrease of $0.43 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2021	2020
Net sales	$93,167	$88,743
Percentage change from comparable period	5.0%	10.5%
Calendar comparable sales increase	5.3%	10.6%
Operating income	$5,455	$4,302
Operating income as a percentage of net sales	5.9%	4.8%
Unit counts at period end	4,743	4,753
Retail square feet at period end	703	703
Net sales for the Walmart U.S. segment increased $4.4 billion or 5.0% for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 5.3% for the three months ended April 30, 2021, driven by growth in average ticket primarily aided by consumer stimulus spending. Customers continued to consolidate shopping trips and purchase larger baskets which contributed to the growth in average ticket while transactions decreased overall for the quarter, turning positive in April 2021. Walmart U.S. eCommerce sales positively contributed approximately 3.5% to comparable sales during the three months ended April 30, 2021 and was primarily driven by store pickup and delivery and walmart.com.
Gross profit rate increased 142 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year, primarily driven by mix shifts into general merchandise due in part to stimulus and lapping last year's COVID-related mix shifts into food and consumables, as well as lower markdowns.
Despite the increase in net sales, operating expenses as a percentage of net sales increased 49 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year, primarily due to increased wage and technology investments, partially offset by $0.4 billion of lower incremental COVID-19 related costs.
As a result of the factors discussed above, operating income increased $1.2 billion for the three months ended April 30, 2021, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2021	2020
Net sales	$27,300	$29,766
Percentage change from comparable period	(8.3)%	3.4%
Operating income	$1,194	$806
Operating income as a percentage of net sales	4.4%	2.7%
Unit counts at period end	5,184	6,132
Retail square feet at period end	282	345
Net sales for the Walmart International segment decreased $2.5 billion or 8.3% for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The decrease in net sales was due to a $4.2 billion decrease primarily related to the divestiture of Asda and Seiyu, which closed in February 2021 and March 2021, respectively, partially offset by positive net sales growth in several of our remaining markets. Net sales for the three months ended April 30, 2021 includes positive fluctuations in currency exchange rates of $0.9 billion.
Gross profit rate increased 42 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year primarily due to mix shifts to higher margin categories and fewer markdowns as well as a net benefit related to the previously mentioned divestitures.
Operating expenses as a percentage of net sales decreased 86 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The decrease was primarily due to depreciation and amortization expense not being recorded subsequent to the held for sale classification of Asda and Seiyu in fiscal 2021, as well as a benefit from lower incremental COVID-19 related costs as compared to the prior comparable period.
As a result of the factors discussed above, operating income increased $0.4 billion for the three months ended April 30, 2021, when compared to the same period in the previous fiscal year.

Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2021	2020
Including Fuel
Net sales	$16,692	$15,163
Percentage change from comparable period	10.1%	9.6%
Calendar comparable sales increase	10.1%	9.6%
Operating income	$575	$494
Operating income as a percentage of net sales	3.4%	3.3%
Unit counts at period end	599	599
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$14,937	$14,069
Percentage change from comparable period	6.2%	13.0%
Operating income	$530	$398
Operating income as a percentage of net sales	3.5%	2.8%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $1.5 billion or 10.1% for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. Our 10.1% growth in comparable sales benefited from growth in transactions and average ticket and was aided by stimulus spending. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce net sales positively contributed approximately 2.8% to comparable sales for the three months ended April 30, 2021.
Gross profit rate was relatively flat for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The gross profit rate was negatively impacted by increased fuel sales which have lower margins, offset by favorable merchandise mix and lower tobacco sales.
Membership and other income increased 11.4% for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The increase for the three months ended April 30, 2021 was due to increases in overall renewal rates, new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 18 basis points for the three months ended April 30, 2021 when compared to the same period in the previous fiscal year. The decrease was primarily the result of higher fuel sales as well as a benefit from lower incremental COVID-19 related costs, partially offset by increased wage investments and reduced tobacco sales when compared to the same period in the previous fiscal year.
As a result of the factors discussed above, operating income increased $0.1 billion for the three months ended April 30, 2021, when compared to the same period in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$2,858	$7,017
Net cash provided by operating activities was $2.9 billion and $7.0 billion for the three months ended April 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities for the three months ended April 30, 2021 was primarily due to an increase in inventory purchases due in part to lapping the impact of accelerated inventory sell-through in the first quarter of fiscal 2021.

Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $22.8 billion and $14.9 billion at April 30, 2021 and 2020, respectively. Our working capital deficit was $4.3 billion as of April 30, 2021, which decreased when compared to $19.3 billion as of April 30, 2020, primarily driven by the increase in cash and cash equivalents as well as the increase in inventory described above. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of April 30, 2021 and January 31, 2021, cash and cash equivalents of $2.3 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $2.3 billion at April 30, 2021, approximately $0.5 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Provided by or Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net cash provided by (used in) investing activities	$5,850	$(1,696)
Net cash provided by investing activities was $5.9 billion as compared to net cash used in investing activities of $1.7 billion for the three months ended April 30, 2021 and 2020, respectively. Net cash provided by investing activities increased $7.5 billion for the three months ended April 30, 2021 primarily due to the net proceeds received from the divestitures of Asda and Seiyu , partially offset by increased capital expenditures.
Net Cash Used in or Provided by Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2021	2020
Net cash (used in) provided by financing activities	$(5,399)	$565
Net cash used in or provided by financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $5.4 billion as compared to net cash provided by financing activities of $0.6 billion for the three months ended April 30, 2021 and 2020, respectively. The increase in net cash used in financing activities is primarily due to a reduction in short-term borrowings as well as increased share repurchases.
In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2021, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Repayments of long-term debt	(510)	—	(510)
Reclassifications of long-term debt	894	(894)	—
Other	1	(27)	(26)
Balances as of April 30, 2021	$3,500	$40,273	$43,773
Dividends
Effective February 18, 2021, the Board of Directors approved the fiscal 2022 annual dividend of $2.20 per share, an increase over the fiscal 2021 annual dividend of $2.16 per share. For fiscal 2022, the annual dividend was or will be paid in four quarterly installments of $0.55 per share, according to the following record and payable dates:

Record Date	Payable Date
March 19, 2021	April 5, 2021
May 7, 2021	June 1, 2021
August 13, 2021	September 7, 2021
December 10, 2021	January 3, 2022
The dividend installments payable on April 5, 2021 and June 1, 2021 were paid as scheduled.

Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of April 30, 2021, authorization for $17.6 billion of share repurchases remained under the new share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2021	2020
Total number of shares repurchased	20.6	6.3
Average price paid per share	$136.18	$114.73
Total amount paid for share repurchases	$2,809	$723
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At April 30, 2021, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation ," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter and the Money Transfer Agent Services Proceedings matter under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. Our market risks at April 30, 2021 are similar to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC on March 19, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
Federal and State Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of May 24, 2021, some of which cases are in the process of being transferred to the MDL or have remand motions pending. A trial is currently scheduled to begin in one of the MDL cases in October 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the U.S. District Court for the Eastern District of Oklahoma. In addition, there are over 200 state court cases pending as of May 24, 2021, some of which may be removed to federal court to seek MDL transfer. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-Q.
DOJ Opioid Civil Litigation: On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the “DOJ”) and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the “CSA”). The Company’s action, Walmart Inc. v. U.S. Department of Justice et al., USDC, Eastern Dist. of Texas, 10/22/20, was dismissed and the Company is appealing the decision. A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the DOJ against the Company, in which the DOJ alleges violations of the CSA related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021.
Opioids Related Securities Class Actions and Derivative Litigation: Two derivative complaints and two securities class action lawsuits drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming various current and former directors and certain officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution; and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company’s disclosures about opioids. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company’s disclosures with respect to opioids were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021, the court consolidated the class actions and appointed a lead plaintiff and lead counsel.
Derivative Lawsuits: Abt v. Alvarez et al., USDC, Dist. of DE, 2/9/21; Nguyen v. McMillon et al., USDC, Dist. of DE, 4/16/21.
Securities Class Actions: Stanton v. Walmart Inc. et al., USDC, Dist. of DE, 1/20/21 and Martin v. Walmart Inc. et al., USDC, Dist. of DE, 3/5/21, consolidated into In re Walmart Inc. Securities Litigation, USDC, Dist. of DE, 5/11/21.

II. CERTAIN OTHER MATTERS
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
Money Transfer Agent Services Proceedings: The Company has received grand jury subpoenas issued by the United States Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government’s investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the “FTC”) and is cooperating with the FTC’s investigation related to money transfers and the Company’s anti-fraud program in its capacity as an agent. The Company may engage in discussions with the FTC staff regarding an appropriate resolution of this matter, although there can be no assurance that if those discussions occur, the Company would reach any such resolution with the FTC. If there is no resolution of the matter, the FTC staff could request authority of the FTC to file a civil complaint against the Company seeking various forms of monetary and injunctive relief. The Company is unable to predict the final outcome of the investigations, any discussions, or any related actions by the governmental entities regarding these matters. While the Company does not currently believe that the final outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and final outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold of $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of April 30, 2021, authorization for $17.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2021, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2021	4,943,498	$139.45	4,943,498	$19.8
March 1 - 31, 2021	9,167,264	131.91	9,167,264	18.5
April 1 - 30, 2021	6,688,136	139.47	6,688,136	17.6
Total	20,798,898		20,798,898
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 7 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's Opioids Litigation as well as Walmart's ongoing indemnification obligation for the Asda Equal Value Claims and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;

•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of the COVID-19 pandemic; statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics – Strategic Capital Allocation" regarding our strategy and discipline for capital allocation; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital Deficit" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2021; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of the new share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
•consumer enrollment in health and drug insurance programs and such programs' reimbursement rates and drug formularies; and
•initiatives of competitors, competitors' entry into and expansion in Walmart's markets or lines of business, and competitive pressures.
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
•COVID-19 related challenges, including reduced customer transaction and ticket, reduced store hours, shifts in demand from discretionary products, supply chain disruption and production and dissemination of global vaccines;
•the impact of acquisitions, divestitures, store or club closures, and other strategic decisions;
•Walmart's ability to successfully integrate acquired businesses;
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
•changes in government-funded benefit programs and the extent and effectiveness of any further COVID-19 related stimulus packages;
•changes in currency control laws;
•changes in the level of public assistance payments;
•one or more prolonged federal government shutdowns;
•the timing of federal income tax refunds;
•natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics including COVID-19; and
•changes in generally accepted accounting principles in the United States.
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

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

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: June 4, 2021	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2021	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 4, 2021	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)