Form 10-Q
period 2021-07-31
Walmart Inc.
filed 2021-09-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2021.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to             .
Commission File Number 001-06991
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,788,497,816 shares of common stock outstanding as of August 31, 2021.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Revenues:
Net sales	$139,871	$136,824	$277,030	$270,496
Membership and other income	1,177	918	2,328	1,868
Total revenues	141,048	137,742	279,358	272,364
Costs and expenses:
Cost of sales	105,183	102,689	208,455	204,715
Operating, selling, general and administrative expenses	28,511	28,994	56,640	56,366
Operating income	7,354	6,059	14,263	11,283
Interest:
Debt	437	577	918	1,087
Finance lease	78	81	163	163
Interest income	(37)	(23)	(67)	(66)
Interest, net	478	635	1,014	1,184
Other (gains) and losses	953	(3,222)	3,482	(3,943)
Income before income taxes	5,923	8,646	9,767	14,042
Provision for income taxes	1,559	2,207	2,592	3,529
Consolidated net income	4,364	6,439	7,175	10,513
Consolidated net (income) loss attributable to noncontrolling interest	(88)	37	(169)	(47)
Consolidated net income attributable to Walmart	$4,276	$6,476	$7,006	$10,466

Net income per common share:
Basic net income per common share attributable to Walmart	$1.53	$2.29	$2.50	$3.70
Diluted net income per common share attributable to Walmart	1.52	2.27	2.48	3.67

Weighted-average common shares outstanding:
Basic	2,799	2,832	2,807	2,832
Diluted	2,812	2,848	2,820	2,848

Dividends declared per common share	$—	$—	$2.20	$2.16
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2021	2020	2021	2020
Consolidated net income	$4,364	$6,439	$7,175	$10,513
Consolidated net (income) loss attributable to noncontrolling interest	(88)	37	(169)	(47)
Consolidated net income attributable to Walmart	4,276	6,476	7,006	10,466

Other comprehensive income (loss), net of income taxes
Currency translation and other	201	298	3,160	(3,670)
Net investment hedges	—	(191)	(1,202)	(34)
Cash flow hedges	(155)	313	(135)	34
Minimum pension liability	2	16	1,971	31
Other comprehensive income (loss), net of income taxes	48	436	3,794	(3,639)
Other comprehensive (income) loss attributable to noncontrolling interest	(78)	(52)	(4)	660
Other comprehensive income (loss) attributable to Walmart	(30)	384	3,790	(2,979)

Comprehensive income, net of income taxes	4,412	6,875	10,969	6,874
Comprehensive (income) loss attributable to noncontrolling interest	(166)	(15)	(173)	613
Comprehensive income attributable to Walmart	$4,246	$6,860	$10,796	$7,487
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,831	$17,741	$16,906
Receivables, net	6,103	6,516	5,111
Inventories	47,754	44,949	41,084
Prepaid expenses and other	1,555	20,861	1,895
Total current assets	78,243	90,067	64,996

Property and equipment, net	91,621	92,201	101,182
Operating lease right-of-use assets	13,868	13,642	16,869
Finance lease right-of-use assets, net	4,109	4,005	4,843
Goodwill	29,159	28,983	29,542
Other long-term assets	21,552	23,598	19,950
Total assets	$238,552	$252,496	$237,382

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$671	$224	$357
Accounts payable	49,601	49,141	46,326
Dividends payable	3,109	—	3,060
Accrued liabilities	23,915	37,966	23,768
Accrued income taxes	267	242	610
Long-term debt due within one year	1,617	3,115	5,553
Operating lease obligations due within one year	1,441	1,466	1,734
Finance lease obligations due within one year	501	491	549
Total current liabilities	81,122	92,645	81,957

Long-term debt	39,581	41,194	40,959
Long-term operating lease obligations	13,116	12,909	15,669
Long-term finance lease obligations	3,952	3,847	4,673
Deferred income taxes and other	13,654	14,370	12,927

Commitments and contingencies

Equity:
Common stock	278	282	283
Capital in excess of par value	3,655	3,646	3,197
Retained earnings	84,572	88,763	87,614
Accumulated other comprehensive loss	(7,976)	(11,766)	(15,784)
Total Walmart shareholders' equity	80,529	80,925	75,310
Noncontrolling interest	6,598	6,606	5,887
Total equity	87,127	87,531	81,197
Total liabilities and equity	$238,552	$252,496	$237,382
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Other	5	—	(110)	2	—	(108)	52	(56)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
Consolidated net income	—	—	—	4,276	—	4,276	88	4,364
Other comprehensive income (loss), net of income taxes	—	—	—	—	(30)	(30)	78	48
Purchase of Company stock	(17)	(2)	(94)	(2,273)	—	(2,369)	—	(2,369)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Other	3	—	325	(8)	—	317	185	502
Balances as of July 31, 2021	2,791	$278	$3,655	$84,572	$(7,976)	$80,529	$6,598	$87,127
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Other	6	1	(238)	(9)	—	(246)	(26)	(272)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110
Consolidated net income	—	—	—	6,476	—	6,476	(37)	6,439
Other comprehensive income, net of income taxes	—	—	—	—	384	384	52	436
Dividends to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Other	2	(1)	214	(3)	—	210	5	215
Balances as of July 31, 2020	2,834	$283	$3,197	$87,614	$(15,784)	$75,310	$5,887	$81,197
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2021	2020
Cash flows from operating activities:
Consolidated net income	$7,175	$10,513
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,302	5,562
Net unrealized and realized (gains) and losses	3,019	(4,006)
Losses on disposal of business operations	433	37
Deferred income taxes	(385)	472
Other operating activities	606	305
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	452	823
Inventories	(2,725)	2,466
Accounts payable	119	1,052
Accrued liabilities	(1,412)	1,428
Accrued income taxes	(161)	304
Net cash provided by operating activities	12,423	18,956

Cash flows from investing activities:
Payments for property and equipment	(5,019)	(3,569)
Proceeds from the disposal of property and equipment	176	83
Proceeds from disposal of certain operations, net of divested cash	7,935	—
Payments for business acquisitions, net of cash acquired	(248)	(175)
Other investing activities	(442)	27
Net cash provided by (used in) investing activities	2,402	(3,634)

Cash flows from financing activities:
Net change in short-term borrowings	441	(178)
Repayments of long-term debt	(3,010)	(2,937)
Dividends paid	(3,091)	(3,058)
Purchase of Company stock	(5,200)	(723)
Dividends paid to noncontrolling interest	(14)	(66)
Other financing activities	(685)	(852)
Net cash used in financing activities	(11,559)	(7,814)

Effect of exchange rates on cash, cash equivalents and restricted cash	(21)	(69)

Net increase in cash, cash equivalents and restricted cash	3,245	7,439
Change in cash and cash equivalents classified as held for sale	1,848	—
Cash, cash equivalents and restricted cash at beginning of year	17,788	9,515
Cash, cash equivalents and restricted cash at end of period	$22,881	$16,954
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. In July 2021, the Company's majority-owned Flipkart subsidiary completed a $3.6 billion new equity funding, a portion of which was contributed by the Company. This transaction reduced the Company's ownership of Flipkart to approximately 75% in the third quarter of fiscal 2022.
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
Investments
Investments in equity and debt securities are recorded in other long-term assets in the Condensed Consolidated Balance Sheets. Changes in fair value of equity securities measured on a recurring basis are recognized in other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 5 for details. Equity investments without readily determinable fair values are carried at cost and are adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income. Investments in debt securities classified as trading are reported at fair value with interest income recorded in interest income in the Condensed Consolidated Statements of Income. As of July 31, 2021, the Company had $1.0 billion in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of July 31, 2021 and January 31, 2021, the Company had $0.8 billion and $0.6 billion, respectively, of certain legal and tax indemnification liabilities recorded within deferred income taxes and other in the Condensed Consolidated Balance Sheets. The maximum amount of potential future payments under these indemnities was $3.6 billion, based on exchange rates as of July 31, 2021.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2021 and 2020.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Numerator
Consolidated net income	$4,364	$6,439	$7,175	$10,513
Consolidated net (income) loss attributable to noncontrolling interest	(88)	37	(169)	(47)
Consolidated net income attributable to Walmart	$4,276	$6,476	$7,006	$10,466

Denominator
Weighted-average common shares outstanding, basic	2,799	2,832	2,807	2,832
Dilutive impact of share-based awards	13	16	13	16
Weighted-average common shares outstanding, diluted	2,812	2,848	2,820	2,848

Net income per common share attributable to Walmart
Basic	$1.53	$2.29	$2.50	$3.70
Diluted	1.52	2.27	2.48	3.67
Note 3. Accumulated Other Comprehensive Loss
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability, as well as the cumulative translation and any related net investment hedge impacts resulting from a disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income. The following tables provide the changes in the composition of total accumulated other comprehensive loss for the three months ended April 30, 2021 and July 31, 2021, respectively, as well as for the three months ended April 30, 2020 and July 31, 2020, respectively:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
Other comprehensive income (loss) before reclassifications, net	123	—	(193)	(3)	(73)
Reclassifications to income, net	—	—	38	5	43
Balances as of July 31, 2021	$(7,616)	$94	$(439)	$(15)	$(7,976)
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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2021 and January 31, 2021, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Repayments of long-term debt	(3,010)	—	(3,010)
Reclassifications of long-term debt	1,511	(1,511)	—
Other	1	(102)	(101)
Balances as of July 31, 2021	$1,617	$39,581	$41,198
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
As described in Note 1, the Company measures the fair value of certain equity investments on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of the Company's equity investments measured on a recurring basis is as follows:

(Amounts in millions)	Fair Value as of July 31, 2021	Fair Value as of January 31, 2021
Equity investments measured using Level 1 inputs	$5,567	$6,517
Equity investments measured using Level 2 inputs	5,730	7,905
Total	$11,297	$14,422
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2021 and January 31, 2021, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2021			January 31, 2021
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$3,250	$133	(1)	$3,250	$166	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	—	—		1,250	311	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	8,243	(616)	(2)	5,073	(394)	(2)
Total	$11,493	$(483)		$9,573	$83
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

As of January 31, 2021, the Company's operations in the U.K. ("Asda") and operations in Japan ("Seiyu") met the held for sale criteria, and as a result the Company recorded non-recurring impairment charges in the fourth quarter of fiscal 2021 as the carrying value of the disposal groups exceeded their fair value, less costs to sell. Upon completing the sales of Asda in February 2021 and Seiyu in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion in the first quarter of fiscal 2022 within other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 6. The Company did not have other material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2021.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2021 and January 31, 2021, are as follows:

	July 31, 2021		January 31, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$41,198	$50,373	$44,309	$54,240
Note 6. Divestitures
During fiscal 2022, the Company completed the following transactions related to the Company's Walmart International segment. After closing these transactions, total assets of the Walmart International segment were $87.8 billion as of July 31, 2021, as compared to $109.4 billion as of January 31, 2021.
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

Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804), and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company’s action was dismissed. The Company has appealed this decision to the fifth circuit and awaits the court's decision. On December 22, 2020, the DOJ filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021.
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2021	2020	2021	2020
Net sales:
Walmart U.S.	$98,192	$93,282	$191,359	$182,025
Walmart International	23,035	27,167	50,335	56,933
Sam's Club	18,644	16,375	35,336	31,538
Net sales	$139,871	$136,824	$277,030	$270,496
Operating income by segment, as well as operating loss for corporate and support, interest, net and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2021	2020	2021	2020
Operating income (loss):
Walmart U.S.	$6,089	$5,057	$11,544	$9,359
Walmart International	861	812	2,055	1,618
Sam's Club	660	592	1,235	1,086
Corporate and support	(256)	(402)	(571)	(780)
Operating income	7,354	6,059	14,263	11,283
Interest, net	478	635	1,014	1,184
Other (gains) and losses	953	(3,222)	3,482	(3,943)
Income before income taxes	$5,923	$8,646	$9,767	$14,042
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

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2021	2020	2021	2020
Grocery	$54,649	$51,545	$106,040	$104,466
General merchandise	31,707	31,682	62,314	57,148
Health and wellness	10,480	9,154	20,450	18,754
Other categories	1,356	901	2,555	1,657
Total	$98,192	$93,282	$191,359	$182,025
Of Walmart U.S.'s total net sales, approximately $11.2 billion and $10.5 billion related to eCommerce for the three months ended July 31, 2021 and 2020, respectively, and approximately $22.5 billion and $18.8 billion related to eCommerce for the six months ended July 31, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2021	2020	2021	2020
Mexico and Central America	$8,658	$7,208	$16,988	$15,704
United Kingdom	—	6,698	3,811	13,830
Canada	5,492	5,127	10,340	9,413
China	3,001	2,579	6,774	5,947
Other	5,884	5,555	12,422	12,039
Total	$23,035	$27,167	$50,335	$56,933
Of Walmart International's total net sales, approximately $4.1 billion and $3.3 billion related to eCommerce for the three months ended July 31, 2021 and 2020, respectively, and approximately $8.4 billion and $6.2 billion related to eCommerce for the six months ended July 31, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam’s Club net sales by merchandise category	2021	2020	2021	2020
Grocery and consumables	$12,014	$10,715	$22,683	$21,076
Fuel, tobacco and other categories	2,816	2,068	5,115	4,081
Home and apparel	2,194	1,953	4,276	3,233
Health and wellness	956	931	1,897	1,832
Technology, office and entertainment	664	708	1,365	1,316
Total	$18,644	$16,375	$35,336	$31,538
Of Sam's Club's total net sales, approximately $1.6 billion and $1.3 billion related to eCommerce for the three months ended July 31, 2021 and 2020, respectively, and approximately $3.2 billion and $2.3 billion related to eCommerce for the six months ended July 31, 2021 and 2020, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2022 ("fiscal 2022") and the fiscal year ended January 31, 2021 ("fiscal 2021"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2021, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2021, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2021.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Consistent with our strategy to strengthen our Walmart International portfolio for the long-term, we completed the following actions during the six months ended July 31, 2021:
•Completed the sale of Asda, our retail business in the U.K., for net consideration of $9.6 billion in February 2021. During the first quarter of fiscal 2022, we recognized an incremental non-cash loss of $0.2 billion, after tax, primarily due to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing.
•Completed the sale of Seiyu, our retail business in Japan, for net consideration of $1.2 billion in March 2021. During the first quarter of fiscal 2022, we recognized an incremental non-cash loss of $0.2 billion, after tax, primarily due to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing.

We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, including the ongoing COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, cost of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
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
Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2021 and 2020, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	5.4%	9.7%	0.4%	(0.2)%	5.4%	10.1%	0.4%	(0.3)%
Sam's Club	13.9%	8.8%	6.2%	(4.7)%	12.0%	9.2%	5.0%	(4.0)%
Total U.S.	6.7%	9.6%	1.3%	(0.8)%	6.4%	10.0%	1.1%	(0.7)%
Comparable sales in the U.S., including fuel, increased 6.7% and 6.4% for the three and six months ended July 31, 2021, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 5.4% for the three and six months ended July 31, 2021, driven by growth in average ticket during the first quarter of fiscal 2022 primarily aided by stimulus spending while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth in the second quarter of fiscal 2022 as customers started to return to pre-pandemic behaviors, partially offset by a decline in average ticket through the second quarter. The Walmart U.S. segment's eCommerce sales positively contributed approximately 0.3% and 1.9% to comparable sales for the three and six months ended July 31, 2021, respectively, and was primarily driven by store pickup and delivery.
Comparable sales at the Sam's Club segment increased 13.9% and 12.0% for the three and six months ended July 31, 2021, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and was aided by stimulus spending. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. The Sam's Club segment's eCommerce sales positively contributed approximately 1.1% and 1.9% to comparable sales for the three and six months ended July 31, 2021, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2021	2020	2021	2020
Net sales	$139,871	$136,824	$277,030	$270,496
Percentage change from comparable period	2.2%	5.7%	2.4%	7.2%
Operating, selling, general and administrative expenses	$28,511	$28,994	$56,640	$56,366
Percentage change from comparable period	(1.7)%	7.9%	0.5%	6.7%
Operating, selling, general and administrative expenses as a percentage of net sales	20.4%	21.2%	20.4%	20.8%
Operating expenses as a percentage of net sales decreased 81 and 39 basis points for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. These decreases were primarily driven by growth in net sales, lower incremental COVID-19 related costs of $1.2 billion and $1.7 billion as compared to the three and six months ended July 31, 2020, respectively, and lapping a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021. Operating expenses as a percentage of net sales also benefited from depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022. These decreases were partially offset by increased wage investments in the Walmart U.S. segment.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2021	2020
Supply chain, customer-facing initiatives and technology	$2,454	$1,814
Store and club remodels	1,446	822
New stores and clubs, including expansions and relocations	73	43
Total U.S.	3,973	2,679
Walmart International	1,046	890
Total Capital Expenditures	$5,019	$3,569

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 4.4% and 7.7% for the trailing twelve months ended July 31, 2021 and 2020, respectively. The decrease in ROA was primarily due to the losses on divestiture of our operations in the U.K., Japan and Argentina as well as net fair value changes in our equity instruments, partially offset by the increase in operating income. ROI was 14.8% and 13.5% for the trailing twelve months ended July 31, 2021 and 2020. The increase in ROI was primarily due to the increase in operating income.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2021	2020
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$10,368	$18,128
Denominator
Average total assets(1)	$237,967	$236,122
Return on assets (ROA)	4.4%	7.7%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,528	$21,323
+ Interest income	122	151
+ Depreciation and amortization	10,892	11,113
+ Rent	2,451	2,679
= ROI operating income	$38,993	$35,266

Denominator
Average total assets(1)	$237,967	$236,122
'+ Average accumulated depreciation and amortization(1)	97,685	93,418
'- Average accounts payable(1)	47,964	46,099
- Average accrued liabilities(1)	23,842	22,230
= Average invested capital	$263,846	$261,211
Return on investment (ROI)	14.8%	13.5%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of July 31,
	2021	2020	2019
Certain Balance Sheet Data
Total assets	$238,552	$237,382	$234,861
Accumulated depreciation and amortization	98,346	97,023	89,813
Accounts payable	49,601	46,326	45,871
Accrued liabilities	23,915	23,768	20,691

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $12.4 billion for the six months ended July 31, 2021, which decreased when compared to $19.0 billion for the six months ended July 31, 2020 primarily due to an increase in inventory purchases due in part to lapping the impact of accelerated inventory sell-through in the first half of fiscal 2021. We generated free cash flow of $7.4 billion for the six months ended July 31, 2021, which decreased when compared to $15.4 billion for the six months ended July 31, 2020 due to the same reasons as the decrease in net cash provided by operating activities, as well as $1.5 billion in increased capital expenditures.
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

	Six Months Ended July 31,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$12,423	$18,956
Payments for property and equipment	(5,019)	(3,569)
Free cash flow	$7,404	$15,387

Net cash provided by (used in) investing activities(1)	$2,402	$(3,634)
Net cash (used in) provided by financing activities	(11,559)	(7,814)
(1) "Net cash provided by (used in) investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Total revenues	$141,048	$137,742	$279,358	$272,364
Percentage change from comparable period	2.4%	5.6%	2.6%	7.1%
Net sales	$139,871	$136,824	$277,030	$270,496
Percentage change from comparable period	2.2%	5.7%	2.4%	7.2%
Total U.S. calendar comparable sales increase	6.7%	9.6%	6.4%	10.0%
Gross profit margin as a percentage of net sales	24.8%	24.9%	24.8%	24.3%
Operating income	$7,354	$6,059	$14,263	$11,283
Operating income as a percentage of net sales	5.3%	4.4%	5.1%	4.2%
Other (gains) and losses	$953	$(3,222)	$3,482	$(3,943)
Consolidated net income	$4,364	$6,439	$7,175	$10,513
Unit counts at period end	10,524	11,496	10,524	11,496
Retail square feet at period end	1,063	1,127	1,063	1,127
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $3.3 billion or 2.4% and $7.0 billion or 2.6% for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases in revenues were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which benefited from consumer stimulus dollars in the U.S., along with positive comparable sales in several of our remaining international markets. These increases were partially offset by net sales decreases of $8.9 billion and $13.1 billion for the three and six months ended July 31, 2021, respectively, primarily related to the divestiture of our operations in the U.K. and Japan, which closed in February 2021 and March 2021, respectively. Net sales also benefited from a $2.4 billion and $3.3 billion positive impact of fluctuations in currency exchange rates for the three and six months ended July 31, 2021, respectively.
Gross profit as a percentage of net sales ("gross profit rate") decreased 15 basis points for the three months ended July 31, 2021 when compared to the same period in the previous fiscal year, primarily due to category mix shifts in the Sam's Club segment, increased supply chain costs in the Walmart U.S. segment and format mix shifts in the Walmart International segment. These decreases were partially offset by benefits in the Walmart U.S. segment related to administering COVID-19 vaccines, lapping the temporary COVID-19 related closure of our Auto Care Centers and Vision Centers in the previous year, lower markdowns and growth in our advertising business.
Gross profit rate increased 43 basis points for the six months ended July 31, 2021 when compared to the same period in the previous fiscal year. The decrease for the three months ended July 31, 2021 was more than offset by increases in the first quarter of fiscal 2022 primarily driven by mix shifts into general merchandise in the Walmart U.S. segment, due in part to stimulus, lower markdowns and lapping last year's COVID-19 related mix shifts into lower margin categories such as food and consumables.
Operating expenses as a percentage of net sales decreased 81 and 39 basis points for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. These decreases were primarily driven by growth in net sales, lower incremental COVID-19 related costs of $1.2 billion and $1.7 billion as compared to the three and six months ended July 31, 2020, respectively, and lapping a $0.4 billion business restructuring charge in the Walmart U.S. segment recorded in the second quarter of fiscal 2021. Operating expenses as a percentage of net sales also benefited from depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022. These decreases were partially offset by increased wage investments in the Walmart U.S. segment.
Other gains and losses for the three months ended July 31, 2021 consisted of a net loss of $1.0 billion which primarily reflects $0.9 billion in net losses associated with the fair value changes of our equity investments. Other gains and losses for the six months ended July 31, 2021 consisted of a net loss of $3.5 billion which primarily reflects $3.0 billion in net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022. For the three and six months ended July 31, 2020, other gains and losses consisted of a gain of $3.2 billion and $3.9 billion, respectively, primarily representing the fair value changes of our equity investments.
Our effective income tax rate was 26.3% and 26.5% for the three and six months ended July 31, 2021, respectively, compared to 25.5% and 25.1% for the same periods in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income decreased $2.1 billion and $3.3 billion for the three and six months ended July 31, 2021 respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.52 and $2.48 for the three and six months ended July 31, 2021, respectively, which represents respective decreases of $0.75 and $1.19, when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Net sales	$98,192	$93,282	$191,359	$182,025
Percentage change from comparable period	5.3%	9.5%	5.1%	10.0%
Calendar comparable sales increase	5.4%	9.7%	5.4%	10.1%
Operating income	$6,089	$5,057	$11,544	$9,359
Operating income as a percentage of net sales	6.2%	5.4%	6.0%	5.1%
Unit counts at period end	4,740	4,754	4,740	4,754
Retail square feet at period end	703	703	703	703
Net sales for the Walmart U.S. segment increased $4.9 billion or 5.3% and $9.3 billion or 5.1% for the three and six months ended July 31, 2021, respectively when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 5.4% for both the three and six months ended July 31, 2021, driven by growth in average ticket during the first quarter of fiscal 2022 primarily aided by stimulus spending while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth in the second quarter of fiscal 2022 as customers started to return to pre-pandemic behaviors, partially offset by a decline in average ticket through the second quarter. Walmart U.S. eCommerce sales positively contributed approximately 0.3% and 1.9% to comparable sales during the three and six months ended July 31, 2021, respectively, which was primarily driven by store pickup and delivery.
Gross profit rate increased 20 basis points for the three months ended July 31, 2021 when compared to the same period in the previous fiscal year, primarily driven by a benefit from administering COVID-19 vaccines, lapping last year's temporary COVID-19 related closure of our Auto Care Centers and Vision Centers, lower markdowns and growth in our advertising business, partially offset by increased supply chain costs. For the six months ended July 31, 2021, gross profit rate increased 80 basis points due primarily to shifts into general merchandise due in part to stimulus and lapping last year's COVID-related mix shifts into food and consumables in the first quarter of fiscal 2022. Gross profit rate was also impacted by lower markdowns, lapping the temporary closures of our Auto Care Centers and Vision centers, and a benefit from administering vaccines, partially offset by increased supply chain costs.
Operating expenses as a percentage of net sales decreased 49 basis points for the three months ended July 31, 2021 when compared to the same period in the previous fiscal year, primarily due to strong sales, $1.0 billion of lower incremental COVID-19 costs and lapping a $0.4 billion business restructuring charge in the second quarter of fiscal 2021. These decreases were partially offset by increased investments in wages, marketing, and technology. Despite the increase in net sales for the six months ended July 31, 2021, operating expenses as a percentage of net sales were relatively flat when compared to the same period in the previous fiscal year, primarily due to increased wage, technology and marketing investments in the first and second quarters of fiscal 2022, which were offset by $1.4 billion of lower incremental COVID-19 related costs and lapping the business restructuring charge.
As a result of the factors discussed above, operating income increased $1.0 billion and $2.2 billion for the three and six months ended July 31, 2021, respectively, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Net sales	$23,035	$27,167	$50,335	$56,933
Percentage change from comparable period	(15.2)%	(6.8)%	(11.6)%	(1.7)%
Operating income	$861	$812	$2,055	$1,618
Operating income as a percentage of net sales	3.7%	3.0%	4.1%	2.8%
Unit counts at period end	5,185	6,143	5,185	6,143
Retail square feet at period end	280	344	280	344
Net sales for the Walmart International segment decreased $4.1 billion or 15.2% and $6.6 billion or 11.6% for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The reduction in net sales was due to decreases of $8.9 billion and $13.1 billion for the three and six months ended July 31, 2021, respectively, primarily related to the divestiture of Asda and Seiyu during the first quarter of fiscal 2022. The decreases were partially offset by positive net sales growth in several of our remaining markets, which included a benefit from lapping tighter government-mandated restrictions in the prior comparable periods, primarily in India. Net sales for the three and six months ended July 31, 2021 included positive fluctuations in currency exchange rates of $2.4 billion and $3.3 billion, respectively.
Gross profit rate decreased 76 basis points for the three months ended July 31, 2021 when compared to the same period in the prior fiscal year, primarily driven by shifts into lower margin formats, partially offset by lower markdowns. The divested markets also negatively impacted our gross profit rate. Gross profit rate decreased 14 basis points for the six months ended July 31, 2021, when compared to the same period in the previous fiscal year primarily driven by shifts into lower margin formats and the decrease related to our divested markets, partially offset by benefits in the first quarter of fiscal 2022 related to mix shifts into higher margin categories and lower markdowns.
Operating expenses as a percentage of net sales decreased 85 basis points and 87 basis points for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. For the three months ended July 31, 2021, the decrease was primarily due to lower incremental COVID-19 related costs as compared to the prior period and lapping a discrete tax charge in the prior comparable period. For the six months ended July 31, 2021, the decrease was primarily due to lower incremental COVID-19 related costs, depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022, as well as lapping the discrete tax charge.
As a result of the factors discussed above, operating income increased $49 million and $437 million for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year.
Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Including Fuel
Net sales	$18,644	$16,375	$35,336	$31,538
Percentage change from comparable period	13.9%	8.8%	12.0%	9.2%
Calendar comparable sales increase	13.9%	8.8%	12.0%	9.2%
Operating income	$660	$592	$1,235	$1,086
Operating income as a percentage of net sales	3.5%	3.6%	3.5%	3.4%
Unit counts at period end	599	599	599	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$16,437	$15,264	$31,374	$29,333
Percentage change from comparable period	7.7%	13.5%	7.0%	13.2%
Operating income	$575	$527	$1,105	$925
Operating income as a percentage of net sales	3.5%	3.5%	3.5%	3.2%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $2.3 billion or 13.9% and $3.8 billion or 12.0% for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 13.9% and 12.0% for the three and six months ended, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and was aided by stimulus spending. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce net sales positively contributed approximately 1.1% and 1.9% to comparable sales for the three and six months ended July 31, 2021, respectively.
Gross profit rate decreased 88 and 47 basis points for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The gross profit rates were negatively impacted by increased fuel sales which have lower margins and cost inflation, partially offset by favorable changes in mix.
Membership and other income increased 13.1% and 12.3% for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases were due to increases in overall renewal rates, new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 82 and 52 basis points and for the three and six months ended July 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily the result of higher fuel sales as well as a benefit from lower incremental COVID-19 related costs, partially offset by increased wage investments and reduced tobacco sales when compared to the same period in the previous fiscal year.
As a result of the factors discussed above, operating income increased $0.1 billion for both the three and six months ended July 31, 2021 when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$12,423	$18,956
Net cash provided by operating activities was $12.4 billion and $19.0 billion for the six months ended July 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities for the six months ended July 31, 2021 was primarily due to an increase in inventory purchases due in part to lapping the impact of accelerated inventory sell-through in the first half of fiscal 2021.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $22.8 billion and $16.9 billion at July 31, 2021 and 2020, respectively. Our working capital deficit was $2.9 billion as of July 31, 2021, which decreased when compared to $17.0 billion as of July 31, 2020, primarily driven by the increase in inventory described above as well as an increase in cash and cash equivalents. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of July 31, 2021 and January 31, 2021, cash and cash equivalents of $3.0 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $3.0 billion at July 31, 2021, approximately $1.0 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.

Net Cash Provided by or Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2021	2020
Net cash provided by (used in) investing activities	$2,402	$(3,634)
Net cash provided by investing activities was $2.4 billion as compared to net cash used in investing activities of $3.6 billion for the six months ended July 31, 2021 and 2020, respectively. Net cash provided by investing activities increased $6.0 billion for the six months ended July 31, 2021 primarily due to the net proceeds received from the divestitures of Asda and Seiyu, partially offset by increased capital expenditures.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2021	2020
Net cash used in financing activities	$(11,559)	$(7,814)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of the Company's common stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $11.6 billion as compared to $7.8 billion for the six months ended July 31, 2021 and 2020, respectively. The increase in net cash used in financing activities is primarily due to increased share repurchases.

In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2021, all undrawn.
In the third quarter of fiscal 2022, the Company's majority-owned Flipkart subsidiary completed a $3.6 billion new equity funding, a portion of which was contributed by the Company, which reduced the Company's ownership of Flipkart to approximately 75%.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Repayments of long-term debt	(3,010)	—	(3,010)
Reclassifications of long-term debt	1,511	(1,511)	—
Other	1	(102)	(101)
Balances as of July 31, 2021	$1,617	$39,581	$41,198
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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of July 31, 2021, authorization for $15.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2021	2020
Total number of shares repurchased	37.7	6.3
Average price paid per share	$137.94	$114.73
Total amount paid for share repurchases	$5,200	$723
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At July 31, 2021, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation ," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter, the Money Transfer Agent Services Proceedings matter and the Foreign Direct Investment matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. Our market risks at July 31, 2021 are similar to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC on March 19, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,100 cases as of August 23, 2021, some of which cases are in the process of being transferred to the MDL or have remand motions pending. A trial is currently scheduled to begin in one of the MDL cases in October 2021 against a number of parties, including the Company, regarding opioid dispensing and distribution claims. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the U.S. District Court for the Eastern District of Oklahoma, where trial is currently scheduled to begin in September 2022. In addition, there are over 200 state court cases pending as of August 23, 2021, some of which may be removed to federal court to seek MDL transfer. The case citations for the state court cases are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
DOJ Opioid Civil Litigation: On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company’s action, Walmart Inc. v. U.S. Department of Justice et al., USDC, Eastern Dist. of Texas, 10/22/20, was dismissed. The Company has appealed this decision to the fifth circuit and awaits the court's decision. A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the DOJ against the Company, in which the DOJ alleges violations of the CSA related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021.
Opioids Related Securities Class Actions and Derivative Litigation: Two derivative complaints and two securities class action lawsuits drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming various current and former directors and certain officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution; and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company’s disclosures with respect to opioids were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021, the court consolidated the class actions and appointed a lead plaintiff and lead counsel.
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
Money Transfer Agent Services Proceedings: The Company has received grand jury subpoenas issued by the United States Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government’s investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") and is cooperating with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. The Company is engaging in discussions with the FTC regarding a potential resolution of this matter, although there can be no assurance that the Company will reach any such resolution with the FTC. If there is no resolution of the matter, the FTC staff could request authority of the FTC to file a civil complaint against the Company seeking various forms of monetary and injunctive relief. The Company is unable to predict the final outcome of the investigations, any discussions, or any related actions by the governmental entities regarding these matters. While the Company does not currently believe that the final outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and final outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Foreign Direct Investment Matters: In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018. The notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the notice. If a hearing is initiated and if it is determined that violations of the Rules occurred, the regulatory authority has the authority to impose monetary and/or non-monetary relief. Flipkart has begun the process of responding to the notice and, if the matter progresses to a consideration of the merits of the allegations described in the notice is initiated, Flipkart intends to defend against the allegations vigorously. Due to the fact that this process is in an early stage, the Company is unable to predict whether the notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings. While the Company does not currently believe that this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope or outcome of any proceeding that might result from the notice, the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement pursuant to which the Company acquired its majority stake in Flipkart, or whether the Company's business, financial position, results of operations or cash flows will not be materially adversely affected.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold of $1 million.
In June 2021, the Company signed a tolling agreement with the State of California to toll the statute of limitations for potential claims regarding Walmart’s management of waste consumer products at its California facilities that are alleged to be hazardous. The Company is presently engaged in settlement discussions. It is not presently known whether a settlement will be reached or enforcement action will ensue, but the potential for penalties or settlement costs could exceed $1 million. The Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of July 31, 2021, authorization for $15.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2021, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2021	5,141,955	$140.73	5,141,955	$16.9
June 1 - 30, 2021	6,521,995	138.89	6,521,995	16.0
July 1 - 31, 2021	5,242,319	141.11	5,242,319	15.2
Total	16,906,269		16,906,269
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

statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital Deficit" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2022; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
•in Part I, Item 4 "Controls and Procedures": the statements regarding the effect of changes to systems and processes on our internal control over financial reporting; and
•in Part II, Item 1 "Legal Proceedings": statements regarding the effect that possible losses or the range of possible losses that might be incurred in connection with the legal proceedings and other matters discussed therein may have on our financial condition or results of operations.

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
•COVID-19 related challenges, including reduced customer transactions and ticket, reduced store hours, shifts in demand from discretionary products, supply chain disruption and production and dissemination of global vaccines;
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
•natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics, including COVID-19; and
•changes in generally accepted accounting principles in the United States.
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

Exhibit 10.1*	Walmart Inc. Deferred Compensation Matching Plan, as amended effective February 1, 2021

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: September 2, 2021	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2021	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 2, 2021	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)