Form 10-Q
period 2021-10-31
Walmart Inc.
filed 2021-12-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,773,878,458 shares of common stock outstanding as of November 29, 2021.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Revenues:
Net sales	$139,207	$133,752	$416,237	$404,248
Membership and other income	1,318	956	3,646	2,824
Total revenues	140,525	134,708	419,883	407,072
Costs and expenses:
Cost of sales	105,023	100,339	313,478	305,054
Operating, selling, general and administrative expenses	29,710	28,591	86,350	84,957
Operating income	5,792	5,778	20,055	17,061
Interest:
Debt	408	455	1,326	1,542
Finance lease	78	86	241	249
Interest income	(44)	(25)	(111)	(91)
Interest, net	442	516	1,456	1,700
Loss on extinguishment of debt	2,410	—	2,410	—
Other (gains) and losses	(1,207)	(1,853)	2,275	(5,796)
Income before income taxes	4,147	7,115	13,914	21,157
Provision for income taxes	1,015	1,914	3,607	5,443
Consolidated net income	3,132	5,201	10,307	15,714
Consolidated net income attributable to noncontrolling interest	(27)	(66)	(196)	(113)
Consolidated net income attributable to Walmart	$3,105	$5,135	$10,111	$15,601

Net income per common share:
Basic net income per common share attributable to Walmart	$1.11	$1.81	$3.61	$5.51
Diluted net income per common share attributable to Walmart	1.11	1.80	3.59	5.48

Weighted-average common shares outstanding:
Basic	2,785	2,833	2,799	2,832
Diluted	2,797	2,849	2,813	2,849

Dividends declared per common share	$—	$—	$2.20	$2.16
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2021	2020	2021	2020
Consolidated net income	$3,132	$5,201	$10,307	$15,714
Consolidated net income attributable to noncontrolling interest	(27)	(66)	(196)	(113)
Consolidated net income attributable to Walmart	3,105	5,135	10,111	15,601

Other comprehensive income (loss), net of income taxes
Currency translation and other	(523)	1,262	2,637	(2,408)
Net investment hedges	—	(1)	(1,202)	(35)
Cash flow hedges	(183)	—	(318)	34
Minimum pension liability	1	16	1,972	47
Other comprehensive income (loss), net of income taxes	(705)	1,277	3,089	(2,362)
Other comprehensive (income) loss attributable to noncontrolling interest	193	(109)	189	551
Other comprehensive income (loss) attributable to Walmart	(512)	1,168	3,278	(1,811)

Comprehensive income, net of income taxes	2,427	6,478	13,396	13,352
Comprehensive (income) loss attributable to noncontrolling interest	166	(175)	(7)	438
Comprehensive income attributable to Walmart	$2,593	$6,303	$13,389	$13,790
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$16,111	$17,741	$14,325
Receivables, net	7,349	6,516	5,770
Inventories	57,484	44,949	51,842
Prepaid expenses and other	2,020	20,861	1,665
Total current assets	82,964	90,067	73,602

Property and equipment, net	92,242	92,201	102,232
Operating lease right-of-use assets	13,863	13,642	17,128
Finance lease right-of-use assets, net	4,226	4,005	4,929
Goodwill	28,923	28,983	30,236
Other long-term assets	22,633	23,598	22,736
Total assets	$244,851	$252,496	$250,863

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$447	$224	$240
Accounts payable	57,156	49,141	54,152
Dividends payable	1,528	—	1,529
Accrued liabilities	24,474	37,966	24,995
Accrued income taxes	446	242	548
Long-term debt due within one year	1,575	3,115	4,358
Operating lease obligations due within one year	1,486	1,466	1,725
Finance lease obligations due within one year	508	491	574
Total current liabilities	87,620	92,645	88,121

Long-term debt	36,425	41,194	40,849
Long-term operating lease obligations	13,095	12,909	15,982
Long-term finance lease obligations	4,061	3,847	4,750
Deferred income taxes and other	12,893	14,370	13,657

Commitments and contingencies

Equity:
Common stock	277	282	283
Capital in excess of par value	4,811	3,646	3,485
Retained earnings	85,674	88,763	92,279
Accumulated other comprehensive loss	(8,488)	(11,766)	(14,616)
Total Walmart shareholders' equity	82,274	80,925	81,431
Noncontrolling interest	8,483	6,606	6,073
Total equity	90,757	87,531	87,504
Total liabilities and equity	$244,851	$252,496	$250,863
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Sale of subsidiary stock	—	—	18	—	—	18	57	75
Other	5	—	(128)	2	—	(126)	(5)	(131)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
Consolidated net income	—	—	—	4,276	—	4,276	88	4,364
Other comprehensive income (loss), net of income taxes	—	—	—	—	(30)	(30)	78	48
Purchase of Company stock	(17)	(2)	(94)	(2,273)	—	(2,369)	—	(2,369)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Sale of subsidiary stock	—	—	6	—	—	6	171	177
Other	3	—	319	(8)	—	311	14	325
Balances as of July 31, 2021	2,791	$278	$3,655	$84,572	$(7,976)	$80,529	$6,598	$87,127
Consolidated net income	—	—	—	3,105	—	3,105	27	3,132
Other comprehensive loss, net of income taxes	—	—	—	—	(512)	(512)	(193)	(705)
Dividends	—	—	—	45	—	45	—	45
Purchase of Company stock	(14)	(1)	(87)	(2,044)	—	(2,132)	—	(2,132)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Sale of subsidiary stock	—	—	922	—	—	922	2,057	2,979
Other	1	—	321	(4)	—	317	—	317
Balances as of October 31, 2021	2,778	$277	$4,811	$85,674	$(8,488)	$82,274	$8,483	$90,757
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	3,990	—	3,990	84	4,074
Other comprehensive loss, net of income taxes	—	—	—	—	(3,363)	(3,363)	(712)	(4,075)
Dividends declared ($2.16 per share)	—	—	—	(6,117)	—	(6,117)	—	(6,117)
Purchase of Company stock	(6)	(1)	(26)	(666)	—	(693)	—	(693)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Sale of subsidiary stock	—	—	13	—	—	13	6	19
Other	6	1	(251)	(9)	—	(259)	(32)	(291)
Balances as of April 30, 2020	2,832	$284	$2,983	$81,141	$(16,168)	$68,240	$5,870	$74,110
Consolidated net income	—	—	—	6,476	—	6,476	(37)	6,439
Other comprehensive income, net of income taxes	—	—	—	—	384	384	52	436
Dividends to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Sale of subsidiary stock	—	—	8	—	—	8	3	11
Other	2	(1)	206	(3)	—	202	2	204
Balances as of July 31, 2020	2,834	$283	$3,197	$87,614	$(15,784)	$75,310	$5,887	$81,197
Consolidated net income	—	—	—	5,135	—	5,135	66	5,201
Other comprehensive income, net of income taxes	—	—	—	—	1,168	1,168	109	1,277
Purchase of Company stock	(4)	—	(17)	(469)	—	(486)	—	(486)
Dividends to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Sale of subsidiary stock	—	—	5	—	—	5	81	86
Other	1	—	300	(1)	—	299	(62)	237
Balances as of October 31, 2020	2,831	$283	$3,485	$92,279	$(14,616)	$81,431	$6,073	$87,504
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Cash flows from operating activities:
Consolidated net income	$10,307	$15,714
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,952	8,333
Net unrealized and realized (gains) and losses	1,831	(6,883)
Losses on disposal of business operations	433	1,028
Deferred income taxes	(1,402)	1,246
Loss on extinguishment of debt	2,410	—
Other operating activities	1,057	930
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(842)	165
Inventories	(12,663)	(8,260)
Accounts payable	7,906	8,553
Accrued liabilities	(722)	1,796
Accrued income taxes	24	258
Net cash provided by operating activities	16,291	22,880

Cash flows from investing activities:
Payments for property and equipment	(8,588)	(6,438)
Proceeds from the disposal of property and equipment	290	99
Proceeds from disposal of certain operations, net of divested cash	7,935	12
Payments for business acquisitions, net of cash acquired	(248)	(180)
Other investing activities	(919)	—
Net cash used in investing activities	(1,530)	(6,507)

Cash flows from financing activities:
Net change in short-term borrowings	228	(301)
Proceeds from issuance of long-term debt	6,945	—
Repayments of long-term debt	(13,010)	(4,132)
Premiums paid to extinguish debt	(2,317)	—
Dividends paid	(4,627)	(4,582)
Purchase of Company stock	(7,368)	(1,186)
Dividends paid to noncontrolling interest	(20)	(76)
Sale of subsidiary stock	3,231	116
Other financing activities	(1,175)	(1,179)
Net cash used in financing activities	(18,113)	(11,340)

Effect of exchange rates on cash, cash equivalents and restricted cash	(118)	(170)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,470)	4,863
Change in cash and cash equivalents classified as held for sale	1,848	—
Cash, cash equivalents and restricted cash at beginning of year	17,788	9,515
Cash, cash equivalents and restricted cash at end of period	$16,166	$14,378
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. Certain previously reported amounts have been reclassified to conform to the current year presentation. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 ("fiscal 2021"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of October 2021 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Investments
Investments in equity and debt securities are recorded in other long-term assets in the Condensed Consolidated Balance Sheets. Changes in fair value of equity securities measured on a recurring basis are recognized in other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 5 for details. Equity investments without readily determinable fair values are carried at cost and are adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income. Investments in debt securities classified as trading are reported at fair value with interest income recorded in interest income in the Condensed Consolidated Statements of Income. As of October 31, 2021, the Company had $1.0 billion in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of October 31, 2021 and January 31, 2021, the Company had $0.8 billion and $0.6 billion, respectively, of certain legal and tax indemnification liabilities recorded within deferred income taxes and other in the Condensed Consolidated Balance Sheets. The maximum amount of potential future payments under these indemnities was $3.5 billion, based on exchange rates as of October 31, 2021.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2021 and 2020.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Numerator
Consolidated net income	$3,132	$5,201	$10,307	$15,714
Consolidated net income attributable to noncontrolling interest	(27)	(66)	(196)	(113)
Consolidated net income attributable to Walmart	$3,105	$5,135	$10,111	$15,601

Denominator
Weighted-average common shares outstanding, basic	2,785	2,833	2,799	2,832
Dilutive impact of share-based awards	12	16	14	17
Weighted-average common shares outstanding, diluted	2,797	2,849	2,813	2,849

Net income per common share attributable to Walmart
Basic	$1.11	$1.81	$3.61	$5.51
Diluted	1.11	1.80	3.59	5.48
Note 3. Accumulated Other Comprehensive Loss
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability, as well as the cumulative translation and any related net investment hedge impacts resulting from a disposition of a business, are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income. The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
Other comprehensive income (loss) before reclassifications, net	123	—	(193)	(3)	(73)
Reclassifications to income, net	—	—	38	5	43
Balances as of July 31, 2021	$(7,616)	$94	$(439)	$(15)	$(7,976)
Other comprehensive income (loss) before reclassifications, net	(330)	—	(181)	4	(507)
Reclassifications to income, net	—	—	(2)	(3)	(5)
Balances as of October 31, 2021	$(7,946)	$94	$(622)	$(14)	$(8,488)
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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2021 and January 31, 2021, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Proceeds from issuance of long-term debt	—	6,945	6,945
Repayments of long-term debt	(3,010)	(10,000)	(13,010)
Reclassifications of long-term debt	1,461	(1,461)	—
Other	9	(253)	(244)
Balances as of October 31, 2021	$1,575	$36,425	$38,000
Debt Issuances
Information on significant long-term debt issued during the nine months ended October 31, 2021, for general corporate purposes and certain eligible green initiatives, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
September 17, 2021	$1,250	September 17, 2026	Fixed	1.050%	$1,243
September 22, 2021	$1,250	September 22, 2028	Fixed	1.500%	1,244
September 22, 2021 (1)	$2,000	September 22, 2031	Fixed	1.800%	1,981
September 22, 2021	$1,000	September 22, 2041	Fixed	2.500%	994
September 22, 2021	$1,500	September 22, 2051	Fixed	2.650%	1,483
Total					$6,945
(1) Represents a green bond issuance for which an amount equal to the net proceeds is intended to fund certain eligible green investment initiatives through the maturity date of the bond.
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.

Maturities and Extinguishments
The following table provides details of debt repayments during the nine months ended October 31, 2021:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment(1)
April 15, 2021	$510	Fixed	4.250%	$510
June 23, 2021	$750	Floating	Floating	750
June 23, 2021	$1,750	Fixed	3.125%	1,750
Total repayment of matured debt				3,010

June 26, 2023	$2,750	Fixed	3.400%	470
October 15, 2023	$152	Fixed	6.750%	2
July 8, 2024	$1,500	Fixed	2.850%	510
December 15, 2024	$1,000	Fixed	2.650%	370
June 26, 2025	$1,500	Fixed	3.550%	625
July 8, 2026	$1,250	Fixed	3.050%	451
April 5, 2027	$483	Fixed	5.875%	110
June 26, 2028	$2,750	Fixed	3.700%	1,271
July 8, 2029	$1,250	Fixed	3.250%	517
September 24, 2029	$500	Fixed	2.375%	181
February 15, 2030	$588	Fixed	7.550%	119
September 1, 2035	$1,968	Fixed	5.250%	635
August 15, 2037	$1,300	Fixed	6.500%	262
April 15, 2038	$919	Fixed	6.200%	116
June 28, 2038	$1,500	Fixed	3.950%	925
April 1, 2040	$751	Fixed	5.625%	142
July 8, 2040	$378	Fixed	4.875%	101
October 25, 2040	$519	Fixed	5.000%	125
April 15, 2041	$918	Fixed	5.625%	305
April 11, 2043	$709	Fixed	4.000%	296
October 2, 2043	$269	Fixed	4.750%	38
April 22, 2044	$502	Fixed	4.300%	172
December 15, 2047	$1,000	Fixed	3.625%	566
June 29, 2048	$3,000	Fixed	4.050%	1,317
September 24, 2049	$1,000	Fixed	2.950%	371
Total repayment of extinguished debt(2)				10,000
Total				$13,010
(1) Represents portion of the outstanding principal amount which was repaid during the nine months ended October 31, 2021.
(2) Individual repayment amounts may not sum due to rounding.
The Company recorded a $2.4 billion loss on extinguishment of debt during the three and nine months ended October 31, 2021, which included payment of $2.3 billion in early extinguishment premiums.
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

As described in Note 1, the Company measures the fair value of certain equity investments on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of the Company's equity investments measured on a recurring basis is as follows:

(Amounts in millions)	Fair Value as of October 31, 2021	Fair Value as of January 31, 2021
Equity investments measured using Level 1 inputs	$6,124	$6,517
Equity investments measured using Level 2 inputs	6,340	7,905
Total	$12,464	$14,422
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2021 and January 31, 2021, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2021			January 31, 2021
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,719	$91	(1)	$3,250	$166	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	—	—		1,250	311	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	8,086	(881)	(2)	5,073	(394)	(2)
Total	$12,805	$(790)		$9,573	$83
(1)Classified primarily in other long-term assets within the Company's Condensed Consolidated Balance Sheets.
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
As of January 31, 2021, the Company's operations in the U.K. ("Asda") and operations in Japan ("Seiyu") met the held for sale criteria, and as a result the Company recorded non-recurring impairment charges in the fourth quarter of fiscal 2021 as the carrying value of the disposal groups exceeded their fair value, less costs to sell. Upon completing the sales of Asda in February 2021 and Seiyu in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion in the first quarter of fiscal 2022 within other gains and losses in the Condensed Consolidated Statements of Income. Refer to Note 6. The Company did not have other material assets or liabilities resulting in nonrecurring fair value measurements as of October 31, 2021.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2021 and January 31, 2021, are as follows:

	October 31, 2021		January 31, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$38,000	$44,354	$44,309	$54,240
Note 6. Divestitures
During fiscal 2022, the Company completed the following transactions related to the Company's Walmart International segment. After closing these transactions, total assets of the Walmart International segment were $94.8 billion as of October 31, 2021, as compared to $109.4 billion as of January 31, 2021.
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
Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The Company intends to appeal this verdict.
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
On December 22, 2020, the DOJ filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021. On November 19, 2021, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two consolidated cases (not involving Walmart) interpreting the CSA.
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business.
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
The Company measures the results of its segments using, among other measures, each segment's net sales and operating income, which includes certain corporate overhead allocations. From time to time, the Company revises the measurement of each segment's operating income and other measures, including any corporate overhead allocations, as determined by the information regularly reviewed by its CODM. When the measurement of a segment significantly changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2021	2020	2021	2020
Net sales:
Walmart U.S.	$96,609	$88,353	$287,968	$270,378
Walmart International	23,627	29,554	73,962	86,487
Sam's Club	18,971	15,845	54,307	47,383
Net sales	$139,207	$133,752	$416,237	$404,248
Operating income by segment, as well as operating loss for corporate and support, interest, net, loss on extinguishment of debt and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2021	2020	2021	2020
Operating income (loss):
Walmart U.S.	$4,860	$4,589	$16,404	$13,948
Walmart International	871	1,078	2,926	2,696
Sam's Club	475	431	1,710	1,517
Corporate and support	(414)	(320)	(985)	(1,100)
Operating income	5,792	5,778	20,055	17,061
Interest, net	442	516	1,456	1,700
Loss on extinguishment of debt	2,410	—	2,410	—
Other (gains) and losses	(1,207)	(1,853)	2,275	(5,796)
Income before income taxes	$4,147	$7,115	$13,914	$21,157
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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2021	2020	2021	2020
Grocery	$55,560	$50,683	$161,600	$155,149
General merchandise	28,544	26,927	90,858	84,075
Health and wellness	11,030	9,806	31,480	28,560
Other categories	1,475	937	4,030	2,594
Total	$96,609	$88,353	$287,968	$270,378
Of Walmart U.S.'s total net sales, approximately $11.1 billion and $10.3 billion related to eCommerce for the three months ended October 31, 2021 and 2020, respectively, and approximately $33.6 billion and $29.1 billion related to eCommerce for the nine months ended October 31, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2021	2020	2021	2020
Mexico and Central America	$8,718	$7,429	$25,706	$23,133
United Kingdom	—	7,249	3,811	21,079
Canada	5,507	4,969	15,847	14,383
China	3,538	2,787	10,313	8,735
Other	5,864	7,120	18,285	19,157
Total	$23,627	$29,554	$73,962	$86,487
Of Walmart International's total net sales, approximately $4.3 billion related to eCommerce for each of the three months ended October 31, 2021 and 2020, respectively, and approximately $12.7 billion and $10.5 billion related to eCommerce for the nine months ended October 31, 2021 and 2020, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam’s Club net sales by merchandise category	2021	2020	2021	2020
Grocery and consumables	$12,335	$10,450	$35,018	$31,526
Fuel, tobacco and other categories	2,932	1,942	8,047	6,023
Home and apparel	1,976	1,693	6,252	4,926
Health and wellness	1,037	1,017	2,934	2,849
Technology, office and entertainment	691	743	2,056	2,059
Total	$18,971	$15,845	$54,307	$47,383
Of Sam's Club's total net sales, approximately $1.7 billion and $1.3 billion related to eCommerce for the three months ended October 31, 2021 and 2020, respectively, and approximately $4.9 billion and $3.7 billion related to eCommerce for the nine months ended October 31, 2021 and 2020, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2022 ("fiscal 2022") and the fiscal year ended January 31, 2021 ("fiscal 2021"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2021, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2021, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2021.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Consistent with our strategy to strengthen our Walmart International portfolio for the long-term, we completed the following actions during the nine months ended October 31, 2021:
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

We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, including the ongoing COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, supply chain disruptions, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID–19 pandemic; the duration and extent of economic stimulus measures; timing and effectiveness of global vaccines, as well as potential impacts of any related vaccine mandates on our workforce; supply chain disruptions; and volatility in employment trends and consumer confidence which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.

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
Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2021 and 2020, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	9.4%	6.6%	0.4%	(0.1)%	6.7%	8.9%	0.4%	(0.2)%
Sam's Club	19.6%	8.3%	5.9%	(3.3)%	14.6%	8.9%	5.4%	(3.8)%
Total U.S.	11.0%	6.8%	1.3%	(0.6)%	7.9%	8.9%	1.2%	(0.7)%
Comparable sales in the U.S., including fuel, increased 11.0% and 7.9% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 9.4% and 6.7% for the three and nine months ended October 31, 2021, respectively, driven by growth in transactions and average ticket, which includes strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. In the first quarter of fiscal 2022, average ticket increased while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth through the second and third quarters of fiscal 2022 as customers' pre-pandemic behaviors largely resumed. The Walmart U.S. segment's eCommerce sales grew at a slower rate than total comparable sales which negatively contributed approximately 0.1% to comparable sales for the three months ended October 31,

2021 as customers shifted toward more in-store shopping as compared to the same period in the previous year. For the nine months ended October 31, 2021, eCommerce sales positively contributed approximately 1.3% to comparable sales, primarily driven by store pick-up and delivery.
Comparable sales at the Sam's Club segment increased 19.6% and 14.6% for the three and nine months ended October 31, 2021, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and was aided by consumer spending due to government stimulus, and also includes some higher inflation impacts in certain merchandise categories compared to recent years. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. The Sam's Club segment's eCommerce sales positively contributed approximately 1.1% and 1.7% to comparable sales for the three and nine months ended October 31, 2021, respectively.
Consistent Operating Discipline
We operate with discipline by managing expenses and optimizing the efficiency of how we work and creating an environment in which we have sustainable lowest cost to serve. We invest in technology and process improvements to increase productivity, manage inventory, and reduce costs. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2021	2020	2021	2020
Net sales	$139,207	$133,752	$416,237	$404,248
Percentage change from comparable period	4.1%	5.3%	3.0%	6.6%
Operating, selling, general and administrative expenses	$29,710	$28,591	$86,350	$84,957
Percentage change from comparable period	3.9%	4.4%	1.6%	5.9%
Operating, selling, general and administrative expenses as a percentage of net sales	21.3%	21.4%	20.7%	21.0%
Operating expenses as a percentage of net sales was relatively flat for the three months ended October 31, 2021, which benefited from growth in net sales and $0.2 billion of lower incremental COVID-19 related costs as compared to the same period in the prior year, offset by increased wage investments primarily in the Walmart U.S. segment. Operating expenses as a percentage of net sales decreased 27 basis points for the nine months ended October 31, 2021, primarily driven by net sales growth and lower incremental COVID-19 related costs of $2.0 billion as compared to the same period in the prior year, partially offset by increased wage investments primarily in the Walmart U.S. segment.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2021	2020
Supply chain, customer-facing initiatives and technology	$4,408	$3,316
Store and club remodels	2,375	1,531
New stores and clubs, including expansions and relocations	112	64
Total U.S.	6,895	4,911
Walmart International	1,693	1,527
Total Capital Expenditures	$8,588	$6,438

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 3.3% and 8.2% for the trailing twelve months ended October 31, 2021 and 2020, respectively. The decrease in ROA was primarily due to net fair value changes in our equity instruments as well as the losses on divestiture of our operations in the

U.K. and Japan, partially offset by the increase in operating income. ROI was 14.5% and 13.7% for the trailing twelve months ended October 31, 2021 and 2020. The increase in ROI was primarily due to the increase in operating income.
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
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. As mentioned above, we consider ROA to be the financial measure computed in accordance with GAAP most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; and adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2021	2020
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$8,299	$20,008
Denominator
Average total assets(1)	$247,857	$245,347
Return on assets (ROA)	3.3%	8.2%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,542	$22,383
+ Interest income	141	132
+ Depreciation and amortization	10,771	11,161
+ Rent	2,360	2,646
= ROI operating income	$38,814	$36,322

Denominator
Average total assets(1)	$247,857	$245,347
'+ Average accumulated depreciation and amortization(1)	99,872	95,637
'- Average accounts payable(1)	55,654	51,951
- Average accrued liabilities(1)	24,735	22,984
= Average invested capital	$267,340	$266,049
Return on investment (ROI)	14.5%	13.7%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of October 31,
	2021	2020	2019
Certain Balance Sheet Data
Total assets	$244,851	$250,863	$239,830
Accumulated depreciation and amortization	100,168	99,576	91,697
Accounts payable	57,156	54,152	49,750
Accrued liabilities	24,474	24,995	20,973

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $16.3 billion for the nine months ended October 31, 2021, which decreased when compared to $22.9 billion for the nine months ended October 31, 2020 primarily due to an increase in inventory purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages. We generated free cash flow of $7.7 billion for the nine months ended October 31, 2021, which decreased when compared to $16.4 billion for the nine months ended October 31, 2020 due to the same reasons as the decrease in net cash provided by operating activities, as well as $2.2 billion in increased capital expenditures.
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

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$16,291	$22,880
Payments for property and equipment	(8,588)	(6,438)
Free cash flow	$7,703	$16,442

Net cash used in investing activities(1)	$(1,530)	$(6,507)
Net cash used in financing activities	(18,113)	(11,340)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Total revenues	$140,525	$134,708	$419,883	$407,072
Percentage change from comparable period	4.3%	5.2%	3.1%	6.5%
Net sales	$139,207	$133,752	$416,237	$404,248
Percentage change from comparable period	4.1%	5.3%	3.0%	6.6%
Total U.S. calendar comparable sales increase	11.0%	6.8%	7.9%	8.9%
Gross profit margin as a percentage of net sales	24.6%	25.0%	24.7%	24.5%
Operating income	$5,792	$5,778	$20,055	$17,061
Operating income as a percentage of net sales	4.2%	4.3%	4.8%	4.2%
Loss on extinguishment of debt	$2,410	$—	$2,410	$—
Other (gains) and losses	$(1,207)	$(1,853)	$2,275	$(5,796)
Consolidated net income	$3,132	$5,201	$10,307	$15,714
Unit counts at period end	10,566	11,510	10,566	11,510
Retail square feet at period end	1,065	1,128	1,065	1,128
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $5.8 billion or 4.3% and $12.8 billion or 3.1% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases in revenues were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which benefited from strong U.S. consumer spending and some inflation, along with positive comparable sales in the majority of our remaining international markets. These increases were partially offset by net sales decreases of $9.4 billion and $22.4 billion for the three and nine months ended October 31, 2021, respectively, primarily related to the divestiture of our operations in the U.K. and Japan, which closed in February 2021 and March 2021, respectively. Net sales also benefited from a $1.3 billion and $4.7 billion positive impact of fluctuations in currency exchange rates for the three and nine months ended October 31, 2021, respectively.
Gross profit as a percentage of net sales ("gross profit rate") decreased 42 basis points for the three months ended October 31, 2021 when compared to the same period in the previous fiscal year, primarily due to higher supply chain costs and fuel mix in the Walmart U.S. and Sam's Club segments. These decreases were partially offset by benefits in the Walmart U.S. segment related to lower markdowns, price management, and growth in our advertising business.
Gross profit rate increased 15 basis points for the nine months ended October 31, 2021 when compared to the same period in the previous fiscal year. The decrease for the three months ended October 31, 2021 was more than offset by increases in the first quarter of fiscal 2022 primarily driven by mix shifts into general merchandise in the Walmart U.S. segment, due in part to government stimulus spending, lower markdowns and lapping last year's COVID-19 related mix shifts into lower margin categories such as food and consumables.
Operating expenses as a percentage of net sales was relatively flat for the three months ended October 31, 2021, which benefited from growth in net sales and $0.2 billion of lower incremental COVID-19 related costs as compared to the same period in the prior year, offset by increased wage investments primarily in the Walmart U.S. segment. Operating expenses as a percentage of net sales decreased 27 basis points for the nine months ended October 31, 2021, primarily driven by net sales growth and lower incremental COVID-19 related costs of $2.0 billion as compared to the same period in the prior year, partially offset by increased wage investments primarily in the Walmart U.S. segment.
Loss on extinguishment of debt was $2.4 billion for both the three and nine months ended October 31, 2021, due to the early retirement of certain higher rate long-term debt to reduce interest expense in future periods.
Other gains and losses for the three months ended October 31, 2021 consisted of a net gain of $1.2 billion primarily associated with the fair value changes of our equity investments. Other gains and losses for the nine months ended October 31, 2021 consisted of a net loss of $2.3 billion which primarily reflects $1.8 billion in net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022. For the three and nine months ended October 31, 2020, other gains and losses consisted of a net gain of $1.9 billion and $5.8 billion, respectively, primarily representing the fair value changes of our equity investments and the loss on sale of Walmart Argentina.
Our effective income tax rate was 24.5% and 25.9% for the three and nine months ended October 31, 2021, respectively, compared to 26.9% and 25.7% for the same periods in the previous fiscal year. The decrease in effective tax rate for the three months ended October 31, 2021 is primarily due to the loss on sale of Walmart Argentina recorded in the third quarter of fiscal 2021, as it provided minimal realizable tax benefit. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $2.1 billion and $5.4 billion for the three and nine months ended October 31, 2021 respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.11 and $3.59 for the three and nine months ended October 31, 2021, respectively, which represents respective decreases of $0.69 and $1.89, when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Net sales	$96,609	$88,353	$287,968	$270,378
Percentage change from comparable period	9.3%	6.2%	6.5%	8.7%
Calendar comparable sales increase	9.4%	6.6%	6.7%	8.9%
Operating income	$4,860	$4,589	$16,404	$13,948
Operating income as a percentage of net sales	5.0%	5.2%	5.7%	5.2%
Unit counts at period end	4,742	4,748	4,742	4,748
Retail square feet at period end	703	703	703	703
Net sales for the Walmart U.S. segment increased $8.3 billion or 9.3% and $17.6 billion or 6.5% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 9.4% and 6.7% for the three and nine months ended October 31, 2021, respectively, driven by growth in transactions and average ticket, which includes strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. In the first quarter of fiscal 2022, average ticket increased while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth through the second and third quarters of fiscal 2022 as customers' pre-pandemic behaviors largely resumed. The Walmart U.S. segment's eCommerce sales grew at a slower rate than total comparable sales which negatively contributed approximately 0.1% to comparable sales for the three months ended October 31, 2021 as customers shifted toward more in-store shopping as compared to the same period in the previous year. For the nine months ended, eCommerce sales positively contributed approximately 1.3% to comparable sales, primarily driven by store pick-up and delivery.
Gross profit rate decreased 12 basis points for the three months ended October 31, 2021 when compared to the same period in the previous fiscal year, primarily driven by higher supply chain costs and fuel mix, partially offset by lower markdowns, price management, and growth in our advertising business. For the nine months ended October 31, 2021, gross profit rate increased 50 basis points due primarily to shifts into general merchandise due in part to government stimulus spending and lapping last year's COVID-related mix shifts into food and consumables in the first quarter of fiscal 2021. Gross profit rate was also impacted by lower markdowns, lapping the temporary closures of our Auto Care Centers and Vision centers, price management, and growth in our advertising business, partially offset by increased supply chain costs.
Operating expenses as a percentage of net sales increased 20 basis points for the three months ended October 31, 2021 when compared to the same period in the previous fiscal year, primarily driven by increased wage investments, partially offset by strong sales growth and $0.1 billion of lower incremental COVID-19 costs. Operating expenses as a percentage of net sales were relatively flat for the nine months ended October 31, 2021 when compared to the same period in the previous fiscal year, which benefited from strong sales, lower incremental COVID-19 costs of $1.5 billion and lapping a $0.4 billion business restructuring charge in the second quarter of fiscal 2021, partially offset by increased investments in wages.
As a result of the factors discussed above, operating income increased $0.3 billion and $2.5 billion for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Net sales	$23,627	$29,554	$73,962	$86,487
Percentage change from comparable period	(20.1)%	1.3%	(14.5)%	(0.7)%
Operating income	$871	$1,078	$2,926	$2,696
Operating income as a percentage of net sales	3.7%	3.6%	4.0%	3.1%
Unit counts at period end	5,224	6,163	5,224	6,163
Retail square feet at period end	282	345	282	345

Net sales for the Walmart International segment decreased $5.9 billion or 20.1% and $12.5 billion or 14.5% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The reduction in net sales was due to decreases of $9.4 billion and $22.4 billion for the three and nine months ended October 31, 2021, respectively, primarily related to the divestiture of Asda and Seiyu during the first quarter of fiscal 2022. The decreases were partially offset by positive net sales growth in the majority of our remaining markets. Net sales for the three and nine months ended October 31, 2021 included positive fluctuations in currency exchange rates of $1.3 billion and $4.7 billion, respectively.
Gross profit rate decreased 86 basis points for the three months ended October 31, 2021 when compared to the same period in the previous fiscal year, primarily driven by shifts into lower margin formats. The divested markets also negatively impacted our gross profit rate. Gross profit rate decreased 38 basis points for the nine months ended October 31, 2021, when compared to the same period in the previous fiscal year primarily driven by shifts into lower margin formats and the decrease related to our divested markets, partially offset by benefits in the first quarter of fiscal 2022 related to mix shifts into higher margin categories and lower markdowns.
Operating expenses as a percentage of net sales decreased 10 and 62 basis points for the three and nine months ended October 31, 2021, respectively when compared to the same periods in the previous fiscal year, primarily due to lower incremental COVID-19 related costs and impacts from the divested markets. Additionally, operating expenses as a percentage of net sales for the nine months ended October 31, 2021 benefited from depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022.
Operating income for the three and nine months ended October 31, 2021 included positive fluctuations in currency exchange rates of $0.1 billion and $0.3 billion, respectively. As a result of the factors discussed above, operating income decreased $0.2 billion and increased $0.2 billion for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year.
Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2021	2020	2021	2020
Including Fuel
Net sales	$18,971	$15,845	$54,307	$47,383
Percentage change from comparable period	19.7%	8.3%	14.6%	8.9%
Calendar comparable sales increase	19.6%	8.3%	14.6%	8.9%
Operating income	$475	$431	$1,710	$1,517
Operating income as a percentage of net sales	2.5%	2.7%	3.1%	3.2%
Unit counts at period end	600	599	600	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$16,614	$14,596	$47,988	$43,929
Percentage change from comparable period	13.8%	11.6%	9.2%	12.7%
Operating income	$368	$358	$1,473	$1,283
Operating income as a percentage of net sales	2.2%	2.5%	3.1%	2.9%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $3.1 billion or 19.7% and $6.9 billion or 14.6% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 19.6% and 14.6% for the three and nine months ended October 31, 2021, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and was aided by consumer spending due to government stimulus, and also includes some higher inflation impacts in certain merchandise categories compared to recent years. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce net sales positively contributed approximately 1.1% and 1.7% to comparable sales for the three and nine months ended October 31, 2021, respectively.
Gross profit rate decreased 127 and 75 basis points for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The gross profit rates were negatively impacted by higher supply chain costs, increased fuel sales which have lower margins, and cost inflation. The decrease in gross profit rate for the nine months ended October 31, 2021 was partially offset by favorable sales mix, including reduced tobacco sales.

Membership and other income increased 14.4% and 13.0% for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The increases were due to increases in overall renewal rates, new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 117 and 73 basis points for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily the result of higher fuel sales as well as a benefit from lower incremental COVID-19 related costs. The decrease in operating expense as a percentage of segment net sales for the nine months ended October 31, 2021 was partially offset by reduced tobacco sales.
As a result of the factors discussed above, operating income increased $44 million and $193 million for the three and nine months ended October 31, 2021, respectively, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Net cash provided by operating activities	$16,291	$22,880
Net cash provided by operating activities was $16.3 billion and $22.9 billion for the nine months ended October 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities for the nine months ended October 31, 2021 was primarily due to an increase in inventory purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $16.1 billion and $14.3 billion at October 31, 2021 and 2020, respectively. Our working capital deficit was $4.7 billion as of October 31, 2021, which decreased when compared to $14.5 billion as of October 31, 2020, primarily driven by the increase in inventory described above. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of October 31, 2021 and January 31, 2021, cash and cash equivalents of $5.5 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $5.5 billion at October 31, 2021, approximately $2.8 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized to fund the operations of Flipkart.
Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Net cash used in investing activities	$(1,530)	$(6,507)
Net cash used in investing activities was $1.5 billion as compared to $6.5 billion for the nine months ended October 31, 2021 and 2020, respectively. Net cash used in investing activities decreased $5.0 billion for the nine months ended October 31, 2021 primarily due to the net proceeds received from the divestitures of Asda and Seiyu, partially offset by increased capital expenditures.
Growth activities
For the fiscal year ending January 31, 2022, we project capital expenditures will be approximately $13 billion, with a focus on supply chain, automation, customer-facing initiatives and technology. Refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for the nine months ended October 31, 2021 and 2020.

Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2021	2020
Net cash used in financing activities	$(18,113)	$(11,340)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of the Company's common stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $18.1 billion as compared to $11.3 billion for the nine months ended October 31, 2021 and 2020, respectively. The increase in net cash used in financing activities is primarily due to repayments of long-term debt and related payment of premiums for the early extinguishment of certain notes, as well as increased share repurchases, partially offset by new long-term debt issuances in the current year and equity funding from the sale of subsidiary stock. During the nine months ended October 31, 2021, the Company received $3.2 billion related to the sale of stock by certain of its subsidiaries, primarily related to a new equity funding which reduced the Company's ownership of its majority-owned Flipkart subsidiary from approximately 83% as of January 31, 2021, to approximately 75%.
In April 2021, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2021, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2021:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Proceeds from issuance of long-term debt	—	6,945	6,945
Repayments of long-term debt	(3,010)	(10,000)	(13,010)
Reclassifications of long-term debt	1,461	(1,461)	—
Other	9	(253)	(244)
Balances as of October 31, 2021	$1,575	$36,425	$38,000
Our total outstanding long-term debt decreased $6.3 billion during the nine months ended October 31, 2021, primarily due to the extinguishment and maturities of certain long-term debt, partially offset by the issuance of new long-term debt in September 2021. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the maturities, extinguishment and issuances of long-term debt. The early extinguishment of certain long-term debt allowed us to retire higher rate debt to reduce interest expense in future periods. In connection with this early extinguishment of debt, the Company paid premiums of $2.3 billion, which represents the majority of the $2.4 billion loss recorded on the transaction during the nine months ended October 31, 2021.
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
The dividend installments payable on April 5, 2021, June 1, 2021 and September 7, 2021 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of October 31, 2021, authorization for $13.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2021	2020
Total number of shares repurchased	52.7	9.6
Average price paid per share	$139.76	$123.54
Total amount paid for share repurchases	$7,368	$1,186
Capital Resources
We believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include funding seasonal increases in merchandise inventories, our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in the capital markets. We also have $15.0 billion in various committed lines of credit in the U.S., all of which currently remains undrawn. At October 31, 2021, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 7 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation ," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 7, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter, the Money Transfer Agent Services Proceedings matter and the Foreign Direct Investment matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters."The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of October 31, 2021, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC on March 19, 2021, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,100 cases as of November 22, 2021, some of which cases are in the process of being transferred to the MDL or have remand motions pending. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The Company intends to appeal this verdict. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the U.S. District Court for the Eastern District of Oklahoma, where trial is currently scheduled to begin in September 2022. In addition, there are over 200 state court cases pending as of November 22, 2021, some of which may be removed to federal court to seek MDL transfer. The case citations for the state court cases are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
DOJ Opioid Civil Litigation: On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company’s action, Walmart Inc. v. U.S. Department of Justice et al., USDC, Eastern Dist. of Texas, 10/22/20, was dismissed. The Company has appealed this decision to the Fifth Circuit and awaits the court's decision. A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the DOJ against the Company, in which the DOJ alleges violations of the CSA related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021. On November 19, 2021, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two other cases interpreting the CSA, which have been consolidated into Ruan v. United States, __, S. Ct. __,2021 WL 5148067 (U.S. Nov. 5, 2021) (mem.).
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class action lawsuits drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming various current and former directors and certain officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution; and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company’s disclosures with respect to opioids, were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021, the court consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants filed a motion to dismiss the consolidated securities class action on October 8, 2021.
Derivative Lawsuits: Abt v. Alvarez et al., USDC, Dist. of DE, 2/9/21; Nguyen v. McMillon et al., USDC, Dist. of DE, 4/16/21: Ontario Provincial Council of Carpenters' Pension Trust Fund et al. v. Walton et al., DE Court of Chancery, 9/27/21.
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
Money Transfer Agent Services Proceedings: The Company has received grand jury subpoenas issued by the United States Attorney’s Office for the Middle District of Pennsylvania seeking documents regarding the Company’s consumer fraud program and anti-money laundering compliance related to the Company’s money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government’s investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") and is cooperating with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. While the Company had been engaged in discussions with the FTC regarding a potential resolution of this matter, the parties have not been able to reach a resolution. The FTC staff recently forwarded a draft civil complaint to the FTC seeking authority to file a complaint against the Company seeking various forms of monetary and injunctive relief. The FTC is currently considering whether to grant such authorization. The Company is unable to predict the final outcome of the investigations, any discussions, or any related actions by the governmental entities regarding these matters. While the Company does not currently believe that the final outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and final outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
In June 2021, the Company signed a tolling agreement with the Office of the Attorney General of the State of California to toll the statute of limitations for potential claims regarding Walmart’s management of waste consumer products at its California facilities that are alleged to be hazardous. The Company is presently engaged in settlement discussions. It is not presently known whether a settlement will be reached or enforcement action will ensue, but the potential for penalties or settlement costs could exceed $1 million. The Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of October 31, 2021, authorization for $13.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2021, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2021	4,470,493	$147.73	4,470,493	$14.6
September 1 - 30, 2021	4,988,810	144.55	4,988,810	13.9
October 1 - 31, 2021	5,315,215	141.62	5,315,215	13.1
Total	14,774,518		14,774,518
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 4 to those Condensed Consolidated Financial Statements regarding the intended uses of proceeds from certain bond offerings;
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
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of the COVID-19 pandemic; statements under the caption "Overview" relating to the possible impact of volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics – Strategic Capital Allocation"

regarding our strategy and discipline for capital allocation; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our financial framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital Deficit" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of dividends in fiscal 2022; a statement under the caption "Liquidity and Capital Resources Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
•COVID-19 related challenges, including reduced customer transactions and tickets, reduced store hours, shifts in demand from discretionary products, supply chain disruption and production, labor shortages and increases in labor costs, and dissemination of global vaccines, as well as potential impacts of any related vaccine mandates on our workforce;
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

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on February 1, 2018

Exhibit 3.2	Amended and Restated Bylaws of the Company dated July 23, 2019 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on July 26, 2019

Exhibit 4.1
Series Terms Certificate Pursuant to the Indenture Relating to 1.050% Notes Due 2026 of the Company is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.2
Series Terms Certificate Pursuant to the Indenture Relating to 1.500% Notes Due 2028 of the Company is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.3
Series Terms Certificate Pursuant to the Indenture Relating to 1.800% Notes Due 2031 of the Company is incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.4
Series Terms Certificate Pursuant to the Indenture Relating to 2.500% Notes Due 2041 of the Company is incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.5
Series Terms Certificate Pursuant to the Indenture Relating to 2.650% Notes Due 2051 of the Company is incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.6
Form of Global Note to represent the 1.050% Notes Due 2026 of the Company is incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.7
Form of Global Note to represent the 1.500% Notes Due 2028 of the Company is incorporated herein by reference to Exhibit 4.7 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.8
Form of Global Note to represent the 1.800% Notes Due 2031 of the Company is incorporated herein by reference to Exhibit 4.8 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.9
Form of Global Note to represent the 2.500% Notes Due 2041 of the Company is incorporated herein by reference to Exhibit 4.9 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 4.10
Form of Global Note to represent the 2.650% Notes Due 2051 of the Company is incorporated herein by reference to Exhibit 4.10 to the Current Report on Form 8-K that the Company filed on September 15, 2021.

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: December 1, 2021	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2021	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2021	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)