Form 10-K
period 2022-01-31
Walmart Inc.
filed 2022-03-18
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of July 31, 2021, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 30, 2021, was $206,032,159,403. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 2,751,779,629 shares of common stock outstanding as of March 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2022 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2022

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2022
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 1, 2022 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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
•the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, comparable store and club sales, our Walmart U.S. operating segment's eCommerce sales, liabilities, expenses of certain categories, expense leverage, operating income, returns, capital and operating investments or expenditures of particular types and new store openings;
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
•the effect on the Company's results of operations or financial position of the Company's adoption of certain new, or amendments to existing, accounting standards; or
•our commitments, intentions, plans or goals related to environmental, sustainability, and governance ("ESG") priorities, including, but not limited to, the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce, and to access our other service offerings. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve approximately 230 million customers who visit more than 10,500 stores and numerous eCommerce websites under 46 banners in 24 countries.
Our strategy is to make every day easier for busy families, operate with discipline, sharpen our culture and become more digital, and make trust a competitive advantage. Making life easier for busy families includes our commitment to price leadership, which has been and will remain a cornerstone of our business, as well as increasing convenience to save our customers time. By leading on price, we earn the trust of our customers every day by providing a broad assortment of quality merchandise and services at everyday low prices ("EDLP"). EDLP is our pricing philosophy under which we price items at a low price every day so our customers trust that our prices will not change under frequent promotional activity. Everyday low cost ("EDLC") is our commitment to control expenses so our cost savings can be passed along to our customers.
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of and for the fiscal years ended January 31, 2022 ("fiscal 2022"), January 31, 2021 ("fiscal 2021") and January 31, 2020 ("fiscal 2020"). During fiscal 2022, we generated total revenues of $572.8 billion, which was comprised primarily of net sales of $567.8 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2022, our Walmart International segment conducted business in 23 countries.
In 2000, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site to Store service, enabling customers to make a purchase online and pick up merchandise in stores. To date, we now have over 8,000 pickup and 6,000 delivery locations globally. In recent years, we have heavily invested in omni-channel and eCommerce innovation, as well as made several eCommerce acquisitions to better serve our customers. These investments have enabled us to leverage technology, talent and expertise, incubate digitally-native brands, and expand our assortment and service offerings. We have also continued to enhance our eCommerce initiatives internationally, such as with our acquisition of a majority stake of Flipkart Private Limited ("Flipkart"), which is our ecosystem in India that includes eCommerce platforms of Flipkart and Myntra as well as PhonePe, a digital transaction platform.
We are enhancing our ecosystem with our omni-channel capabilities, stores, service offerings, eCommerce websites and marketplaces as well as our supply chain combined with approximately 2.3 million associates as of January 31, 2022 to better serve our customers. Together, we believe these elements produce a flywheel effect which creates relationships where customers view Walmart as their primary destination. In the U.S., our Walmart+ membership incorporates several service offerings which provide enhanced omni-channel shopping experiences and benefits for members. As we execute on our strategy, our flywheel is accelerating through offerings such as our Walmart Connect advertising business, Walmart Fulfillment Services, our health and wellness business, including Walmart Health, and our financial services business. These offerings represent mutually reinforcing pieces of our flywheel centered around our customers around the world who are increasingly seeking convenience.

Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. We also previously operated in Argentina prior to the sale of Walmart Argentina in fiscal 2021 and operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for information on these divestitures. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club, which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Additional information on our operating segments and geographic information is contained in Note 13 to our Consolidated Financial Statements.
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com and other eCommerce brands. Walmart U.S. had net sales of $393.2 billion for fiscal 2022, representing 69% of our fiscal 2022 consolidated net sales, and had net sales of $370.0 billion and $341.0 billion for fiscal 2021 and 2020, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as pickup and delivery, ship-from-store, and digital pharmacy fulfillment options. As of January 31, 2022, we had approximately 4,600 pickup locations and more than 3,500 same-day delivery locations. Our Walmart+ membership offering provides enhanced omni-channel shopping benefits that currently include unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel and pharmacy discounts, and mobile scan & go for a streamlined in-store shopping experience. We have several eCommerce websites, the largest of which is walmart.com. We define eCommerce sales as sales initiated by customers digitally and fulfilled by a number of methods including our dedicated eCommerce fulfillment centers and leveraging our stores. The following table provides the approximate size of our retail stores as of January 31, 2022:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	221,000	105,000
Neighborhood markets(1) (grocery)	28,000	65,000	42,000
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
•Health and wellness includes pharmacy, over-the-counter drugs and other medical products, optical services and other clinical services.
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private brands, including brands such as: "Allswell," "Athletic Works," "Bonobos Fielder," "Eloquii Elements," "Equate," "Free Assembly," "Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Hyper Tough," "Mainstays," "Marketside," "No Boundaries," "onn.," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "Time and Tru," "Way to Celebrate" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Avia," "Better Homes & Gardens," "Pioneer Woman" and "Sofia Jeans by Sofia Vergara."

Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
The Walmart U.S. business also includes an in-house advertising offering via Walmart Connect, supply chain and fulfillment capabilities to online marketplace sellers via Walmart Fulfillment Services, and access to quality, affordable healthcare via Walmart Health. In Fiscal 2022, Walmart U.S. initiatives also included the launch of a B2B last mile delivery service platform via Walmart GoLocal, and Walmart Luminate which provides a suite of data products to merchants and suppliers. Additional service offerings include fuel, financial services and related products (including through our digital channels, stores and clubs as well as our previously announced fintech joint venture), such as money orders, prepaid access, money transfers, check cashing, bill payment, and certain types of installment lending. Combined, these offerings do not currently represent a significant portion of annual segment revenues.
Operations. Walmart U.S. is available to customers through supercenters, discount stores and neighborhood markets, as well as online or through the mobile application 24 hours a day. Consistent with its strategy, Walmart U.S. continues to develop technology tools and services to better serve customers and help stores operate more efficiently, such as pickup and delivery, Walmart+, ship-from-store and other initiatives which provide convenient and seamless omni-channel shopping experiences.
Seasonal Aspects of Operations. Walmart U.S.'s business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as different weather patterns. Historically, its highest sales volume has occurred in the fiscal quarter ending January 31.
Competition. Walmart U.S. competes with brick and mortar, eCommerce, and omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, eCommerce retailers, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers, and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, cost and speed of and options for delivery to customers of merchandise purchased through our digital platforms or through our omni-channel integration of our physical and digital operations. We employ many strategies and programs designed to meet competitive pressures within our industry. These strategies include the following:
•EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;
•EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers;
•Omni-channel offerings such as pickup and delivery and our Walmart+ membership offering, all of which enhance convenience and seek to serve customers in the ways they want to be served; and
•Expanding our flywheel and the products and services we offer in areas such as digital advertising, fulfillment services, health and wellness, and financial services.
Distribution. We utilize a total of 157 distribution facilities which are located strategically throughout the U.S. For fiscal 2022, the majority of Walmart U.S.'s purchases of store merchandise were shipped through these facilities, while most of the remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 31 dedicated eCommerce fulfillment centers, as well as leveraging our ability to ship or deliver directly from more than 3,500 stores.
Walmart International Segment
Walmart International is our second largest segment and operated in 23 countries outside of the U.S. as of January 31, 2022. Walmart International operates through our wholly-owned subsidiaries in Canada, Chile, and China, and our majority-owned subsidiaries in Africa (which includes Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, South Africa, Swaziland, Tanzania, Uganda and Zambia), India, as well as Mexico and Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Walmart International previously operated in Argentina prior to the sale of

Walmart Argentina in fiscal 2021 and operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for discussion of recent divestitures.
Walmart International includes numerous formats divided into two major categories: retail and wholesale. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through walmart.com.mx, walmart.ca, flipkart.com and other sites. Walmart International had net sales of $101.0 billion for fiscal 2022, representing 18% of our fiscal 2022 consolidated net sales, and had net sales of $121.4 billion and $120.1 billion for fiscal 2021 and 2020, respectively. The gross profit rate is lower than that of Walmart U.S. primarily because of its format mix.
Walmart International's strategy is to create strong local businesses powered by Walmart which means being locally relevant and customer-focused in each of the markets it operates. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, which include the following highlights over the last three years:
•Divestiture of Walmart Argentina in November 2020.
•Divestiture of Asda Group Limited ("Asda"), our retail operations in the U.K., in February 2021.
•Divestiture of a majority stake in Seiyu, our retail operations in Japan, in March 2021.
Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through pickup and delivery services in most of our markets, our marketplaces such as Flipkart in India, and a digital transaction platform anchored in payments such as PhonePe in India. Same-day delivery capacity continues to expand in Mexico, including our recent launch of a membership model which provides unlimited same-day delivery from stores, and in China, our partnerships with JD.com and JD Daojia provide customers one-hour delivery by leveraging Walmart stores as fulfillment centers. A value-based internet and telephone service was recently launched in Mexico allowing customers to enjoy digital connectivity.
Generally, retail units' selling areas range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling areas generally range in size from 24,000 square feet to 158,000 square feet. As of January 31, 2022, Walmart International had approximately 2,900 pickup and over 1,900 delivery locations.
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Cambridge," "Extra Special," "Lider," "Myntra," and "PhonePe." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Walmart International also offers advertising, financial services and related products in various markets. Our businesses in Mexico and Canada, for example, offer prepaid cards and money transfers, and our PhonePe business in India provides a platform that offers mobile and bill payment, person-to-person (P2P) payment, investment and insurance solutions, financial services and advertising. Combined, these offerings did not represent a significant portion of annual segment revenues.
Operations. The hours of operation for operating units in Walmart International vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. Consistent with its strategy, Walmart International continues to develop technology tools and services to better serve customers and help its various formats operate more efficiently, as well as to provide convenient and seamless omni-channel shopping experiences.
Seasonal Aspects of Operations. Walmart International's business is seasonal to a certain extent. Historically, its highest sales volume has occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns.
Competition. Walmart International competes with brick and mortar, eCommerce, and omni-channel retailers who operate department, drug, discount, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, wholesale clubs, home-improvement stores, specialty electronics stores, cash & carry operations and convenience stores, and eCommerce retailers, as well as catalog businesses. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers, and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Distribution. We utilize a total of 179 distribution facilities located in Canada, Central America, Chile, China, India, Mexico and South Africa. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2022, the majority of Walmart International's purchases passed through these distribution facilities. Suppliers ship the remainder of Walmart International's purchases directly to our stores in the various markets in which we operate. Across the segment, we have efficient networks connecting physical stores and distribution and fulfillment centers which facilitate the movement of goods to where our customers live. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 83 dedicated eCommerce fulfillment centers, more than 3,400 eCommerce sort centers and last-mile delivery facilities in India, as well as our physical retail stores.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $73.6 billion for fiscal 2022, representing 13% of our consolidated fiscal 2022 net sales, and had net sales of $63.9 billion and $58.8 billion for fiscal 2021 and 2020, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$100	$45
Number of Add-on Memberships ($40 each)	Up to 16	Up to 8
All memberships include a spouse/household card at no additional cost. Plus Members are also eligible for free shipping on the majority of merchandise, with no minimum order size, and receive discounts on prescriptions and glasses. Beginning in fiscal 2023, Sam's Club launched a single loyalty rewards currency called Sam's Cash which merges and replaces existing Cash Rewards for Plus members and Cash Back for Sam's Club Mastercard holders. Members may redeem Sam's Cash on purchases in the club and online, to pay for membership fees or for cash in clubs. Sam's Cash does not expire and is available for monthly redemption.
Omni-channel. Sam's Club provides an omni-channel experience to customers, integrating retail stores and eCommerce through such services as Curbside Pickup, mobile Scan & Go, ship-from-club, and delivery-from-club. Members have access to a broad assortment of merchandise and services, including those not found in our clubs, online at samsclub.com and through our mobile commerce applications. The warehouse facility sizes generally range between 32,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
Merchandise. Sam's Club offers merchandise in the following five merchandise categories:
•Grocery and consumables includes dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;
•Fuel, tobacco and other categories;
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
In addition, the Member's Mark private label brand continues to expand its assortment and deliver member value.
Operations. Operating hours for Sam's Clubs are generally Monday through Friday from 10:00 a.m. to 8:00 p.m., Saturday from 9:00 a.m. to 8:00 p.m. and Sunday from 10:00 a.m. to 6:00 p.m. Additionally, most club locations offer Plus Members the ability to shop before the regular operating hours Monday through Saturday, starting at 8:00 a.m. Consistent with its strategy, Sam's Club continues to develop technology tools to drive a great member experience. Curbside Pickup is available at all clubs to help provide fast, easy and contact-free shopping for members. Sam's Club also offers "Scan & Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.

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
Distribution. We utilize 28 dedicated distribution facilities located strategically throughout the U.S., as well as some of the Walmart U.S. segment's distribution facilities which service the Sam's Club segment for certain items. During fiscal 2022, the majority of Sam's Club's non-fuel club purchases were shipped from these facilities, while the remainder of our purchases were shipped directly to Sam's Club locations by suppliers. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods including shipments made directly from clubs, 12 dedicated eCommerce fulfillment centers and other distribution centers.
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
Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes both U.S. and international suppliers from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. We offer our suppliers the opportunity to efficiently sell significant quantities of their products to us. These relationships enable us to obtain pricing that reflects the volume, certainty and cost-effectiveness these arrangements provide to such suppliers, which in turn enables us to provide low prices to our customers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customers, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs, determines, along with other supply chain logistics matters (such as containers or port access for example), in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. For additional information, see the risk factors herein in "Item 1A. Risk Factors" under the sub-caption "Legal, Tax, Regulatory, Compliance, Reputational and Other Risks."
Environmental, Social and Governance ("ESG") Priorities
Our ESG strategy is centered on the concept of creating shared value: we believe we maximize long-term value and create competitive advantage for the Company by serving our stakeholders, including our customers, associates, shareholders, suppliers, business partners, and communities. We believe that addressing such societal needs builds the value of our business, including by enhancing customer and associate trust, creating new revenue streams, managing cost and risk, building capabilities for future advantage, and strengthening the underlying systems we all rely on.
We prioritize the ESG issues that offer the greatest potential for Walmart to create shared value: issues that rank high in relevance to our business and stakeholders and which Walmart is positioned to make a positive impact. Our current ESG priorities are categorized into four broad themes: opportunity, sustainability, community, and ethics and integrity.

•Opportunity. Retail can be a powerful engine for inclusive economic opportunity. We aim to advance diversity, equity, and inclusion, and to provide opportunity for Walmart associates (as further described in the Human Capital Management section below), our supply chain and the communities we're in to fulfill our customer mission, strengthen our business and help people build a better life for themselves and their families.
•Sustainability. Walmart's sustainability efforts focus on our ability to create and preserve long-term value for both people and planet. With respect to people, our sustainability efforts focus on sourcing responsibly, helping prevent forced labor, empowering women, creating inclusive economic opportunity and selling safer, healthier products. With respect to the planet, our efforts aim to enhance the sustainability of product supply chains by reducing emissions, protecting and restoring nature, and reducing waste. To help address the effects of climate change, Walmart has set science-based targets for emissions reduction, including our goal to achieve zero emissions in our operations by 2040—without offsets—and to reduce or avoid one billion metric tons of emissions in our value chain by 2030 under our Project Gigaton™ initiative.
•Community. Walmart aims to serve and strengthen communities by operating our business in a way that meets the needs of our customer and community stakeholder groups, including by providing safer, healthier and more affordable food and other products, disaster support, associate volunteerism, local grant programs and community cohesion initiatives.
•Ethics and Integrity. At every level of our Company, we work to create a culture that inspires trust among our associates, with our customers, and in the communities we serve.
We periodically publish information on our ESG priorities, strategies, and progress on our corporate website and may update those disclosures from time to time. Nothing on our website, including our ESG reporting, documents or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital Management
Our commitment to help people around the world save money and live better is delivered by our associates who make the difference for our customers every day. As of the end of fiscal 2022, we employed approximately 2.3 million associates worldwide, with approximately 1.7 million associates in the U.S. and approximately 0.6 million associates internationally. In the U.S., approximately 94% of these associates are hourly and approximately 69% are full-time.
We believe the strength of our workforce, our associates, is a significant contributor to our success. Walmart is a place of opportunity, not only as a foundational entry point to develop critical skills that are relevant for a variety of careers, but also a place where people can grow in their careers across our global omni-channel business. As customer expectations and technology change the nature of work, we are focused on attracting, developing, rewarding, and retaining associates to thrive in an ever-changing environment. Approximately 75% of our U.S. salaried store, club and supply chain management started their careers in hourly positions. Our focus on providing a path of career opportunity for our associates through robust training, competitive wages and benefits, and opportunities for advancement creates a strong associate value proposition. The COVID-19 pandemic and the related reassessment taking place across the workforce had an impact on our retention of associates and as a result turnover in the U.S. increased compared to the previous fiscal year.
Our workforce strategy includes the following strategic priorities:
Inclusion - Build a Walmart for everyone: a diverse, equitable and inclusive company, where associates' ideas and opinions matter. We are focused on creating an inclusive culture and a diverse associate base. Creating an environment where all associates believe they belong and are empowered to be themselves, which we believe is essential in serving our customers now and in the future. We publish our diversity representation twice yearly, and hold ourselves accountable to providing recurring culture, diversity, equity, and inclusion updates to senior leadership, including our President and CEO, and members of the Board of Directors. Of the approximately 2.3 million associates employed worldwide, 53% identify as women. In the U.S., 49% of the approximately 1.7 million associates identify as people of color.
We review our processes regarding our commitment to fair-pay practices. We are committed to creating a performance culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance, and the work they do.
To build a company where associates feel engaged, valued and heard, we gather and respond to associates' feedback in a variety of ways, including but not limited to an anonymous, periodic associate engagement survey, our Open Door process, and one-on-one interactions. Management reviews the results of feedback obtained from our formal associate engagement survey. Feedback and suggestions received through these channels have led to meaningful changes in our business.
Well-being - Focus on the physical, emotional, and financial well-being of our associates. We invest in our associates by offering competitive wages, as well as a broad range of benefits that vary based on customary local practices and statutory requirements, and we believe these investments in our associates are important to our future. In the U.S., we offer affordable healthcare coverage to our full-time and eligible part-time associates as well as company paid benefits such as 401(k) match, maternity leave, a paid parental leave program to all full-time associates, paid time off, Associate Stock Purchase Plan match, life insurance, behavioral health services, and a store discount card or Sam's Club membership. Additional information about how we invest in our associates' well-being, including wage structure and pay, can be found in our Human Capital brief in our most recent ESG reporting, which is available on our corporate website. Nothing on our website, including our ESG reporting documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission. Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements.
The health and safety of our associates remain our biggest priorities and we continue to focus on enabling access to vaccines, providing safeguards within facilities, and supporting associates. We encourage all associates to consider the COVID-19 vaccine and provide access to make the decision easier. Associates can become vaccinated while on the clock or receive paid time off to do so. Our COVID-leave policy, which was implemented in March 2020 to support associates during the pandemic, has been extended through March 31, 2022.
Growth - Provide ongoing growth, development and learning opportunities for associates and continue to attract talent with new skills. We are invested in the growth of our associates in support of our business and their success. We invest in associate development – including new roles and career paths, cross-training, on-the-job learning and coaching, and formal, classroom-style training such as Walmart Academy in the U.S. We also provide access to educational opportunities for our eligible associates through our Live Better U program, which provides a pathway to earn a high school diploma or a college degree at no cost, as well as multiple digital learning opportunities.
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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	50

M. Brett Biggs	Executive Vice President and Chief Financial Officer, effective January 2016. From January 2014 to December 2015, he served as Executive Vice President and Chief Financial Officer of Walmart International.	2016	53

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice. From January 2017 to May 2017, Ms. Brand was an Associate Professor of Law at George Mason University Antonin Scalia Law School. From August 2012 to February 2017, she served as a board member on the Privacy and Civil Liberties Oversight Board of the U.S. government.	2018	48

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	52

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club. From October 2015 to January 2017, he served as Executive Vice President and Chief Merchandising Officer of Sam's Club.	2019	47

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC. From May 2014 until February 2018, he was Corporate Vice President at Microsoft Corporation.	2019	57

Judith McKenna	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2018. From February 2015 to January 2018, she served as Executive Vice President and Chief Operating Officer of Walmart U.S.	2018	55

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Sam's Club effective November 15, 2019. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain. Ms. McLay originally joined the Company in April 2015 as Vice President of U.S. Finance and Strategy.	2019	48

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	55

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	54

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
Our strategy, which includes investments in eCommerce, technology, talent, supply chain automation, acquisitions, joint ventures, store remodels and other customer initiatives, may not adequately or effectively allow us to continue to grow our eCommerce business, increase comparable sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience and interconnected ecosystem for our customers that deepens our relationships with our customers across our various businesses and partnerships and reinforces our overall flywheel strategy. The success of this strategy is further subject to the related risks discussed in this Item 1A. With the interconnected components of this flywheel strategy and an increasing allocation of capital expenditures focused on these initiatives, our failure to successfully execute on individual components of this strategy may adversely affect our market position, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
Furthermore, the cost of certain investments in eCommerce, technology, talent, automation, including any operating losses incurred, will adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
If we do not timely identify or effectively respond to consumer trends or preferences, it could negatively affect our relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and services and the competitive environment. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. Our failure to adequately or effectively respond to changing consumer tastes, preferences (including those related to ESG issues) and shopping patterns, or any other failure on our part to timely identify or effectively respond to changing consumer tastes, preferences and shopping patterns could negatively affect our reputation and relationship with our customers, the demand for the products we sell or services we offer, our market share and the growth of our business.
We face strong competition from other retailers, wholesale club operators, omni-channel retailers, and other businesses which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omni-channel retailers, wholesale club operators and retail intermediaries, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. The omni-channel retail landscape is highly competitive and rapidly evolving, and the entry of new, well-funded competitors may increase competitive pressures. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
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
A failure to respond effectively to competitive pressures and changes in the retail and other markets in which we operate, omni-channel innovations and omni-channel ecosystems developed by our competitors or delays or failure in execution of our strategy could materially adversely affect our financial performance. See "Item 1. Business" above for additional discussion of the competitive situation of each of our reportable segments.
Certain segments of the retail industry are undergoing consolidation or substantially reducing operations, whether due to bankruptcy, consolidation or other factors. Such consolidation, or other business combinations or alliances, competitive omni-channel ecosystems, or reductions in operations may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations or alliances could allow these companies to provide a wider variety of products and services at competitive prices, which could adversely affect our financial performance.
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, lower or higher prices of petroleum products, including crude oil, natural gas, gasoline, and diesel fuel, higher costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of tariffs or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the U.S. or in any of the other markets in which we operate could adversely affect consumer demand for the products and services we sell in the U.S. or such other markets, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results and could result in impairment charges to intangible assets, goodwill or other long-lived assets.
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
Operational Risks
The impact of the COVID-19 pandemic on our business, financial position and results of operations continues to be unpredictable, and we may be unable to sustain our revenue growth rate in the future.
The impacts of the COVID-19 pandemic continue to be highly unpredictable and volatile in light of the potential for a resurgence of infection rates or as a result of future mutations, variants, or related strains of the virus. Recent years have demonstrated the widespread and varying impacts of the pandemic on certain business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, the extent and duration of measures to try to contain the virus (such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions on retailers), our ability to predict future performance, exposure to litigation, and our financial performance, among other things.
Customer behaviors have changed rapidly during the course of the COVID-19 pandemic. In the event of a resurgence of infections or future mutations, variants or related strains of the virus become prevalent, customer demand for certain products may fluctuate and customer behaviors may change, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. These factors may result in higher out-of-stock positions in certain products, as well as delays in delivering those products, and could impact inventory levels in the future.
Other factors and uncertainties include, but are not limited to: the severity and duration of the pandemic, including whether there are additional outbreaks or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which we and our suppliers operate; further increased operational costs associated with operating during a global pandemic; evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures; unknown consequences on our business performance and initiatives stemming from the substantial investment of time, capital and other resources to the pandemic response; the effectiveness and extent of administration of vaccinations and medical treatments for COVID-19 or other variants; the pace of recovery when the pandemic subsides; and the long-term impact of the COVID-19 pandemic on our business, including consumer behaviors. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
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
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical events; global health epidemics or pandemics or other contagious outbreaks such as the ongoing COVID-19 pandemic; and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), in countries in which we operate, in which our suppliers are located, or in other areas of the world (such as in Ukraine where armed hostilities currently exist between Ukraine and Russia) could adversely affect our operations and financial performance.
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution or fulfillment centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution and fulfillment centers are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise) and in consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, increases in the costs of procuring products as a result of either reduced availability or economic sanctions, increased transportation costs (whether due to fuel prices, fuel supply, or otherwise), the disruption (whether directly or indirectly) of critical infrastructure systems, banking systems, utility services or energy availability to our stores, clubs and our facilities, and the disruption in our communications with our stores, clubs and our other facilities.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at stores, clubs, and distribution or fulfillment centers; extreme weather patterns that affect the production or sourcing of certain commodities; flooding and extreme storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of the communities in which Walmart operates. Relative to transition risk, certain impacts may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.
We bear the risk of losses incurred as a result of physical damage to, or destruction of, any stores, clubs and distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.
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
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food or non-food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our digital platforms, which we refer to as marketplace transactions. Whether laws related to these marketplace transactions apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit, pirated, or stolen, or otherwise fail to comply with applicable law or the proprietary rights of others. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth and flywheel strategy.

We rely extensively on information systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security incidents and breaches (through cyberattacks, which may be from cybercriminals or sophisticated state-sponsored threat actors), catastrophic events such as fires, major or extended winter storms, tornadoes, earthquakes and hurricanes, usage errors by our associates or contractors, civil or political unrest, or armed hostilities. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, or cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim. Any interruption to our information systems may have a material adverse effect on our business or results of operations. In addition, we frequently update our information technology hardware, software, processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives.
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
Any failure to maintain the privacy or security of the information relating to our company, customers, members, associates and vendors, whether as a result of cyberattacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business and operating results.
Like most retailers, we receive and store in our information systems personal information about our customers and members, and we receive and store information concerning our associates and vendors. Some of that information is stored digitally in connection with the digital platforms that we use to conduct and facilitate our various businesses. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy business. We also utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, content delivery to customers and members, back-office support, and other functions. Such providers may have access to information we hold about our customers, members, associates or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and frequent. Attacks against information systems and devices, whether our own or those of our third-party service providers, create risk of cybersecurity incidents, including ransomware, malware, phishing incidents. We expect to continue to experience such attempted attacks in the future. Cyberattacks and threat actors can be sponsored by particular countries or sophisticated criminal organizations or be the work of hackers with a wide range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, phishing incidents, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. Mitigation and remediation recommendations continue to evolve, and addressing vulnerabilities is a priority for us. The increased use of remote work infrastructure due to the COVID-19 pandemic has also increased the possible attack surfaces. Some of our systems and third-party service providers' systems have experienced security incidents or breaches and although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.
Associate error or malfeasance, faulty password management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our or our third-party service providers' security measures and a compromise or breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.
Any compromise of our data security systems or of those of businesses with which we interact, which results in confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost or used by unauthorized persons could harm our reputation and expose us to regulatory actions (including, with respect to health information, liability under the Health Insurance Portability and Accountability Act of 1996, or "HIPAA"), customer attrition, remediation expenses, and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures and we or our third-party service providers may not discover any security event, breach, vulnerability or compromise of information for a significant period of time after the security incident occurs. To the extent that any cyberattack, ransomware or incursion in our or one of our third-party service provider's information systems results in the loss, damage, misappropriation or other compromise of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others.
Our compliance programs, information technology, and enterprise risk management efforts cannot eliminate all systemic risk. Disruptions in our systems caused by security incidents, breaches or cyberattacks – including attacks on those parties we do business with (such as strategic partners, suppliers, banks, or utility companies) – could harm our ability to conduct our operations, which may have a material effect on us, may result in losses that could have a material adverse effect on our financial position or results of operations, or may have a cascading effect that adversely impacts our partners, third-party service providers, customers, financial services firms, and other third parties that we interact with on a regular basis.
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
We accept payments using a variety of methods, including cash, checks, credit and debit cards, and our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyberattacks, cyberterrorism, security incidents, breaches, or other compromises from known malware or ransomware or other threats that may be developed in the future. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
Additionally, through various financial service partners, we offer money transfers, digital payment platforms, bill payment, money orders, check cashing, prepaid access, co-branded credits cards, installment lending, and earned wage access. These products and services require us to comply with legal and regulatory requirements, including global anti-money laundering and sanctions laws and regulations as well as international, federal and state consumer financial laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation.
The Company also has compliance obligations associated with privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include liability for security and privacy breaches. Among other obligations, breaches may trigger obligations under federal and state laws to notify affected individuals, government agencies and the media. Consequently, cybersecurity attacks that cause a data breach could subject us to fines, sanctions and other legal liability and harm our reputation.
Changes in the results of our health and wellness business could adversely affect our overall results of operations, cash flows and liquidity.
Walmart has retail pharmacy operations in our Walmart U.S. and Sam's Club segments, as well as the recent addition of Walmart Health locations in a number of states which offer medical, dental, optometry, immunizations, and other health services. A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs").
These operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options with or without home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of restrictions on the further implementation of or the repeal of the Patient Protection and Affordable Care Act or the enactment and implementation of a law replacing such act, and other changes in laws, rules and regulations that affect our retail pharmacy business.
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
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our consolidated net sales, consolidated operating income, capital expenditures, comparable store and club sales growth rates, eCommerce growth rates, gross margin, or earnings and adjusted earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies, changes in our effective tax rates, changes in our financial estimates and recommendations by securities analysts or, failure of Walmart's performance to compare favorably to that of other retailers may have a negative effect on the price of our stock.
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
During fiscal 2022, our Walmart International operations generated approximately 18% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints (such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as India), restrictive governmental actions (such as trade protection measures), antitrust and competition law regulatory matters (such as the competition investigations currently underway in Mexico related to our subsidiary Wal-Mart de Mexico, in Canada related to our subsidiary Wal-Mart Canada and competition proceedings in India related to our Flipkart subsidiary), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.
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
In fiscal 2022, our Walmart U.S. and Sam's Club operating segments generated approximately 82% of our consolidated net sales. Significant changes in tax and trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs could have an adverse effect on our business and financial performance. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. operations and our business.
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
We are also exposed to future tax legislation, as well as the issuance of future regulations and changes in administrative interpretations of existing tax laws, any of which can impact our current and future years' tax provision. The effect of such changes in tax law could have a material effect on our business, financial position and results of operations. In the U.S., the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed federal income tax laws that affect U.S. corporations. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance. Compliance with the Tax Act and any other new tax rules, regulations, guidance, and interpretations, including collecting information not regularly produced by the Company or unexpected changes in our estimates, may require us to incur additional costs and could affect our results of operations.
In addition, legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to their tax rules. These changes could include modifications that have temporary effect and more permanent changes. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.
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
Changes in and/or failure to comply with other laws, regulations, and interpretations of such laws and regulations specific to the businesses and jurisdictions in which we operate could materially adversely affect our reputation, market position, or our business and financial performance.
We operate in complex regulated environments in the U.S. and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations.
Our operations in the U.S. are subject to numerous federal, state and local regulations including licensing and other requirements and reimbursement arrangements affecting our health and wellness operations. The laws and regulations to which we are subject include, but are not limited to: federal and state registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including the Health Insurance Portability and Accountability Act and the Affordable Care Act; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the U.S. Food and Drug Administration (the "FDA") and the Drug Enforcement Administration (the "DEA"); trade regulations including those of the U.S. Federal Trade Commission, the U.S. Department of the Treasury, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell and the financial services we offer (including through our digital channels and stores and clubs as well as our previously announced fintech joint venture); anti-kickback laws; anti-money laundering laws; consumer financial protection laws; the Office of Foreign Assets Control regulations; false claims laws; patient inducement regulations; and federal and state laws governing health care fraud and abuse, quality and standards of medical equipment, and the qualifications and practice of the professions of medical, pharmacy, optical care and health care services.
For example, in the U.S., the DEA and various other regulatory authorities regulate the purchase, distribution, maintenance and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, other health-related legislation at the federal and state level may have an adverse effect on our business or require us to modify certain aspects of our operations. Also, upon the successful completion of the previously announced pending acquisitions by our fintech joint venture, there may be an increased degree of scrutiny by financial regulatory authorities over the newly acquired fintech related businesses, which may result in higher operational costs and an increased possibility for fines and penalties if there is non-compliance with the applicable laws and regulations.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, laws and regulations related to competition and antitrust matters, and health and wellness related regulations for our pharmacy operations outside of the U.S. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting diligence, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. In addition, certain financial services we offer or make available are subject to legal and regulatory requirements, including those intended to help detect and prevent money laundering, fraud and other illicit activity as well as consumer financial protections laws and U.S. sanctions. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer and processing of personal information, such as the California Consumer Privacy Act ("CCPA"), which was significantly modified by the California Privacy Rights Act ("CPRA"), new comprehensive privacy legislation passed in 2021 in Virginia and Colorado, as well as the European Union's General Data Protection Regulation ("GDPR") and China's Personal Information Protection Act. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover in the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. Residents in jurisdictions with comprehensive privacy laws have expanded rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer

Protection Act. We may be subjected to penalties and other consequences for noncompliance, including changing some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. If we fail to respond adequately to changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our business, operations, and financial performance may be adversely affected.
While we strive to adhere our practices and procedures to these laws, they are subject to evolving regulations, interpretations, enforcement priorities of regulatory authorities, and regulator discretion. The regulatory, political, and media scrutiny we face, which may continue, amplifies these risks. We may face audits or investigations by one or more government agencies relating to our compliance with applicable laws and regulations. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S.; loss of licenses; termination from contractual relationships, including those with our drug suppliers and third-party payers; and significant fines or monetary damages and/or criminal and civil penalties. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial position and results of operations.
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
The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids and is also a defendant in numerous litigation proceedings related to opioids, including the consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804) currently pending in the U.S. District Court for the Northern District of Ohio. Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, health care providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company's action was dismissed. The Company appealed this decision to the Fifth Circuit. On December 22, 2021, the Fifth Circuit affirmed the dismissal of the action. On December 22, 2020, the DOJ filed a civil complaint against the Company in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies in violation of the CSA. The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. Since that time, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two other cases interpreting the CSA, which have been consolidated into Ruan v. United States, 142 S. Ct. 457 (2021).
In addition, the Company is the subject of a consolidated securities class action alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids filed in the U.S. District Court for the District of Delaware on January 20, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021 the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants filed a motion to dismiss the consolidated securities class action on October 8, 2021; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022.

Two derivative actions were also filed by certain of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of the Company's current and former directors with respect to oversight of the Company's distribution and dispensing of opioids, and those suits have been stayed pending further developments in other Opioids litigation matters.
Other shareholders filed a third derivative action making similar allegations in the Delaware Court of Chancery on September 27, 2021. The defendants in this derivative suit filed the opening brief on their motion to dismiss that case on December 21, 2021; and the plaintiffs responded by filing an amended complaint on February 22, 2022.
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
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could increase the costs for our shareholders to bring claims, discourage our shareholders from bringing claims, or limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or shareholders in such capacity.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, associate or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The exclusive forum provision may increase the costs for a shareholder to bring a claim or limit a shareholder's ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, associates or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position or results of operations. While the exclusive forum provision applies to state and federal law claims, our shareholders will not be deemed to have waived our compliance with, and the exclusive forum provision will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under, the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
Our reputation may be adversely affected if we are not able to achieve our ESG goals.
We strive to deliver shared value through our business and our diverse stakeholders expect us to make significant progress in certain ESG priority issue areas. From time to time, we announce certain aspirations and goals relevant to our priority ESG issues. We periodically publish information about our ESG priorities, strategies, and progress on our corporate website and update our ESG reporting from time to time. Achievement of these aspirations and goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail, or be perceived to have failed, in the achievement of our ESG goals or certain of our customers, associates, shareholders, investors, suppliers, business partners, government agencies, and non-governmental organizations might not be satisfied with our efforts. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. A failure or perceived failure to meet our goals could adversely affect public perception of our business, associate morale or customer or shareholder support.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
United States
The Walmart U.S. and Sam's Club segments comprise the Company's operations in the U.S. As of January 31, 2022, unit counts for Walmart U.S. and Sam's Club are summarized by format for each state and territory as follows:

	Walmart U.S.			Sam's Club
State or Territory	Supercenters	Discount Stores	Neighborhood Markets and other small formats	Clubs	Grand Total
Alabama	101	1	29	13	144
Alaska	7	2	—	—	9
Arizona	83	2	28	12	125
Arkansas	76	5	37	9	127
California	144	68	79	30	321
Colorado	70	4	18	17	109
Connecticut	12	21	1	1	35
Delaware	6	3	—	1	10
Florida	233	9	98	46	386
Georgia	154	2	35	24	215
Hawaii	—	10	—	2	12
Idaho	23	—	3	1	27
Illinois	139	15	11	25	190
Indiana	97	6	11	13	127
Iowa	58	2	—	9	69
Kansas	58	2	15	9	84
Kentucky	78	7	9	9	103
Louisiana	88	2	34	14	138
Maine	19	3	—	3	25
Maryland	30	17	3	11	61
Massachusetts	27	21	4	—	52
Michigan	90	3	9	23	125
Minnesota	65	3	1	12	81
Mississippi	65	3	11	7	86
Missouri	112	9	18	19	158
Montana	14	—	—	2	16
Nebraska	35	—	7	5	47
Nevada	30	2	11	7	50
New Hampshire	19	7	—	2	28
New Jersey	35	27	1	8	71
New Mexico	35	2	9	7	53
New York	81	17	10	12	120
North Carolina	143	6	45	22	216
North Dakota	14	—	—	3	17
Ohio	139	6	2	27	174
Oklahoma	81	7	35	13	136
Oregon	29	7	10	—	46
Pennsylvania	116	20	3	24	163
Puerto Rico	13	5	12	7	37
Rhode Island	5	4	—	—	9
South Carolina	84	—	26	13	123
South Dakota	15	—	—	2	17
Tennessee	117	1	19	14	151
Texas	391	18	110	82	601
Utah	41	—	13	8	62
Vermont	3	3	—	—	6
Virginia	110	4	22	15	151
Washington	52	10	5	—	67
Washington D.C.	3	—	2	—	5
West Virginia	38	—	1	5	44
Wisconsin	83	4	2	10	99
Wyoming	12	—	—	2	14
U.S. total	3,573	370	799	600	5,342
Square feet (in thousands)	634,754	38,947	29,295	80,351	783,347

International
The Walmart International segment comprises the Company's operations outside of the U.S. Unit counts as of January 31, 2022(1) for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Total	Square feet(2)
Africa(3)	324	90	414	22,863
Canada	408	—	408	52,976
Central America(4)	864	—	864	13,767
Chile	373	11	384	17,152
China	361	36	397	64,530
India	—	29	29	1,570
Mexico	2,589	166	2,755	104,267
International total	4,919	332	5,251	277,125
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2021, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2022.
(2)Square feet reported in thousands.
(3)Africa unit counts primarily reside in South Africa, with other locations in Botswana, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Nigeria, Swaziland, Tanzania, Uganda and Zambia.
(4)Central America unit counts reside in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2022(1):

	Owned	Leased(2)	Total
U.S. properties
Walmart U.S. retail units	4,065	677	4,742
Sam's Club retail units	513	87	600
Total U.S. retail units	4,578	764	5,342
Walmart U.S. distribution facilities	110	47	157
Sam's Club distribution facilities	11	17	28
Total U.S. distribution facilities	121	64	185
Total U.S. properties	4,699	828	5,527

International properties
Africa	36	378	414
Canada	124	284	408
Central America	367	497	864
Chile	205	179	384
China	2	395	397
India	2	27	29
Mexico	704	2,051	2,755
Total International retail units	1,440	3,811	5,251
International distribution facilities	22	157	179
Total International properties	1,462	3,968	5,430
Total properties	6,161	4,796	10,957

Total retail units	6,018	4,575	10,593
Total distribution facilities	143	221	364
Total properties	6,161	4,796	10,957
(1)Walmart International properties, with the exception of Canada, are as of December 31, 2021, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2022.
(2)Also includes U.S. and international distribution facilities which are third-party owned and operated.

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
I. SUPPLEMENTAL INFORMATION: We discuss certain legal proceedings in Note 10 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,150 cases as of March 4, 2022. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the trial, which will determine amounts owed by the defendants, is currently scheduled to begin on May 10, 2022. The Company intends to appeal the jury verdict from the liability phase upon completion of the abatement phase of the trial. There is one case in which the Company is named as a defendant that was remanded from the MDL court to the U.S. District Court for the Eastern District of Oklahoma (The Cherokee Nation v. CVS Pharmacy, Inc., et al., Case No. CIV-18-56-RAW-SPS (E.D. Okla.)). This case was brought by the Cherokee Nation. Certain motions have been filed by the parties to this case, and the case is currently stayed pending a ruling on those motions. In addition, there are over 225 state court cases pending as of March 4, 2022, some of which may be removed to federal court to seek MDL transfer. The case citations for the state cases are listed on Exhibit 99.1 to this Form 10-K.
DOJ Opioid Civil Litigation: On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company's action, Walmart Inc. v. U.S. Department of Justice et al., USDC, Eastern Dist. of Texas, 10/22/20, was dismissed. The Company had appealed this decision to the Fifth Circuit. On December 22, 2021, the Fifth Circuit affirmed the dismissal of the action. A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the DOJ against the Company, in which the DOJ alleges violations of the CSA related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021. On November 19, 2021, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two other cases interpreting the CSA, which have been consolidated into Ruan v. United States, 142 S. Ct. 457 (2021).
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other Opioids litigation matters. The other derivative suit has been filed in the Chancery Court in Delaware. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants filed a motion to dismiss the consolidated securities class action on October 8, 2021; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. The defendants in the derivative suit pending in Delaware Chancery Court filed the opening brief on their motion to dismiss that case on December 21, 2021; and the plaintiffs responded by filing an amended complaint on February 22, 2022.
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

II. CERTAIN OTHER MATTERS:
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
Money Transfer Agent Services Proceedings: The Company has received grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania seeking documents regarding the Company's consumer fraud program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government's investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. While the Company had been engaged in discussions with the FTC regarding a potential resolution of this matter, the parties have not been able to reach a resolution. In November 2021, the FTC Bureau of Consumer Protection forwarded a draft civil complaint to the FTC seeking authority to file a complaint against the Company seeking various forms of monetary and injunctive relief. The FTC is currently considering whether to grant such authorization. The Company is unable to predict the outcome of the investigations or any related actions by the governmental entities regarding these matters at this time. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
In June 2021, the Company signed a tolling agreement with the Office of the Attorney General of the State of California to toll the statute of limitations for potential claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The Company believes the suit is without merit and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The principal market on which Walmart's common stock is listed for trading is the New York Stock Exchange. The common stock trades under the symbol "WMT."
Holders of Record of Common Stock
As of March 16, 2022, there were 209,870 holders of record of Walmart's common stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2022 to the cumulative total returns on the S&P 500 Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2017 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Walmart Inc., the S&P 500 Index
and S&P 500 Retailing Index
(Fiscal Years Ended January 31)

$350
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Walmart Inc.
S&P 500 Index
S&P 500 Retailing Index

*Assumes $100 Invested on February 1, 2017 Assumes Dividends Reinvested Fiscal Year ended January 31, 2022

	Fiscal Years Ended January 31,
	2017	2018	2019	2020	2021	2022
Walmart Inc.	$100.00	$163.83	$150.78	$183.78	$229.31	$231.82
S&P 500 Index	100.00	126.41	123.48	150.26	176.18	217.21
S&P 500 Retailing Index	100.00	148.34	159.89	190.43	278.09	296.49
Issuer Repurchases of Equity Securities
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of January 31, 2022, authorization for $10.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2022, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2021	4,709,717	$146.42	4,709,717	$12.4
December 1-31, 2021	7,170,376	140.09	7,170,376	11.4
January 1-31, 2022	5,284,996	141.50	5,284,996	10.6
Total	17,165,089		17,165,089
(1) Represents the approximate dollar value of shares that could have been repurchased at the end of the month.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2022 ("fiscal 2022"), January 31, 2021 ("fiscal 2021") and January 31, 2020 ("fiscal 2020"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial position and results of operations of the Company as a whole.
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
We have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, including the following highlights over the last three years:
•In November 2020, we completed the sale of Walmart Argentina and recorded a pre-tax non-cash loss in fiscal 2021 of $1.0 billion, primarily due to cumulative foreign currency translation losses. Refer to Note 12.
•In February 2021, we completed the sale of Asda for net consideration of $9.6 billion, for which we recognized an estimated pre-tax loss in fiscal 2021 of $5.5 billion, and an incremental loss of $0.2 billion in fiscal 2022 upon closing of the transaction. Refer to Note 11 and Note 12.
•In March 2021, we completed the sale of Seiyu for net consideration of $1.2 billion, for which we recognized an estimated pre-tax loss in fiscal 2021 of $1.9 billion, and an incremental loss of $0.2 billion in fiscal 2022 upon closing of the transaction. Refer to Note 12.
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce, health and wellness, financial services, advertising, and data service businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality associates. We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, including the COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, supply chain disruptions, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors."
We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; the duration and extent of economic stimulus measures; effectiveness and extent of administration of vaccinations and medical treatment; supply chain disruptions; and volatility in employment trends and consumer confidence which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
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
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on the most productive growth opportunities, increasing comparable store and club sales, accelerating eCommerce sales growth and expanding omni-channel initiatives that complement our flywheel strategy while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company.
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
Calendar comparable sales, including the impact of fuel, for fiscal 2022 and 2021, were as follows:

	Fiscal Years Ended January 31,
	2022	2021	2022	2021
	With Fuel		Fuel Impact
Walmart U.S.	6.4%	8.7%	0.3%	(0.2)%
Sam's Club	15.0%	8.7%	5.5%	(3.4)%
Total U.S.	7.7%	8.7%	1.2%	(0.6)%
Comparable sales in the U.S., including fuel, increased 7.7% and 8.7% in fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. Walmart U.S. comparable sales increased 6.4% and 8.7% in fiscal 2022 and 2021, respectively. For fiscal 2022, comparable sales growth was driven by growth in average ticket and transactions, which includes strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. In the first quarter of fiscal 2022, average ticket increased while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth through the rest of the year as customers' pre-pandemic behaviors largely resumed. For fiscal 2021, comparable sales growth was driven by growth in average ticket primarily resulting from meeting the increased demand due to economic conditions related to the COVID-19 pandemic while transactions decreased as customers consolidated shopping trips. Walmart U.S. eCommerce sales positively contributed approximately 0.7% and 5.4% to comparable sales for fiscal 2022 and 2021, respectively, as we continue to focus on a seamless omni-channel experience for our customers.
Sam's Club comparable sales increased 15.0% and 8.7% in fiscal 2022 and 2021, respectively. For fiscal 2022, Sam's Club comparable sales benefited from growth in transactions and average ticket and was aided by consumer spending due to government stimulus, and also includes some higher inflation impacts in certain merchandise categories compared to recent years. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club comparable sales for fiscal 2021 benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by both our decision to remove tobacco from certain club locations and by lower fuel sales. Sam's Club eCommerce sales positively contributed approximately 1.3% and 2.2% to comparable sales for fiscal 2022 and 2021, respectively.

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

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2022	2021
Net sales	$567,762	$555,233
Percentage change from comparable period	2.3%	6.8%
Operating, selling, general and administrative expenses	$117,812	$116,288
Percentage change from comparable period	1.3%	6.9%
Operating, selling, general and administrative expenses as a percentage of net sales	20.8%	20.9%
For fiscal 2022, operating expenses as a percentage of net sales decreased 19 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from growth in comparable sales and lower incremental COVID-19 related costs of $2.5 billion as compared to the previous year, partially offset by increased wage investments primarily in the Walmart U.S. segment.
For fiscal 2021, operating expenses as a percentage of net sales was flat when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from strong growth in comparable sales, offset by $4.0 billion of incremental costs related to the COVID-19 pandemic.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we continue to allocate more capital to supply chain, omni-channel initiatives, technology and store remodels and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2022	2021
Supply chain, omni-channel, technology and other	$7,197	$5,681
Remodels	3,278	2,013
New stores and clubs, including expansions and relocations	134	134
Total U.S.	$10,609	$7,828
Walmart International	2,497	2,436
Total capital expenditures	$13,106	$10,264
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.6% for both fiscal 2022 and 2021, respectively. ROI was 14.9% and 14.0% for fiscal 2022 and 2021, respectively, which increased primarily due to the increase in operating income.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,940	$13,706
Denominator
Average total assets(1)	$248,678	$244,496
Return on assets (ROA)	5.6%	5.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,942	$22,548
+ Interest income	158	121
+ Depreciation and amortization	10,658	11,152
+ Rent	2,274	2,626
ROI operating income	$39,032	$36,447

Denominator
Average total assets(1)	$248,678	$244,496
+ Average accumulated depreciation and amortization(1)	98,199	94,351
- Average accounts payable(1)	52,201	48,057
- Average accrued liabilities(1)	32,013	30,131
Average invested capital	$262,663	$260,659
Return on investment (ROI)	14.9%	14.0%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of January 31,
	2022	2021	2020
Certain Balance Sheet Data
Total assets	$244,860	$252,496	$236,495
Accumulated depreciation and amortization	102,211	94,187	94,514
Accounts payable	55,261	49,141	46,973
Accrued liabilities	26,060	37,966	22,296
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $24.2 billion, $36.1 billion and $25.3 billion for fiscal 2022, 2021 and 2020, respectively. We generated free cash flow of $11.1 billion, $25.8 billion and $14.6 billion for fiscal 2022, 2021 and 2020, respectively. Net cash provided by operating activities for fiscal 2022 decreased when compared to fiscal 2021 primarily due to an increase in inventory costs and purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages. Free cash flow for fiscal 2022 decreased when compared to fiscal 2021 due to the same reasons as the decrease in net cash provided by operating activities, as well as $2.8 billion in increased capital expenditures. Net cash provided by operating activities for fiscal 2021 increased when compared to fiscal 2020 primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments. Free cash flow for fiscal 2021 increased when compared to fiscal 2020 due to the same reasons as the increase in net cash provided by operating activities, as well as $0.4 billion in decreased capital expenditures.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Net cash provided by operating activities	$24,181	$36,074	$25,255
Payments for property and equipment	(13,106)	(10,264)	(10,705)
Free cash flow	$11,075	$25,810	$14,550

Net cash used in investing activities(1)	$(6,015)	$(10,071)	$(9,128)
Net cash used in financing activities	(22,828)	(16,117)	(14,299)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2022	2021	2020
Total revenues	$572,754	$559,151	$523,964
Percentage change from comparable period	2.4%	6.7%	1.9%
Net sales	$567,762	$555,233	$519,926
Percentage change from comparable period	2.3%	6.8%	1.9%
Total U.S. calendar comparable sales increase	7.7%	8.7%	2.7%
Gross profit rate	24.4%	24.3%	24.1%
Operating income	$25,942	$22,548	$20,568
Operating income as a percentage of net sales	4.6%	4.1%	4.0%
Loss on extinguishment of debt	$2,410	$—	$—
Other (gains) and losses	$3,000	$(210)	$(1,958)
Consolidated net income	$13,940	$13,706	$15,201
Unit counts at period end(1)	10,593	11,443	11,501
Retail square feet at period end(1)	1,060	1,121	1,129
(1) Unit counts and associated retail square feet are presented for stores and clubs generally open as of period end, and reflects the removal of stores in the U.K. and Japan subsequent to closing the divestitures in fiscal 2022. Permanently closed locations are not included.
Our total revenues, which includes net sales and membership and other income, increased $13.6 billion or 2.4% and $35.2 billion or 6.7% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. These increases in revenues were primarily due to increases in net sales, which increased $12.5 billion or 2.3% and $35.3 billion or 6.8% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which benefited from strong U.S. consumer spending and some inflation, along with positive comparable sales in most of our remaining international markets. The increase was partially offset by a $32.6 billion net sales decrease primarily related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022. Net sales also benefited from a $4.5 billion positive impact of fluctuations in currency exchange rates during fiscal 2022. For fiscal 2021, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments as well as positive comparable sales in the majority of our international markets resulting from increased demand stemming from the COVID-19 pandemic. Overall net sales growth was strong despite certain operating limitations in several international markets in the second quarter of fiscal 2021 due to government regulations and precautionary measures taken as a result of the COVID-19 pandemic. The net sales increase was partially offset by a negative impact from fluctuations in currency exchange rates of $5.0 billion.
Our gross profit rate increased 14 and 20 basis points for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the increase was primarily due to price management in the Walmart U.S. segment driven by cost inflation as well as merchandise mix, partially offset by increased supply chain costs. For fiscal 2021, the increase was primarily due to strategic sourcing initiatives, strong sales in higher margin categories, and fewer markdowns. This was partially offset in the Walmart U.S. segment by carryover of prior year price investment as well as the temporary closure of our Auto Care Centers and Vision Centers in response to the COVID-19 pandemic.
For fiscal 2022, operating expenses as a percentage of net sales decreased 19 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from growth in comparable sales and lower incremental COVID-19 related costs of $2.5 billion as compared to the previous year, partially offset by increased wage investments primarily in the Walmart U.S. segment. For fiscal 2021, operating expenses as a percentage of net sales was flat when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from strong growth in comparable sales, offset by $4.0 billion of incremental costs related to the COVID-19 pandemic.
Loss on extinguishment of debt was $2.4 billion in fiscal 2022 due to the early retirement of certain higher rate long-term debt to reduce interest expense in future periods.
Other gains and losses consisted of a net loss of $3.0 billion and a net gain of $0.2 billion for fiscal 2022 and 2021, respectively. The loss in fiscal 2022 primarily reflects net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestiture of certain international operations which closed in the first quarter of fiscal 2022. The gain in fiscal 2021 primarily reflects $8.7 billion in net gains associated with the fair value changes of our equity investments, partially offset by the $8.3 billion pre-tax loss related to the divestiture of certain international operations classified as held for sale or sold in fiscal 2021.
Our effective income tax rate was 25.4% for fiscal 2022, 33.3% for fiscal 2021, and 24.4% for fiscal 2020. The decrease in our effective tax rate for fiscal 2022 as compared to fiscal 2021, and the increase in our effective tax rate for fiscal 2021 as compared to fiscal 2020, is primarily due to the $8.3 billion loss related to the divestiture of certain international operations classified as held for sale or sold in fiscal 2021, which provided minimal realizable tax benefit. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2022, 2021 and 2020 is presented in Note 9.
As a result of the factors discussed above, we reported $13.9 billion and $13.7 billion of consolidated net income for fiscal 2022 and 2021, respectively, which represents an increase of $0.2 billion and a decrease of $1.5 billion for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $4.87, $4.75 and $5.19 for fiscal 2022, 2021 and 2020, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2022	2021	2020
Net sales	$393,247	$369,963	$341,004
Percentage change from comparable period	6.3%	8.5%	2.8%
Calendar comparable sales increase	6.4%	8.7%	2.9%
Operating income	$21,587	$19,116	$17,380
Operating income as a percentage of net sales	5.5%	5.2%	5.1%
Unit counts at period end	4,742	4,743	4,756
Retail square feet at period end	703	703	703
Net sales for the Walmart U.S. segment increased $23.3 billion or 6.3% and $29.0 billion or 8.5% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 6.4% and 8.7% for fiscal 2022 and 2021, respectively. Comparable sales in fiscal 2022 were driven by growth in average ticket and transactions, which includes strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. In the first quarter of fiscal 2022, average ticket increased while transactions decreased as customers consolidated shopping trips and purchased larger baskets. Transaction growth turned positive in April 2021 and continued with strong growth through the rest of the year as customers' pre-pandemic behaviors largely resumed. Comparable sales in fiscal 2021 were driven by growth in average ticket primarily resulting from meeting the increased demand due to economic conditions related to the COVID-19 pandemic while transactions decreased as customers consolidated shopping trips. Walmart U.S. eCommerce sales positively contributed approximately 0.7% and 5.4% to comparable sales for fiscal 2022 and 2021, respectively, as we continue to focus on a seamless omni-channel experience for our customers.
Gross profit rate increased 51 basis points for fiscal 2022 and was flat for fiscal 2021, when compared to the respective previous fiscal year. The increase in fiscal 2022 gross profit rate was primarily due to price management driven by cost inflation as well merchandise mix, which includes lapping the temporary closures of our Auto Care and Vision Centers and growth in our advertising business, partially offset by increased supply chain costs. Gross profit rate for fiscal 2021 benefited from strategic sourcing initiatives and fewer markdowns, but was offset by a change in merchandise mix, the carryover effect of prior price investment and the temporary closure of our Auto Care and Vision Centers in response to the COVID-19 pandemic.
Operating expenses as a percentage of segment net sales increased 31 basis points for fiscal 2022 when compared to the previous fiscal year. Despite the strong sales growth described above, fiscal 2022 operating expenses as a percentage of segment net sales increased primarily due to investments in wages, partially offset by lower incremental COVID-19 related costs of $1.9 billion. For fiscal 2021, operating expenses as a percentage of segment net sales decreased 15 basis points primarily due to strong sales, which were partially offset by $3.2 billion of incremental costs related to the COVID-19 pandemic including special bonuses, expanded sick and emergency leave pay, costs associated with outfitting our stores and associates with masks, gloves and sanitizer, and expanded cleaning practices.
As a result of the factors discussed above, segment operating income increased $2.5 billion and increased $1.7 billion for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year.
Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2022	2021	2020
Net sales	$100,959	$121,360	$120,130
Percentage change from comparable period	(16.8)%	1.0%	(0.6)%
Operating income	$3,758	$3,660	$3,370
Operating income as a percentage of net sales	3.7%	3.0%	2.8%
Unit counts at period end	5,251	6,101	6,146
Retail square feet at period end	277	337	345
Net sales for the Walmart International segment decreased $20.4 billion or 16.8% and increased $1.2 billion or 1.0% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the reduction in net sales was driven by a $32.6 billion decrease primarily related to the divestitures of Asda and Seiyu, which closed during the first quarter of fiscal 2022. This decrease was partially offset by positive comparable sales in most of our remaining markets, as well as positive fluctuations in currency exchange rates of $4.5 billion. For fiscal 2021, the increase was primarily due to positive comparable sales growth in the majority of our markets driven by changes in consumer behavior in response to the COVID-19 pandemic, partially offset by negative fluctuations in currency exchange rates of $5.0 billion. The pandemic led to significant economic pressures and channel and mix shifts due to changes in consumer behavior, including accelerated growth in eCommerce in several markets. While several of our markets experienced extensive store and operational closures in the second quarter of fiscal 2021 as a result of government mandates, most closed stores and warehouses had resumed operations by the third quarter of fiscal 2021.
Gross profit rate decreased 55 basis points and increased 50 basis points for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the decrease was primarily driven by shifts into lower margin formats and the impact related to our divested markets. For fiscal 2021, the increase was primarily due to Flipkart's improved margin mix and reduced fuel sales in the U.K.
Operating expenses as a percentage of segment net sales decreased 71 basis points and increased 14 basis points for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales for fiscal 2022 was primarily due to impacts from the divested markets and $0.4 billion of lower incremental COVID-19 related costs. Operating expenses as a percentage of net sales benefited from depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022. For fiscal 2021, the increase was primarily due to $0.5 billion of incremental costs related to the COVID-19 pandemic, partially offset by positive comparable sales in the majority of our markets and lapping a $0.4 billion non-cash impairment charge recorded in fiscal 2020.
Operating income for fiscal 2022 included a $0.3 billion impact from positive fluctuations in currency exchange rates, and fiscal 2021 included a $0.2 billion impact from negative fluctuations in currency exchange rates. As a result of the factors discussed above, segment operating income increased $0.1 billion and $0.3 billion for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year.

Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2022	2021	2020
Including Fuel
Net sales	$73,556	$63,910	$58,792
Percentage change from comparable period	15.1%	8.7%	1.6%
Calendar comparable sales increase	15.0%	8.7%	1.6%
Operating income	$2,259	$1,906	$1,642
Operating income as a percentage of net sales	3.1%	3.0%	2.8%
Unit counts at period end	600	599	599
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$64,860	$59,184	$52,792
Percentage change from comparable period	9.6%	12.1%	0.9%
Operating income	$1,923	$1,645	$1,486
Operating income as a percentage of net sales	3.0%	2.8%	2.8%
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
Net sales for the Sam's Club segment increased $9.6 billion or 15.1% and $5.1 billion or 8.7% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the increase was primarily due to comparable sales growth, including fuel, of 15.0%. Comparable sales benefited from growth in transactions and average ticket due to increased consumer spending, which was aided by government stimulus, and also includes some higher inflation impacts in certain merchandise categories compared to recent years. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 1.3% to comparable sales. For fiscal 2021, the increase was primarily due to comparable sales, including fuel, of 8.7%. Comparable sales benefited from growth in transactions and average ticket resulting from the COVID-19 pandemic, partially offset by our decision to remove tobacco from certain club locations and by lower fuel sales. Sam's Club eCommerce sales positively contributed approximately 2.2% to comparable sales.
Gross profit rate decreased 68 basis points and increased 65 basis points for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the decrease in gross profit rate was primarily due to increased fuel sales which have lower margins, cost inflation, and higher supply chain costs, partially offset by favorable sales mix, including reduced tobacco sales. For fiscal 2021, gross profit rate increased due to favorable sales mix, including lower fuel and tobacco sales, and improvement in inventory losses which was partially offset by price investment and higher eCommerce fulfillment costs.
Membership and other income increased 13.1% and 6.8% for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. For fiscal 2022, the increase was primarily due to growth in total members and increased Plus Member penetration. For fiscal 2021, the increase was primarily due to growth in total members, which benefited from higher overall renewal rates and higher Plus Member penetration.
Operating expenses as a percentage of segment net sales decreased 82 basis points and increased 42 basis points for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year. Fiscal 2022 operating expenses as a percentage of net sales decreased primarily due to higher sales as well as a benefit from $0.2 billion of lower incremental COVID-19 related costs, partially offset by reduced tobacco sales. Despite the increased sales growth described above, fiscal 2021 operating expenses as a percentage of net sales increased primarily due to $0.3 billion of incremental costs related to the pandemic, which included additional costs such as special bonuses, expanded cleaning practices and security, expanded sick and emergency leave pay, and outfitting our associates with masks and gloves. Additionally, the increase in operating expense as a percentage of segment net sales was affected by reduced tobacco and fuel sales.
As a result of the factors discussed above, segment operating income increased $0.4 billion and $0.3 billion for fiscal 2022 and 2021, respectively, when compared to the previous fiscal year.
Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be sufficient to fund operations, finance our global investment activities, pay dividends and fund our share repurchases for at least the next 12 months and thereafter for the foreseeable future.

Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Net cash provided by operating activities	$24,181	$36,074	$25,255
Net cash provided by operating activities was $24.2 billion, $36.1 billion and $25.3 billion for fiscal 2022, 2021 and 2020, respectively. Net cash provided by operating activities for fiscal 2022 decreased when compared to the previous fiscal year primarily due to an increase in inventory costs and purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages. The increase in net cash provided by operating activities for fiscal 2021, when compared to the previous fiscal year, was primarily due to the impact of the global health crisis which accelerated inventory sell-through, as well as the timing and payment of inventory purchases, incremental COVID-19 related expenses and certain benefit payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $14.8 billion and $17.7 billion as of January 31, 2022 and 2021, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $6.3 billion and $2.6 billion as of January 31, 2022 and 2021, respectively. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S.  Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. While we are currently evaluating recent regulations issued from the Internal Revenue Service ("IRS") and the U.S. Treasury Department, we do not expect current local laws, other existing limitations on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial position or results of operations.
As of January 31, 2022 and 2021, cash and cash equivalents of $4.3 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $4.3 billion as of January 31, 2022, approximately $2.2 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized by Flipkart.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Net cash used in investing activities	$(6,015)	$(10,071)	$(9,128)
Net cash used in investing activities was $6.0 billion, $10.1 billion and $9.1 billion for fiscal 2022, 2021 and 2020, respectively, and generally consisted of capital expenditures. Net cash used in investing activities decreased $4.1 billion for fiscal 2022 when compared to the previous fiscal year primarily due to the net proceeds received from the divestitures of Asda and Seiyu, partially offset by increased capital expenditures. Net cash used in investing activities increased $0.9 billion for fiscal 2021 when compared to the previous fiscal year, primarily as a result of lapping the net proceeds received from the sale of our banking operations in Walmart Canada and the change in other investing activities, partially offset by decreased capital expenditures.
Capital expenditures
Refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2022 and 2021. For the fiscal year ending January 31, 2023 ("fiscal 2023"), we project capital expenditures will be approximately $18 billion, with a focus on supply chain, automation, customer-facing initiatives and technology.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Net cash used in financing activities	$(22,828)	$(16,117)	$(14,299)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, financing obligations, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Fiscal 2022 net cash used in financing activities increased $6.7 billion when compared to the previous fiscal year. The increase is primarily due to repayments of long-term debt and related payment of premiums for the early extinguishment of certain notes, as well as increased share repurchases, partially offset by new long-term debt issuances in the current year and equity funding from the sale of subsidiary stock. Fiscal 2021 net cash used in financing activities increased $1.8 billion for fiscal 2021 when compared to the previous fiscal year. The increase was primarily due to the timing of issuances and repayments of long-term debt, partially offset by both a reduction in cash used to pay down short-term borrowings as well as share repurchases.
Sale of Subsidiary Stock
During fiscal 2022, the Company received $3.2 billion primarily related to a new equity funding for the Company's majority-owned Flipkart subsidiary, which reduced the Company's ownership from approximately 83% as of January 31, 2021 to approximately 75%.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to the Company's short-term borrowings for fiscal 2022, 2021 and 2020:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Maximum amount outstanding at any month-end	$716	$4,048	$13,315
Average daily short-term borrowings	626	1,577	7,120
Annual weighted-average interest rate	3.7%	3.1%	2.5%
Short-term borrowings as of January 31, 2022 and 2021 were $0.4 billion and $0.2 billion, respectively, with weighted-average interest rates of 2.9% and 1.9%, respectively. We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2022 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
As of January 31, 2022, we have $1.8 billion of syndicated and fronted letters of credit available, of which $1.7 billion was drawn and represents an unrecorded current obligation.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2021	$3,115	$41,194	$44,309
Proceeds from issuance of long-term debt	—	6,945	6,945
Repayments of long-term debt	(3,010)	(10,000)	(13,010)
Reclassifications of long-term debt	2,687	(2,687)	—
Currency and other adjustments	11	(588)	(577)
Balances as of January 31, 2022	$2,803	$34,864	$37,667
Our total outstanding long-term debt decreased $6.6 billion during fiscal 2022, primarily due to the extinguishment and maturities of certain long-term debt, partially offset by the issuance of new long-term debt in September 2021. Refer to Note 6 to our Consolidated Financial Statements for details on the maturities, extinguishment and issuances of long-term debt. The early extinguishment of certain long-term debt allowed us to retire higher rate debt to reduce interest expense in future periods. In connection with this early extinguishment of debt, the Company paid premiums of $2.3 billion, which represents the majority of the $2.4 billion loss recorded on the transaction during fiscal 2022.
Estimated contractual interest payments associated with our long-term debt amount to $16.0 billion, with approximately $1.3 billion expected to be paid in fiscal 2023. Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2022 and assumes interest rates remain at current levels for our variable rate instruments.
Dividends
Our total dividend payments were $6.2 billion, $6.1 billion and $6.0 billion for fiscal 2022, 2021 and 2020, respectively. Effective February 17, 2022, the Board of Directors approved the fiscal 2023 annual dividend of $2.24 per share, an increase over the fiscal 2022 annual dividend of $2.20 per share. For fiscal 2023, the annual dividend will be paid in four quarterly installments of $0.56 per share, according to the following record and payable dates:

Record Date	Payable Date
March 18, 2022	April 4, 2022
May 6, 2022	May 31, 2022
August 12, 2022	September 6, 2022
December 9, 2022	January 3, 2023
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made prior to February 22, 2021 were made under the plan in effect at the beginning of fiscal 2022. On February 18, 2021, the Board of Directors approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 22, 2021, replaced the previous share repurchase program. As of January 31, 2022, authorization for $10.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. In fiscal 2023, we plan to spend at least $10 billion in share repurchases.
The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2022, 2021 and 2020:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2022	2021	2020
Total number of shares repurchased	69.7	19.4	53.9
Average price paid per share	$140.45	$135.20	$105.98
Total amount paid for share repurchases	$9,787	$2,625	$5,717
Material Cash Requirements
Material cash requirements from operating activities primarily consist of inventory purchases, employee related costs, taxes, interest and other general operating expenses, which we expect to be primarily satisfied by our cash from operations. Other material cash requirements from known contractual and other obligations include short-term borrowings, long-term debt and related interest payments, leases and purchase obligations. See Note 6 and Note 7 to our Consolidated Financial Statements for information regarding outstanding short-term borrowings and long-term debt, and leases, respectively.
As of January 31, 2022, the Company has $27.9 billion of unrecorded purchase obligations outstanding, of which $9.3 billion is due within one year. Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above. Accordingly, purchase orders for inventory are also excluded as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Capital Resources
We believe our cash flows from operations, current cash position, short-term borrowings and access to capital markets will continue to be sufficient to meet our anticipated cash requirements and contractual obligations, which includes funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2022, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data," we discuss, under the sub-caption "Opioids Litigation," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 10, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter, the Money Transfer Agent Services Proceedings matter and the Foreign Direct Investment matters in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
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
Inventories
We value inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for Walmart U.S. segment's inventories. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. When necessary, we record a LIFO provision for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. Our LIFO provision is calculated based on inventory levels, markup rates and internally generated retail price indices. As a measure of sensitivity, a 1% increase to our retail price indices would not have resulted in a decrease to the carrying value of inventory. As of January 31, 2022 and 2021, our inventories valued at LIFO approximated those inventories as if they were valued at first-in, first-out ("FIFO").

Impairment of Assets
We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. The variability of these factors depends on a number of conditions, including uncertainty about future events and changes in demographics. Thus, our accounting estimates may change from period to period. These factors could cause management to conclude that indicators of impairment exist and require impairment tests be performed, which could result in management determining the value of long-lived assets is impaired, resulting in a write-down of the related long-lived assets. Impairment charges on assets held and used were immaterial in fiscal 2022, 2021 and 2020. As a measure of sensitivity, fiscal 2022 impairment would not change materially with a 10% decrease in the undiscounted cash flows for the stores or clubs with indicators of impairment.
In fiscal 2021, the Company's operations in Argentina, the United Kingdom and Japan met the held for sale criteria. As a result, the individual disposal groups were measured at fair value, less costs to sell, which resulted in impairment charges that were included in the total estimated pre-tax loss of $8.3 billion recorded in fiscal 2021, as well as $0.4 billion in incremental charges associated with the United Kingdom and Japan divestitures upon closing of the transactions during the first quarter of fiscal 2022. Refer to Note 12.
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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2022, our reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of goodwill, as the fair value significantly exceeded the carrying value. Our indefinite-lived acquired intangible assets have also historically generated sufficient returns to recover their cost. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. Due to certain strategic restructuring decisions, we recorded approximately $0.7 billion in impairment in fiscal 2020 related to acquired trade names and acquired developed software.
Contingencies
We are involved in a number of legal proceedings. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Note 10 to our Consolidated Financial Statements and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, reputation, financial position, results of operations or cash flows.

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
As guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes to our estimates will be treated in accordance with the relevant accounting guidance.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2022, the net fair value of our interest rate swaps decreased $0.2 billion primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2022.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$410	$—	$—	$—	$—	$—	$410
Weighted-average interest rate	2.9%	—%	—%	—%	—%	—%	2.9%
Long-term debt(1):
Fixed rate	$2,803	$4,224	$3,565	$857	$2,757	$23,461	$37,667
Weighted-average interest rate	1.7%	3.2%	2.9%	3.6%	2.0%	4.1%	3.6%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$—	$1,750	$1,500	$—	$—	$4,771	$8,021
Weighted-average pay rate	—%	0.7%	1.4%	—%	—%	1.3%	1.2%
Weighted-average receive rate	—%	2.6%	3.3%	—%	—%	2.5%	2.7%
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2022, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 22% of our total short-term and long-term debt. Based on January 31, 2022 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $0.1 billion.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our investments and operations in countries other than the U.S., as well as our foreign-currency-denominated long-term debt. For fiscal 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $0.6 billion net loss in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $1.0 billion and $0.1 billion as of January 31, 2022 and January 31, 2021, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the strengthening of the U.S. dollar relative to certain currencies in fiscal 2022. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $1.0 billion. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2022 would have resulted in a change in the value of the swaps of $40 million.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to investment risk primarily related to changes in the stock price of our equity investments with readily determinable fair values. The change in fair value is recorded within other gains and losses and resulted in a loss of $2.4 billion in fiscal 2022 due to net decreases in the stock price of those equity investments. As of January 31, 2022, the fair value of our equity investments with readily determinable fair values was $11.9 billion. As of January 31, 2022, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $1.2 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2022, the Company is involved in a number of legal proceedings and has made accruals with respect to these matters, where appropriate. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and therefore an accrual has not been made. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management assessed the probability of occurrence and the estimation of any potential loss based on the ability to predict the number of claims that may be filed or whether any loss or range of loss can be reasonably estimated. For example, in assessing the probability of occurrence in a particular legal proceeding, management exercises judgment to determine if it can predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management's accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence for contingencies or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies. For example, we tested controls over the Company's assessment of the likelihood of loss and the Company's determinations regarding the measurement of loss.

To test the Company's assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the Board of Directors and committees of the Board of Directors, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from internal and external counsel, and evaluated the current status of contingencies based on discussions with internal legal counsel. We also evaluated the appropriateness of the related disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1969.

Rogers, Arkansas
March 18, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Walmart Inc. as of January 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 18, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Rogers, Arkansas
March 18, 2022

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2022	2021	2020
Revenues:
Net sales	$567,762	$555,233	$519,926
Membership and other income	4,992	3,918	4,038
Total revenues	572,754	559,151	523,964
Costs and expenses:
Cost of sales	429,000	420,315	394,605
Operating, selling, general and administrative expenses	117,812	116,288	108,791
Operating income	25,942	22,548	20,568
Interest:
Debt	1,674	1,976	2,262
Finance lease	320	339	337
Interest income	(158)	(121)	(189)
Interest, net	1,836	2,194	2,410
Loss on extinguishment of debt	2,410	—	—
Other (gains) and losses	3,000	(210)	(1,958)
Income before income taxes	18,696	20,564	20,116
Provision for income taxes	4,756	6,858	4,915
Consolidated net income	13,940	13,706	15,201
Consolidated net income attributable to noncontrolling interest	(267)	(196)	(320)
Consolidated net income attributable to Walmart	$13,673	$13,510	$14,881

Net income per common share:
Basic net income per common share attributable to Walmart	$4.90	$4.77	$5.22
Diluted net income per common share attributable to Walmart	4.87	4.75	5.19

Weighted-average common shares outstanding:
Basic	2,792	2,831	2,850
Diluted	2,805	2,847	2,868

Dividends declared per common share	$2.20	$2.16	$2.12
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Consolidated net income	$13,940	$13,706	$15,201
Consolidated net income attributable to noncontrolling interest	(267)	(196)	(320)
Consolidated net income attributable to Walmart	13,673	13,510	14,881

Other comprehensive income (loss), net of income taxes
Currency translation and other	2,442	842	286
Net investment hedges	(1,202)	(221)	122
Cash flow hedges	(444)	235	(399)
Minimum pension liability	1,974	(30)	(1,244)
Other comprehensive income (loss), net of income taxes	2,770	826	(1,235)
Other comprehensive (income) loss attributable to noncontrolling interest	230	213	(28)
Other comprehensive income (loss) attributable to Walmart	3,000	1,039	(1,263)

Comprehensive income, net of income taxes	16,710	14,532	13,966
Comprehensive (income) loss attributable to noncontrolling interest	(37)	17	(348)
Comprehensive income attributable to Walmart	$16,673	$14,549	$13,618
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,760	$17,741
Receivables, net	8,280	6,516
Inventories	56,511	44,949
Prepaid expenses and other	1,519	20,861
Total current assets	81,070	90,067

Property and equipment, net	94,515	92,201
Operating lease right-of-use assets	13,758	13,642
Finance lease right-of-use assets, net	4,351	4,005
Goodwill	29,014	28,983
Other long-term assets	22,152	23,598
Total assets	$244,860	$252,496

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$224
Accounts payable	55,261	49,141
Accrued liabilities	26,060	37,966
Accrued income taxes	851	242
Long-term debt due within one year	2,803	3,115
Operating lease obligations due within one year	1,483	1,466
Finance lease obligations due within one year	511	491
Total current liabilities	87,379	92,645

Long-term debt	34,864	41,194
Long-term operating lease obligations	13,009	12,909
Long-term finance lease obligations	4,243	3,847
Deferred income taxes and other	13,474	14,370

Commitments and contingencies

Equity:
Common stock	276	282
Capital in excess of par value	4,839	3,646
Retained earnings	86,904	88,763
Accumulated other comprehensive loss	(8,766)	(11,766)
Total Walmart shareholders' equity	83,253	80,925
Noncontrolling interest	8,638	6,606
Total equity	91,891	87,531
Total liabilities and equity	$244,860	$252,496
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2019	2,878	$288	$2,965	$80,785	$(11,542)	$72,496	$7,138	$79,634
Adoption of new accounting standards, net of income taxes	—	—	—	(266)	—	(266)	(34)	(300)
Consolidated net income	—	—	—	14,881	—	14,881	320	15,201
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,263)	(1,263)	28	(1,235)
Cash dividends declared ($2.12 per share)	—	—	—	(6,048)	—	(6,048)	—	(6,048)
Purchase of Company stock	(53)	(5)	(199)	(5,435)	—	(5,639)	—	(5,639)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(475)	(475)
Sale of subsidiary stock	—	—	37	—	—	37	15	52
Other	7	1	444	26	—	471	(109)	362
Balances as of January 31, 2020	2,832	284	3,247	83,943	(12,805)	74,669	6,883	81,552
Consolidated net income	—	—	—	13,510	—	13,510	196	13,706
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,039	1,039	(213)	826
Cash dividends declared ($2.16 per share)	—	—	—	(6,116)	—	(6,116)	—	(6,116)
Purchase of Company stock	(20)	(2)	(97)	(2,559)	—	(2,658)	—	(2,658)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(365)	(365)
Sale of subsidiary stock	—	—	29	—	—	29	111	140
Other	9	—	467	(15)	—	452	(6)	446
Balances as of January 31, 2021	2,821	282	3,646	88,763	(11,766)	80,925	6,606	87,531
Consolidated net income		—	—	13,673	—	13,673	267	13,940
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,000	3,000	(230)	2,770
Cash dividends declared ($2.20 per share)	—	—	—	(6,152)	—	(6,152)	—	(6,152)
Purchase of Company stock	(70)	(7)	(426)	(9,375)	—	(9,808)	—	(9,808)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(416)	(416)
Sale of subsidiary stock	—	—	952	—	—	952	2,287	3,239
Other	10	1	667	(5)	—	663	124	787
Balances as of January 31, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Cash flows from operating activities:
Consolidated net income	$13,940	$13,706	$15,201
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,658	11,152	10,987
Net unrealized and realized (gains) and losses	2,440	(8,589)	(1,886)
Losses on disposal of business operations	433	8,401	15
Asda pension contribution	—	—	(1,036)
Deferred income taxes	(755)	1,911	320
Loss on extinguishment of debt	2,410	—	—
Other operating activities	1,652	1,521	1,981
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(1,796)	(1,086)	154
Inventories	(11,764)	(2,395)	(300)
Accounts payable	5,520	6,966	(274)
Accrued liabilities	1,404	4,623	186
Accrued income taxes	39	(136)	(93)
Net cash provided by operating activities	24,181	36,074	25,255

Cash flows from investing activities:
Payments for property and equipment	(13,106)	(10,264)	(10,705)
Proceeds from the disposal of property and equipment	394	215	321
Proceeds from disposal of certain operations, net of divested cash	7,935	56	833
Payments for business acquisitions, net of cash acquired	(359)	(180)	(56)
Other investing activities	(879)	102	479
Net cash used in investing activities	(6,015)	(10,071)	(9,128)

Cash flows from financing activities:
Net change in short-term borrowings	193	(324)	(4,656)
Proceeds from issuance of long-term debt	6,945	—	5,492
Repayments of long-term debt	(13,010)	(5,382)	(1,907)
Premiums paid to extinguish debt	(2,317)	—	—
Dividends paid	(6,152)	(6,116)	(6,048)
Purchase of Company stock	(9,787)	(2,625)	(5,717)
Dividends paid to noncontrolling interest	(424)	(434)	(555)
Sale of subsidiary stock	3,239	140	52
Other financing activities	(1,515)	(1,376)	(960)
Net cash used in financing activities	(22,828)	(16,117)	(14,299)

Effect of exchange rates on cash, cash equivalents and restricted cash	(140)	235	(69)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,802)	10,121	1,759
Change in cash and cash equivalents reclassified from (to) assets held for sale	1,848	(1,848)	—
Cash, cash equivalents and restricted cash at beginning of year	17,788	9,515	7,756
Cash, cash equivalents and restricted cash at end of year	$14,834	$17,788	$9,515

Supplemental disclosure of cash flow information:
Income taxes paid	$5,918	$5,271	$3,616
Interest paid	2,237	2,216	2,464
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") helps people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2022 ("fiscal 2022"), January 31, 2021 ("fiscal 2021") and January 31, 2020 ("fiscal 2020"). Intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current year presentation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2022 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1.7 billion and $4.1 billion as of January 31, 2022 and 2021, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $14.8 billion and $17.7 billion in cash and cash equivalents as of January 31, 2022 and January 31, 2021, approximately 50% and 40% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2022 and 2021, cash and cash equivalents of approximately $4.3 billion and $2.8 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $4.3 billion as of January 31, 2022, approximately $2.2 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of Flipkart Private Limited ("Flipkart") minority shareholders.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: customers, which includes pharmacy insurance companies as well as advertisers, and banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. As of January 31, 2022 and January 31, 2021, net receivables from transactions with customers were $3.4 billion and $2.7 billion, respectively.

Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for the Walmart U.S. segment's inventories. The inventory for the Walmart International segment is generally valued in most markets by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the retail value of inventory. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. As of January 31, 2022 and 2021, inventories valued at LIFO approximated those inventories as if they were valued at first-in, first-out ("FIFO").
Held for Sale
Components and businesses that meet accounting requirements to be classified as held for sale are presented as single asset and liability amounts in the Company's financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.  The Company reviews its businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.  As of January 31, 2022, assets and liabilities held for sale were immaterial. As of January 31, 2021, $19.2 billion assets held for sale and $12.7 billion liabilities held for sale were classified in prepaid expenses and other and accrued liabilities in the Consolidated Balance Sheets, respectively, reflecting the Company's operations in the U.K. and Japan classified as held for sale which subsequently closed during fiscal 2022. Refer to Note 12 for additional details.
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

		As of January 31,
(Amounts in millions)	Estimated Useful Lives	2022	2021
Land	N/A	$19,204	$19,308
Buildings and improvements	3 - 40 years	100,376	97,582
Fixtures and equipment	1 - 30 years	60,282	56,639
Transportation equipment	3 - 15 years	2,263	2,301
Construction in progress	N/A	7,199	4,741
Property and equipment		189,324	180,571
Accumulated depreciation		(94,809)	(88,370)
Property and equipment, net		$94,515	$92,201
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and intangible assets for fiscal 2022, 2021 and 2020 was $10.7 billion, $11.2 billion and $11.0 billion, respectively.
Leases
For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not easily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2022, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill is evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. Management has performed its evaluation and determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
The following table reflects goodwill activity, by reportable segment, for fiscal 2022 and 2021:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2020	$2,593	$28,167	$313	$31,073
Changes in currency translation and other	—	10	—	10
Acquisitions	103	—	8	111
Amounts reclassified related to operations held for sale(1)	—	(2,211)	—	(2,211)
Balances as of January 31, 2021	2,696	25,966	321	28,983
Changes in currency translation and other	—	(415)	—	(415)
Acquisitions	245	201	—	446
Balances as of January 31, 2022	$2,941	$25,752	$321	$29,014
(1) Represents goodwill associated with operations in the U.K. and Japan which were classified as held for sale as of January 31, 2021. Refer to Note 12.
Intangible assets are recorded in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2022 and 2021, the Company had $4.8 billion and $4.9 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. There were no significant impairment charges related to intangible assets for fiscal 2022 or 2021. During fiscal 2020, the Company incurred approximately $0.7 billion in impairment charges related to its intangible assets. Refer to Note 8 for additional information.
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
Investments
Investments in equity and debt securities are recorded in other long-term assets in the Consolidated Balance Sheets. Changes in fair value of equity securities measured on a recurring basis are recognized in other gains and losses in the Consolidated Statements of Income. Refer to Note 8 for details. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income. Investments in debt securities classified as trading are reported at fair value with interest income recorded in interest income in the Consolidated Statements of Income. As of January 31, 2022, the Company had $1.0 billion in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of January 31, 2022 and January 31, 2021, the Company had $0.7 billion and $0.6 billion, respectively, of certain legal and tax indemnification liabilities recorded within deferred income taxes and other in the Consolidated Balance Sheets. The maximum amount of potential future payments under these indemnities was $3.5 billion, based on exchange rates as of January 31, 2022.
Self Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers' compensation, general liability and auto liability.
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated generally "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close-out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company's collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received from counterparties and cash collateral provided to counterparties under these arrangements was not significant as of January 31, 2022 and 2021.
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
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of these interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. These derivatives will mature on dates ranging from April 2023 to September 2031.
Cash Flow Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The Company records changes in the fair value of these swaps in accumulated other comprehensive loss which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives will mature on dates ranging from April 2022 to January 2039.

Net Investment Hedges
Prior to the divestiture of the Company's operations in the United Kingdom and Japan as discussed in Note 12, the Company was a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with net investments of these foreign operations. Changes in fair value attributable to the hedged risk were recorded in accumulated other comprehensive loss. The Company also previously designated certain foreign currency denominated long-term debt as a hedge of currency exposure associated with the net investment of these divested operations and recorded foreign currency gain or loss associated with designated long-term debt in accumulated other comprehensive loss. Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss as discussed in Note 4. As of January 31, 2021, the Company had $3.3 billion of outstanding long-term debt designated as net investment hedges.
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
Membership Fee Revenue
The Company recognizes membership fee revenue both in the U.S. and internationally over the term of the membership, which is typically 12 months. Membership fee revenue was $2.2 billion for fiscal 2022, $1.7 billion for fiscal 2021 and $1.5 billion for fiscal 2020, respectively. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets.
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
Advertising Costs
Advertising costs are expensed as incurred, consist primarily of digital, television and print advertisements and are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Advertising costs were $3.9 billion, $3.2 billion and $3.7 billion for fiscal 2022, 2021 and 2020, respectively.
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
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2022, 2021 and 2020.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2022	2021	2020
Numerator
Consolidated net income	$13,940	$13,706	$15,201
Consolidated net income attributable to noncontrolling interest	(267)	(196)	(320)
Consolidated net income attributable to Walmart	$13,673	$13,510	$14,881

Denominator
Weighted-average common shares outstanding, basic	2,792	2,831	2,850
Dilutive impact of stock options and other share-based awards	13	16	18
Weighted-average common shares outstanding, diluted	2,805	2,847	2,868

Net income per common share attributable to Walmart
Basic	$4.90	$4.77	$5.22
Diluted	4.87	4.75	5.19

Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 11.0 billion, of which 2.8 billion were issued and outstanding as of January 31, 2022 and 2021.
Sale of Subsidiary Stock
During fiscal 2022, the Company received $3.2 billion primarily related to a new equity funding for the Company's majority-owned Flipkart subsidiary, which reduced the Company's ownership from approximately 83% as of January 31, 2021 to approximately 75%.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $1.2 billion, $1.2 billion and $0.9 billion for fiscal 2022, 2021 and 2020, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.3 billion, $0.3 billion and $0.2 billion for fiscal 2022, 2021 and 2020, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Restricted stock units	$659	$742	$553
Restricted stock and performance-based restricted stock units	321	277	270
Other	183	150	31
Share-based compensation expense	$1,163	$1,169	$854
The Walmart Inc. Stock Incentive Plan of 2015 (the "Plan"), as subsequently amended and restated, was established to grant stock options, restricted (non-vested) stock, restricted stock units, performance share units and other equity compensation awards for which 260 million shares of Walmart common stock issued or to be issued under the Plan have been registered under the Securities Act of 1933. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2020, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. Prior to fiscal 2020, 50% of restricted stock units generally vested three years from the grant date and the remaining 50% were vested five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2022, 2021 and 2020 was 3.8%, 4.4% and 4.9%, respectively.
•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units vest based on the passage of time and achievement of performance criteria and generally range from 0% to 150% of the original award amount. Vesting periods for these awards are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2022, 2021 and 2020 was 4.2%, 4.5% and 5.1%, respectively.
In addition to the Plan, Flipkart has certain share-based compensation plans for associates under which options to acquire Flipkart common shares may be issued. Share-based compensation expense associated with these plans is included in the Other line in the table above.

The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2022:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2021	19,900	$92.13	5,413	$108.72
Granted	8,219	131.90	3,057	135.48
Adjustment for performance achievement(1)	—	—	920	107.67
Vested/exercised	(8,051)	85.21	(2,614)	100.30
Forfeited	(2,785)	110.65	(636)	110.95
Outstanding as of January 31, 2022	17,283	$111.42	6,140	$125.25
(1) Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2022	2021	2020
Fair value of restricted stock units vested	$703	$597	$442
Fair value of restricted stock and performance-based restricted stock units vested	264	275	365
Unrecognized compensation cost for restricted stock units	1,102	1,062	1,096
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	417	344	326
Weighted average remaining period to expense for restricted stock units (years)	1.2	1.1	1.3
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.5	1.4	1.4
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
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2022, 2021 and 2020:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2022	2021	2020
Total number of shares repurchased	69.7	19.4	53.9
Average price paid per share	$140.45	$135.20	$105.98
Total cash paid for share repurchases	$9,787	$2,625	$5,717

Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2022, 2021 and 2020:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2019	$(12,085)	$1,395	$(140)	$(712)	$(11,542)
Other comprehensive income (loss) before reclassifications, net(1)	281	122	(399)	(1,283)	(1,279)
Reclassifications to income, net	(23)	—	—	39	16
Balances as of January 31, 2020	(11,827)	1,517	(539)	(1,956)	(12,805)
Other comprehensive income (loss) before reclassifications, net	214	(221)	186	(172)	7
Reclassifications to income, net(2)	841	—	49	142	1,032
Balances as of January 31, 2021	(10,772)	1,296	(304)	(1,986)	(11,766)
Other comprehensive loss before reclassifications, net	(586)	(7)	(540)	—	(1,133)
Reclassifications related to business dispositions, net(3)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	66	8	74
Balances as of January 31, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
(1) Primarily includes the remeasurement of Asda Group Limited's ("Asda") pension benefit obligation subsequent to the cash contribution made by Asda in fiscal 2020. Refer to Note 11.
(2) Includes a cumulative foreign currency translation loss of $0.8 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Argentina. Refer to Note 12.
(3) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.
Amounts reclassified from accumulated other comprehensive loss for derivatives are recorded in interest, net, in the Company's Consolidated Statements of Income, and the amounts for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Consolidated Statements of Income.
Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2022 and 2021:

	January 31,
(Amounts in millions)	2022	2021
Accrued wages and benefits(1)	7,908	7,654
Self-insurance(2)	4,652	4,698
Accrued non-income taxes(3)	3,247	3,328
Deferred gift card revenue	2,559	2,310
Liabilities held for sale(4)	21	12,734
Other(5)	7,673	7,242
Total accrued liabilities	$26,060	$37,966
(1)Accrued wages and benefits include accrued wages, salaries, vacation, bonuses and other incentive plans.
(2)Self-insurance consists of insurance-related liabilities, such as workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits.
(3)Accrued non-income taxes include accrued payroll, property, value-added, sales and miscellaneous other taxes.
(4)Liabilities held for sale as of January 31, 2021 relate to the Company's operations in Japan and the U.K. classified as held for sale. See Note 12.
(5)Other accrued liabilities includes items such as deferred membership revenue, interest, advertising, maintenance & utilities, and supply chain.

Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2022 and 2021 were $0.4 billion and $0.2 billion, respectively, with weighted-average interest rates of 2.9% and 1.9%, respectively.
The Company has various committed lines of credit in the U.S. to support its commercial paper program and are summarized in the following table:

	January 31, 2022			January 31, 2021
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)     In April 2021, the Company renewed and extended its existing 364-day revolving credit facility as well as its five year credit facility.
The committed lines of credit in the table above mature in April 2022 and April 2026, carry interest rates of LIBOR plus 50 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $1.8 billion as of January 31, 2022 and 2021, of which $1.7 billion and $1.8 billion was drawn as of January 31, 2022 and 2021, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2022 and 2021:

	January 31, 2022			January 31, 2021
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2023 - 2052	$29,957	3.5%	$35,216	3.9%
Variable		—		750	0.5%
Total U.S. dollar denominated		29,957		35,966
Fixed	2023 - 2030	2,787	3.3%	3,034	3.3%
Variable		—		—
Total Euro denominated		2,787		3,034
Fixed	2031 - 2039	3,601	5.4%	3,682	5.4%
Variable		—		—
Total Sterling denominated		3,601		3,682
Fixed	2023 - 2028	1,475	0.3%	1,624	0.3%
Variable		—		—
Total Yen denominated		1,475		1,624
Total unsecured debt		37,820		44,306
Total other(2)		(153)		3
Total debt		37,667		44,309
Less amounts due within one year		(2,803)		(3,115)
Long-term debt		$34,864		$41,194
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2023	$2,803
2024	4,224
2025	3,565
2026	857
2027	2,757
Thereafter	23,461
Total	$37,667

Debt Issuances
Information on significant long-term debt issued during fiscal 2022, for general corporate purposes and certain eligible green investment initiatives, is as follows:

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
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase company stock. There were no long-term debt issuances in fiscal 2021.
Maturities and Extinguishments
The following table provides details of debt repayments during fiscal 2022:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 15, 2021	$510	Fixed	4.250%	$510
June 23, 2021	$750	Floating	Floating	750
June 23, 2021	$1,750	Fixed	3.125%	1,750
Total repayment of matured debt				3,010

June 26, 2023	$2,750	Fixed	3.400%	470
October 15, 2023	$152	Fixed	6.750%	2
July 8, 2024	$1,500	Fixed	2.850%	510
December 15, 2024	$1,000	Fixed	2.650%	370
June 26, 2025	$1,500	Fixed	3.550%	625
July 8, 2026	$1,250	Fixed	3.050%	451
April 5, 2027	$483	Fixed	5.875%	110
June 26, 2028	$2,750	Fixed	3.700%	1,271
July 8, 2029	$1,250	Fixed	3.250%	517
September 24, 2029	$500	Fixed	2.375%	181
February 15, 2030	$588	Fixed	7.550%	119
September 1, 2035	$1,968	Fixed	5.250%	635
August 15, 2037	$1,300	Fixed	6.500%	262
April 15, 2038	$919	Fixed	6.200%	116
June 28, 2038	$1,500	Fixed	3.950%	925
April 1, 2040	$751	Fixed	5.625%	142
July 8, 2040	$378	Fixed	4.875%	101
October 25, 2040	$519	Fixed	5.000%	125
April 15, 2041	$918	Fixed	5.625%	305
April 11, 2043	$709	Fixed	4.000%	296
October 2, 2043	$269	Fixed	4.750%	38
April 22, 2044	$502	Fixed	4.300%	172
December 15, 2047	$1,000	Fixed	3.625%	566
June 29, 2048	$3,000	Fixed	4.050%	1,317
September 24, 2049	$1,000	Fixed	2.950%	371
Total repayment of extinguished debt(1)				10,000
Total				$13,010
(1) Represents portion of the outstanding principal amount which was repaid during fiscal 2022. Individual repayment amounts may not sum due to rounding.

The Company recorded a $2.4 billion loss on extinguishment of debt during fiscal 2022, which included payment of $2.3 billion in early extinguishment premiums.
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
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally. The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Fiscal years ended January 31,
(Amounts in millions)	2022	2021	2020
Operating lease cost	$2,274	$2,626	$2,670
Finance lease cost:
Amortization of right-of-use assets	565	583	480
Interest on lease obligations	232	298	306
Variable lease cost	823	777	691
Other lease information is as follows:

	Fiscal years ended January 31,
(Amounts in millions)	2022	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,234	2,629	2,614
Operating cash flows from finance leases	225	286	278
Financing cash flows from finance leases	538	546	485
Assets obtained in exchange for operating lease obligations	1,816	2,131	2,151
Assets obtained in exchange for finance lease obligations	1,044	1,547	1,081

	As of January 31,
	2022	2021
Weighted-average remaining lease term - operating leases	12.2 years	12.5 years
Weighted-average remaining lease term - finance leases	13.4 years	13.7 years
Weighted-average discount rate - operating leases	5.9%	6.1%
Weighted-average discount rate - finance leases	6.5%	6.8%

The aggregate annual lease obligations at January 31, 2022, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2023	$2,164	$736
2024	2,040	675
2025	1,876	611
2026	1,713	555
2027	1,551	482
Thereafter	11,322	4,987
Total undiscounted lease obligations	20,666	8,046
Less imputed interest	(6,174)	(3,292)
Net lease obligations	$14,492	$4,754

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
As described in Note 1, the Company measures the fair value of certain equity investments on a recurring basis in the accompanying Consolidated Balance Sheets. The fair values of the Company's equity investments measured on a recurring basis are as follows:

(Amounts in millions)	Fair Value as of January 31, 2022	Fair Value as of January 31, 2021
Equity investments measured using Level 1 inputs	$6,069	$6,517
Equity investments measured using Level 2 inputs	5,819	7,905
Total	$11,888	$14,422
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2022 and January 31, 2021, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2022			January 31, 2021
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$8,021	$(47)	(1)	$3,250	$166	(2)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as net investment hedges	—	—		1,250	311	(2)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	7,855	(1,048)	(1)	5,073	(394)	(1)
Total	$15,876	$(1,095)		$9,573	$83
(1)Primarily classified in deferred income taxes and other in the Company's Consolidated Balance Sheets.
(2)Primarily classified in other long-term assets in the Company's Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
Upon completing the sales of Asda in February 2021 and Seiyu in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion in the first quarter of fiscal 2022 within other gains and losses in the Consolidated Statements of Income. Refer to Note 12. The Company did not have other material assets or liabilities resulting in nonrecurring fair value measurements as of January 31, 2022.
For the fiscal year ended January 31, 2021, the Company's operations in Argentina, Japan and the U.K. met the held for sale criteria in fiscal 2021, as further discussed in Note 12. As a result, the individual disposal groups were measured at fair value, less costs to sell, which is considered a Level 3 fair value measurement based on each transaction's expected consideration. The carrying value of the Argentina, Japan and U.K. disposal groups exceeded their fair value, less costs to sell, and as a result, the Company recognized non-recurring impairment charges. The aggregate pre-tax loss of $8.3 billion associated with the divestiture of these operations in the Walmart International segment was recorded in other gains and losses in the Consolidated Statements of Income for the year ended January 31, 2021 and included these impairment charges as well as a $2.3 billion charge related to the Asda pension plan. These impairment charges included the anticipated release of non-cash cumulative foreign currency translation losses associated with the disposal groups. Other impairment charges for assets measured at fair value on a nonrecurring basis during fiscal 2021 were immaterial.

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
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2022 and 2021, are as follows:

	January 31, 2022		January 31, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$37,667	$42,381	$44,309	$54,240
Note 9. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
U.S.	$15,536	$18,068	$15,019
Non-U.S.	3,160	2,496	5,097
Total income before income taxes	$18,696	$20,564	$20,116
A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Current:
U.S. federal	$3,313	$2,991	$2,794
U.S. state and local	649	742	587
International	1,553	1,127	1,205
Total current tax provision	5,515	4,860	4,586
Deferred:
U.S. federal	(671)	2,316	663
U.S. state and local	41	23	35
International	(129)	(341)	(369)
Total deferred tax expense (benefit)	(759)	1,998	329
Total provision for income taxes	$4,756	$6,858	$4,915

Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	2.8%	2.9%	2.2%
Income taxed outside the U.S.	(1.5)%	(0.1)%	(1.0)%
Disposal and wind-down of certain business operations	0.5%	7.1%	—%
Valuation allowance	4.4%	2.3%	2.3%
Net impact of repatriated international earnings	(0.3)%	(0.4)%	0.4%
Federal tax credits	(1.1)%	(0.9)%	(0.8)%
Enacted change in tax laws	—%	—%	(1.9)%
Change in reserve for tax contingencies	0.2%	0.8%	2.5%
Other, net	(0.6)%	0.6%	(0.3)%
Effective income tax rate	25.4%	33.3%	24.4%
The following sections regarding deferred taxes, unremitted earnings, net operating losses, tax credit carryforwards, valuation allowances and uncertain tax positions exclude amounts related to operations classified as held for sale.
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2022	2021
Deferred tax assets:
Loss and tax credit carryforwards	$9,456	$9,179
Accrued liabilities	2,752	2,582
Share-based compensation	231	224
Lease obligations	4,320	4,450
Other	893	589
Total deferred tax assets	17,652	17,024
Valuation allowances	(9,542)	(8,782)
Deferred tax assets, net of valuation allowances	8,110	8,242
Deferred tax liabilities:
Property and equipment	4,414	4,802
Acquired intangibles	1,065	1,071
Inventory	1,588	1,235
Lease right of use assets	4,355	4,390
Mark-to-market investments	1,825	2,678
Other	307	675
Total deferred tax liabilities	13,554	14,851
Net deferred tax liabilities	$5,444	$6,609
The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2022	2021
Balance Sheet classification
Assets:
Other long-term assets	$1,473	$1,836
Liabilities:
Deferred income taxes and other	6,917	8,445
Net deferred tax liabilities	$5,444	$6,609

Unremitted Earnings
Prior to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes.  As of January 31, 2022, the Company has not recorded approximately $3 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2022, the Company's net operating loss and capital loss carryforwards totaled approximately $39.3 billion. Of these carryforwards, approximately $26.6 billion will expire, if not utilized, in various years through 2042. The remaining carryforwards have no expiration.
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
The Company had valuation allowances of $9.5 billion and $8.8 billion as of January 31, 2022 and 2021, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards. Activity in the valuation allowance during fiscal 2022 related to valuation allowance builds in multiple markets, as well as releases due to the expiration of underlying deferred tax assets.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2022 and 2021, the amount of gross unrecognized tax benefits related to continuing operations was $3.2 billion and $3.1 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.8 billion and $1.7 billion as of January 31, 2022 and 2021, respectively.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$3,135	$1,817	$1,305
Increases related to prior year tax positions	170	92	516
Decreases related to prior year tax positions	(97)	(264)	(15)
Increases related to current year tax positions	75	1,582	66
Settlements during the period	(5)	(64)	(29)
Lapse in statutes of limitations	(33)	(28)	(26)
Gross unrecognized tax benefits, end of year	$3,245	$3,135	$1,817
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2022, 2021 and 2020. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company is focused on resolving tax audits as expeditiously as possible. As a result of these efforts, unrecognized tax benefits could potentially be reduced beyond the provided range during the next twelve months. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2014, and 2018 through 2022. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2022, and for U.S. state and local income taxes generally for the fiscal years ended 2013 through 2022. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2013.

Other Taxes
The Company is subject to tax examinations for value added, sales-based, payroll and other non-income taxes. A number of these examinations are ongoing in various jurisdictions. In certain cases, the Company has received assessments and judgments from the respective taxing authorities in connection with these examinations. Unless otherwise indicated, the possible losses or range of possible losses associated with these matters are individually immaterial, but a group of related matters, if decided adversely to the Company, could result in a liability material to the Company's Consolidated Financial Statements.
Note 10. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings and certain regulatory matters. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and may be material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations or cash flows.
Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the trial, which will determine amounts owed by the defendants, is currently scheduled to begin on May 10, 2022. The Company intends to appeal the jury verdict from the liability phase upon completion of the abatement phase of the trial.
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
On October 22, 2020, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Texas against the U.S. Department of Justice (the "DOJ") and the U.S. Drug Enforcement Administration, asking a federal court to clarify the roles and responsibilities of pharmacists and pharmacies as to the dispensing and distribution of opioids under the Controlled Substances Act (the "CSA"). The Company's action was dismissed. The Company had appealed this decision to the Fifth Circuit. On December 22, 2021, the Fifth Circuit affirmed the dismissal of the action.
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
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other Opioids

Litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants filed the opening brief on their motion to dismiss that case on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022.
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
Asda Equal Value Claims
Asda, formerly a subsidiary of the Company, was and still is a defendant in certain equal value claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester in the United Kingdom on behalf of current and former Asda store employees (the "Asda Equal Value Claims"), and further claims may be asserted in the future. Subsequent to the divestiture of Asda in February 2021, the Company will continue to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcomes of these matters.
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
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2022, 2021 and 2020:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Defined contribution plans:
U.S.	$1,441	$1,290	$1,184
International	39	200	177
Total contribution expense for defined contribution plans	$1,480	$1,490	$1,361
Additionally, the Company's previously owned subsidiary in the United Kingdom sponsored a defined benefit pension plan. In fiscal 2020, Asda, Walmart and the Trustee of the Asda Group Pension Scheme (the "Plan") entered into an agreement pursuant to which Asda made a cash contribution of $1.0 billion to the Plan (the "Asda Pension Contribution") which enabled the Plan to purchase a bulk annuity insurance contract for the benefit of Plan participants, and released the Plan and Asda from any future obligations. In connection with the sale of Asda, all accumulated pension components of $2.3 billion were included in the disposal group and the estimated pre-tax loss recognized during the fourth quarter of fiscal 2021 as discussed in Note 8 and Note 12.

Note 12. Disposals, Acquisitions and Related Items
The following disposals impact the Company's Walmart International segment. Other immaterial transactions have also occurred or been announced.
Asda
In February 2021, the Company completed the divestiture of Asda, the Company's retail operations in the U.K., for net consideration of $9.6 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Consolidated Statement of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Asda and recognized its retained investment in Asda as a debt security within other long-term assets and also recognized certain legal and tax indemnity liabilities within deferred income taxes and other on the Consolidated Balance Sheet.
Asda was classified as held for sale in the Consolidated Balance Sheet as of January 31, 2021, and as a result, the Company recognized an estimated pre-tax loss of $5.5 billion in other gains and losses in its Consolidated Statement of Income in the fourth quarter of fiscal 2021. Upon classifying the Asda disposal group as held for sale, $2.3 billion of accumulated pension components associated with the expected derecognition of the Asda pension plan were included as part of the loss. In calculating the loss, the fair value of the disposal group was reduced by approximately $0.8 billion related to the estimated fair value of certain indemnities and other transaction related costs.
Seiyu
In March 2021, the Company completed the divestiture of Seiyu, the Company's retail operations in Japan, for net consideration of $1.2 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Consolidated Statement of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Seiyu and recognized its retained 15 percent ownership interest in Seiyu as an equity investment within other long-term assets on the Consolidated Balance Sheet.
Seiyu was classified as held for sale in the Consolidated Balance Sheet as of January 31, 2021, and as a result, the Company recognized an estimated pre-tax loss of $1.9 billion in other gains and losses in its Consolidated Statement of Income in the fourth quarter of fiscal 2021.
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
(2)Includes the $2.3 billion loss associated with the derecognition of the Asda pension plan and $1.3 billion cumulative foreign currency and related net investment hedge and other impacts included within the disposal groups, which were reclassified from accumulated other comprehensive loss upon closure of each transaction.
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

Note 13. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail and wholesale stores and clubs, as well as eCommerce websites, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company previously operated in Argentina prior to the sale of Walmart Argentina in the fourth quarter of fiscal 2021 and operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 for discussion of recent divestitures. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impracticable to segregate and identify revenues for each of these individual products and services.
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

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2022
Net sales	$393,247	$100,959	$73,556	$—	$567,762
Operating income (loss)	21,587	3,758	2,259	(1,662)	25,942
Interest, net					(1,836)
Loss on extinguishment of debt					(2,410)
Other gains and (losses)					(3,000)
Income before income taxes					$18,696
Total assets	$125,044	$91,403	$14,678	$13,735	$244,860
Depreciation and amortization	6,773	1,963	601	1,321	10,658
Capital expenditures	8,475	2,497	622	1,512	13,106

Fiscal Year Ended January 31, 2021
Net sales	$369,963	$121,360	$63,910	$—	$555,233
Operating income (loss)	19,116	3,660	1,906	(2,134)	22,548
Interest, net					(2,194)
Other gains and (losses)					210
Income before income taxes					$20,564
Total assets	$113,490	$109,445	$13,415	$16,146	$252,496
Depreciation and amortization	6,561	2,633	599	1,359	11,152
Capital expenditures	6,131	2,436	488	1,209	10,264

Fiscal Year Ended January 31, 2020
Net sales	$341,004	$120,130	$58,792	$—	$519,926
Operating income (loss)	17,380	3,370	1,642	(1,824)	20,568
Interest, net					(2,410)
Other gains and (losses)					1,958
Income before income taxes					$20,116
Total assets	$110,353	$105,811	$13,494	$6,837	$236,495
Depreciation and amortization	6,408	2,682	605	1,292	10,987
Capital expenditures	6,315	2,801	525	1,064	10,705

Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of property and equipment, net and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2022, 2021 and 2020, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2022	2021	2020
Revenues
U.S. operations	$470,295	$436,649	$402,532
Non-U.S. operations	102,459	122,502	121,432
Total revenues	$572,754	$559,151	$523,964

Long-lived assets
U.S. operations	$89,795	$87,068	$86,944
Non-U.S. operations	22,829	22,780	40,105
Total long-lived assets	$112,624	$109,848	$127,049
No individual country outside of the U.S. had total revenues or long-lived assets that were material to the consolidated totals. Long-lived assets related to operations classified as held for sale are excluded from the table above. Additionally, the Company did not generate material revenues from any single customer.
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment, which include omni-channel sales where a customer initiates an order digitally and the order is fulfilled through a store or club.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2022	2021	2020
Grocery	$218,944	$208,413	$192,428
General merchandise	125,876	119,406	108,687
Health and wellness	42,839	38,522	36,558
Other categories	5,588	3,622	3,331
Total	$393,247	$369,963	$341,004
Of Walmart U.S.'s total net sales, approximately $47.8 billion, $43.0 billion and $24.1 billion related to eCommerce for fiscal 2022, 2021 and 2020, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2022	2021	2020
Mexico and Central America	$35,964	$32,642	$33,350
Canada	21,773	19,991	18,420
China	13,852	11,430	10,671
United Kingdom	3,811	29,234	29,243
Other	25,559	28,063	28,446
Total	$100,959	$121,360	$120,130
Of Walmart International's total net sales, approximately $18.5 billion, $16.6 billion and $11.8 billion related to eCommerce for fiscal 2022, 2021 and 2020, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam's Club net sales by merchandise category	2022	2021	2020
Grocery and consumables	$46,822	$42,148	$35,043
Fuel, tobacco and other categories	11,048	7,838	10,571
Home and apparel	8,740	7,092	6,744
Health and wellness	3,956	3,792	3,372
Technology, office and entertainment	2,990	3,040	3,062
Total	$73,556	$63,910	$58,792
Of Sam's Club's total net sales, approximately $6.9 billion, $5.3 billion and $3.8 billion related to eCommerce for fiscal 2022, 2021 and 2020, respectively.

Note 14. Subsequent Event
Dividends Declared
The Board of Directors approved, effective February 17, 2022, the fiscal 2023 annual dividend of $2.24 per share, an increase over the fiscal 2022 dividend of $2.20 per share. For fiscal 2023, the annual dividend will be paid in four quarterly installments of $0.56 per share, according to the following record and payable dates:

Record Date	Payable Date
March 18, 2022	April 4, 2022
May 6, 2022	May 31, 2022
August 12, 2022	September 6, 2022
December 9, 2022	January 3, 2023

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2022. The Company's internal control over financial reporting as of January 31, 2022, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please see the information concerning our executive officers contained in "Item 1. Business" herein under the caption "Information About Our Executive Officers," which is included in accordance with the Instruction to Item 401 of the SEC's Regulation S-K.
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2021 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts, our Reporting Protocols for Senior Financial Officers and our Code of Conduct applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this Item 10 is incorporated herein by reference to the information under the captions "Corporate Governance" and "Proposal No. 3: Ratification of Independent Accountants" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Reporting Protocols for Senior Financial Officers and our Code of Conduct and the posting of amendments to and any waivers of the Reporting Protocols for Senior Financial Officers and our Code of Conduct on our website.

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

4.1
Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(a) to Registration Statement on Form S-3 (File Number 33-51344) (P)

4.2
First Supplemental Indenture dated as of September 9, 1992, to the Indenture dated as of April 1, 1991, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, as successor trustee to The First National Bank of Chicago, Trustee, is incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-3 (File Number 33-51344) (P)

4.3
Indenture dated as of December 11, 2002, between the Company and J.P. Morgan Trust Company, National Association, as successor trustee to Bank One Trust Company, NA, is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-101847)

4.4
Indenture dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association is incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 (File Number 333-126512)

4.5
First Supplemental Indenture, dated December 1, 2006, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-130569)

4.6
Second Supplemental Indenture, dated December 19, 2014, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3 (File Number 333-201074)

4.7
Third Supplemental Indenture, dated June 26, 2018, between the Company and The Bank of New York Trust Company, N.A., as successor-in-interest to J.P. Morgan Trust Company, National Association, as Trustee, under the Indenture, dated as of July 19, 2005, between the Company and J.P. Morgan Trust Company, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(S) to Current Report on Form 8-K filed on June 26, 2018

4.8	Description of Registrant's Securities is incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 20, 2020

10.1*	Walmart Deferred Compensation Matching Plan, as amended and restated effective November 11, 2021 (C)

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
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 is incorporated herein by reference to Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.8*	Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Notification of Award and Terms and Conditions of Award (C)

10.9*	Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions (C)

10.10
Walmart Officer Deferred Compensation Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018 filed on March 30, 2018 (C)

10.11
Form of Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Suresh Kumar on July 9, 2019 is incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.12
Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.13
Separation Agreement between the Company and Marc Lore dated January 26, 2021 is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed on March 19, 2021 (C)

10.14	Retirement Agreement between the Company and M. Brett Biggs dated November 29, 2021 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2021 (C)

10.15
Share Issuance and Acquisition Agreement by and Between Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.16
Counterpart Form of Share Purchase Agreement by and Among Wal-Mart International Holdings, Inc., the shareholders of Flipkart Private Limited identified on Schedule I thereto, Fortis Advisors LLC and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
(1)	Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
(c)    Financial Statement Schedules: None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walmart Inc.

Date: March 18, 2022	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 18, 2022	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 18, 2022	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 18, 2022	By	/s/ M. Brett Biggs
M. Brett Biggs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 18, 2022	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2022

Date: March 18, 2022	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 18, 2022	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 18, 2022	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 18, 2022	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 18, 2022	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 18, 2022	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 18, 2022	By	/s/ Steven S Reinemund
Steven S Reinemund
Director

Date: March 18, 2022	By	/s/ Randall L. Stephenson
Randall L. Stephenson
Director

Date: March 18, 2022	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 18, 2022	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2022