Form 10-Q
period 2022-04-30
Walmart Inc.
filed 2022-06-03
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,741,150,050 shares of common stock outstanding as of June 1, 2022.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2022	2021
Revenues:
Net sales	$140,288	$137,159
Membership and other income	1,281	1,151
Total revenues	141,569	138,310
Costs and expenses:
Cost of sales	106,847	103,272
Operating, selling, general and administrative expenses	29,404	28,129
Operating income	5,318	6,909
Interest:
Debt	372	481
Finance lease	83	85
Interest income	(36)	(30)
Interest, net	419	536
Other (gains) and losses	1,998	2,529
Income before income taxes	2,901	3,844
Provision for income taxes	798	1,033
Consolidated net income	2,103	2,811
Consolidated net income attributable to noncontrolling interest	(49)	(81)
Consolidated net income attributable to Walmart	$2,054	$2,730

Net income per common share:
Basic net income per common share attributable to Walmart	$0.75	$0.97
Diluted net income per common share attributable to Walmart	0.74	0.97

Weighted-average common shares outstanding:
Basic	2,754	2,815
Diluted	2,765	2,829

Dividends declared per common share	$2.24	$2.20
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Consolidated net income	$2,103	$2,811
Consolidated net income attributable to noncontrolling interest	(49)	(81)
Consolidated net income attributable to Walmart	2,054	2,730

Other comprehensive income (loss), net of income taxes
Currency translation and other	232	2,959
Net investment hedges	—	(1,202)
Cash flow hedges	42	20
Minimum pension liability	1	1,969
Other comprehensive income (loss), net of income taxes	275	3,746
Other comprehensive (income) loss attributable to noncontrolling interest	(7)	74
Other comprehensive income (loss) attributable to Walmart	268	3,820

Comprehensive income, net of income taxes	2,378	6,557
Comprehensive income attributable to noncontrolling interest	(56)	(7)
Comprehensive income attributable to Walmart	$2,322	$6,550
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,817	$14,760	$22,846
Receivables, net	7,674	8,280	5,797
Inventories	61,229	56,511	46,383
Prepaid expenses and other	2,500	1,519	1,565
Total current assets	83,220	81,070	76,591

Property and equipment, net	94,741	94,515	90,996
Operating lease right-of-use assets	13,971	13,758	13,650
Finance lease right-of-use assets, net	4,505	4,351	3,979
Goodwill	29,438	29,014	28,872
Other long-term assets	20,267	22,152	22,493
Total assets	$246,142	$244,860	$236,581

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$11,432	$410	$362
Accounts payable	52,926	55,261	48,151
Dividends payable	4,631	—	4,651
Accrued liabilities	21,061	26,060	21,371
Accrued income taxes	904	851	851
Long-term debt due within one year	3,580	2,803	3,500
Operating lease obligations due within one year	1,485	1,483	1,448
Finance lease obligations due within one year	511	511	507
Total current liabilities	96,530	87,379	80,841

Long-term debt	32,174	34,864	40,273
Long-term operating lease obligations	13,226	13,009	12,930
Long-term finance lease obligations	4,409	4,243	3,802
Deferred income taxes and other	13,943	13,474	14,143

Commitments and contingencies

Redeemable noncontrolling interest	260	—	—

Equity:
Common stock	275	276	280
Capital in excess of par value	4,587	4,839	3,424
Retained earnings	80,532	86,904	82,577
Accumulated other comprehensive loss	(8,498)	(8,766)	(7,946)
Total Walmart shareholders' equity	76,896	83,253	78,335
Nonredeemable noncontrolling interest	8,704	8,638	6,257
Total equity	85,600	91,891	84,592
Total liabilities, redeemable noncontrolling interest, and equity	$246,142	$244,860	$236,581
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income (loss), net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Sale of subsidiary stock	—	—	18	—	—	18	57	75
Other	5	—	(128)	2	—	(126)	(5)	(131)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Cash flows from operating activities:
Consolidated net income	$2,103	$2,811
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,680	2,661
Net unrealized and realized (gains) and losses	1,989	2,077
Losses on disposal of business operations	—	433
Deferred income taxes	(69)	(155)
Other operating activities	(59)	270
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	837	828
Inventories	(4,699)	(1,487)
Accounts payable	(1,640)	(1,004)
Accrued liabilities	(4,949)	(4,004)
Accrued income taxes	49	428
Net cash provided by (used in) operating activities	(3,758)	2,858

Cash flows from investing activities:
Payments for property and equipment	(3,539)	(2,214)
Proceeds from the disposal of property and equipment	35	72
Proceeds from disposal of certain operations, net of divested cash	—	7,935
Payments for business acquisitions, net of cash acquired	(598)	—
Other investing activities	(456)	57
Net cash provided by (used in) investing activities	(4,558)	5,850

Cash flows from financing activities:
Net change in short-term borrowings	10,995	138
Repayments of long-term debt	(926)	(510)
Dividends paid	(1,543)	(1,549)
Purchase of Company stock	(2,408)	(2,809)
Sale of subsidiary stock	35	75
Other financing activities	(838)	(744)
Net cash provided by (used in) financing activities	5,315	(5,399)

Effect of exchange rates on cash, cash equivalents and restricted cash	49	(51)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,952)	3,258
Change in cash and cash equivalents reclassified from assets held for sale	—	1,848
Cash, cash equivalents and restricted cash at beginning of year	14,834	17,788
Cash, cash equivalents and restricted cash at end of period	$11,882	$22,894
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. Certain previously reported amounts have been reclassified to conform to the current year presentation. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 ("fiscal 2022"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of April 2022 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
The Company's business is seasonal to a certain extent due to calendar events and national and religious holidays, as well as weather patterns. Historically, the Company's highest sales volume has occurred in the fiscal quarter ending January 31.
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
Redeemable Noncontrolling Interest
Noncontrolling interests which are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity on the Condensed Consolidated Balance Sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. As of April 30, 2022, the Company has a redeemable noncontrolling interest related to a recent acquisition in the Walmart U.S. segment as the minority interest owner holds a put option which may require the Company to purchase their interest at fair value beginning in December 2027 and annually thereafter.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2022 and 2021.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2022	2021
Numerator
Consolidated net income	$2,103	$2,811
Consolidated net income attributable to noncontrolling interest	(49)	(81)
Consolidated net income attributable to Walmart	$2,054	$2,730

Denominator
Weighted-average common shares outstanding, basic	2,754	2,815
Dilutive impact of share-based awards	11	14
Weighted-average common shares outstanding, diluted	2,765	2,829

Net income per common share attributable to Walmart
Basic	$0.75	$0.97
Diluted	0.74	0.97
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

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
(1) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2022 and January 31, 2022, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Repayments of long-term debt	(926)	—	(926)
Reclassifications of long-term debt	1,750	(1,750)	—
Other	(47)	(940)	(987)
Balances as of April 30, 2022	$3,580	$32,174	$35,754
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
The Company measures the fair value of certain equity investments on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of the Company's equity investments measured on a recurring basis is as follows:

(Amounts in millions)	Fair Value as of April 30, 2022	Fair Value as of January 31, 2022
Equity investments measured using Level 1 inputs	$5,080	$6,069
Equity investments measured using Level 2 inputs	4,810	5,819
Total	$9,890	$11,888
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2022 and January 31, 2022, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2022			January 31, 2022
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$8,021	$(539)	(1)	$8,021	$(47)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	6,428	(1,121)	(1)	7,855	(1,048)	(1)
Total	$14,449	$(1,660)		$15,876	$(1,095)
(1)Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2022.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2022 and January 31, 2022, are as follows:

	April 30, 2022		January 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$35,754	$36,680	$37,667	$42,381
Note 6. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings and certain regulatory matters. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company's Condensed Consolidated Financial Statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been recorded. However, where a liability is reasonably possible and may be material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations or cash flows.
Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the trial, which will determine amounts owed by the defendants, began on May 10, 2022 and ended on May 17, 2022, and the parties will await a ruling from the court. The Company intends to appeal the jury verdict from the liability phase upon completion of the abatement phase of the trial.
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
On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act (the"CSA"). The DOJ is seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021. On November 19, 2021, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two consolidated cases (not involving Walmart) interpreting the CSA.
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other Opioids Litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants filed the opening brief on their motion to dismiss that case on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants filed their opening brief in support of their motion to dismiss the amended complaint.
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
Money Transfer Agent Services Matters
The Company has received grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania seeking documents regarding the Company's consumer fraud program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company has been responding to these subpoenas and is cooperating with the government's investigation. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. While the Company had been engaged in discussions with the FTC regarding a potential resolution of this matter, the parties have not been able to reach a resolution. In May 2022, the FTC Bureau of Consumer Protection forwarded a revised draft complaint to the FTC seeking authority to file a civil complaint against the Company seeking various forms of monetary and injunctive relief regarding the Company’s anti-fraud program. The Company understands that the FTC voted to authorize the complaint on June 1, 2022. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net sales:
Walmart U.S.	$96,904	$93,167
Walmart International	23,763	27,300
Sam's Club	19,621	16,692
Net sales	$140,288	$137,159
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Operating income (loss):
Walmart U.S.	$4,462	$5,455
Walmart International	772	1,194
Sam's Club	460	575
Corporate and support	(376)	(315)
Operating income	5,318	6,909
Interest, net	419	536
Other (gains) and losses	1,998	2,529
Income before income taxes	$2,901	$3,844
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

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2022	2021
Grocery	$56,764	$51,391
General merchandise	27,379	30,607
Health and wellness	10,894	9,970
Other categories	1,867	1,199
Total	$96,904	$93,167
Of Walmart U.S.'s total net sales, approximately $11.4 billion and $11.3 billion related to eCommerce for the three months ended April 30, 2022 and 2021, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2022	2021
Mexico and Central America	$9,088	$8,330
Canada	5,150	4,848
China	4,127	3,773
United Kingdom	—	3,811
Other	5,398	6,538
Total	$23,763	$27,300
Of Walmart International's total net sales, approximately $4.3 billion related to eCommerce for both the three months ended April 30, 2022 and 2021.

(Amounts in millions)	Three Months Ended April 30,
Sam's Club net sales by merchandise category	2022	2021
Grocery and consumables	$12,301	$10,669
Fuel, tobacco and other categories	3,623	2,299
Home and apparel	2,050	2,082
Health and wellness	1,010	941
Technology, office and entertainment	637	701
Total	$19,621	$16,692
Of Sam's Club's total net sales, approximately $1.9 billion and $1.5 billion related to eCommerce for the three months ended April 30, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2023 ("fiscal 2023") and the fiscal year ended January 31, 2022 ("fiscal 2022"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2022, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2022, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2022.
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

We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; the duration and extent of economic stimulus measures; the effectiveness and extent of administration of vaccinations and medical treatment; pressure from inflation; supply chain disruptions; and volatility in employment trends and consumer confidence which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.

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
Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2022 and 2021, were as follows:

	Three Months Ended April 30,
	2022	2021	2022	2021
	With Fuel		Fuel Impact
Walmart U.S.	4.0%	5.3%	0.6%	0.2%
Sam's Club	17.4%	10.1%	6.9%	3.9%
Total U.S.	6.0%	6.0%	1.6%	0.8%
Comparable sales in the U.S., including fuel, increased 6.0% for the three months ended April 30, 2022 when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.0% for the three months ended April 30, 2022 driven by growth in average ticket, including strong sales in grocery and some higher inflation impacts in certain merchandise categories, while transactions were relatively flat. The Walmart U.S. segment's eCommerce sales grew at a slower rate than total comparable sales which negatively contributed approximately 0.4% to comparable sales for the three months ended April 30, 2022.
Comparable sales at the Sam's Club segment increased 17.4% for the three months ended April 30, 2022. Growth in comparable sales benefited from growth in transactions and average ticket and included some higher inflation impacts in certain merchandise categories. The Sam's Club segment's eCommerce sales positively contributed approximately 0.5% to comparable sales for the three months ended April 30, 2022.

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

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net sales	$140,288	$137,159
Percentage change from comparable period	2.3%	2.6%
Operating, selling, general and administrative expenses	$29,404	$28,129
Percentage change from comparable period	4.5%	2.8%
Operating, selling, general and administrative expenses as a percentage of net sales	21.0%	20.5%
Operating expenses as a percentage of net sales increased 45 basis points for the three months ended April 30, 2022, primarily driven by increased wage costs in the Walmart U.S. segment, partially offset by net sales growth.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2022	2021
Supply chain, customer-facing initiatives and technology	$2,063	$1,013
Store and club remodels	981	613
New stores and clubs, including expansions and relocations	11	38
Total U.S.	3,055	1,664
Walmart International	484	550
Total Capital Expenditures	$3,539	$2,214

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.5% and 5.3% for the trailing twelve months ended April 30, 2022 and 2021, respectively. The increase in ROA was primarily due to the increase in net income. ROI was 13.9% and 14.4% for the trailing twelve months ended April 30, 2022 and 2021, respectively. The decrease in ROI was primarily due to the increase in average total assets driven by higher inventories.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2022	2021
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,232	$12,443
Denominator
Average total assets(1)	$241,362	$234,737
Return on assets (ROA)	5.5%	5.3%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$24,351	$24,233
+ Interest income	163	108
+ Depreciation and amortization	10,679	11,022
+ Rent	2,270	2,534
= ROI operating income	$37,463	$37,897

Denominator
Average total assets(1)	$241,362	$234,737
'+ Average accumulated depreciation and amortization(1)	100,315	95,424
'- Average accounts payable(1)	50,539	46,124
- Average accrued liabilities(1)	21,216	20,874
= Average invested capital	$269,922	$263,163
Return on investment (ROI)	13.9%	14.4%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of April 30,
	2022	2021	2020
Certain Balance Sheet Data
Total assets	$246,142	$236,581	$232,892
Accumulated depreciation and amortization	104,295	96,334	94,514
Accounts payable	52,926	48,151	44,096
Accrued liabilities	21,061	21,371	20,377

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
We define free cash flow as net cash used in or provided by operating activities in a period minus payments for property and equipment made in that period. Net cash used in operating activities was $3.8 billion for the three months ended April 30, 2022, which represents a decline of $6.6 billion when compared to the same period in the prior year. The decline is primarily due to an increase in inventory costs and purchases to support strong sales, lower operating income and the timing of certain payments and payables. Free cash flow for the three months ended April 30, 2022 was negative $7.3 billion, which represents a decline of $7.9 billion when compared to the same period in the prior year. The decline in free cash flow is due to the reduction in operating cash flows described above, as well as an increase of $1.3 billion in capital expenditures to support our investment strategy.
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

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) operating activities	$(3,758)	$2,858
Payments for property and equipment	(3,539)	(2,214)
Free cash flow	$(7,297)	$644

Net cash provided by (used in) investing activities(1)	$(4,558)	$5,850
Net cash provided by (used in) financing activities	5,315	(5,399)
(1) "Net cash provided by (used in) investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2022	2021
Total revenues	$141,569	$138,310
Percentage change from comparable period	2.4%	2.7%
Net sales	$140,288	$137,159
Percentage change from comparable period	2.3%	2.6%
Total U.S. calendar comparable sales increase	6.0%	6.0%
Gross profit margin as a percentage of net sales	23.8%	24.7%
Operating income	$5,318	$6,909
Operating income as a percentage of net sales	3.8%	5.0%
Other (gains) and losses	$1,998	$2,529
Consolidated net income	$2,103	$2,811
Unit counts at period end	10,585	10,526
Retail square feet at period end	1,059	1,065
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $3.3 billion or 2.4% for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The increase in revenue was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which was impacted by higher inflation, along with positive comparable sales in each of our international markets. The increase in net sales was partially offset by a $5.0 billion decrease related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter fiscal 2022. Net sales for the three months ended April 30, 2022 included a $0.4 billion negative impact of fluctuations in currency exchange rates.
Gross profit as a percentage of net sales ("gross profit rate") decreased 87 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year driven by higher supply chain costs, product and fuel mix, and inflation.
Operating expenses as a percentage of net sales increased 45 basis points for the three months ended April 30, 2022, primarily driven by increased wage costs in the Walmart U.S. segment, partially offset by net sales growth.
Other gains and losses for the three months ended April 30, 2022 consisted of a net loss of $2.0 billion primarily associated with the fair value changes of our equity investments. For the three months ended April 30, 2021, other gains and losses consisted of a net loss of $2.5 billion, which primarily reflects $2.1 billion in net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022.
Our effective income tax rate was 27.5% for the three months ended April 30, 2022, compared to 26.9% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $0.7 billion for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.74 for the three months ended April 30, 2022, which represents a decrease of $0.23 when compared to the same period in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2022	2021
Net sales	$96,904	$93,167
Percentage change from comparable period	4.0%	5.0%
Calendar comparable sales increase	4.0%	5.3%
Operating income	$4,462	$5,455
Operating income as a percentage of net sales	4.6%	5.9%
Unit counts at period end	4,735	4,743
Retail square feet at period end	702	703
Net sales for the Walmart U.S. segment increased $3.7 billion or 4.0% for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 4.0% for the three months ended April 30, 2022, driven by growth in average ticket, including strong sales in grocery and some higher inflation impacts in certain merchandise categories, while transactions were relatively flat. The Walmart U.S. segment's eCommerce sales grew at a slower rate than total comparable sales which negatively contributed approximately 0.4% to comparable sales for the three months ended April 30, 2022.
Gross profit rate decreased 38 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year, primarily driven by increased supply chain costs and product mix shifts into lower margin categories, partially offset by price management impacts driven by higher cost inflation.
Operating expenses as a percentage of net sales increased 95 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year, primarily driven by increased wage costs, partially offset by strong sales growth and $0.2 billion of lower incremental COVID-19 costs.
As a result of the factors discussed above, operating income decreased $1.0 billion for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2022	2021
Net sales	$23,763	$27,300
Percentage change from comparable period	(13.0)%	(8.3)%
Operating income	$772	$1,194
Operating income as a percentage of net sales	3.2%	4.4%
Unit counts at period end	5,250	5,184
Retail square feet at period end	277	282
Net sales for the Walmart International segment decreased $3.5 billion or 13.0% for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The reduction in net sales was due to a $5.0 billion decrease related to the divestiture of our operations in the U.K. and Japan during the first quarter of fiscal 2022, partially offset by positive comparables sales in each of our remaining markets. Net sales for the three months ended April 30, 2022 included negative fluctuations in currency exchange rates of $0.4 billion.
Gross profit rate decreased 108 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year, primarily driven by higher markdowns and shifts into lower margin formats and channels in China, as well as the impact related to our divested markets.
Operating expenses as a percentage of net sales increased 12 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year, due to impacts from the divested markets.
As a result of the factors discussed above, operating income decreased $0.4 billion for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year.
Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2022	2021
Including Fuel
Net sales	$19,621	$16,692
Percentage change from comparable period	17.5%	10.1%
Calendar comparable sales increase	17.4%	10.1%
Operating income	$460	$575
Operating income as a percentage of net sales	2.3%	3.4%
Unit counts at period end	600	599
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$16,532	$14,937
Percentage change from comparable period	10.7%	6.2%
Operating income	$335	$530
Operating income as a percentage of net sales	2.0%	3.5%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $2.9 billion or 17.5% for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 17.4% for the three months ended April 30, 2022. Growth in comparable sales benefited from growth in transactions and average ticket and included some higher inflation impacts in certain merchandise categories. Sam's Club eCommerce net sales positively contributed approximately 0.5% to comparable sales for the three months ended April 30, 2022.
Gross profit rate decreased 216 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The gross profit rate was negatively impacted by higher supply chain costs, elevated inflation and markdowns caused by inventory delays.
Membership and other income increased 11.9% for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year. The increase was due to increases in new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 117 basis points for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year, primarily driven by higher sales.
As a result of the factors discussed above, operating income decreased $115 million for the three months ended April 30, 2022, when compared to the same period in the previous fiscal year.
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
Net Cash Provided by or Used in Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) operating activities	$(3,758)	$2,858
Net cash used in operating activities was $3.8 billion as compared to net cash provided by operating activities of $2.9 billion for the three months ended April 30, 2022 and 2021, respectively. The decline is primarily due to an increase in inventory costs and purchases to support strong sales, lower operating income and the timing of certain payments and payables.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $11.8 billion and $22.8 billion at April 30, 2022 and 2021, respectively. Our working capital deficit was $13.3 billion as of April 30, 2022, which increased when compared to $4.3 billion as of April 30, 2021, primarily driven by an increase in short-term borrowings and a decrease in cash and cash equivalents, partially offset by the increase in inventory described above. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of April 30, 2022 and January 31, 2022, cash and cash equivalents of $3.3 billion and $4.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $3.3 billion at April 30, 2022, approximately $1.5 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized by Flipkart.
Net Cash Provided by or Used In Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) investing activities	$(4,558)	$5,850
Net cash used in investing activities was $4.6 billion as compared to net cash provided by investing activities of $5.9 billion for the three months ended April 30, 2022 and 2021, respectively. Net cash used in investing activities increased $10.4 billion for the three months ended April 30, 2022 primarily as a result of lapping the net proceeds received from the divestitures of our operations in the U.K. and Japan and an increase in capital expenditures to support our investment strategy.

Net Cash Provided by or Used in Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) financing activities	$5,315	$(5,399)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash provided by financing activities was $5.3 billion as compared to net cash used in financing activities of $5.4 billion for the three months ended April 30, 2022 and 2021, respectively. The increase in net cash provided by financing activities is primarily due to an increase in short-term borrowings to fund working capital needs.
In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2022, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Repayments of long-term debt	(926)	—	(926)
Reclassifications of long-term debt	1,750	(1,750)	—
Other	(47)	(940)	(987)
Balances as of April 30, 2022	$3,580	$32,174	$35,754
Dividends
Effective February 17, 2022, the Board of Directors approved the fiscal 2023 annual dividend of $2.24 per share, an increase over the fiscal 2022 annual dividend of $2.20 per share. For fiscal 2023, the annual dividend was or will be paid in four quarterly installments of $0.56 per share, according to the following record and payable dates:

Record Date	Payable Date
March 18, 2022	April 4, 2022
May 6, 2022	May 31, 2022
August 12, 2022	September 6, 2022
December 9, 2022	January 3, 2023
The dividend installments payable on April 4, 2022 and May 31, 2022 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2022 were made under the current $20 billion share repurchase program approved in February 2021, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2022, authorization for $8.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2022	2021
Total number of shares repurchased	16.9	20.6
Average price paid per share	$142.17	$136.18
Total amount paid for share repurchases	$2,408	$2,809

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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of April 30, 2022, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters," a United States Federal Trade Commission investigation and possible complaint related to money transfers and the Company's anti-fraud program. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter and the Foreign Direct Investment matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of April 30, 2022, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, as filed with the SEC on March 18, 2022, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,150 cases as of May 20, 2022. The liability phase of a trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the trial, which will determine amounts owed by the defendants, began on May 10, 2022 and ended on May 17, 2022, and the parties will await a ruling from the court. The Company intends to appeal the jury verdict from the liability phase upon completion of the abatement phase of the trial. In addition, there are over 240 state court cases pending as of May 20, 2022. This includes certain cases that were remanded by the MDL court and a case brought by the Cherokee Nation that was remanded by the U.S. District Court for the Eastern District of Oklahoma to the District Court of Sequoya County, Oklahoma. The case citations for the state court cases are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
DOJ Opioid Civil Litigation: A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the U.S. Department of Justice (the "DOJ") against the Company, in which the DOJ alleges violations of the Controlled Substances Act (the "CSA") related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. The DOJ filed its opposition brief on April 23, 2021 and the Company filed its reply brief on May 24, 2021. On November 19, 2021, the District Court stayed further proceedings in the DOJ complaint pending the decision of the United States Supreme Court in two other cases interpreting the CSA, which have been consolidated into Ruan v. United States, 142 S. Ct. 457 (2021).
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other Opioids litigation matters. The other derivative suit has been filed in the Chancery Court in Delaware. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016, through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants filed a motion to dismiss the consolidated securities class action on October 8, 2021; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. The defendants in the derivative suit pending in Delaware Chancery Court filed the opening brief on their motion to dismiss that case on December 21, 2021; and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants filed their opening brief in support of their motion to dismiss the amended complaint.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2022 were made under the current $20 billion share repurchase program approved in February 2021, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2022, authorization for $8.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2022, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2022	6,677,564	$136.63	6,677,564	$9.7
March 1 - 31, 2022	6,641,000	142.14	6,641,000	8.8
April 1 - 30, 2022	3,341,798	155.50	3,341,798	8.3
Total	16,660,362		16,660,362
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's Opioids Litigation, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, as well as the Company's Money Transfer Agent Services Matters and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;
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
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on February 1, 2018

Exhibit 3.2	Amended and Restated Bylaws of the Company dated July 23, 2019 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on July 26, 2019

Exhibit 10.1*	Post-Termination Agreement and Covenant Not to Compete between the Company and John David Rainey dated May 23, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: June 3, 2022	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2022	By:	/s/ M. Brett Biggs
M. Brett Biggs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 3, 2022	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)