Form 10-Q
period 2022-07-31
Walmart Inc.
filed 2022-09-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,714,237,937 shares of common stock outstanding as of August 31, 2022.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Revenues:
Net sales	$151,381	$139,871	$291,669	$277,030
Membership and other income	1,478	1,177	2,759	2,328
Total revenues	152,859	141,048	294,428	279,358
Costs and expenses:
Cost of sales	115,838	105,183	222,685	208,455
Operating, selling, general and administrative expenses	30,167	28,511	59,571	56,640
Operating income	6,854	7,354	12,172	14,263
Interest:
Debt	395	437	767	918
Finance lease	84	78	167	163
Interest income	(31)	(37)	(67)	(67)
Interest, net	448	478	867	1,014
Other (gains) and losses	(238)	953	1,760	3,482
Income before income taxes	6,644	5,923	9,545	9,767
Provision for income taxes	1,497	1,559	2,295	2,592
Consolidated net income	5,147	4,364	7,250	7,175
Consolidated net loss (income) attributable to noncontrolling interest	2	(88)	(47)	(169)
Consolidated net income attributable to Walmart	$5,149	$4,276	$7,203	$7,006

Net income per common share:
Basic net income per common share attributable to Walmart	$1.88	$1.53	$2.62	$2.50
Diluted net income per common share attributable to Walmart	1.88	1.52	2.61	2.48

Weighted-average common shares outstanding:
Basic	2,736	2,799	2,745	2,807
Diluted	2,745	2,812	2,755	2,820

Dividends declared per common share	$—	$—	$2.24	$2.20
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2022	2021	2022	2021
Consolidated net income	$5,147	$4,364	$7,250	$7,175
Consolidated net loss (income) attributable to noncontrolling interest	2	(88)	(47)	(169)
Consolidated net income attributable to Walmart	5,149	4,276	7,203	7,006

Other comprehensive (loss) income, net of income taxes
Currency translation and other	(1,380)	201	(1,148)	3,160
Net investment hedges	—	—	—	(1,202)
Cash flow hedges	(293)	(155)	(251)	(135)
Minimum pension liability	2	2	3	1,971
Other comprehensive (loss) income, net of income taxes	(1,671)	48	(1,396)	3,794
Other comprehensive loss (income) attributable to noncontrolling interest	275	(78)	268	(4)
Other comprehensive (loss) income attributable to Walmart	(1,396)	(30)	(1,128)	3,790

Comprehensive income, net of income taxes	3,476	4,412	5,854	10,969
Comprehensive loss (income) attributable to noncontrolling interest	277	(166)	221	(173)
Comprehensive income attributable to Walmart	$3,753	$4,246	$6,075	$10,796
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$13,923	$14,760	$22,831
Receivables, net	7,522	8,280	6,103
Inventories	59,921	56,511	47,754
Prepaid expenses and other	2,798	1,519	1,555
Total current assets	84,164	81,070	78,243

Property and equipment, net	96,006	94,515	91,621
Operating lease right-of-use assets	13,872	13,758	13,868
Finance lease right-of-use assets, net	4,514	4,351	4,109
Goodwill	28,664	29,014	29,159
Other long-term assets	19,979	22,152	21,552
Total assets	$247,199	$244,860	$238,552

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$10,634	$410	$671
Accounts payable	54,191	55,261	49,601
Dividends payable	3,049	—	3,109
Accrued liabilities	23,843	26,060	23,915
Accrued income taxes	868	851	267
Long-term debt due within one year	5,316	2,803	1,617
Operating lease obligations due within one year	1,464	1,483	1,441
Finance lease obligations due within one year	534	511	501
Total current liabilities	99,899	87,379	81,122

Long-term debt	29,801	34,864	39,581
Long-term operating lease obligations	13,140	13,009	13,116
Long-term finance lease obligations	4,420	4,243	3,952
Deferred income taxes and other	14,092	13,474	13,654

Commitments and contingencies

Redeemable noncontrolling interest	260	—	—

Equity:
Common stock	272	276	278
Capital in excess of par value	4,672	4,839	3,655
Retained earnings	82,519	86,904	84,572
Accumulated other comprehensive loss	(9,894)	(8,766)	(7,976)
Total Walmart shareholders' equity	77,569	83,253	80,529
Nonredeemable noncontrolling interest	8,018	8,638	6,598
Total equity	85,587	91,891	87,127
Total liabilities, redeemable noncontrolling interest, and equity	$247,199	$244,860	$238,552
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income, net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600
Consolidated net income	—	—	—	5,149	—	5,149	(2)	5,147
Other comprehensive (loss), net of income taxes	—	—	—	—	(1,396)	(1,396)	(275)	(1,671)
Purchase of Company stock	(26)	(3)	(182)	(3,201)	—	(3,386)	—	(3,386)
Dividends to noncontrolling interest	—	—	—	—	—	—	(434)	(434)
Sale of subsidiary stock	—	—	8	—	—	8	2	10
Other	—	—	259	39	—	298	23	321
Balances as of July 31, 2022	2,722	272	4,672	82,519	(9,894)	77,569	8,018	85,587
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Sale of subsidiary stock	—	—	18	—	—	18	57	75
Other	5	—	(128)	2	—	(126)	(5)	(131)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
Consolidated net income	—	—	—	4,276	—	4,276	88	4,364
Other comprehensive (loss) income, net of income taxes	—	—	—	—	(30)	(30)	78	48
Purchase of Company stock	(17)	(2)	(94)	(2,273)	—	(2,369)	—	(2,369)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Sale of subsidiary stock	—	—	6	—	—	6	171	177
Other	3	—	319	(8)	—	311	14	325
Balances as of July 31, 2021	2,791	$278	$3,655	$84,572	$(7,976)	$80,529	$6,598	$87,127
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2022	2021
Cash flows from operating activities:
Consolidated net income	$7,250	$7,175
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,379	5,302
Net unrealized and realized (gains) and losses	1,988	3,019
Losses on disposal of business operations	—	433
Deferred income taxes	111	(385)
Other operating activities	244	606
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	874	452
Inventories	(3,730)	(2,725)
Accounts payable	(453)	119
Accrued liabilities	(2,439)	(1,412)
Accrued income taxes	16	(161)
Net cash provided by operating activities	9,240	12,423

Cash flows from investing activities:
Payments for property and equipment	(7,492)	(5,019)
Proceeds from the disposal of property and equipment	72	176
Proceeds from disposal of certain operations, net of divested cash	—	7,935
Payments for business acquisitions, net of cash acquired	(616)	(248)
Other investing activities	(548)	(442)
Net cash (used in) provided by investing activities	(8,584)	2,402

Cash flows from financing activities:
Net change in short-term borrowings	10,230	441
Repayments of long-term debt	(1,439)	(3,010)
Dividends paid	(3,081)	(3,091)
Purchase of Company stock	(5,747)	(5,200)
Sale of subsidiary stock	45	252
Other financing activities	(1,408)	(951)
Net cash used in financing activities	(1,400)	(11,559)

Effect of exchange rates on cash, cash equivalents and restricted cash	(100)	(21)

Net (decrease) increase in cash, cash equivalents and restricted cash	(844)	3,245
Change in cash and cash equivalents reclassified from assets held for sale	—	1,848
Cash, cash equivalents and restricted cash at beginning of year	14,834	17,788
Cash, cash equivalents and restricted cash at end of period	$13,990	$22,881
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of July 2022 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Redeemable Noncontrolling Interest
Noncontrolling interests which are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity on the Condensed Consolidated Balance Sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. As of July 31, 2022, the Company has a redeemable noncontrolling interest related to an acquisition in the Walmart U.S. segment as the minority interest owner holds a put option which may require the Company to purchase their interest beginning in December 2027 and annually thereafter.
Inventories
The Company values inventories at the lower of cost or market as determined primarily by the retail inventory method of accounting, using the last-in, first-out ("LIFO") method for the Walmart U.S. segment's inventories. The inventory for the Walmart International segment is generally valued in most markets by the retail inventory method of accounting, using the first-in, first-out ("FIFO") method. The retail inventory method of accounting results in inventory being valued at the lower of cost or market, since permanent markdowns are immediately recorded as a reduction of the carrying value of inventory. The inventory at the Sam's Club segment is valued using the weighted-average cost LIFO method. If necessary, the Company records a LIFO adjustment during interim periods for the projected annual effect of inflation or deflation which is adjusted to actual results based on rates and inventory levels at the end of the year.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2022 and 2021.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Numerator
Consolidated net income	$5,147	$4,364	$7,250	$7,175
Consolidated net loss (income) attributable to noncontrolling interest	2	(88)	(47)	(169)
Consolidated net income attributable to Walmart	$5,149	$4,276	$7,203	$7,006

Denominator
Weighted-average common shares outstanding, basic	2,736	2,799	2,745	2,807
Dilutive impact of share-based awards	9	13	10	13
Weighted-average common shares outstanding, diluted	2,745	2,812	2,755	2,820

Net income per common share attributable to Walmart
Basic	$1.88	$1.53	$2.62	$2.50
Diluted	1.88	1.52	2.61	2.48
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

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)
Other comprehensive income (loss) before reclassifications, net	(796)	—	(622)	2	(1,416)
Reclassifications to income, net	(309)	—	329	—	20
Balances as of July 31, 2022	$(8,980)	$94	$(999)	$(9)	$(9,894)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
Other comprehensive income (loss) before reclassifications, net	123	—	(193)	(3)	(73)
Reclassifications to income, net	—	—	38	5	43
Balances as of July 31, 2021	$(7,616)	$94	$(439)	$(15)	$(7,976)
(1) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2022 and January 31, 2022, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Repayments of long-term debt	(1,439)	—	(1,439)
Reclassifications of long-term debt	4,030	(4,030)	—
Other	(78)	(1,033)	(1,111)
Balances as of July 31, 2022	$5,316	$29,801	$35,117
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
The Company measures the fair value of certain equity investments, including certain equity method investments, on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of July 31, 2022	Fair Value as of January 31, 2022
Equity investments measured using Level 1 inputs	$4,773	$6,069
Equity investments measured using Level 2 inputs	5,919	5,819
Total	$10,692	$11,888
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2022 and January 31, 2022, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2022			January 31, 2022
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$8,021	$(453)	(1)	$8,021	$(47)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,682	(1,446)	(1)	7,855	(1,048)	(1)
Total	$13,703	$(1,899)		$15,876	$(1,095)
(1)Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2022.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2022 and January 31, 2022, are as follows:

	July 31, 2022		January 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$35,117	$36,367	$37,667	$42,381
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
Opioids Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in this multidistrict litigation. The liability phase of a single, two-county trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial to determine amounts owed by the defendants and any injunctive relief ended on May 17, 2022. On August 17, 2022, the court ordered all three defendants, including the Company, to pay approximately $651 million over fifteen years, on a joint and several liability basis. The court also ordered the defendants to pay approximately $87 million of the total abatement amount into an abatement fund on or before October 1, 2022, reflecting the first two years of abatement. However, the Company plans to appeal both the jury verdict from the liability phase and the court's abatement order.
Similar cases that name the Company have also been filed in state courts by state, local and tribal governments, healthcare providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, but believes it has substantial factual and legal defenses to these claims, and intends to defend the claims vigorously. The Company has also been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids.
On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act (the "CSA"). The DOJ is seeking civil penalties and injunctive relief. The Company initially moved to dismiss the DOJ complaint on February 22, 2021. After the parties had fully briefed the Company's motion to dismiss, the District Court stayed proceedings in the case pending the decision of the United States Supreme Court in Ruan v. United States and Kahn v. United States, 142 S. Ct. 2370 (Jun. 27, 2022) ("Ruan") regarding matters under the CSA. Following the decision in Ruan and pursuant to an agreement of the parties, the District Court set a deadline of October 7, 2022 for the DOJ to file an amended complaint or move for leave to amend its complaint.
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. A hearing on the motion is currently scheduled for September 9, 2022. Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other Opioids Litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants filed the opening brief on their motion to dismiss that case on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants filed their opening brief in support of their motion to dismiss the amended complaint. The plaintiffs filed an opposition to the motion on June 1, 2022; the defendants filed their reply brief on June 24, 2022; and the motion has been scheduled for a hearing on September 26, 2022.
While the Company believes that it is reasonably possible that it will incur a loss from certain of the various Opioid litigation matters, the Company cannot reasonably estimate any loss or range of loss that may arise from these matters and intends to vigorously defend these litigation matters. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Asda Equal Value Claims
Asda, formerly a subsidiary of the Company, was and still is a defendant in certain equal value claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester in the United Kingdom on behalf of current and former Asda store employees (the "Asda Equal Value Claims"), and further claims may be asserted in the future. Subsequent to the divestiture of Asda in February 2021, the Company will continue to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
Money Transfer Agent Services Matters
The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice (the "DOJ") seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company continues to provide information in response to requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint, and the court has entered an order staying discovery pending briefing and a decision on the Company's motion to dismiss. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The Walmart U.S. segment includes the Company's mass merchandising concept in the U.S., as well as eCommerce, which includes omni-channel initiatives and certain other business offerings such as advertising services through Walmart Connect. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as samsclub.com and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.

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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2022	2021	2022	2021
Net sales:
Walmart U.S.	$105,130	$98,192	$202,034	$191,359
Walmart International	24,350	23,035	48,113	50,335
Sam's Club	21,901	18,644	41,522	35,336
Net sales	$151,381	$139,871	$291,669	$277,030
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2022	2021	2022	2021
Operating income (loss):
Walmart U.S.	$5,683	$6,089	$10,145	$11,544
Walmart International	1,043	861	1,815	2,055
Sam's Club	427	660	887	1,235
Corporate and support	(299)	(256)	(675)	(571)
Operating income	6,854	7,354	12,172	14,263
Interest, net	448	478	867	1,014
Other (gains) and losses	(238)	953	1,760	3,482
Income before income taxes	$6,644	$5,923	$9,545	$9,767
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

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2022	2021	2022	2021
Grocery	$61,469	$54,649	$118,233	$106,040
General merchandise	30,073	31,707	57,452	62,314
Health and wellness	11,331	10,480	22,225	20,450
Other categories	2,257	1,356	4,124	2,555
Total	$105,130	$98,192	$202,034	$191,359
Of Walmart U.S.'s total net sales, approximately $12.5 billion and $11.2 billion related to eCommerce for the three months ended July 31, 2022 and 2021, respectively, and approximately $23.9 billion and $22.5 billion related to eCommerce for the six months ended July 31, 2022 and 2021, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2022	2021	2022	2021
Mexico and Central America	$9,690	$8,658	$18,778	$16,988
Canada	5,767	5,492	10,917	10,340
China	3,397	3,001	7,524	6,774
United Kingdom	—	—	—	3,811
Other	5,496	5,884	10,894	12,422
Total	$24,350	$23,035	$48,113	$50,335
Of Walmart International's total net sales, approximately $4.6 billion and $4.1 billion related to eCommerce for the three months ended July 31, 2022 and 2021, respectively, and approximately $8.9 billion and $8.4 billion related to eCommerce for the six months ended July 31, 2022 and 2021, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam's Club net sales by merchandise category	2022	2021	2022	2021
Grocery and consumables	$13,392	$12,014	$25,693	$22,683
Fuel, tobacco and other categories	4,476	2,816	8,099	5,115
Home and apparel	2,406	2,194	4,456	4,276
Health and wellness	1,006	956	2,016	1,897
Technology, office and entertainment	621	664	1,258	1,365
Total	$21,901	$18,644	$41,522	$35,336
Of Sam's Club's total net sales, approximately $2.1 billion and $1.6 billion related to eCommerce for the three months ended July 31, 2022 and 2021, respectively, and approximately $3.9 billion and $3.2 billion related to eCommerce for the six months ended July 31, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2023 ("fiscal 2023") and the fiscal year ended January 31, 2022 ("fiscal 2022"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2022, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2022, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2022.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our flywheel strategy such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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

We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. However, like other retail companies, we have seen continued supply chain disruptions contributing to higher than normal inventory levels. In addition, our merchandise costs for the six months ended July 31, 2022 have been impacted by high inflation, greater than what we have experienced in recent years which has increased costs and decreased profitability. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include, but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
We expect continued uncertainty in our business and the global economy due to pressure from inflation, supply chain disruptions, volatility in employment trends and consumer confidence, ongoing uncertainties related to the COVID-19 pandemic, including, among other matters, the effectiveness and extent of administration of vaccinations and medical treatment, any of which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.

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
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on the most productive growth opportunities, increasing comparable store and club sales, accelerating eCommerce sales growth and expansion of omni-channel initiatives that complement our flywheel strategy while slowing the rate of growth of new stores and clubs. At times, we make strategic investments which are focused on the long-term growth of the Company.
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
Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2022 and 2021, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	7.0%	5.4%	0.6%	0.4%	5.5%	5.4%	0.5%	0.4%
Sam's Club	17.3%	13.9%	8.0%	6.2%	17.4%	12.0%	7.5%	5.0%
Total U.S.	8.7%	6.7%	1.9%	1.3%	7.4%	6.4%	1.7%	1.1%
Comparable sales in the U.S., including fuel, increased 8.7% and 7.4% for the three and six months ended July 31, 2022, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 7.0% and 5.5% for the three and six months ended July 31, 2022, respectively, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as a slight increase in transactions. The Walmart U.S. segment's eCommerce sales positively contributed approximately 0.6% for the three months ended July 31, 2022, which was primarily driven by store pickup and delivery. For the six months ended July 31, 2022, eCommerce sales growth had a negligible impact on the Walmart U.S. segment total comparable sales growth.

Comparable sales at the Sam's Club segment increased 17.3% and 17.4% for the three and six months ended July 31, 2022, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. The Sam's Club segment's eCommerce sales positively contributed approximately 0.8% and 0.7% to comparable sales for the three and six months ended July 31, 2022, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2022	2021	2022	2021
Net sales	$151,381	$139,871	$291,669	$277,030
Percentage change from comparable period	8.2%	2.2%	5.3%	2.4%
Operating, selling, general and administrative expenses	$30,167	$28,511	$59,571	$56,640
Percentage change from comparable period	5.8%	(1.7)%	5.2%	0.5%
Operating, selling, general and administrative expenses as a percentage of net sales	19.9%	20.4%	20.4%	20.4%
Operating expenses as a percentage of net sales decreased 45 and 3 basis points for the three and six months ended July 31, 2022, respectively. The decrease for the three months ended July 31, 2022 was primarily driven by growth in net sales, partially offset by increased wage costs in the Walmart U.S. segment. The slight decrease for the six months ended July 31, 2022 was primarily driven by growth in net sales and lower incremental COVID-19 costs, partially offset by increased wage costs in the Walmart U.S. segment.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2022	2021
Supply chain, customer-facing initiatives and technology	$4,106	$2,454
Store and club remodels	2,377	1,446
New stores and clubs, including expansions and relocations	21	73
Total U.S.	6,504	3,973
Walmart International	988	1,046
Total Capital Expenditures	$7,492	$5,019

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.8% and 4.4% for the trailing twelve months ended July 31, 2022 and 2021, respectively. The increase in ROA was primarily due to the increase in net income. ROI was 13.8% and 14.8% for the trailing twelve months ended July 31, 2022 and 2021, respectively. The decrease in ROI was primarily due to a decrease in operating income and increase in average total assets driven by higher inventories.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2022	2021
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$14,015	$10,368
Denominator
Average total assets(1)	$242,876	$237,967
Return on assets (ROA)	5.8%	4.4%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$23,851	$25,528
+ Interest income	155	122
+ Depreciation and amortization	10,733	10,892
+ Rent	2,302	2,451
= ROI operating income	$37,041	$38,993

Denominator
Average total assets(1)	$242,876	$237,967
'+ Average accumulated depreciation and amortization(1)	102,155	97,685
'- Average accounts payable(1)	51,896	47,964
- Average accrued liabilities(1)	23,878	23,842
= Average invested capital	$269,257	$263,846
Return on investment (ROI)	13.8%	14.8%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of July 31,
	2022	2021	2020
Certain Balance Sheet Data
Total assets	$247,199	$238,552	$237,382
Accumulated depreciation and amortization	105,963	98,346	97,023
Accounts payable	54,191	49,601	46,326
Accrued liabilities	23,843	23,915	23,768

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $9.2 billion for the six months ended July 31, 2022, which represents a decline of $3.2 billion when compared to the same period in the prior year. The decline is primarily due to a decrease in operating income, higher inventory costs and purchases to support strong sales and the timing of certain payments. Free cash flow for the six months ended July 31, 2022 was $1.7 billion, which represents a decline of $5.7 billion when compared to the same period in the prior year. The decline in free cash flow is due to the reduction in operating cash flows described above, as well as an increase of $2.5 billion in capital expenditures to support our investment strategy.
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

	Six Months Ended July 31,
(Amounts in millions)	2022	2021
Net cash provided by operating activities	$9,240	$12,423
Payments for property and equipment	(7,492)	(5,019)
Free cash flow	$1,748	$7,404

Net cash (used in) provided by investing activities(1)	$(8,584)	$2,402
Net cash used in financing activities	(1,400)	(11,559)
(1) "Net cash (used in) provided by investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Total revenues	$152,859	$141,048	$294,428	$279,358
Percentage change from comparable period	8.4%	2.4%	5.4%	2.6%
Net sales	$151,381	$139,871	$291,669	$277,030
Percentage change from comparable period	8.2%	2.2%	5.3%	2.4%
Total U.S. calendar comparable sales increase	8.7%	6.7%	7.4%	6.4%
Gross profit margin as a percentage of net sales	23.5%	24.8%	23.7%	24.8%
Operating income	$6,854	$7,354	$12,172	$14,263
Operating income as a percentage of net sales	4.5%	5.3%	4.2%	5.1%
Other (gains) and losses	$(238)	$953	$1,760	$3,482
Consolidated net income	$5,147	$4,364	$7,250	$7,175
Unit counts at period end	10,585	10,524	10,585	10,524
Retail square feet at period end	1,057	1,063	1,057	1,063
Our total revenues, which are mostly comprised of net sales, but also include membership and other income, increased $11.8 billion or 8.4% and $15.1 billion or 5.4% for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases in revenues were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which were impacted by higher inflation, along with positive comparable sales in most of our international markets. For the six months ended July 31, 2022, these increases were partially offset by a net sales decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022. Net sales were negatively impacted by $1.0 billion and $1.3 billion of fluctuations in currency exchange rates for the three and six months ended July 31, 2022, respectively.
Gross profit as a percentage of net sales ("gross profit rate") decreased 132 and 110 basis points respectively for the three and six months ended July 31, 2022, when compared to the same periods in the previous fiscal year. The decrease for the three months ended July 31, 2022 was primarily due to markdowns and mix of sales in the U.S., as well as an inflation related LIFO charge in the Sam's Club segment. The decrease for the six months ended July 31, 2022 was primarily due to mix of sales and markdowns in the U.S. and higher supply chain costs.
Operating expenses as a percentage of net sales decreased 45 and 3 basis points for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The decrease for the three months ended July 31, 2022 was primarily driven by growth in net sales, partially offset by increased wage costs in the Walmart U.S. segment. The slight decrease for the six months ended July 31, 2022 was primarily driven by growth in net sales and lower incremental COVID-19 costs, partially offset by increased wage costs in the Walmart U.S. segment.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increase of $1.2 billion in other gains for the three months ended July 31, 2022, when compared to the same period in the previous fiscal year, was primarily due to: a net gain of $0.6 billion from changes in fair value of our equity and other investments; a gain of $0.4 billion recognized on the sale of our remaining equity method investment in Brazil; and a $0.2 billion dividend from one of our investments. The net decrease of $1.7 billion in other losses for the six months ended July 31, 2022, when compared to the same period in the previous fiscal year, was primarily due to: a net gain of $0.6 billion from changes in fair value of our equity and other investments; lapping $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022; a gain of $0.4 billion recognized on the sale of our remaining equity method investment in Brazil during the second quarter of fiscal 2023; and a $0.2 billion dividend from one of our investments in the second quarter of fiscal 2023.
Our effective income tax rate was 22.5% and 24.0% for the three and six months ended July 31, 2022, respectively, compared to 26.3% and 26.5% for the same periods in the previous fiscal year. The decrease in effective tax rate includes the gain recognized on the sale of our remaining equity method investment in Brazil which provided minimal realizable tax expense and a discrete tax item recognized during the second quarter of fiscal 2023. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, as well as a benefit in membership and other income related to an insurance settlement for Walmart Chile, consolidated net income increased $0.8 billion and $0.1 billion for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $1.88 and $2.61 for the three and six months ended July 31, 2022, respectively, which represents respective increases of $0.36 and $0.13 when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Net sales	$105,130	$98,192	$202,034	$191,359
Percentage change from comparable period	7.1%	5.3%	5.6%	5.1%
Calendar comparable sales increase	7.0%	5.4%	5.5%	5.4%
Operating income	$5,683	$6,089	$10,145	$11,544
Operating income as a percentage of net sales	5.4%	6.2%	5.0%	6.0%
Unit counts at period end	4,735	4,740	4,735	4,740
Retail square feet at period end	702	703	702	703
Net sales for the Walmart U.S. segment increased $6.9 billion or 7.1% and $10.7 billion or 5.6% for the three and six months ended July 31, 2022, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 7.0% and 5.5% for the three and six months ended July 31, 2022, respectively, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as a slight increase in transactions. The Walmart U.S. segment's eCommerce sales positively contributed approximately 0.6% for the three months ended July 31, 2022, which was primarily driven by store pickup and delivery. For the six months ended July 31, 2022, eCommerce sales growth had a negligible impact on the Walmart U.S. segment total comparable sales growth.
Gross profit rate decreased 106 basis points for the three months ended July 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by product mix shifts into lower margin categories and net markdowns, partially offset by price management impacts driven by higher inflation. For the six months ended July 31, 2022, gross profit rate decreased 74 basis points primarily due to product mix shifts into lower margin categories and increased supply chain costs, partially offset by price management impacts driven by higher inflation.
Operating expenses as a percentage of net sales decreased 21 basis points for three months ended July 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by strong sales growth and lower incremental COVID-19 costs, partially offset by increased wage costs. Operating expenses as a percentage of net sales increased 35 basis points for the six months ended July 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by increased wage costs, partially offset by strong sales growth and lower incremental COVID-19 costs.
As a result of the factors discussed above, operating income decreased $0.4 billion and $1.4 billion for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Net sales	$24,350	$23,035	$48,113	$50,335
Percentage change from comparable period	5.7%	(15.2)%	(4.4)%	(11.6)%
Operating income	$1,043	$861	$1,815	$2,055
Operating income as a percentage of net sales	4.3%	3.7%	3.8%	4.1%
Unit counts at period end	5,250	5,185	5,250	5,185
Retail square feet at period end	274	280	274	280
Net sales for the Walmart International segment increased $1.3 billion or 5.7% and decreased $2.2 billion or 4.4% for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. For the three months ended July 31, 2022, the increase was primarily due to positive comparable sales in most of our international markets, partially offset by negative fluctuations in currency exchange rates of $1.0 billion. For the six months ended July 31, 2022, the reduction in net sales was due to a $5.0 billion decrease related to the divestiture of our operations in the U.K. and Japan during the first quarter of fiscal 2022, as well as negative fluctuations in currency exchange rates of $1.3 billion, partially offset by positive comparable sales in each of our remaining markets.
Gross profit rate decreased 18 basis points and 63 basis points for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year, primarily driven by shifts into lower margin formats and channels in China and category mix shifts into lower margin categories. Divested markets further impacted the gross profit rate for the six months ended July 31, 2022.
Operating expenses as a percentage of net sales decreased 7 basis points and increased 6 basis points for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. For the three months ended July 31, 2022, the decrease was primarily driven by strong sales growth, partially offset by planned strategic investments. For the six months ended July 31, 2022, the increase was primarily due to impacts from the divested markets, partially offset by strong sales growth.
As a result of the factors discussed above, as well as a benefit of $0.2 billion related to an insurance settlement for Walmart Chile recorded in membership and other income, operating income increased $0.2 billion and decreased $0.2 billion for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year.
Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Including Fuel
Net sales	$21,901	$18,644	$41,522	$35,336
Percentage change from comparable period	17.5%	13.9%	17.5%	12.0%
Calendar comparable sales increase	17.3%	13.9%	17.4%	12.0%
Operating income	$427	$660	$887	$1,235
Operating income as a percentage of net sales	1.9%	3.5%	2.1%	3.5%
Unit counts at period end	600	599	600	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$17,999	$16,437	$34,531	$31,374
Percentage change from comparable period	9.5%	7.7%	10.1%	7.0%
Operating income	$222	$575	$557	$1,105
Operating income as a percentage of net sales	1.2%	3.5%	1.6%	3.5%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $3.3 billion or 17.5% and $6.2 billion or 17.5% for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 17.3% and 17.4% for the three and six months ended July 31, 2022, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. Sam's Club eCommerce net sales positively contributed approximately 0.8% and 0.7% to comparable sales for the three and six months ended July 31, 2022, respectively.
Gross profit rate decreased 272 and 245 basis points for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The decreases in gross profit rate were due to inventory write-downs, including an inflation related LIFO charge, and elevated supply chain and eCommerce fulfillment costs.
Membership and other income increased 8.4% and 10.1% for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increase was due to increases in new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 131 and 124 basis points for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year, primarily driven by higher sales.
As a result of the factors discussed above, operating income decreased $0.2 billion and $0.3 billion for the three and six months ended July 31, 2022, respectively, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2022	2021
Net cash provided by operating activities	$9,240	$12,423
Net cash provided by operating activities was $9.2 billion as compared to $12.4 billion for the six months ended July 31, 2022 and 2021, respectively. The decline is primarily due to a decrease in operating income, higher inventory costs and purchases to support strong sales and the timing of certain payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $13.9 billion and $22.8 billion at July 31, 2022 and 2021, respectively. Our working capital deficit was $15.7 billion as of July 31, 2022, which increased when compared to $2.9 billion as of July 31, 2021, primarily driven by an increase in short-term borrowings and a decrease in cash and cash equivalents, partially offset by the increase in inventory described above. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of July 31, 2022 and January 31, 2022, cash and cash equivalents of $3.5 billion and $4.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions. Of the $3.5 billion at July 31, 2022, approximately $1.1 billion can only be accessed through dividends or intercompany financing arrangements subject to approval of the Flipkart minority shareholders; however, this cash is expected to be utilized by Flipkart.
Net Cash Used in or Provided by Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2022	2021
Net cash (used in) provided by investing activities	$(8,584)	$2,402
Net cash used in investing activities was $8.6 billion as compared to net cash provided by investing activities of $2.4 billion for the six months ended July 31, 2022 and 2021, respectively. Net cash used in investing activities increased $11.0 billion for the six months ended July 31, 2022 primarily as a result of lapping the net proceeds received from the divestitures of our operations in the U.K. and Japan and an increase in capital expenditures to support our investment strategy.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2022	2021
Net cash used in financing activities	$(1,400)	$(11,559)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $1.4 billion as compared to $11.6 billion for the six months ended July 31, 2022 and 2021, respectively. The decrease in net cash used in financing activities is primarily due to an increase in short-term borrowings to fund working capital needs.
In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2022, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Repayments of long-term debt	(1,439)	—	(1,439)
Reclassifications of long-term debt	4,030	(4,030)	—
Other	(78)	(1,033)	(1,111)
Balances as of July 31, 2022	$5,316	$29,801	$35,117

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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2022 were made under the current $20 billion share repurchase program approved in February 2021, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2022, authorization for $4.9 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2022 and 2021:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2022	2021
Total number of shares repurchased	43.3	37.7
Average price paid per share	$132.74	$137.94
Total amount paid for share repurchases	$5,747	$5,200
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of July 31, 2022, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation," the Prescription Opiate Litigation and other matters, including certain risks arising therefrom. In that Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer agent services. We also discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation, Asda Equal Value Claims, and Money Transfer Agent Services litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment matter in India in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of July 31, 2022, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, as filed with the SEC on March 18, 2022, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,150 cases as of August 17, 2022. The liability phase of a single, two-county trial in one of the MDL cases began on October 4, 2021 against a number of parties, including the Company, regarding opioid dispensing claims. On November 23, 2021, the jury found in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial to determine amounts owed by the defendants and injunctive relief ended on May 17, 2022. On August 17, 2022, the court ordered all three defendants, including the Company, to pay approximately $651 million over fifteen years, on a joint and several liability basis. The court also ordered the defendants to pay approximately $87 million of the total abatement amount into an abatement fund on or before October 1, 2022, reflecting the first two years of abatement. However, the Company plans to appeal the jury verdict from the liability phase and the court's abatement order. In addition, there are over 250 state court cases pending as of August 17, 2022. This includes certain cases that were remanded by the MDL court and a case brought by the Cherokee Nation that was remanded by the U.S. District Court for the Eastern District of Oklahoma to the District Court of Sequoya County, Oklahoma. The case citations and currently scheduled trial dates, where applicable, for the state court cases are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q, including, among others, State of New Mexico ex rel. Balderas v. Purdue Pharma L.P., et al. and State of West Virginia ex rel. Morrisey v. Walmart Inc., et al., which currently have trial dates scheduled to occur on September 6, 2022 and September 26, 2022, respectively.
DOJ Opioid Civil Litigation: A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the U.S. Department of Justice (the "DOJ") against the Company, in which the DOJ alleges violations of the Controlled Substances Act (the "CSA") related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. After the parties had fully briefed the Company's motion to dismiss, the District court stayed proceedings in the case pending the decision of the United States Supreme Court in Ruan v. United States and Kahn v. United States, 142 S. Ct. 2370 (Jun. 27, 2022) ("Ruan") regarding matters under the CSA. Following the decision in Ruan and pursuant to an agreement of the parties, the District Court set a deadline of October 7, 2022 for the DOJ to file an amended complaint or move for leave to amend its complaint.
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other Opioids Litigation matters. The other derivative suit has been filed in the Chancery Court in Delaware. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016, through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants filed a motion to dismiss the consolidated securities class action on October 8, 2021; the lead plaintiff responded to the motion on January 10, 2022; and the defendants filed their reply brief on February 10, 2022. A hearing on the motion is currently scheduled for September 9, 2022. The defendants in the derivative suit pending in Delaware Chancery Court filed the opening brief on their motion to dismiss that case on December 21, 2021; and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants filed their opening brief in support of their motion to dismiss the amended complaint. The plaintiffs filed an opposition to the motion on June 1, 2022; the defendants filed their reply brief on June 24, 2022; and the motion has been scheduled for a hearing on September 26, 2022.
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

ASDA Equal Value Claims: Ms S Brierley & Others v. ASDA Stores Ltd (2406372/2008 & Others – Manchester Employment Tribunal); ASDA Stores Ltd v Brierley & Ors (A2/2016/0973 – United Kingdom Court of Appeal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0059/16/DM – United Kingdom Employment Appeal Tribunal); ASDA Stores Ltd v Ms S Brierley & Others (UKEAT/0009/16/JOJ – United Kingdom Employment Appeal Tribunal).
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.

II. CERTAIN OTHER MATTERS
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
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc. The Company believes the suit is without merit and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended July 31, 2022 were made under the current $20 billion share repurchase program approved in February 2021, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2022, authorization for $4.9 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2022, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2022	7,062,901	$132.30	7,062,901	$7.3
June 1 - 30, 2022	10,979,635	122.28	10,979,635	6.0
July 1 - 31, 2022	8,742,142	126.87	8,742,142	4.9
Total	26,784,678		26,784,678
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
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of the COVID-19 pandemic; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Strong, Efficient Growth" regarding the focus of our investments and the impact of such investments; statements under the caption "Company Performance Metrics – Strategic Capital Allocation" regarding our strategy and discipline for capital allocation; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our financial framework; statements under the caption "Results of Operations - Consolidated Results of Operations"

regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment and expansion activities, pay dividends and fund share repurchases; statements under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Operating Activities - Cash Equivalents and Working Capital Deficit" regarding management's expectation that cash in market will be utilized to fund Flipkart's operations; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2022 and fiscal 2023; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position and access to capital markets continuing to be sufficient to meet its anticipated operating cash needs, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated July 23, 2019 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on July 26, 2019

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: September 2, 2022	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2022	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 2, 2022	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)