Form 10-Q
period 2022-10-31
Walmart Inc.
filed 2022-12-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,696,800,054 shares of common stock outstanding as of November 29, 2022.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Revenues:
Net sales	$151,469	$139,207	$443,138	$416,237
Membership and other income	1,344	1,318	4,103	3,646
Total revenues	152,813	140,525	447,241	419,883
Costs and expenses:
Cost of sales	115,613	105,023	338,298	313,478
Operating, selling, general and administrative expenses	34,505	29,710	94,076	86,350
Operating income	2,695	5,792	14,867	20,055
Interest:
Debt	499	408	1,266	1,326
Finance lease	85	78	252	241
Interest income	(84)	(44)	(151)	(111)
Interest, net	500	442	1,367	1,456
Loss on extinguishment of debt	—	2,410	—	2,410
Other (gains) and losses	3,626	(1,207)	5,386	2,275
Income (loss) before income taxes	(1,431)	4,147	8,114	13,914
Provision for income taxes	336	1,015	2,631	3,607
Consolidated net income (loss)	(1,767)	3,132	5,483	10,307
Consolidated net income attributable to noncontrolling interest	(31)	(27)	(78)	(196)
Consolidated net income (loss) attributable to Walmart	$(1,798)	$3,105	$5,405	$10,111

Net income per common share:
Basic net income (loss) per common share attributable to Walmart	$(0.66)	$1.11	$1.98	$3.61
Diluted net income (loss) per common share attributable to Walmart	(0.66)	1.11	1.97	3.59

Weighted-average common shares outstanding:
Basic	2,711	2,785	2,733	2,799
Diluted	2,711	2,797	2,743	2,813

Dividends declared per common share	$—	$—	$2.24	$2.20
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2022	2021	2022	2021
Consolidated net income (loss)	$(1,767)	$3,132	$5,483	$10,307
Consolidated net income attributable to noncontrolling interest	(31)	(27)	(78)	(196)
Consolidated net income (loss) attributable to Walmart	(1,798)	3,105	5,405	10,111

Other comprehensive income (loss), net of income taxes
Currency translation and other	(919)	(523)	(2,067)	2,637
Net investment hedges	—	—	—	(1,202)
Cash flow hedges	(175)	(183)	(426)	(318)
Minimum pension liability	—	1	3	1,972
Other comprehensive income (loss), net of income taxes	(1,094)	(705)	(2,490)	3,089
Other comprehensive loss attributable to noncontrolling interest	208	193	476	189
Other comprehensive income (loss) attributable to Walmart	(886)	(512)	(2,014)	3,278

Comprehensive income (loss), net of income taxes	(2,861)	2,427	2,993	13,396
Comprehensive (income) loss attributable to noncontrolling interest	177	166	398	(7)
Comprehensive income (loss) attributable to Walmart	$(2,684)	$2,593	$3,391	$13,389
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,587	$14,760	$16,111
Receivables, net	8,218	8,280	7,349
Inventories	64,706	56,511	57,484
Prepaid expenses and other	3,169	1,519	2,020
Total current assets	87,680	81,070	82,964

Property and equipment, net	97,553	94,515	92,242
Operating lease right-of-use assets	13,394	13,758	13,863
Finance lease right-of-use assets, net	4,597	4,351	4,226
Goodwill	28,137	29,014	28,923
Other long-term assets	16,295	22,152	22,633
Total assets	$247,656	$244,860	$244,851

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$6,811	$410	$447
Accounts payable	57,263	55,261	57,156
Dividends payable	1,527	—	1,528
Accrued liabilities	27,443	26,060	24,474
Accrued income taxes	900	851	446
Long-term debt due within one year	5,458	2,803	1,575
Operating lease obligations due within one year	1,457	1,483	1,486
Finance lease obligations due within one year	549	511	508
Total current liabilities	101,408	87,379	87,620

Long-term debt	33,935	34,864	36,425
Long-term operating lease obligations	12,658	13,009	13,095
Long-term finance lease obligations	4,512	4,243	4,061
Deferred income taxes and other	14,760	13,474	12,893

Commitments and contingencies

Redeemable noncontrolling interest	260	—	—

Equity:
Common stock	270	276	277
Capital in excess of par value	4,817	4,839	4,811
Retained earnings	77,946	86,904	85,674
Accumulated other comprehensive loss	(10,780)	(8,766)	(8,488)
Total Walmart shareholders' equity	72,253	83,253	82,274
Nonredeemable noncontrolling interest	7,870	8,638	8,483
Total equity	80,123	91,891	90,757
Total liabilities, redeemable noncontrolling interest, and equity	$247,656	$244,860	$244,851
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income, net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600
Consolidated net income (loss)	—	—	—	5,149	—	5,149	(2)	5,147
Other comprehensive (loss), net of income taxes	—	—	—	—	(1,396)	(1,396)	(275)	(1,671)
Purchase of Company stock	(26)	(3)	(182)	(3,201)	—	(3,386)	—	(3,386)
Dividends to noncontrolling interest	—	—	—	—	—	—	(434)	(434)
Sale of subsidiary stock	—	—	8	—	—	8	2	10
Other	—	—	259	39	—	298	23	321
Balances as of July 31, 2022	2,722	272	4,672	82,519	(9,894)	77,569	8,018	85,587
Consolidated net income (loss)	—	—	—	(1,798)	—	(1,798)	31	(1,767)
Other comprehensive loss, net of income taxes	—	—	—	—	(886)	(886)	(208)	(1,094)
Dividends	—	—	—	43	—	43	—	43
Purchase of Company stock	(22)	(2)	(158)	(2,772)	—	(2,932)	—	(2,932)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Sale of subsidiary stock	—	—	7	—	—	7	3	10
Other	1	—	296	(46)	—	250	36	286
Balances as of October 31, 2022	2,701	$270	$4,817	$77,946	$(10,780)	$72,253	$7,870	$80,123
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2021	2,821	$282	$3,646	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	2,730	—	2,730	81	2,811
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,820	3,820	(74)	3,746
Dividends declared ($2.20 per share)	—	—	—	(6,200)	—	(6,200)	—	(6,200)
Purchase of Company stock	(21)	(2)	(112)	(2,718)	—	(2,832)	—	(2,832)
Dividends to noncontrolling interest	—	—	—	—	—	—	(408)	(408)
Sale of subsidiary stock	—	—	18	—	—	18	57	75
Other	5	—	(128)	2	—	(126)	(5)	(131)
Balances as of April 30, 2021	2,805	$280	$3,424	$82,577	$(7,946)	$78,335	$6,257	$84,592
Consolidated net income	—	—	—	4,276	—	4,276	88	4,364
Other comprehensive income (loss), net of income taxes	—	—	—	—	(30)	(30)	78	48
Purchase of Company stock	(17)	(2)	(94)	(2,273)	—	(2,369)	—	(2,369)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Sale of subsidiary stock	—	—	6	—	—	6	171	177
Other	3	—	319	(8)	—	311	14	325
Balances as of July 31, 2021	2,791	$278	$3,655	$84,572	$(7,976)	$80,529	$6,598	$87,127
Consolidated net income	—	—	—	3,105	—	3,105	27	3,132
Other comprehensive loss, net of income taxes	—	—	—	—	(512)	(512)	(193)	(705)
Dividends	—	—	—	45	—	45	—	45
Purchase of Company stock	(14)	(1)	(87)	(2,044)	—	(2,132)	—	(2,132)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Sale of subsidiary stock	—	—	922	—	—	922	2,057	2,979
Other	1	—	321	(4)	—	317	—	317
Balances as of October 31, 2021	2,778	$277	$4,811	$85,674	$(8,488)	$82,274	$8,483	$90,757

See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2022	2021
Cash flows from operating activities:
Consolidated net income	$5,483	$10,307
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,134	7,952
Net unrealized and realized losses	5,611	1,831
Losses on disposal of business operations	—	433
Deferred income taxes	28	(1,402)
Loss on extinguishment of debt	—	2,410
Other operating activities	921	1,057
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(59)	(842)
Inventories	(9,008)	(12,663)
Accounts payable	3,183	7,906
Accrued liabilities	1,354	(722)
Accrued income taxes	51	24
Net cash provided by operating activities	15,698	16,291

Cash flows from investing activities:
Payments for property and equipment	(12,061)	(8,588)
Proceeds from the disposal of property and equipment	126	290
Proceeds from disposal of certain operations, net of divested cash	—	7,935
Payments for business acquisitions, net of cash acquired	(730)	(248)
Other investing activities	(300)	(919)
Net cash used in investing activities	(12,965)	(1,530)

Cash flows from financing activities:
Net change in short-term borrowings	6,451	228
Proceeds from issuance of long-term debt	4,969	6,945
Repayments of long-term debt	(1,439)	(13,010)
Premiums paid to extinguish debt	—	(2,317)
Dividends paid	(4,600)	(4,627)
Purchase of Company stock	(8,708)	(7,368)
Dividends paid to noncontrolling interest	(16)	(20)
Sale of subsidiary stock	55	3,231
Other financing activities	(2,293)	(1,175)
Net cash used in financing activities	(5,581)	(18,113)

Effect of exchange rates on cash, cash equivalents and restricted cash	(331)	(118)

Net decrease in cash, cash equivalents and restricted cash	(3,179)	(3,470)
Change in cash and cash equivalents reclassified from assets held for sale	—	1,848
Cash, cash equivalents and restricted cash at beginning of year	14,834	17,788
Cash, cash equivalents and restricted cash at end of period	$11,655	$16,166
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
The Company's Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of October 2022 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Redeemable Noncontrolling Interest
Noncontrolling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity on the Condensed Consolidated Balance Sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. As of October 31, 2022, the Company has a redeemable noncontrolling interest related to an acquisition in the Walmart U.S. segment as the minority interest owner holds a put option which may require the Company to purchase its interest beginning in December 2027 and annually thereafter.
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
Recent Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

Note 2. Net Income (Loss) Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income (loss) per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income (loss) per common share attributable to Walmart for the three and nine months ended October 31, 2022 and 2021. Further, the calculation of diluted net loss per common share attributable to Walmart for the three months ended October 31, 2022 does not include the effect of share-based payment awards as their inclusion would be anti-dilutive and would reduce the net loss per common share.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income (loss) per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Numerator
Consolidated net income (loss)	$(1,767)	$3,132	$5,483	$10,307
Consolidated net income attributable to noncontrolling interest	(31)	(27)	(78)	(196)
Consolidated net income (loss) attributable to Walmart	$(1,798)	$3,105	$5,405	$10,111

Denominator
Weighted-average common shares outstanding, basic	2,711	2,785	2,733	2,799
Dilutive impact of share-based awards	—	12	10	14
Weighted-average common shares outstanding, diluted	2,711	2,797	2,743	2,813

Net income (loss) per common share attributable to Walmart
Basic	$(0.66)	$1.11	$1.98	$3.61
Diluted	(0.66)	1.11	1.97	3.59
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

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)
Other comprehensive income (loss) before reclassifications, net	(796)	—	(622)	2	(1,416)
Reclassifications to income, net	(309)	—	329	—	20
Balances as of July 31, 2022	$(8,980)	$94	$(999)	$(9)	$(9,894)
Other comprehensive loss before reclassifications, net	(711)	—	(191)	—	(902)
Reclassifications to income, net	—	—	16	—	16
Balances as of October 31, 2022	$(9,691)	$94	$(1,174)	$(9)	$(10,780)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(225)	(7)	(26)	(1)	(259)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	16	4	20
Balances as of April 30, 2021	$(7,739)	$94	$(284)	$(17)	$(7,946)
Other comprehensive income (loss) before reclassifications, net	123	—	(193)	(3)	(73)
Reclassifications to income, net	—	—	38	5	43
Balances as of July 31, 2021	$(7,616)	$94	$(439)	$(15)	$(7,976)
Other comprehensive income (loss) before reclassifications, net	(330)	—	(181)	4	(507)
Reclassifications to income, net	—	—	(2)	(3)	(5)
Balances as of October 31, 2021	$(7,946)	$94	$(622)	$(14)	$(8,488)
(1) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2022 and January 31, 2022, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Proceeds from issuance of long-term debt	—	4,969	4,969
Repayments of long-term debt	(1,439)	—	(1,439)
Reclassifications of long-term debt	4,181	(4,181)	—
Other	(87)	(1,717)	(1,804)
Balances as of October 31, 2022	$5,458	$33,935	$39,393
Debt Issuances
Information on significant long-term debt issued during the nine months ended October 31, 2022, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
September 9, 2022	$1,750	September 9, 2025	Fixed	3.900%	$1,744
September 9, 2022	$1,000	September 9, 2027	Fixed	3.950%	994
September 9, 2022	$1,250	September 9, 2032	Fixed	4.150%	1,239
September 9, 2022	$1,000	September 9, 2052	Fixed	4.500%	992
Total					$4,969
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

The Company measures the fair value of certain equity investments, including certain equity method investments, on a recurring basis in the accompanying Condensed Consolidated Balance Sheets. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of October 31, 2022	Fair Value as of January 31, 2022
Equity investments measured using Level 1 inputs	$3,432	$6,069
Equity investments measured using Level 2 inputs	3,659	5,819
Total	$7,091	$11,888
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2022 and January 31, 2022, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2022			January 31, 2022
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$8,021	$(869)	(1)	$8,021	$(47)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,435	(1,763)	(1)	7,855	(1,048)	(1)
Total	$13,456	$(2,632)		$15,876	$(1,095)
(1)Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of October 31, 2022 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2022 and January 31, 2022, are as follows:

	October 31, 2022		January 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,393	$36,884	$37,667	$42,381
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
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations, or cash flows.

Opioids Litigation
General
During the three months ended October 31, 2022, the Company accrued a liability for approximately $3.3 billion for the Settlement Framework (described below) and other previously agreed state and tribal settlements. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, the Settlement Framework is in its early phases and there is no assurance that a sufficient number of necessary parties will participate in the Settlement Framework for it to become effective. The amount of ultimate loss may differ materially from this accrual. As to any opioid related litigation that is not covered or otherwise extinguished by the Settlement Framework, the Company cannot reasonably estimate any loss or range of loss that may arise from those matters and intends to vigorously defend those litigation matters. Accordingly, the Company can provide no assurance as to the scope and outcome of those matters and no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
Multidistrict and State or Local Opioid Related Litigation
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals, and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in the MDL. The liability phase of a single, two-county trial in one of the MDL cases resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $651 million over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals as to both liability and abatement. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment has been stayed until December 15, 2022. The MDL has designated five additional single-county cases as bellwethers to proceed through discovery; however, these five counties ultimately may elect to participate in the Settlement Framework described further below.
Similar cases that name the Company have also been filed in state courts by state, local, and tribal governments; healthcare providers; and other plaintiffs. Plaintiffs in these state court cases and in the MDL are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company has also been responding to subpoenas, information requests, and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids.
Settlement Framework
On November 15, 2022, the Company announced it had agreed to financial amounts and payment terms to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes whether as part of the MDL (excluding, however, the single, two-county trial pending appeal in the Sixth Circuit Court of Appeals) or other state court cases, as well as all potential claims that could be made against the Company by states, political subdivisions, and Native American tribes for up to approximately $3.1 billion (the "Settlement Amount"), which includes amounts for remediation of alleged harms as well as attorneys' fees and costs and also includes some, but not all, amounts from previously agreed recent settlements by the Company. One settlement framework with corresponding conditions and participation thresholds applies for the states and political subdivisions, and another settlement framework with corresponding conditions and participation thresholds applies for the Native American tribes. Both settlement frameworks are referred to collectively as the "Settlement Framework."
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline (the "Settling States"). Similarly, the Settlement Framework provides that payments to Native American tribes are contingent upon the number of tribes (excluding Cherokee Nation), including those tribes who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline (the "Settling Tribes").

If all conditions for the Settlement Framework, including, but not limited to, the minimum participation thresholds applicable for the Settling Tribes are satisfied within prescribed deadlines, then the Company would expect to pay up to the full portion of the Settlement Amount attributable to the Settling Tribes, beginning as early as the fourth quarter of fiscal 2023 and being completed during fiscal 2023 or fiscal 2024. If all conditions for the Settlement Framework, including, but not limited to, the minimum participation thresholds applicable for the Settling States are satisfied within the prescribed deadlines, then the Company would expect to pay up to the full portion of the Settlement Amount attributable to the Settling States, beginning as early as the second quarter of its fiscal year ending January 31, 2024 ("fiscal 2024") and being completed in the same fiscal year.
The Company cannot predict if or when the Settlement Framework will be finalized with any of the Settling States or any of the Settling Tribes. For those states, political subdivisions, and Native American tribes that do not participate in the Settlement Framework, the Company cannot predict the number of such lawsuits that will remain or claims that may be filed, but believes it has substantial factual and legal defenses to those lawsuits and claims and intends to defend such lawsuits and claims vigorously. The Settlement Framework includes no admission of wrongdoing or liability by the Company. The Company will continue to vigorously defend against any opioid related litigation not covered or otherwise extinguished by the Settlement Framework and continues to believe it has strong legal defenses and appellate arguments in those cases.
DOJ Opioid Civil Litigation
On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act (the "CSA"). The DOJ is seeking civil penalties and injunctive relief. The Company initially moved to dismiss the DOJ complaint on February 22, 2021. After that motion was fully briefed, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a motion to dismiss the amended complaint.
Opioid Related Securities Class Actions and Derivative Litigation
In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action. After the parties had fully briefed the motion to dismiss, on September 9, 2022, the Court entered an order permitting the plaintiffs to file an amended complaint, which was filed on October 14, 2022 and which revised the applicable class of investors to those who acquired Walmart stock from March 31, 2017, through December 22, 2020. On November 16, 2022, the defendants filed a motion to dismiss the amended complaint.
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021, and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. The plaintiffs filed an opposition to the motion on June 1, 2022; the defendants filed their reply brief on June 24, 2022. On September 26, 2022, the court held a hearing on the motion to dismiss and/or to stay, and a ruling on the motion remains pending.
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

Money Transfer Agent Services Matters
The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice (the "DOJ") seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company continues to provide information in response to requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint, on October 5, 2022, the FTC responded to the motion, and on October 28, 2022, the Company filed its reply. The court has entered an order staying discovery pending briefing and a decision on the Company's motion to dismiss. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance as to whether its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2022	2021	2022	2021
Net sales:
Walmart U.S.	$104,775	$96,609	$306,809	$287,968
Walmart International	25,295	23,627	73,408	73,962
Sam's Club	21,399	18,971	62,921	54,307
Net sales	$151,469	$139,207	$443,138	$416,237

Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, loss on extinguishment of debt and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2022	2021	2022	2021
Operating income (loss):
Walmart U.S.	$5,093	$4,860	$15,238	$16,404
Walmart International	861	871	2,676	2,926
Sam's Club	562	475	1,449	1,710
Corporate and support	(3,821)	(414)	(4,496)	(985)
Operating income	2,695	5,792	14,867	20,055
Interest, net	500	442	1,367	1,456
Loss on extinguishment of debt	—	2,410	—	2,410
Other (gains) and losses	3,626	(1,207)	5,386	2,275
Income (loss) before income taxes	$(1,431)	$4,147	$8,114	$13,914
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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2022	2021	2022	2021
Grocery	$63,231	$55,560	$181,464	$161,600
General merchandise	27,605	28,544	85,057	90,858
Health and wellness	11,947	11,030	34,172	31,480
Other categories	1,992	1,475	6,116	4,030
Total	$104,775	$96,609	$306,809	$287,968
Of Walmart U.S.'s total net sales, approximately $12.9 billion and $11.1 billion related to eCommerce for the three months ended October 31, 2022 and 2021, respectively, and approximately $36.9 billion and $33.6 billion related to eCommerce for the nine months ended October 31, 2022 and 2021, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2022	2021	2022	2021
Mexico and Central America	$9,702	$8,718	$28,480	$25,706
Canada	5,491	5,507	16,408	15,847
China	3,572	3,538	11,096	10,313
United Kingdom	—	—	—	3,811
Other	6,530	5,864	17,424	18,285
Total	$25,295	$23,627	$73,408	$73,962
Of Walmart International's total net sales, approximately $5.9 billion and $4.3 billion related to eCommerce for the three months ended October 31, 2022 and 2021, respectively, and approximately $14.8 billion and $12.7 billion related to eCommerce for the nine months ended October 31, 2022 and 2021, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam's Club net sales by merchandise category	2022	2021	2022	2021
Grocery and consumables	$13,846	$12,335	$39,539	$35,018
Fuel, tobacco and other categories	3,680	2,932	11,779	8,047
Home and apparel	2,132	1,976	6,588	6,252
Health and wellness	1,085	1,037	3,101	2,934
Technology, office and entertainment	656	691	1,914	2,056
Total	$21,399	$18,971	$62,921	$54,307
Of Sam's Club's total net sales, approximately $2.1 billion and $1.7 billion related to eCommerce for the three months ended October 31, 2022 and 2021, respectively, and approximately $6.0 billion and $4.9 billion related to eCommerce for the nine months ended October 31, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2023 ("fiscal 2023") and the fiscal year ended January 31, 2022 ("fiscal 2022"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2022, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2022, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2022.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our flywheel strategy, such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
Each of our segments contributes to the Company's operating results differently. Each, however, has generally maintained a relatively consistent contribution rate to the Company's net sales and operating income in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates.
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, including the COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain and inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment.

We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. However, like other retail companies, we have seen continued supply chain disruptions contributing to higher than normal inventory levels. In addition, our merchandise costs for the nine months ended October 31, 2022 have been impacted by high inflation, greater than what we have experienced in recent years, which has increased costs and decreased profitability. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include, but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
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
Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2022 and 2021, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	8.5%	9.4%	0.3%	0.4%	6.5%	6.7%	0.4%	0.4%
Sam's Club	12.8%	19.6%	2.6%	5.9%	15.8%	14.6%	5.8%	5.4%
Total U.S.	9.2%	11.0%	0.7%	1.3%	8.0%	7.9%	1.4%	1.2%
Comparable sales in the U.S., including fuel, increased 9.2% and 8.0% for the three and nine months ended October 31, 2022, respectively, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 8.5% and 6.5% for the three and nine months ended October 31, 2022, respectively, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. The Walmart U.S. segment's eCommerce sales positively contributed approximately 1.0% and 0.4% for the three and nine months ended October 31, 2022, respectively, which was primarily driven by store pickup and delivery.

Comparable sales at the Sam's Club segment increased 12.8% and 15.8% for the three and nine months ended October 31, 2022, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. The Sam's Club segment's eCommerce sales positively contributed approximately 0.8% and 0.7% to comparable sales for the three and nine months ended October 31, 2022, respectively, which was primarily driven by curbside and ship to home.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2022	2021	2022	2021
Net sales	$151,469	$139,207	$443,138	$416,237
Percentage change from comparable period	8.8%	4.1%	6.5%	3.0%
Operating, selling, general and administrative expenses	$34,505	$29,710	$94,076	$86,350
Percentage change from comparable period	16.1%	3.9%	8.9%	1.6%
Operating, selling, general and administrative expenses as a percentage of net sales	22.8%	21.3%	21.2%	20.7%
Operating expenses as a percentage of net sales increased 144 and 48 basis points for the three and nine months ended October 31, 2022, respectively. The increases were largely driven by charges of $3.3 billion related to opioid-related legal settlements recorded in the third quarter of fiscal 2023, partially offset by growth in net sales and lower incremental COVID-19 costs. In addition, the nine months ended October 31, 2022 were also impacted by increased wage costs in Walmart U.S.
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we are allocating more capital to supply chain, customer-facing initiatives, technology and store remodels, and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2022	2021
Supply chain, customer-facing initiatives and technology	$6,304	$4,408
Store and club remodels	3,965	2,375
New stores and clubs, including expansions and relocations	33	112
Total U.S.	10,302	6,895
Walmart International	1,759	1,693
Total Capital Expenditures	$12,061	$8,588

Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 3.7% and 3.3% for the trailing twelve months ended October 31, 2022 and 2021, respectively. The increase in ROA was primarily due to the increase in net income due primarily to lapping losses associated with our dispositions of Asda and Seiyu. ROI was 12.8% and 14.5% for the trailing twelve months ended October 31, 2022 and 2021, respectively. The decrease in ROI was primarily due to a decrease in operating income which included charges associated with opioid-related legal settlements recorded in the third quarter of fiscal 2023.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2022	2021
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$9,116	$8,299
Denominator
Average total assets(1)	$246,254	$247,857
Return on assets (ROA)	3.7%	3.3%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,754	$25,542
+ Interest income	196	141
+ Depreciation and amortization	10,840	10,771
+ Rent	2,296	2,360
= ROI operating income	$34,086	$38,814

Denominator
Average total assets(1)	$246,254	$247,857
'+ Average accumulated depreciation and amortization(1)	103,898	99,872
'- Average accounts payable(1)	57,210	55,654
- Average accrued liabilities(1)	25,959	24,735
= Average invested capital	$266,983	$267,340
Return on investment (ROI)	12.8%	14.5%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of October 31,
	2022	2021	2020
Certain Balance Sheet Data
Total assets	$247,656	$244,851	$250,863
Accumulated depreciation and amortization	107,628	100,168	99,576
Accounts payable	57,263	57,156	54,152
Accrued liabilities	27,443	24,474	24,995

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $15.7 billion for the nine months ended October 31, 2022, which represents a decline of $0.6 billion when compared to the same period in the prior year. The decline is primarily due to the timing of certain payments and a decrease in operating income, partially offset by moderated inventory purchases. Free cash flow for the nine months ended October 31, 2022 was $3.6 billion, which represents a decline of $4.1 billion when compared to the same period in the prior year. The decline in free cash flow is due to the reduction in operating cash flows described above, as well as an increase of $3.5 billion in capital expenditures to support our investment strategy.
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

	Nine Months Ended October 31,
(Amounts in millions)	2022	2021
Net cash provided by operating activities	$15,698	$16,291
Payments for property and equipment	(12,061)	(8,588)
Free cash flow	$3,637	$7,703

Net cash used in investing activities(1)	$(12,965)	$(1,530)
Net cash used in financing activities	(5,581)	(18,113)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Total revenues	$152,813	$140,525	$447,241	$419,883
Percentage change from comparable period	8.7%	4.3%	6.5%	3.1%
Net sales	$151,469	$139,207	$443,138	$416,237
Percentage change from comparable period	8.8%	4.1%	6.5%	3.0%
Total U.S. calendar comparable sales increase	9.2%	11.0%	8.0%	7.9%
Gross profit margin as a percentage of net sales	23.7%	24.6%	23.7%	24.7%
Operating income	$2,695	$5,792	$14,867	$20,055
Operating income as a percentage of net sales	1.8%	4.2%	3.4%	4.8%
Other (gains) and losses	$3,626	$(1,207)	$5,386	$2,275
Consolidated net income (loss)	$(1,767)	$3,132	$5,483	$10,307
Unit counts at period end	10,586	10,566	10,586	10,566
Retail square feet at period end	1,056	1,065	1,056	1,065
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $12.3 billion or 8.7% and $27.4 billion or 6.5% for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases in revenues were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which were impacted by higher inflation, along with positive comparable sales in most of our international markets. For the nine months ended October 31, 2022, these increases were partially offset by a net sales decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022. Net sales were negatively impacted by $1.5 billion and $2.8 billion of fluctuations in currency exchange rates for the three and nine months ended October 31, 2022, respectively.
Gross profit as a percentage of net sales ("gross profit rate") decreased 89 and 103 basis points for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The decrease for the three months ended October 31, 2022 was primarily due to markdowns and mix of sales in the U.S., an inflation related LIFO charge in the Sam's Club segment and the timing of sales events in our international markets. The decrease for the nine months ended October 31, 2022 was primarily due to markdowns and mix of sales in the U.S., higher supply chain costs and inflation related LIFO charges in the Sam's Club segment.
Operating expenses as a percentage of net sales increased 144 and 48 basis points for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases were largely driven by charges of $3.3 billion related to opioid-related legal settlements recorded in the third quarter of fiscal 2023, partially offset by growth in net sales and lower incremental COVID-19 costs. In addition, the nine months ended October 31, 2022 were also impacted by increased wage costs in Walmart U.S.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increase of $4.8 billion in other losses for the three months ended October 31, 2022, when compared to the same period in the previous fiscal year, was primarily due to a net loss of $4.8 billion from changes in fair value of our equity and other investments. The net increase of $3.1 billion in other losses for the nine months ended October 31, 2022, when compared to the same period in the previous fiscal year, was primarily due to: a net loss of $4.2 billion from changes in fair value of our equity and other investments; lapping $0.4 billion in incremental losses associated with the divestiture of our operations in the U.K. and Japan upon closing of the transactions during the first quarter of fiscal 2022; a gain of $0.4 billion recognized on the sale of our remaining equity method investment in Brazil during the second quarter of fiscal 2023; and a $0.2 billion dividend from one of our investments in the second quarter of fiscal 2023.
Our effective income tax rate was (23.5)% and 32.4% for the three and nine months ended October 31, 2022, respectively, compared to 24.5% and 25.9% for the same periods in the previous fiscal year. The decrease in effective tax rate for the three months ended October 31, 2022 when compared to the same period in the previous fiscal year is primarily due to tax expense on a quarterly pre-tax loss, which includes charges related to opioid-related legal settlements and changes in fair value of our investments. The increase in effective tax rate for the nine months ended October 31, 2022 when compared to the same period in the previous fiscal year includes the tax impact of charges associated with opioid-related legal settlements. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income decreased $4.9 billion and $4.8 billion for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net loss per common share attributable to Walmart was $0.66 for the three months ended October 31, 2022, which represents a decline of $1.77 when compared to the same period in the previous fiscal year. Diluted net income per common share attributable to Walmart was $1.97 for the nine months ended October 31, 2022, which represents a decline of $1.62 when compared to the same period in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Net sales	$104,775	$96,609	$306,809	$287,968
Percentage change from comparable period	8.5%	9.3%	6.5%	6.5%
Calendar comparable sales increase	8.5%	9.4%	6.5%	6.7%
Operating income	$5,093	$4,860	$15,238	$16,404
Operating income as a percentage of net sales	4.9%	5.0%	5.0%	5.7%
Unit counts at period end	4,720	4,742	4,720	4,742
Retail square feet at period end	702	703	702	703
Net sales for the Walmart U.S. segment increased $8.2 billion or 8.5% and $18.8 billion or 6.5% for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 8.5% and 6.5% for the three and nine months ended October 31, 2022, respectively, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. The Walmart U.S. segment's eCommerce sales positively contributed 1.0% and 0.4% for the three and nine months ended October 31, 2022, respectively, which was primarily driven by store pickup and delivery.
Gross profit rate decreased 77 basis points for the three months ended October 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by net markdowns and product mix shifts into lower margin categories, partially offset by price management impacts driven by higher inflation. For the nine months ended October 31, 2022, gross profit rate decreased 75 basis points primarily due to net markdowns and product mix shifts into lower margin categories and increased supply chain costs, partially offset by price management impacts driven by higher inflation.
Operating expenses as a percentage of net sales decreased 60 basis points for three months ended October 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by strong sales growth and lower incremental COVID-19 costs, partially offset by increased wage costs. Operating expenses as a percentage of net sales were relatively flat for the nine months ended October 31, 2022, when compared to the same period in the previous fiscal year, primarily driven by increased wage costs, offset by strong sales growth.
As a result of the factors discussed above, operating income increased $0.2 billion and decreased $1.2 billion for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Net sales	$25,295	$23,627	$73,408	$73,962
Percentage change from comparable period	7.1%	(20.1)%	(0.7)%	(14.5)%
Operating income	$861	$871	$2,676	$2,926
Operating income as a percentage of net sales	3.4%	3.7%	3.6%	4.0%
Unit counts at period end	5,266	5,224	5,266	5,224
Retail square feet at period end	274	282	274	282
Net sales for the Walmart International segment increased $1.7 billion or 7.1% and decreased $0.6 billion or 0.7% for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. For the three months ended October 31, 2022, the increase was primarily due to positive comparable sales in most of our international markets which also outpaced inflation, and the earlier timing of sales events. These increases were partially offset by negative fluctuations in currency exchange rates of $1.5 billion. For the nine months ended October 31, 2022, the reduction in net sales was due to a $5.0 billion decrease related to the divestiture of our operations in the U.K. and Japan during the first quarter of fiscal 2022 and negative fluctuations in currency exchange rates of $2.8 billion. These decreases were largely offset by positive comparable sales which outpaced inflation in most of our remaining markets and the earlier timing of sales events.

Gross profit rate decreased 131 basis points for the three months ended October 31, 2022 when compared to the same period in the previous fiscal year, primarily driven by the earlier timing of sales events and continued growth in lower margin formats and channels in China. Gross profit rate decreased 87 basis points for the nine months ended October 31, 2022 when compared to the same period in the previous fiscal year primarily driven by continued growth in lower margin formats and channels in China and category mix shifts into lower margin categories.
Operating expenses as a percentage of net sales decreased 136 basis points and 42 basis points for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales in our retained markets. For the three months ended October 31, 2022, the decrease was also driven by the earlier timing of sales events.
As a result of the factors discussed above, operating income decreased slightly for the three months ended October 31, 2022, and decreased $0.3 billion for the nine months ended October 31, 2022 when compared to the same period in the previous fiscal year. Additionally, the decline in operating income for the nine months ended October 31, 2022 was partially offset by a benefit of $0.2 billion related to an insurance settlement for Walmart Chile recorded in membership and other income during the second quarter of fiscal 2023.
Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2022	2021	2022	2021
Including Fuel
Net sales	$21,399	$18,971	$62,921	$54,307
Percentage change from comparable period	12.8%	19.7%	15.9%	14.6%
Calendar comparable sales increase	12.8%	19.6%	15.8%	14.6%
Operating income	$562	$475	$1,449	$1,710
Operating income as a percentage of net sales	2.6%	2.5%	2.3%	3.1%
Unit counts at period end	600	600	600	600
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$18,306	$16,614	$52,837	$47,988
Percentage change from comparable period	10.2%	13.8%	10.1%	9.2%
Operating income	$397	$368	$954	$1,473
Operating income as a percentage of net sales	2.2%	2.2%	1.8%	3.1%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $2.4 billion or 12.8% and $8.6 billion or 15.9% for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 12.8% and 15.8% for the three and nine months ended October 31, 2022, respectively. Growth in comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. Sam's Club eCommerce net sales positively contributed approximately 0.8% and 0.7% to comparable sales for the three and nine months ended October 31, 2022, respectively, which was primarily driven by curbside and ship to home.
Gross profit rate decreased 46 and 177 basis points for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The decreases in gross profit rate were primarily due to inflation related LIFO charges. Additionally, the decrease for the nine months ended October 31, 2022, was impacted by elevated supply chain and eCommerce fulfillment costs and inventory write-downs.
Membership and other income increased 8.2% and 9.5% for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year. The increase was due to increases in new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales decreased 68 and 106 basis points for the three and nine months ended October 31, 2022, respectively, when compared to the same periods in the previous fiscal year, primarily driven by higher sales.
As a result of the factors discussed above, operating income increased $0.1 billion for the three months ended October 31, 2022 and decreased $0.3 billion for the nine months ended October 31, 2022, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2022	2021
Net cash provided by operating activities	$15,698	$16,291
Net cash provided by operating activities was $15.7 billion as compared to $16.3 billion for the nine months ended October 31, 2022 and 2021, respectively. The decline is primarily due to the timing of certain payments and a decrease in operating income, partially offset by moderated inventory purchases.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $11.6 billion and $16.1 billion at October 31, 2022 and 2021, respectively. Our working capital deficit was $13.7 billion as of October 31, 2022, which increased when compared to the $4.7 billion working capital deficit as of October 31, 2021, primarily driven by an increase in short-term borrowings and current maturities of long-term debt, a decrease in cash and cash equivalents and an increase in accrued liabilities, partially offset by an increase in inventory. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of October 31, 2022 and January 31, 2022, cash and cash equivalents of $3.8 billion and $4.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2022	2021
Net cash used in investing activities	$(12,965)	$(1,530)
Net cash used in investing activities was $13.0 billion as compared to $1.5 billion for the nine months ended October 31, 2022 and 2021, respectively. The increase of $11.4 billion for the nine months ended October 31, 2022 is primarily the result of lapping the net proceeds received from the divestitures of our operations in the U.K. and Japan and an increase in capital expenditures to support our investment strategy.
Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2022	2021
Net cash used in financing activities	$(5,581)	$(18,113)
Net cash from financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows from financing activities. Net cash used in financing activities was $5.6 billion as compared to $18.1 billion for the nine months ended October 31, 2022 and 2021, respectively. The decrease in net cash used in financing activities is primarily due to repayments of long-term debt and the related payment of premiums for the early extinguishment of certain notes in the prior fiscal period and an increase in short-term borrowings to fund working capital needs during the current fiscal period, partially offset by the equity funding from the sale of subsidiary stock in the prior fiscal period.
In April 2022, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2022, all undrawn.

Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2022:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Proceeds from issuance of long-term debt	—	4,969	4,969
Repayments of long-term debt	(1,439)	—	(1,439)
Reclassifications of long-term debt	4,181	(4,181)	—
Other	(87)	(1,717)	(1,804)
Balances as of October 31, 2022	$5,458	$33,935	$39,393
During the nine months ended October 31, 2022, our total outstanding long-term debt increased $1.7 billion primarily due to the issuance of new long-term debt in September 2022, partially offset by the maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the issuances of long-term debt.
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
The dividend installments payable on April 4, 2022, May 31, 2022, and September 6, 2022 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. Any repurchased shares are constructively retired and returned to an unissued status. As of October 31, 2022, authorization for $1.9 billion of share repurchases remained under the existing share repurchase program. On November 14, 2022, the Company approved a new $20.0 billion share repurchase program, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. Beginning November 21, 2022, the new share repurchase program replaced the existing share repurchase program, which had remaining authorization of $1.4 billion for share repurchases.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2022 and 2021:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2022	2021
Total number of shares repurchased	65.5	52.7
Average price paid per share	$132.86	$139.76
Total amount paid for share repurchases	$8,708	$7,368
Purchase of Subsidiary Stock
In the fourth quarter of fiscal 2023, the Company completed a $0.4 billion buyout of the noncontrolling interest shareholders of the Company's Massmart subsidiary. This transaction increased the Company's ownership of Massmart to 100%.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of October 31, 2022, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioids Litigation," the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In that Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims," the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer agent services. We also discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation, Asda Equal Value Claims, and Money Transfer Agent Services litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment matter in India in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of October 31, 2022, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, as filed with the SEC on March 18, 2022, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,150 cases as of November 14, 2022. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $651 million over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals as to both liability and abatement. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment has been stayed until December 15, 2022. The MDL has designated five additional single-county cases as bellwethers to proceed through discovery. In addition, there are over 275 other cases as of November 14, 2022, pending in state and federal courts throughout the country. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 6 to the Condensed Consolidated Financial Statements.
DOJ Opioid Civil Litigation: A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the U.S. Department of Justice (the "DOJ") against the Company, in which the DOJ alleges violations of the Controlled Substances Act (the "CSA") related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. After the parties had fully briefed the Company's motion to dismiss, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a motion to dismiss the amended complaint.
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other opioids litigation matters. The other derivative suit has been filed in the Chancery Court in Delaware. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, were purportedly filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016, through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants moved to dismiss the consolidated securities class action on October 8, 2021. On October 14, 2022, plaintiffs filed an amended complaint, which revised the applicable class of investors to those who acquired Walmart stock from March 31, 2017, through December 22, 2020. On November 16, 2022, the Company moved to dismiss the amended complaint. The defendants in the derivative suit pending in Delaware Court of Chancery moved to dismiss and/or to stay that case on December 21, 2021; and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 27, 2022, the defendants moved to dismiss and/or stay proceedings on the amended complaint. The plaintiffs filed an opposition to the motion on June 1, 2022; the defendants filed their reply brief on June 24, 2022; and the court held a hearing on September 26, 2022. A ruling from the court on the motion to dismiss and/or stay remains pending.
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
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.

II. CERTAIN OTHER MATTERS
Foreign Direct Investment Matters: In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018. The notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the notice. If a hearing is initiated and if it is determined that violations of the Rules occurred, the regulatory authority has the authority to impose monetary and/or non-monetary relief. Flipkart has begun the process of responding to the notice and, if the matter progresses to a consideration of the merits of the allegations described in the notice is initiated, Flipkart intends to defend against the allegations vigorously. Due to the fact that this process is in an early stage, the Company is unable to predict whether the notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings. While the Company does not currently believe that this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope or outcome of any proceeding that might result from the notice, the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement pursuant to which the Company acquired its majority stake in Flipkart, and can provide no assurance as to whether there will be a material adverse effect to its business or its consolidated financial statements.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1 million.
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc., and a trial date has been scheduled for April 22, 2024. The Company believes the suit is without merit and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether there will be a material adverse effect to its business or its consolidated financial statements.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. Any repurchased shares are constructively retired and returned to an unissued status. As of October 31, 2022, authorization for $1.9 billion of share repurchases remained under the existing share repurchase program. On November 14, 2022, the Company approved a new $20.0 billion share repurchase program, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. Beginning November 21, 2022, the new share repurchase program replaced the existing share repurchase program, which had remaining authorization of $1.4 billion for share repurchases.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2022, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2022	8,235,960	$132.37	8,235,960	$3.8
September 1 - 30, 2022	6,976,006	133.66	6,976,006	2.8
October 1 - 31, 2022	6,758,939	134.43	6,758,939	1.9
Total	21,970,905		21,970,905
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's Opioids Litigation, the Settlement Framework, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, as well as the Company's Money Transfer Agent Services Matters and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: December 1, 2022	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2022	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2022	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)