Form 10-K
period 2023-01-31
Walmart Inc.
filed 2023-03-17
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of July 31, 2022, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 29, 2022, was $186,168,142,989. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 2,695,655,933 shares of common stock outstanding as of March 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2023 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2023

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2023
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on May 31, 2023 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our consolidated, or one of our segment's, economic performance or results of operations for future periods or as of future dates or events or developments that may occur in the future or discuss our plans, objectives or goals. These forward-looking statements may relate to:
•macroeconomic, geopolitical, and business conditions, trends and events around the world and in the markets in which we operate, including inflation or deflation, generally and in certain product categories, the impact of supply chain challenges, and recessionary pressures;
•the growth of our business or change in our competitive position in the future or in or over particular periods, both generally and with respect to particular markets, segments or lines of business, including, but not limited to, advertising, fulfillment, healthcare, and financial services;
•the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, comparable store and club sales, our eCommerce sales, liabilities, expenses of certain categories, expense leverage, operating income, returns, capital and operating investments or expenditures of particular types and new store and club openings, inventory levels and associated costs, product mix and demand for certain merchandise, consumer confidence, disposable income, credit availability, spending levels, shopping patterns and debt levels;
•our increasing investments in eCommerce, technology, automation, supply chain, new stores and clubs as well as remodels and other omni-channel customer initiatives, such as same day pickup and delivery;
•investments and capital expenditures we will make and how certain of those investments and capital expenditures are expected to be financed;
•our workforce strategy, including the availability of necessary personnel to staff our stores, clubs and other facilities and the potential impact of changes to the costs of labor;
•volatility in currency exchange rates affecting our consolidated, or one or more of our segments' results of operations;
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
•cash flows from operations, our current cash position and access to capital markets or credit will continue to be sufficient to meet our anticipated operating cash needs;
•the reclassification of amounts related to our derivatives;
•our effective tax rate for certain periods and the realization of certain net deferred tax assets and the effects of resolutions of tax-related matters;
•the adoption or creation of new, and modification of existing, governmental policies, programs, initiatives and actions in the markets in which we operate and elsewhere and actions with respect to such policies, programs and initiatives (including, but not limited to, changes in the enforcement priorities of regulatory authorities);

•the effect of adverse decisions in, or settlement of, litigation or other proceedings or investigations to which we are subject;
•the effect on the Company's results of operations or financial position of the Company's adoption of certain new, or amendments to existing, accounting standards; or
•our commitments, intentions, plans or goals related to environmental, social, and governance ("ESG") priorities, including, but not limited to, the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") is a people-led, technology-powered omni-channel retailer dedicated to help people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce, and to access our other service offerings. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve approximately 240 million customers who visit more than 10,500 stores and numerous eCommerce websites in 20 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of and for the fiscal years ended January 31, 2023 ("fiscal 2023"), January 31, 2022 ("fiscal 2022") and January 31, 2021 ("fiscal 2021"). During fiscal 2023, we generated total revenues of $611.3 billion, which was comprised primarily of net sales of $605.9 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2023, our Walmart International segment conducted business in 19 countries.
In 2000, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site to Store service, enabling customers to make a purchase online and pick up merchandise in stores. To date, we now have over 8,100 pickup and approximately 7,000 delivery locations globally. In recent years, we have heavily invested in omni-channel and eCommerce innovation, which has enabled us to leverage technology, talent and expertise, incubate digitally-native brands, and expand our assortment and service offerings. We have also continued to enhance our eCommerce initiatives, such as with our acquisition of a majority stake in Flipkart Private Limited ("Flipkart"), which is our ecosystem in India that includes eCommerce platforms of Flipkart and Myntra, as well as with our majority stake in PhonePe Private Limited ("PhonePe"), a digital transaction platform.
We are enhancing our ecosystem with our omni-channel capabilities, stores, service offerings, eCommerce websites and marketplaces as well as our supply chain combined with approximately 2.1 million associates as of January 31, 2023 to better serve our customers. Together, we believe these elements produce a flywheel effect which creates relationships where customers view Walmart as their primary destination. In the U.S., our Walmart+ membership incorporates several service offerings which provide enhanced omni-channel shopping experiences and benefits for members. As we execute on our strategy globally, our flywheel is accelerating through offerings such as our Walmart Connect advertising business, Walmart Fulfillment Services, providing access to quality, affordable healthcare via Walmart Health and Flipkart Health+, and our financial services businesses. These offerings represent mutually reinforcing pieces of our flywheel centered around our customers around the world who are increasingly seeking convenience.

Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. We also previously operated in Argentina prior to the sale of Walmart Argentina in fiscal 2021 and operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for information on these divestitures. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club, which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales in recent years other than minor changes to the contribution rate for the Walmart International segment due to the exit of certain markets and fluctuations in currency exchange rates. Additional information on our operating segments and geographic information is contained in Note 13 to our Consolidated Financial Statements.
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com and other eCommerce brands. Walmart U.S. had net sales of $420.6 billion for fiscal 2023, representing 69% of our fiscal 2023 consolidated net sales, and had net sales of $393.2 billion and $370.0 billion for fiscal 2022 and 2021, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as pickup and delivery, in-home delivery, ship-from-store, and digital pharmacy fulfillment options. As of January 31, 2023, we had more than 4,600 pickup locations and more than 3,900 same-day delivery locations. Our Walmart+ membership offering provides enhanced omni-channel shopping benefits including unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel discounts, access to Paramount+ streaming service, and mobile scan & go for a streamlined in-store shopping experience. We have several eCommerce websites, the largest of which is walmart.com. We define eCommerce sales as sales initiated by customers digitally and fulfilled by a number of methods including our dedicated eCommerce fulfillment centers and leveraging our stores, as well as certain other business offerings that are part of our flywheel strategy, such as our Walmart Connect advertising business. The following table provides the approximate size of our retail stores as of January 31, 2023:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	206,000	105,000
Neighborhood markets(1) (grocery)	28,000	65,000	42,000
(1)     Excludes other small formats.
Merchandise. Walmart U.S. does business primarily in three strategic merchandise units, listed below:
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
Other categories in the Walmart U.S. business include an in-house advertising offering via Walmart Connect, supply chain and fulfillment capabilities to online marketplace sellers via Walmart Fulfillment Services, and newer initiatives such as B2B last mile delivery services via Walmart GoLocal, and a suite of data products for merchants and suppliers via Walmart Luminate. Additional service offerings include fuel, financial services and related products (including through our digital channels, stores and our fintech venture, ONE), such as money orders, prepaid access, money transfers, check cashing, bill payment, and certain types of installment lending.

Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private brands, including brands such as: "Allswell," "Athletic Works," "Eloquii Elements," "Equate," "Free Assembly," "Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Hyper Tough," "Mainstays," "Marketside," "No Boundaries," "onn.," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "Time and Tru," "Way to Celebrate" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Avia," "Love & Sports," "Better Homes & Gardens," "Pioneer Woman" and "Sofia Jeans by Sofia Vergara."
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
Competition. Walmart U.S. competes with brick and mortar, eCommerce, and omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, social commerce platforms, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers, and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise and selection availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, cost and speed of and options for delivery to customers of merchandise purchased through our digital platforms or through our omni-channel integration of our physical and digital operations. We employ many strategies and programs designed to meet competitive pressures within our industry. These strategies include the following:
•EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;
•EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers;
•Omni-channel offerings such as pickup and delivery and our Walmart+ membership offering, all of which enhance convenience and seek to serve customers in the ways they want to be served; and
•Expanding our flywheel and the products and services we offer in areas such as digital advertising, fulfillment services, health and wellness, and financial services to provide our customers a broader set of offerings to meet expanding needs.
Distribution. We continue to invest in supply chain automation and utilize a total of 163 distribution facilities which are located strategically throughout the U.S. For fiscal 2023, the majority of Walmart U.S.'s purchases of store merchandise were shipped through these facilities, while most of the remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 34 dedicated eCommerce fulfillment centers, as well as leveraging our ability to ship or deliver directly from more than 3,900 stores.

Walmart International Segment
Walmart International is our second largest segment and operated in 19 countries outside of the U.S. as of January 31, 2023. Walmart International operates through our wholly-owned subsidiaries in Canada, Chile, China, and Africa (which includes Botswana, Kenya, Lesotho, Malawi, Mozambique, Namibia, South Africa, Swaziland, and Zambia), and our majority-owned subsidiaries in India, as well as Mexico and Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Walmart International previously operated in Argentina prior to the sale of Walmart Argentina in fiscal 2021 and operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for discussion of recent divestitures.
Walmart International includes numerous formats divided into two major categories: retail and wholesale. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through walmart.com.mx, walmart.ca, flipkart.com, walmart.cn and other sites. Walmart International had net sales of $101.0 billion for fiscal 2023, representing 17% of our fiscal 2023 consolidated net sales, and had net sales of $101.0 billion and $121.4 billion for fiscal 2022 and 2021, respectively. The gross profit rate is lower than that of Walmart U.S. primarily because of its format mix.
Walmart International's strategy is to create strong local businesses powered by Walmart which means being locally relevant and customer-focused in each of the markets it operates. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, which include the following highlights over the last three years:
•Divested of Walmart Argentina in November 2020.
•Divested of Asda Group Limited ("Asda"), our retail operations in the U.K., in February 2021.
•Divested of a majority stake in Seiyu, our retail operations in Japan, in March 2021.
•Bought out the noncontrolling interest shareholders of our Massmart subsidiary in November 2022 and exited operations in certain countries in Africa in December 2022.
•Increased our ownership in PhonePe, our digital transaction platform in India, as part of the separation from Flipkart in December 2022.
Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through pickup and delivery services in most of our markets and our marketplaces such as Flipkart in India. Our financial services offerings continue to expand with our digital transaction platform anchored in payments at PhonePe in India. We have expanded our marketplace in Mexico and Canada, which unlocks fulfillment and advertising services, and in China, our partnerships with JD.com and JD Daojia continue to drive ecommerce growth.
Generally, retail units' selling areas range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling areas generally range in size from 24,000 square feet to 158,000 square feet. As of January 31, 2023, Walmart International had over 2,900 pickup and approximately 2,500 delivery locations.
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera," "Lider," and "PhonePe." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Consistent with its strategy, Walmart International continues to build mutually reinforcing businesses in areas such as advertising, marketplace and fulfillment services, healthcare and financial services. Our businesses in Mexico and Canada, for example, offer prepaid cards and money transfers, and our PhonePe business in India continues to grow, providing a platform that offers mobile and bill payment, person-to-person (P2P) payment, investment and insurance solutions, financial services and advertising. In Mexico, we also offer a value-based internet and telephone service allowing customers to enjoy digital connectivity, and in India we launched Flipkart Health+ enabling us to increase access to affordable care in that country. Combined, these offerings did not represent a significant portion of annual segment revenues.
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
Competition. Walmart International competes with brick and mortar, eCommerce, and omni-channel retailers who operate department, drug, discount, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, wholesale clubs, home-improvement stores, specialty electronics stores, cash & carry operations and convenience stores, and eCommerce retailers, as well as companies that offer services in digital advertising, fulfillment services, health and wellness, and financial services. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We believe price leadership is a critical part of our business model and we continue to focus on moving our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in the markets where we operate. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers, and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Distribution. We utilize a total of 188 distribution facilities located in Canada, Central America, Chile, China, India, Mexico and South Africa. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2023, the majority of Walmart International's purchases passed through these distribution facilities. Suppliers ship the remainder of Walmart International's purchases directly to our stores in the various markets in which we operate. Across the segment, we have efficient networks connecting physical stores and distribution and fulfillment centers which facilitate the movement of goods to where our customers live. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 100 dedicated eCommerce fulfillment centers, more than 3,600 eCommerce sort centers and last-mile delivery facilities in India, as well as our physical retail stores.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $84.3 billion for fiscal 2023, representing 14% of our consolidated fiscal 2023 net sales, and had net sales of $73.6 billion and $63.9 billion for fiscal 2022 and 2021, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$110	$50
Number of Add-on Memberships ($45 each)	Up to 16	Up to 8
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
Omni-channel. Sam's Club provides an omni-channel experience to members, integrating warehouse clubs and eCommerce through such services as Curbside Pickup, mobile Scan & Go, ship-from-club, and delivery-from-club. Members have access to a broad assortment of merchandise and services, including those not found in our clubs, online at samsclub.com and through our mobile commerce applications. The warehouse facility sizes generally range between 32,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
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
•Health and wellness includes pharmacy, optical and hearing services and over-the-counter drugs; and
•Technology, office and entertainment includes consumer electronics and accessories, software, video games, office supplies, appliances, and third-party gift cards.
Within the categories above, the Member's Mark private label brand continues to expand its assortment and deliver member value.
Operations. Sam's Club is available to members through warehouse club locations, as well as online or through the mobile application 24 hours a day. Club locations offer Plus Members the ability to shop before regular operating hours. Consistent with its strategy, Sam's Club continues to develop technology tools to drive a great member experience. Curbside Pickup is available at all clubs to help provide fast, easy and contact-free shopping for members. Sam's Club also offers "Scan & Go," a mobile checkout and payment solution, which allows members to bypass the checkout line.
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
Distribution. We utilize 29 dedicated distribution facilities located strategically throughout the U.S., as well as some of the Walmart U.S. segment's distribution facilities which service the Sam's Club segment for certain items. During fiscal 2023, the majority of Sam's Club's non-fuel club purchases were shipped from these facilities, while the remainder of our purchases were shipped directly to Sam's Club locations by suppliers. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods including shipments made directly from clubs, 13 dedicated eCommerce fulfillment centers and other distribution centers.
Sam's Club uses a combination of our private truck fleet, as well as common carriers, to transport perishable and non-perishable merchandise from distribution facilities to clubs.
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

Suppliers and Supply Chain
As a retailer and warehouse club operator, we utilize a global supply chain that includes both U.S. and international suppliers from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Consistent with applicable laws, we offer our suppliers the opportunity to efficiently sell significant quantities of their products to us. These relationships enable us to obtain pricing that reflects the volume, certainty and cost-effectiveness these arrangements provide to such suppliers, which in turn enables us to provide low prices to our customers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customers, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs, determines, along with other supply chain logistics matters (such as containers or port access for example), in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
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
Environmental, Social and Governance ("ESG") Priorities
Our ESG strategy is centered on the concept of creating shared value: we believe we maximize long-term value and create competitive advantage for the Company by serving our stakeholders, including our customers, associates, shareholders, suppliers, business partners, and communities. We believe that addressing such societal needs builds the value of our business, including by enhancing customer and associate trust, creating new revenue streams, managing cost and risk, building capabilities for future advantage, and strengthening the underlying systems on which Walmart and our stakeholders rely.
We prioritize the ESG issues that offer the greatest potential for Walmart to create shared value: issues that rank high in relevance to our business and stakeholders and which Walmart is positioned to make a positive impact. Our current ESG priorities are categorized into four broad themes: opportunity, sustainability, community, and ethics and integrity.
•Opportunity. Retail can be a powerful engine for inclusive economic opportunity. We aim to advance diversity, equity, and inclusion, and create opportunity for Walmart associates (as further described in the Human Capital Management section below), our suppliers and workers in supply chains, and the communities in which we operate. Doing so helps us fulfill our customer mission, strengthens our business and helps people build a better life for themselves and their families.
•Sustainability. Walmart's sustainability efforts focus on our ability to create and preserve long-term value for both people and planet. With respect to people, our sustainability efforts include sourcing responsibly, helping prevent forced labor, empowering women, creating inclusive economic opportunity and selling safer, healthier products. With respect to the planet, our efforts aim to enhance the sustainability of product supply chains by reducing emissions, protecting and restoring nature, and reducing waste. To help address the effects of climate change, Walmart has set science-based targets for emissions reduction, including our goal to achieve zero emissions in our operations by 2040—without offsets—and to reduce or avoid one billion metric tons of emissions in our value chain by 2030 under our Project Gigaton™ initiative.
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
Human Capital Management
At Walmart, we're committed to help people save money and live better around the world. This mission is delivered by our associates who make the difference for our millions of customers and members every day. As of the end of fiscal 2023, we employed approximately 2.1 million associates worldwide, with approximately 1.6 million associates in the U.S. and approximately 0.5 million associates internationally. In the U.S., approximately 93% of our associates are hourly and approximately 70% of our associates are full-time.
We know the success and progress we've seen this year and throughout our Company's history is because of our associates who work every day to fulfill our mission. That's why we're focused on providing opportunities for associates to grow and learn. For some, we are a foundational entry point to develop critical skills that are relevant for a variety of careers, and for others a place where associates can grow their careers across our global omni-channel business. No matter the role or location, we're focused on developing, rewarding, and retaining associates in an ever-changing environment. As customer expectations and technology change the nature of work, we know it's our people – our humanity – that will differentiate us from the competition, so this must be a top priority.
Our workforce strategy includes the following strategic priorities: belonging, well-being, growth and digital.
Belonging - Build a Walmart for everyone: a diverse, equitable and inclusive company, where associates' ideas and opinions matter. We are focused on having an inclusive culture where everyone feels they belong. We publish our diversity representation twice yearly, and hold ourselves accountable to providing recurring culture, diversity, equity, and inclusion updates to senior leadership, including our President and CEO, and members of the Board of Directors. Of the approximately 2.1 million associates employed worldwide, 52% identify as women. In the U.S., 50% of the approximately 1.6 million associates identify as people of color.
We review our processes regarding our commitment to fair-pay practices. We are committed to creating a performance culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance, and the work they do.
To build a company where associates feel engaged, valued and heard, we gather and respond to associates' feedback in a variety of ways, including but not limited to our annual associate engagement survey, our Open Door process, and one-on-one interactions. Management reviews the results of feedback obtained from our formal associate engagement survey.
Well-being - Focus on the physical, emotional, and financial well-being of our associates. We invest in our associates by offering competitive wages, as well as a broad range of benefits that vary based on customary local practices and statutory requirements. In the U.S., we offer affordable healthcare coverage to our full-time and eligible part-time associates as well as company paid benefits such as 401(k) match, family building support, maternity leave, a paid parental leave program to all full-time associates, paid time off, Associate Stock Purchase Plan match, life insurance, behavioral and mental health services, and a store discount card or Sam's Club membership. Additional information about how we invest in our associates' well-being, including wage structure and pay, can be found in our Human Capital brief in our most recent ESG reporting, which is available on our corporate website. Nothing on our website, including our ESG reporting documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission. Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements.
Growth - Provide ongoing growth, development and learning opportunities for associates and continue to attract talent with new skills. We are invested in the growth of our associates in support of our business and their success by offering good jobs that lead to great careers and better lives. We launched the global Walmart Academy to help associates build and grow their careers, creating one of the largest learning ecosystems in the world. The global Walmart Academy offers training for on-the-job retail skills, leadership courses, and well-being training, serving associates through combination of digital and in-person offerings. The global focus builds on moving much more to a learning in the flow of work approach.
We also provide access to educational opportunities for our part-time and full-time frontline eligible associates in the U.S. through our Live Better U program, which provides access to earn a high school diploma or a college degree. Walmart pays 100% of associates' college tuition, books and fees. Our Live Better U program aligns education offerings with Walmart's own areas of growth, providing opportunities for associates to become great at the job they have today and prepare for the job of tomorrow. Approximately 75% of our U.S. salaried store, club and supply chain management started their careers in hourly positions. Our focus on providing a path of opportunity for our associates through robust training, competitive wages and benefits, and career advancement creates a strong associate value proposition and strengthens our workforce.
Digital - Accelerate digital transformation and ways of working to improve the associate experience and drive business results. To deliver a seamless customer and associate experience, we continue to invest in digital tools like Me@Walmart, MyClub and Me@Campus to improve associate productivity, engagement, and performance. The MyFeedback app was developed to capture real-time associate feedback. Walmart supports associates who are on the U.S. Medical Plan with free virtual visits which include visits for medical doctor urgent care, along with mental health care with psychiatrist and psychologists.

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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	51

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice.	2018	49

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	53

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club.	2019	48

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC.	2019	58

Judith McKenna	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2018. From February 2015 to January 2018, she served as Executive Vice President and Chief Operating Officer of Walmart U.S.	2018	56

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Sam's Club effective November 15, 2019. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain.	2019	49

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	56

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	55
John David Rainey	Executive Vice President and Chief Financial Officer, effective June 2022. From September 2016 to June 2022, he served as Chief Financial Officer and Executive Vice President, Global Customer Operations for PayPal Holdings, Inc.	2022	52

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
Our strategy, which includes investments in eCommerce, technology, talent, supply chain automation, acquisitions, joint ventures, store remodels and other customer initiatives, may not adequately or effectively allow us to continue to grow our eCommerce business, increase comparable sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience and interconnected ecosystem for our customers that deepens and maintains our relationships with our customers across our various businesses and partnerships and reinforces our overall enterprise strategy. The success of this strategy is further subject to the related risks discussed in this Item 1A. With the interconnected components of this enterprise strategy and an increasing allocation of capital expenditures focused on these initiatives, changes in customer or member perceptions about our reputation or our failure to successfully execute on individual components of this strategy may adversely affect our market position, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
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
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omni-channel retailers, social commerce platforms, wholesale club operators and retail intermediaries, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. The omni-channel retail landscape is highly competitive and rapidly evolving, and the entry of new, well-funded competitors may increase competitive pressures. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
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
In addition, the economic factors listed above, any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, including energy prices, and other economic factors in the U.S. and other countries in which we operate can increase our cost of sales and operating, selling, general and administrative expenses and otherwise materially adversely affect our operations and operating results.
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
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our business. These arrangements (such as ONE, our fintech joint venture, and our healthcare initiative with UnitedHealth Group) may not generate the level of sales we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, business relationship or in certain of our recently divested markets, could materially adversely affect our financial performance.

Operational Risks
Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business, financial position and results of operations.
The emergence, severity, magnitude and duration of global or regional pandemics or epidemics are uncertain and difficult to predict. A pandemic, such as COVID-19, or other epidemic could impact our business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, the extent and duration of measures to try to contain the spread of a virus or other disease (such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions on retailers), our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Customer behaviors changed rapidly during the course of the COVID-19 pandemic. In the event of a resurgence of infections or future mutations, variants or related strains of the virus become prevalent, customer demand for certain products may fluctuate and customer behaviors may change, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. These factors may result in higher demand for certain products and less demand for others, as well as out-of-stock positions in certain products, along with delays in delivering those products (due to supply chain and transportation issues) and could impact inventory levels in the future. Other factors and uncertainties may include, but are not limited to: the severity and duration of the pandemic, including whether there are additional outbreaks or spikes in the number of cases, future mutations or related strains of the virus in areas in which we and our suppliers operate; further increased operational costs; evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures; unknown consequences on our business performance and initiatives stemming from the substantial investment of time, capital and other resources to the pandemic response; the effectiveness and extent of administration of vaccinations and medical treatments, including for any variants; the pace of recovery when the pandemic subsides; and the long-term impact of the pandemic or epidemic on our business, including consumer behaviors. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
To the extent that the COVID-19 pandemic continues to adversely affect the U.S. and the global economy, or a future pandemic or epidemic occurs, such events may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, our reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
Natural disasters, climate change, geopolitical events, global health epidemics or pandemics, catastrophic and other events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical tensions or events; regional or global health epidemics or pandemics or other contagious outbreaks (such as COVID-19); and catastrophic and other events, such as war, civil unrest (including theft, looting or vandalism), terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), or the loss of merchandise as a result of shrink or theft in countries in which we operate, in which our suppliers are located, or in other areas of the world (such as in Ukraine where a war currently exists between Ukraine and Russia) could adversely affect our operations and financial performance.
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
We bear the risk of losses incurred as a result of physical damage to, or destruction of, any stores, clubs and distribution or fulfillment centers; theft, loss or spoilage of inventory; and business interruption caused by such events. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance. Moreover, our operations in the U.S. comprise a significant portion of our financial and operational performance. Therefore, any of the above matters that uniquely impact or are specifically concentrated in the U.S. could materially adversely affect our financial and operational performance.
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
Political and economic instability, as well as other impactful events and circumstances in the countries in which our suppliers and their manufacturers are located (such as the COVID-19 pandemic), the financial instability of suppliers, suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs, and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control (such as, for example, the factors that occurred with respect to the availability of supply for baby formula during the prior fiscal year).
In addition, U.S. and international trade policies, tariffs and other restrictions on the exportation and importation of goods, trade sanctions imposed between certain countries and entities, the limitation on the exportation or importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operations and financial performance.
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
Our customers count on us to provide them with safe products. Concerns regarding the safety of food and non-food products that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food and non-food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food or non-food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our digital platforms, which we refer to as marketplace transactions. Whether laws related to these marketplace transactions, including, but not limited to, intellectual property and products liability laws, apply to us is currently unsettled and any unfavorable changes or interpretations could expose us to liability, loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit, pirated, or stolen, or otherwise fail to comply with applicable law or the proprietary rights of others. Although we have marketplace compliance controls and impose contractual terms on sellers to prohibit sales of certain type of products, we may not be able to detect certain prohibited items, enforce such terms, or collect sufficient damages for breaches. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth and enterprise strategy.

We rely extensively on information and financial systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security incidents and breaches (including through cyberattacks, which may be from cybercriminals or sophisticated state-sponsored threat actors), catastrophic events such as fires, major or extended winter storms, tornadoes, earthquakes and hurricanes, usage errors by our associates or contractors, civil or political unrest, or armed hostilities. Our information systems are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, interrupted, or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim. Any interruption to our information systems may have a material adverse effect on our business or results of operations. In addition, we frequently update our information technology hardware, software, processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely or successfully integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives. For example, during the first quarter of fiscal year ending January 31, 2024, we initiated an upgrade to our existing financial system, including our general ledger and other applications. If we are unable to implement this upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected; our ability to assess those controls adequately could be delayed; and our reputation, business, results of operations, financial condition and cash flows could be negatively impacted.
If the technology-based systems that give our customers the ability to shop with us online and enable us to deliver products and services do not function effectively, our operating results, as well as our ability to grow our omni-channel business globally, could be materially adversely affected.
Increasingly, customers are using computers, tablets, and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media, online advertising, and email to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, we offer various pickup, delivery and shipping programs including options where many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-channel retailing is a rapidly evolving part of the retail industry and of our operations around the world, and we continue to make investments in supply chain automation to support our omni-channel strategy. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Moreover, some of the various technology systems and services on which we rely are provided and managed by third-party service providers. To the extent either our or such other third-party systems and services do not perform or function as anticipated, whether because of an inherent flaw in the technology or a faulty implementation, such failure can significantly interfere with our ability to meet our customers' changing expectations. Any disruption or failure on our part to provide attractive, user-friendly, and secure digital platforms that offer a wide assortment of merchandise and services at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and digital platform merchandising and related technology in a cost-efficient manner could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the systems on which they run, including those applications and systems used in our acquired eCommerce, technology or other businesses, are regularly subject to cyberattacks. Those attacks involve attempts to gain unauthorized access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and misuse customers' or members' information including personal information and/or payment information and related risks discussed in this Item 1A. Such attacks, if successful, in addition to potential data misuse and/or loss, may also create denials of service or otherwise disable, degrade or sabotage one or more of our digital platforms or otherwise significantly disrupt our customers' and members' shopping experience, our supply chain integrity and continuity, and our ability to efficiently operate our business. If we are unable to maintain the security of our digital platforms and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in transactions, reputational damage and deterioration of our competitive position and incur liability for any damage to customers, members or others whose personal or confidential information is unlawfully obtained and misused, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.

Any failure to maintain the privacy or security of the information relating to our company, customers, members, associates, business partners and vendors, whether as a result of cyberattacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, result in fines, penalties, and liability, cause us to incur substantial additional costs, and materially adversely affect our business and operating results.
Like most retailers, we receive and store in our information systems personal information and/or payment information about our customers and members, and we also receive and store information concerning our associates and vendors. In addition, our health and wellness business operations, the Walmart Health locations, and third-party service providers who handle information on our behalf, store and maintain personal health information. Some of this information is stored digitally in connection with the digital platforms and technologies that we use to conduct and facilitate our various businesses. We utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, content delivery to customers and members, back-office support, and other functions. Such providers may have access to information we hold about our customers, members, associates, business partners or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and frequent. Attacks against information systems and devices, whether our own or those of our third-party service providers, create risk of cybersecurity incidents, including ransomware, malware, or phishing incidents. We expect to continue to experience such attempted attacks in the future. Cyberattacks and threat actors can be sponsored by particular countries or sophisticated criminal organizations or be the work of hackers with a wide range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience threats to data and systems, including by perpetrators of random or targeted malicious cyberattacks, computer viruses, phishing incidents, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. Mitigation and remediation recommendations continue to evolve, and addressing vulnerabilities is a priority for us. The increased use of remote work infrastructure in recent years has also increased the possible attack surfaces. Some of our systems and third-party service providers' systems have experienced security incidents or breaches and although they have not had a material adverse effect on our operating results, there can be no assurance of a similar result in the future.
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
Any compromise of our data security systems or of those of businesses with which we interact, which results in confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost or used by unauthorized persons could harm our reputation and expose us to regulatory actions (including, with respect to health information, liability under the Health Insurance Portability and Accountability Act of 1996, or "HIPAA"), customer attrition, remediation expenses, and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures and we or our third-party service providers may not discover any security event, breach, vulnerability or compromise of information for a significant period of time after the security incident occurs. To the extent that any cyberattack, ransomware or incursion in our or one of our third-party service provider's information systems results in the loss, damage, misappropriation or other compromise of information, we may be materially adversely affected by claims from customers, members, financial institutions, regulatory authorities, payment card networks and others.
Our compliance programs, information technology, and enterprise risk management efforts cannot eliminate all systemic risk. Disruptions in our systems caused by security incidents, breaches or cyberattacks – including attacks on those parties we do business with (such as strategic partners, suppliers, banks, or utility companies) – could harm our ability to conduct our operations, which may have a material effect on us, may result in losses that could have a material adverse effect on our financial position or results of operations, or may have a cascading effect that adversely impacts our partners, third-party service providers, customers, members, financial services firms, and other third parties that we interact with on a regular basis.
Our reputation with our customers and members is important to the success of our enterprise strategy, which combines traditional retail, membership models, marketplaces, financial services, healthcare, and other customer and business services into a series of interconnected assets to make it seamless for customers to interact with us. Security-related events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores thereby materially adversely affecting our operations, net sales, results of operations, financial position, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial position and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security compromise or ransomware event could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, electronic benefits transfer (EBT) cards, mobile payments, and our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyberattacks, cyberterrorism, security incidents, breaches, or other compromises from known malware or ransomware or other threats that may be developed in the future. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
Additionally, through various financial service partners and our ONE fintech joint venture, we offer various services such as money transfers, digital payment platforms, bill payment, money orders, check cashing, prepaid access, co-branded credits cards, installment lending, and earned wage access. These products and services require us to comply with legal and regulatory requirements, including privacy, authentication and tokenization, global anti-money laundering and sanctions laws and regulations as well as international, federal and state consumer financial laws and regulations. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation.
The Company also has compliance obligations associated with privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include liability for security and privacy breaches. Among other obligations, breaches may trigger obligations under international, federal and state laws to notify affected individuals, government agencies and the media. Consequently, cybersecurity attacks that cause a data breach could subject us to fines, sanctions and other legal liability and harm our reputation.
Changes in type or scope of offerings of our health and wellness business or the Walmart Health business could adversely affect our overall results of operations, cash flows and liquidity.
Walmart has retail pharmacy operations in our Walmart U.S. and Sam's Club segments across the U.S. and in various of our international markets such as Canada and Mexico. We also provide management services to Walmart Health centers that offer medical, dental, behavioral health and other health services in a number of states, as well as a national telehealth service provider. In addition, Walmart's 10-year collaboration with UnitedHealth Group includes agreements for Walmart Health to provide value-based care to patients in certain areas of the U.S., among other initiatives.
A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs"). Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options and/or home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the state or federal regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of health reform efforts, and other changes to or novel interpretations of existing state or federal laws, rules and regulations that affect our retail pharmacy business.
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
Walmart Health clinical operations are also subject to numerous risks, including but not limited to: reductions in the third-party reimbursement rates for services; changes in our payer mix; changes in the health insurance market generally; our inability to retain and negotiate favorable contracts with private third-party payers, including managed care plans; competition for patients from other healthcare providers, including those that offer telehealth services; changes to healthcare provider utilization practices and treatment methodologies; trends toward value-based purchasing and price transparency; overall economic conditions and the ability of patients to pay for services; staffing challenges, including retention of a sufficient number and quality of healthcare professionals; compliance with the complex and extensive laws and regulations governing the healthcare industry; changes in laws and regulations, including as a result of health reform efforts; and healthcare technology initiatives, including those related to patient data and interoperability; and public health conditions.
One or a combination of the factors above may adversely affect the volumes of brand name and generic pharmaceuticals we sell, our cost of sales associated with our retail pharmacy operations, and the net sales and gross margin of those operations or result in the loss of cross-store or cross-club selling opportunities. In addition, these and other factors may adversely affect the type, volume and mix of services we provide, the reimbursement we receive for health and wellness services rendered, and the scope and pace of expansion of Walmart Health and related offerings. Any of these developments could, in turn, adversely affect our overall net sales, other results of operations, cash flows and liquidity.
Our failure to attract and retain qualified associates, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs, distribution and fulfillment centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including our enterprise strategy and management transitions within the Company's senior leadership, and to effectively motivate and retain associates are critical to our business success. We compete for talent with other retail and non-retail businesses, including, for example, technology, health and wellness, and fintech businesses, and invest significant resources in training and motivating our associates. Increased competition among potential employers at all levels, including senior management and executive levels, could result in increased associate costs or make it more difficult to recruit and retain associates. If we are unable to locate, attract or retain qualified personnel, or manage leadership transition successfully, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
In addition, if our costs of labor or related costs increase for other reasons or if new, revised, or novel interpretations of existing labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.
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
In addition to our U.S. operations, we operate retail and eCommerce businesses in Africa, Canada, Central America, Chile, China, India and Mexico.
During fiscal 2023, our Walmart International operations generated approximately 17% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints (such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as India), restrictive governmental actions (such as trade protection measures or nationalization), antitrust and competition law regulatory matters (such as the competition investigations currently underway in Mexico related to our subsidiary Wal-Mart de Mexico, in Canada related to our subsidiary Wal-Mart Canada and competition proceedings in India related to our Flipkart subsidiary), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, foreign exchange or currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.
The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries that have historically been less stable than the U.S. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, geopolitical tensions or events, laws and regulations.
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
In fiscal 2023, our Walmart U.S. and Sam's Club operating segments generated approximately 83% of our consolidated net sales. Significant changes in tax and trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs could have an adverse effect on our business and financial performance. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. and international operations as well as our business.
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
In addition, legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to or seek to enforce novel interpretations of their tax rules. These changes could include modifications that have temporary effect and more permanent changes. For example, the Organization for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.
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
We operate in complex regulated environments in the U.S. and in other countries in which we operate and could be materially adversely affected by changes to existing legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. In addition, the degree of regulatory, political, and media scrutiny we face increases the likelihood that our efforts to adhere our practices and procedures to comply with these laws and legal requirements may be subject to frequent or increasing challenges.
Our health and wellness operations in the U.S. and the operations of the Walmart Health locations are subject to numerous federal, state and local laws and regulations including, but not limited to, those related to: licensing, reimbursement arrangements, and other requirements and restrictions; registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; governmental and commercial reimbursement (including Medicare and Medicaid); data privacy and security and the sharing and interoperability of data, including obligations and restrictions related to health information (such as those imposed under HIPAA); billing and coding for healthcare services and properly handling overpayments; debt collection; necessity and adequacy of healthcare services; relationships with referral sources and referral recipients and other fraud and abuse issues, such as those addressed by anti-kickback and false claims laws and patient inducement regulations; qualification of healthcare practitioners; quality and standards of medical services and equipment; and the practice of the professions of pharmacy, medical, dental, and behavioral healthcare services, including limitations on the corporate practice of medicine in certain states.
Health-related legislation at the federal and state level may have an adverse effect on our business or require us to modify certain aspects of our operations. For example, in the U.S., the Drug Enforcement Administration ("DEA") and various other regulatory authorities regulate the purchase, distribution, maintenance and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the U.S. Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, there has been recent heightened governmental and public scrutiny of pharmaceutical product pricing, which has resulted in federal and state legislation and regulations, executive orders and other initiatives and proposals designed to increase transparency in pharmaceutical product pricing and reform government program reimbursement methodologies (for example, the Inflation Reduction Act, which includes, among other matters, policies designed to impact drug prices and reduce drug spending by the federal government). Other health reform efforts at the federal and state levels may also impact our business or require us to modify certain aspects of our operations. We may not be able to predict the nature or success of reform initiatives, and the resulting uncertainties may have an adverse effect on our business.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to competition and antitrust matters; protection of the environment and health and safety matters, including exposure to, and the management and disposal of, hazardous substances; food and drug safety, including drug supply chain security requirements; trade, consumer protection, and safety, including the availability, sale, price label accuracy, advertisement, and promotion of products we sell and the financial services we offer (including through our digital channels, stores and clubs as well as our ONE fintech joint venture); anti-money laundering prohibitions; consumer financial protection laws; economic, trade, and other sanctions matters; licensure, certification, and enrollment with government programs; data privacy and security and the sharing and interoperability of data; working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters; and health and wellness related regulations for our pharmacy operations outside of the U.S. In addition, certain financial services we offer or make available are subject to legal and regulatory requirements, including those intended to help detect and prevent money laundering, fraud and other illicit activity as well as consumer financial protections laws and U.S. sanctions. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting diligence, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report.
Moreover, we are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer and processing of personal information, such as the California Consumer Privacy Act ("CCPA"), which was significantly modified by the California Privacy Rights Act ("CPRA"), new comprehensive privacy legislation passed in Connecticut (the Connecticut Data Protection Act), Colorado (the Colorado Privacy Act), Utah (the Utah Privacy Act) and Virginia (the Consumer Data Protection Act), each of which go into effect in 2023, as well as other laws and regulations such as the Illinois Biometric Information Privacy Act, the European Union's General Data Protection Regulation ("GDPR"), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), China's Personal Information Protection Act, and similar legislation in Quebec (An Act to modernize legislative provisions as regards the protection of personal information, SQ 2021, c 25). The potential effects of these laws are far-reaching, continue to evolve, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. These and other privacy and cybersecurity laws may carry significant potential penalties for noncompliance. For example, in the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover in the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. Residents in jurisdictions with comprehensive privacy laws have expanded rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Laws such as those in California, Connecticut, Colorado, Illinois, Utah, and Virginia may allow civil penalties for violations, and CCPA and CPRA provide a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer Protection Act. We may be subjected to penalties and other consequences for noncompliance, including changing some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity, impact our reputation and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny as to existing laws and regulations (including, but not limited to, in the U.S., shifting enforcement priorities for existing antitrust, competition, and pricing laws, as well as proposed new rules and regulations) generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices of existing laws and regulations may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. If we fail to predict or respond adequately to changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our business, operations, and financial performance may be adversely affected.
In addition, we may face audits or investigations by one or more government agencies relating to our compliance with applicable laws and regulations. The regulatory, political, and media scrutiny we face, which may continue, amplifies these risks. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required licenses and certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S.; termination from contractual relationships, including those with our drug suppliers and third-party payers; and significant fines or monetary damages. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial position and results of operations.
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
The Company has been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids and also is a defendant in numerous litigation proceedings related to opioids, including the consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804) currently pending in the U.S. District Court for the Northern District of Ohio. Similar cases that name the Company also have been filed in state courts by state, local and tribal governments, healthcare providers and other plaintiffs. Plaintiffs are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise from such claims and the related opioid matters. In addition, in July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart and other parties requesting the recipients show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations should not be initiated against them based on alleged violations that related to a period prior to the Company's acquisition of a majority stake in Flipkart in 2018. The Company can provide no assurance as to the scope or outcome of any proceeding that might result from the notice, the amount of proceeds the Company may receive in indemnification, and can provide no assurance as to whether there will be a material adverse effect to its business or its consolidated financial statements. The Company is also a defendant in litigation with the Federal Trade Commission regarding the Company's money transfer agent services and is also cooperating with and responding to subpoenas issued by the U.S Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The Company is unable to predict the outcome of the litigation or investigations or any other related actions by governmental entities regarding these matters and can provide no assurance as to the scope and outcome of these matters and whether its business, financial position, results of operations or cash flows will not be materially adversely affected. We discuss in more detail these cases and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of this Annual Report on Form 10-K.

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
We strive to deliver shared value through our business and our diverse stakeholders expect us to make significant progress in certain ESG priority issue areas. From time to time, we announce certain aspirations and goals relevant to our priority ESG issues. We periodically publish information about our ESG priorities, strategies, and progress on our corporate website and update our ESG reporting from time to time. Achievement of these aspirations and goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail, or be perceived to have failed, in the achievement of our ESG goals or that certain of our customers, associates, shareholders, investors, suppliers, business partners, government agencies, and non-governmental organizations might not be satisfied with our goals or our efforts toward achieving those goals. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. A failure or perceived failure to meet our goals could adversely affect public perception of our business, associate morale or customer or shareholder support.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
United States
The Walmart U.S. and Sam's Club segments comprise the Company's operations in the U.S. As of January 31, 2023, unit counts for Walmart U.S. and Sam's Club are summarized by format for each state and territory as follows:

	Walmart U.S.			Sam's Club
State or Territory	Supercenters	Discount Stores	Neighborhood Markets and other small formats	Clubs	Grand Total
Alabama	101	1	29	13	144
Alaska	7	2	—	—	9
Arizona	83	2	28	12	125
Arkansas	76	5	36	9	126
California	144	68	78	30	320
Colorado	70	4	18	17	109
Connecticut	12	20	1	1	34
Delaware	6	3	—	1	10
Florida	233	9	98	46	386
Georgia	154	2	35	24	215
Hawaii	—	10	—	2	12
Idaho	23	—	3	1	27
Illinois	139	15	11	25	190
Indiana	97	6	11	13	127
Iowa	58	2	—	9	69
Kansas	58	2	15	9	84
Kentucky	77	7	9	9	102
Louisiana	88	2	34	14	138
Maine	19	3	—	3	25
Maryland	31	16	3	11	61
Massachusetts	27	21	4	—	52
Michigan	90	3	9	23	125
Minnesota	65	3	1	12	81
Mississippi	65	3	11	7	86
Missouri	112	9	18	19	158
Montana	14	—	—	2	16
Nebraska	35	—	7	5	47
Nevada	30	2	11	7	50
New Hampshire	19	7	—	2	28
New Jersey	35	27	1	8	71
New Mexico	35	2	9	7	53
New York	82	16	9	12	119
North Carolina	143	6	45	22	216
North Dakota	14	—	—	3	17
Ohio	138	5	2	27	172
Oklahoma	81	7	34	13	135
Oregon	29	7	10	—	46
Pennsylvania	116	19	3	24	162
Puerto Rico	13	5	—	7	25
Rhode Island	5	4	—	—	9
South Carolina	83	—	26	13	122
South Dakota	15	—	—	2	17
Tennessee	117	1	19	14	151
Texas	391	18	110	82	601
Utah	41	—	11	8	60
Vermont	3	3	—	—	6
Virginia	110	4	22	15	151
Washington	52	9	5	—	66
Washington D.C.	3	—	2	—	5
West Virginia	38	—	1	5	44
Wisconsin	83	4	2	10	99
Wyoming	12	—	—	2	14
U.S. total	3,572	364	781	600	5,317
Square feet (in thousands)	634,615	38,226	28,885	80,351	782,076

International
The Walmart International segment comprises the Company's operations outside of the U.S. Unit counts as of January 31, 2023(1) for Walmart International are summarized by major category for each geographic market as follows:

Geographic Market	Retail	Wholesale	Total	Square feet(2)
Africa(3)	289	86	375	20,939
Canada	402	—	402	52,557
Central America(4)	882	—	882	13,996
Chile	379	13	392	17,688
China	322	43	365	60,331
India	—	28	28	1,527
Mexico	2,694	168	2,862	106,412
International total	4,968	338	5,306	273,450
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2022, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2023.
(2)Square feet reported in thousands.
(3)Africa unit counts primarily reside in South Africa, with other locations in Botswana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Swaziland, and Zambia.
(4)Central America unit counts reside in Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2023(1):

	Owned	Leased(2)	Total
U.S. properties
Walmart U.S. retail units	4,057	660	4,717
Sam's Club retail units	513	87	600
Total U.S. retail units	4,570	747	5,317
Walmart U.S. distribution facilities	110	53	163
Sam's Club distribution facilities	12	17	29
Total U.S. distribution facilities	122	70	192
Total U.S. properties	4,692	817	5,509

International properties
Africa	33	342	375
Canada	124	278	402
Central America	380	502	882
Chile	205	187	392
China	2	363	365
India	2	26	28
Mexico	710	2,152	2,862
Total International retail units	1,456	3,850	5,306
International distribution facilities	23	165	188
Total International properties	1,479	4,015	5,494
Total properties	6,171	4,832	11,003

Total retail units	6,026	4,597	10,623
Total distribution facilities	145	235	380
Total properties	6,171	4,832	11,003
(1)Walmart International properties, with the exception of Canada, are as of December 31, 2022, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2023.
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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of March 3, 2023. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $651 million over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment went into effect on February 20, 2023. The MDL has designated five additional single-county cases as bellwethers to proceed through discovery. In addition, there are over 300 other cases pending in state and federal courts throughout the country as of March 3, 2023. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Form 10-K.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 10 to the Consolidated Financial Statements. The Company now has settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories, that are intended to resolve substantially all opioids-related lawsuits brought by state and local governments against the Company. The settlement will take effect if a sufficient number of political subdivisions also join.
DOJ Opioid Civil Litigation: A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the U.S. Department of Justice (the "DOJ") against the Company, in which the DOJ alleges violations of the Controlled Substances Act related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. After the parties had fully briefed the Company's motion to dismiss, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a partial motion to dismiss the amended complaint. The motion remains pending.
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other opioids litigation matters. The other derivative suit has been filed in the Delaware Court of Chancery. The defendants in the derivative suit pending in the Delaware Court of Chancery moved to dismiss and/or to stay that case on December 21, 2021; the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or stay proceedings on the amended complaint. The court held a hearing on that motion on September 26, 2022; a ruling remains pending. The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, purport to be filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016, through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants moved to dismiss the consolidated securities class action on October 8, 2021. On October 14, 2022, plaintiffs filed an amended complaint, which revised the applicable putative class of investors to those who acquired Walmart stock from March 31, 2017, through December 22, 2020. On November 16, 2022, the Company moved to dismiss the amended complaint. That motion remains pending.
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
ASDA Equal Value Claims: Ms S Brierley & Others v. ASDA Stores Ltd (2406372/2008 & Others – Manchester Employment Tribunal); Abbas & Others v Asda Stores limited (KB-2022-003243); and Abusubih & Others v Asda Stores limited (KB-2022-003240).
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.
II. CERTAIN OTHER MATTERS:
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
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc., and a trial date has been scheduled for April 22, 2024. The Company believes the suit is without merit and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The principal market on which Walmart's common stock is listed for trading is the New York Stock Exchange. The common stock trades under the symbol "WMT."
Holders of Record of Common Stock
As of March 15, 2023, there were 205,465 holders of record of Walmart's common stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2023 to the cumulative total returns on the S&P 500 Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2018 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Walmart Inc., the S&P 500 Index
and S&P 500 Retailing Index
(Fiscal Years Ended January 31)

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Walmart Inc.
S&P 500 Index
S&P 500 Retailing Index

*Assumes $100 Invested on February 1, 2018 Assumes Dividends Reinvested Fiscal Year ended January 31, 2023

	Fiscal Years Ended January 31,
	2018	2019	2020	2021	2022	2023
Walmart Inc.	$100.00	$92.03	$112.17	$139.96	$141.50	$147.89
S&P 500 Index	100.00	97.69	118.87	139.37	171.83	157.71
S&P 500 Retailing Index	100.00	108.42	127.45	180.19	195.77	160.10
Issuer Repurchases of Equity Securities
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the fiscal year prior to November 21, 2022 were made under the plan in effect at the beginning of fiscal 2022. In November 2022, the Company approved a new $20.0 billion share repurchase program which, beginning on November 21, 2022, replaced the previous share repurchase program. As of January 31, 2023, authorization for $19.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2023, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2022	3,972,269	$144.52	3,972,269	$19.9
December 1-31, 2022	2,035,515	145.82	2,035,515	19.6
January 1-31, 2023	2,108,707	143.15	2,108,707	19.3
Total	8,116,491		8,116,491
(1) Represents the approximate dollar value of shares that could have been repurchased under the current plan at the end of the month. The approximate dollar value of shares that could still have been purchased under the plan in effect at the beginning of fiscal 2022, as of November 21, 2022, when such plan was replaced, was $1.4 billion.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2023 ("fiscal 2023"), January 31, 2022 ("fiscal 2022") and January 31, 2021 ("fiscal 2021"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial position and results of operations of the Company as a whole.
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
Management also measures the results of comparable store and club sales, or comparable sales, a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our flywheel strategy, such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
We have taken certain strategic actions to strengthen our portfolio, primarily in the Walmart International segment, including the following highlights over the last three years:
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
•In November 2022, we completed the buyout of the noncontrolling interest shareholders of our Massmart subsidiary (Refer to Note 3) and in December 2022, we exited operations in certain countries in Africa.
•In December 2022, we increased our ownership in PhonePe as part of the separation from our majority-owned Flipkart subsidiary. Refer to Note 3.
We operate in a highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce, health and wellness, financial services, advertising, and data service businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality associates. We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, including the COVID-19 pandemic, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain, inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, inflation, deflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors."
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. However, like other retail companies, we have seen supply chain disruptions contributing to higher than normal inventory levels throughout the year. In addition, our merchandise costs for the fiscal year ended January 31, 2023 have been impacted by high inflation, greater than what we have experienced in recent years. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include, but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
We expect continued uncertainty in our business and the global economy due to pressure from inflation; swings in macroeconomic conditions and their effect on consumer confidence; volatility in employment trends; supply chain pressures; and ongoing uncertainties related to global health epidemics or pandemics, any of which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
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
Strong, Efficient Growth
Our objective of prioritizing strong, efficient growth means we will focus on the most productive growth opportunities, increasing comparable store and club sales through increasing membership at Sam's Club and through Walmart+, accelerating eCommerce sales growth and expanding omni-channel initiatives that complement our flywheel strategy. At times, we make strategic investments which are focused on the long-term growth of the Company.
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
Calendar comparable sales, including the impact of fuel, for fiscal 2023 and 2022, were as follows:

	Fiscal Years Ended January 31,
	2023	2022	2023	2022
	With Fuel		Fuel Impact
Walmart U.S.	7.0%	6.4%	0.4%	0.3%
Sam's Club	14.6%	15.0%	4.2%	5.5%
Total U.S.	8.2%	7.7%	1.0%	1.2%
Comparable sales in the U.S., including fuel, increased 8.2% and 7.7% in fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. Walmart U.S. comparable sales increased 7.0% and 6.4% in fiscal 2023 and 2022, respectively. For fiscal 2023, comparable sales growth was driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. For fiscal 2022, comparable sales growth was driven driven by growth in average ticket and transactions, which included strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. Walmart U.S. eCommerce sales positively contributed approximately 0.7% to comparable sales for both fiscal 2023 and 2022 as we continue to focus on a seamless omni-channel experience for our customers.
Comparable sales at Sam's Club increased 14.6% and 15.0% in fiscal 2023 and 2022, respectively. For fiscal 2023, Sam's Club comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. Sam's Club comparable sales for fiscal 2022 benefited from growth in transactions and average ticket and was aided by consumer spending due to government stimulus, and also included some higher inflation impacts in certain merchandise categories compared to recent years. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 0.8% and 1.3% to comparable sales for fiscal 2023 and 2022, respectively.
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

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2023	2022
Net sales	$605,881	$567,762
Percentage change from comparable period	6.7%	2.3%
Operating, selling, general and administrative expenses	$127,140	$117,812
Percentage change from comparable period	7.9%	1.3%
Operating, selling, general and administrative expenses as a percentage of net sales	21.0%	20.8%
For fiscal 2023, operating expenses as a percentage of net sales increased 23 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were impacted by charges of $3.3 billion related to opioid-related legal settlements and charges of $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment. These charges were partially offset by growth in net sales and lower incremental COVID-19 costs.
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
Strategic Capital Allocation
Our strategy includes improving our customer-facing initiatives in stores and clubs and creating a seamless omni-channel experience for our customers. As such, we continue to allocate more capital to supply chain, omni-channel initiatives, technology and store remodels and less to new store and club openings. The following table provides additional detail:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2023	2022
Supply chain, customer-facing initiatives and technology	$9,209	$7,197
Store and club remodels	4,990	3,278
New stores and clubs, including expansions and relocations	33	134
Total U.S.	$14,232	$10,609
Walmart International	2,625	2,497
Total capital expenditures	$16,857	$13,106
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 4.6% and 5.6% for fiscal 2023 and 2022, respectively. The decrease in ROA was primarily due to the decrease in net income, which was driven by lower operating income, partially offset by lapping debt extinguishment charges. ROI was 12.7% and 14.9% for fiscal 2023 and 2022, respectively, which was primarily due to a decrease in operating income which included charges associated with opioid-related legal settlements as well as reorganization and restructuring expenses, all recorded in fiscal 2023.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$11,292	$13,940
Denominator
Average total assets(1)	$244,029	$248,678
Return on assets (ROA)	4.6%	5.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$20,428	$25,942
+ Interest income	254	158
+ Depreciation and amortization	10,945	10,658
+ Rent	2,306	2,274
ROI operating income	$33,933	$39,032

Denominator
Average total assets(1)	$244,029	$248,678
+ Average accumulated depreciation and amortization(1)	106,249	98,199
- Average accounts payable(1)	54,502	52,201
- Average accrued liabilities(1)	28,593	32,013
Average invested capital	$267,183	$262,663
Return on investment (ROI)	12.7%	14.9%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of January 31,
	2023	2022	2021
Certain Balance Sheet Data
Total assets	$243,197	$244,860	$252,496
Accumulated depreciation and amortization	110,286	102,211	94,187
Accounts payable	53,742	55,261	49,141
Accrued liabilities	31,126	26,060	37,966

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $28.8 billion, $24.2 billion and $36.1 billion for fiscal 2023, 2022 and 2021, respectively. We generated free cash flow of $12.0 billion, $11.1 billion and $25.8 billion for fiscal 2023, 2022 and 2021, respectively. Net cash provided by operating activities for fiscal 2023 increased when compared to fiscal 2022. The increase is primarily due to moderated levels of inventory purchases, partially offset by a decline in operating income and the timing of certain payments. Free cash flow for fiscal 2023 increased when compared to fiscal 2022 due to the increase in operating cash flows described above, partially offset by an increase of $3.8 billion in capital expenditures to support our investment strategy. Net cash provided by operating activities for fiscal 2022 decreased when compared to fiscal 2021 primarily due to an increase in inventory costs and purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages. Free cash flow for fiscal 2022 decreased when compared to fiscal 2021 due to the same reasons as the decrease in net cash provided by operating activities, as well as $2.8 billion in increased capital expenditures.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Net cash provided by operating activities	$28,841	$24,181	$36,074
Payments for property and equipment	(16,857)	(13,106)	(10,264)
Free cash flow	$11,984	$11,075	$25,810

Net cash used in investing activities(1)	$(17,722)	$(6,015)	$(10,071)
Net cash used in financing activities	(17,039)	(22,828)	(16,117)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2023	2022	2021
Total revenues	$611,289	$572,754	$559,151
Percentage change from comparable period	6.7%	2.4%	6.7%
Net sales	$605,881	$567,762	$555,233
Percentage change from comparable period	6.7%	2.3%	6.8%
Total U.S. calendar comparable sales increase	8.2%	7.7%	8.7%
Gross profit rate	23.5%	24.4%	24.3%
Operating income	$20,428	$25,942	$22,548
Operating income as a percentage of net sales	3.4%	4.6%	4.1%
Loss on extinguishment of debt	$—	$2,410	$—
Other (gains) and losses	$1,538	$3,000	$(210)
Consolidated net income	$11,292	$13,940	$13,706
Unit counts at period end(1)	10,623	10,593	11,443
Retail square feet at period end(1)	1,056	1,060	1,121
(1)     Unit counts and associated retail square feet are presented for stores and clubs generally open as of period end, and reflects the removal of stores in the U.K. and Japan subsequent to closing the divestitures in fiscal 2022. Permanently closed locations are not included in these metrics.
Our total revenues, which includes net sales and membership and other income, increased $38.5 billion or 6.7% and $13.6 billion or 2.4% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. These increases in revenues were primarily due to increases in net sales, which increased $38.1 billion or 6.7% and $12.5 billion or 2.3% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which was driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions, along with positive comparable sales in all of our international markets. Additionally, net sales were negatively impacted by a decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022 and $3.7 billion of fluctuations in currency exchange rates during fiscal 2023. For fiscal 2022, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club which benefited from strong U.S. consumer spending and some inflation, along with positive comparable sales in most of our remaining international markets. The increase was partially offset by a $32.6 billion net sales decrease primarily related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022. Net sales also benefited from a $4.5 billion positive impact of fluctuations in currency exchange rates during fiscal 2022.
Our gross profit rate decreased 98 and increased 14 basis points for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, the decrease was primarily due to markdowns and merchandise mix in the U.S., higher supply chain costs and inflation related LIFO charges in the Sam's Club segment. For fiscal 2022, the increase was primarily due to price management in the Walmart U.S. segment driven by cost inflation as well as merchandise mix, partially offset by increased supply chain costs.
For fiscal 2023, operating expenses as a percentage of net sales increased 23 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were impacted by charges of $3.3 billion related to opioid-related legal settlements and charges of $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment. These charges were partially offset by growth in net sales and lower incremental COVID-19 costs. For fiscal 2022, operating expenses as a percentage of net sales decreased 19 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales benefited from growth in comparable sales and lower incremental COVID-19 related costs of $2.5 billion as compared to the previous year, partially offset by increased wage investments primarily in the Walmart U.S. segment.
Loss on extinguishment of debt was $2.4 billion in fiscal 2022 due to the early retirement of certain higher rate long-term debt to reduce interest expense in future periods.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses consisted of a net loss of $1.5 billion and $3.0 billion for fiscal 2023 and 2022, respectively. The net loss in fiscal 2023 primarily consists of: (a) net losses associated with the fair value changes of our equity and other investments; (b) a gain of $0.4 billion recognized on the sale of our remaining equity method investment in Brazil; and (c) a $0.2 billion dividend from one of our investments. The net loss in fiscal 2022 primarily consists of net losses associated with the fair value changes of our equity investments, as well as $0.4 billion in incremental losses associated with the divestitures of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022.

Our effective income tax rate was 33.6% for fiscal 2023, 25.4% for fiscal 2022, and 33.3% for fiscal 2021, respectively. The increase in our effective tax rate for fiscal 2023 as compared to fiscal 2022 is primarily due to the tax impact of the business reorganization resulting in the full separation of PhonePe from Flipkart. The decrease in our effective tax rate for fiscal 2022 as compared to fiscal 2021 is primarily due to the $8.3 billion loss related to the divestiture of certain international operations classified as held for sale or sold in fiscal 2021, which provided minimal realizable tax benefit. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2023, 2022 and 2021 is presented in Note 9.
As a result of the factors discussed above, we reported $11.3 billion and $13.9 billion of consolidated net income for fiscal 2023 and 2022, respectively, which represents a decrease of $2.6 billion and an increase of $0.2 billion for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $4.27, $4.87 and $4.75 for fiscal 2023, 2022 and 2021, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2023	2022	2021
Net sales	$420,553	$393,247	$369,963
Percentage change from comparable period	6.9%	6.3%	8.5%
Calendar comparable sales increase	7.0%	6.4%	8.7%
Operating income	$20,620	$21,587	$19,116
Operating income as a percentage of net sales	4.9%	5.5%	5.2%
Unit counts at period end	4,717	4,742	4,743
Retail square feet at period end	702	703	703
Net sales for the Walmart U.S. segment increased $27.3 billion or 6.9% and $23.3 billion or 6.3% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 7.0% and 6.4% for fiscal 2023 and 2022, respectively. Comparable sales in fiscal 2023 were driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. Comparable sales in fiscal 2022 were driven by growth in average ticket and transactions, which included strong consumer spending from government stimulus and some higher inflation impacts in certain merchandise categories compared to recent years. Walmart U.S. eCommerce sales positively contributed approximately 0.7% to comparable sales for both fiscal 2023 and 2022, as we continue to focus on a seamless omni-channel experience for our customers.
Gross profit rate decreased 85 basis points for fiscal 2023 and increased 51 basis points for fiscal 2022, when compared to the respective previous fiscal year. The decrease in fiscal 2023 gross profit rate was primarily due to net markdowns and product mix shifts into lower margin categories and increased supply chain costs, partially offset by price management impacts driven by cost inflation. Gross profit rate for fiscal 2022 benefited from price management driven by cost inflation as well as merchandise mix, which includes lapping the temporary closures of our Auto Care and Vision Centers and growth in our advertising business, partially offset by increased supply chain costs.
Operating expenses as a percentage of segment net sales decreased 25 basis points for fiscal 2023 when compared to the previous fiscal year primarily driven by strong sales growth and lower incremental COVID-19 related costs, partially offset by increased wage costs. For fiscal 2022, operating expenses as a percentage of segment net sales increased 31 basis points primarily due to investments in wages, partially offset by lower incremental COVID-19 related costs of $1.9 billion.
As a result of the factors discussed above, segment operating income decreased $1.0 billion and increased $2.5 billion for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year.

Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2023	2022	2021
Net sales	$100,983	$100,959	$121,360
Percentage change from comparable period	—%	(16.8)%	1.0%
Operating income	$2,965	$3,758	$3,660
Operating income as a percentage of net sales	2.9%	3.7%	3.0%
Unit counts at period end	5,306	5,251	6,101
Retail square feet at period end	273	277	337
Net sales for the Walmart International segment were flat and decreased $20.4 billion or 16.8% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, net sales benefited from positive comparable sales in all of our international markets, offset by the impacts of a decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022, as well as $3.7 billion of fluctuations in currency exchange rates during fiscal 2023. For fiscal 2022, the reduction in net sales was driven by a $32.6 billion decrease primarily related to the divestitures of our operations in the U.K. and Japan, which closed during the first quarter of fiscal 2022. This decrease was partially offset by positive comparable sales in most of our remaining markets, as well as positive fluctuations in currency exchange rates of $4.5 billion.
Gross profit rate decreased 50 basis points and 55 basis points for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, the decrease was primarily driven by continued growth in lower margin formats and channels in China and category mix shifts into lower margin categories. For fiscal 2022, the decrease was primarily driven by shifts into lower margin formats and the impact related to our divested markets.
Operating expenses as a percentage of segment net sales increased 41 basis points and decreased 71 basis points for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. The increase in operating expenses as a percentage of segment net sales for fiscal 2023 was primarily due to business reorganization and restructuring charges incurred related to Flipkart and Massmart during the fourth quarter. For fiscal 2022, the decrease was primarily due to impacts from the divested markets and $0.4 billion of lower incremental COVID-19 related costs. Operating expenses as a percentage of net sales benefited from depreciation and amortization expense not having been recorded for our operations in the U.K. and Japan subsequent to their held for sale classification at the end of fiscal 2021 and prior to closing during the first quarter of fiscal 2022.
As a result of the factors discussed above, segment operating income decreased $0.8 billion and increased $0.1 billion for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year.
Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2023	2022	2021
Including Fuel
Net sales	$84,345	$73,556	$63,910
Percentage change from comparable period	14.7%	15.1%	8.7%
Calendar comparable sales increase	14.6%	15.0%	8.7%
Operating income	$1,964	$2,259	$1,906
Operating income as a percentage of net sales	2.3%	3.1%	3.0%
Unit counts at period end	600	600	599
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$71,665	$64,860	$59,184
Percentage change from comparable period	10.5%	9.6%	12.1%
Operating income	$1,352	$1,923	$1,645
Operating income as a percentage of net sales	1.9%	3.0%	2.8%
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
Net sales for the Sam's Club segment increased $10.8 billion or 14.7% and $9.6 billion or 15.1% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, the increase was primarily due to comparable sales growth, including fuel, of 14.6%. Comparable sales benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. Sam's Club eCommerce sales positively contributed approximately 0.8% to comparable sales which was primarily driven by ship to home and curbside pickup. For fiscal 2022, the increase was primarily due to comparable sales growth, including fuel, of 15.0%. Comparable sales benefited from growth in transactions and average ticket due to increased consumer spending, which was aided by government stimulus, and also includes some higher inflation impacts in certain merchandise categories. The growth in comparable sales was partially offset by our decision to remove tobacco from certain club locations. Sam's Club eCommerce sales positively contributed approximately 1.3% to comparable sales.
Gross profit rate decreased 155 basis points and 68 basis points for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023, the decrease in gross profit rate was primarily due to inventory write-downs, elevated supply chain and eCommerce fulfillment costs and inflation related LIFO charges. For fiscal 2022, gross profit rate decreased primarily due to increased fuel sales which have lower margins, cost inflation, and higher supply chain costs, partially offset by favorable sales mix, including reduced tobacco sales.
Membership and other income increased 7.0% and 13.1% for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. For fiscal 2023 and 2022, the increase was primarily due to increases in new member sign-ups and Plus member penetration.
Operating expenses as a percentage of segment net sales decreased 97 basis points and 82 basis points for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year. Fiscal 2023 operating expenses as a percentage of net sales decreased primarily due to higher sales. Fiscal 2022 operating expenses as a percentage of net sales decreased primarily due to higher sales as well as a benefit from $0.2 billion of lower incremental COVID-19 related costs, partially offset by reduced tobacco sales.
As a result of the factors discussed above, segment operating income decreased $0.3 billion and increased $0.4 billion for fiscal 2023 and 2022, respectively, when compared to the previous fiscal year.
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
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Net cash provided by operating activities	$28,841	$24,181	$36,074
Net cash provided by operating activities was $28.8 billion, $24.2 billion and $36.1 billion for fiscal 2023, 2022 and 2021, respectively. Net cash provided by operating activities for fiscal 2023 increased when compared to the previous fiscal year. The increase is primarily due to moderated levels of inventory purchases, partially offset by a decline in operating income and the timing of certain payments. The decrease in net cash provided by operating activities for fiscal 2022, when compared to the previous fiscal year, was primarily due to an increase in inventory costs and purchases to support strong sales and lapping the impact of accelerated inventory sell-through in fiscal 2021, as well as timing and payment of wages.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $8.6 billion and $14.8 billion as of January 31, 2023 and 2022, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $16.5 billion and $6.3 billion as of January 31, 2023 and 2022, respectively. The increase in our working capital deficit is primarily driven by a decrease in cash and cash equivalents and an increase in accrued liabilities. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of January 31, 2023 and 2022, cash and cash equivalents of $2.9 billion and $4.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.

Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Net cash used in investing activities	$(17,722)	$(6,015)	$(10,071)
Net cash used in investing activities was $17.7 billion, $6.0 billion and $10.1 billion for fiscal 2023, 2022 and 2021, respectively, and generally consisted of capital expenditures. Net cash used in investing activities increased $11.7 billion for fiscal 2023 when compared to the previous fiscal year primarily due to the result of lapping the net proceeds received from the divestitures of our operations in the U.K. and Japan and an increase in capital expenditures to support our investment strategy. Net cash used in investing activities decreased $4.1 billion for fiscal 2022 when compared to the previous fiscal year, primarily due to the net proceeds received from the divestitures of our operations in the U.K. and Japan, partially offset by increased capital expenditures.
Capital expenditures
Refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2023 and 2022. For the fiscal year ending January 31, 2024 ("fiscal 2024"), we project capital expenditures will be approximately $17 billion to $18 billion, with a focus on technology, supply chain, and customer-facing initiatives.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Net cash used in financing activities	$(17,039)	$(22,828)	$(16,117)
Net cash from financing activities generally consists of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Fiscal 2023 net cash used in financing activities decreased $5.8 billion when compared to the previous fiscal year. The decrease is primarily due to repayments of long-term debt and related payment of premiums for the early extinguishment of certain notes in the prior fiscal period, partially offset by the equity funding from the sale of subsidiary stock in the prior fiscal period. Fiscal 2022 net cash used in financing activities increased $6.7 billion when compared to the previous fiscal year. The increase was primarily due to repayments of long-term debt and related payment of premiums for the early extinguishment of certain notes, as well as increased share repurchases, partially offset by long-term debt issuances and equity funding from the sale of subsidiary stock.
Purchase and Sale of Subsidiary Stock
In the fourth quarter of fiscal 2023, the Company completed a $0.4 billion buyout of the noncontrolling interest shareholders of the Company's Massmart subsidiary. This transaction increased the Company's ownership of Massmart from approximately 53% to 100%. Additionally, the Company completed a $0.4 billion acquisition of Alert Innovation, which was previously consolidated as a variable interest entity and resulted in the Company becoming a 100% owner.
During fiscal 2022, the Company received $3.2 billion primarily related to a new equity funding for the Company's majority-owned Flipkart subsidiary, which reduced the Company's ownership from approximately 83% as of January 31, 2021 to approximately 75%.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to the Company's short-term borrowings for fiscal 2023, 2022 and 2021:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Maximum amount outstanding at any month-end	$11,432	$716	$4,048
Average daily short-term borrowings	7,250	626	1,577
Annual weighted-average interest rate	2.4%	3.7%	3.1%
Short-term borrowings as of January 31, 2023 and 2022 were $0.4 billion, with weighted-average interest rates of 6.6% and 2.9%, respectively. We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2023 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
As of January 31, 2023, we have $2.1 billion of syndicated and fronted letters of credit available, of which $1.8 billion was drawn and represents an unrecorded current obligation.

Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2022	$2,803	$34,864	$37,667
Proceeds from issuance of long-term debt	—	5,041	5,041
Repayments of long-term debt	(2,689)	—	(2,689)
Reclassifications of long-term debt	4,197	(4,197)	—
Currency and other adjustments	(120)	(1,059)	(1,179)
Balances as of January 31, 2023	$4,191	$34,649	$38,840
Our total outstanding long-term debt increased $1.2 billion during fiscal 2023, primarily due to the issuance of new long-term debt in September 2022, partially offset by the maturities of certain long-term debt. Refer to Note 6 to our Consolidated Financial Statements for details on the issuances of long-term debt.
Estimated contractual interest payments associated with our long-term debt amount to $18.8 billion, with approximately $1.7 billion expected to be paid in fiscal 2024. Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2023 and assumes interest rates remain at current levels for our variable rate instruments.
Dividends
Our total dividend payments were $6.1 billion, $6.2 billion and $6.1 billion for fiscal 2023, 2022 and 2021, respectively. Effective February 21, 2023, the Company approved the fiscal 2024 annual dividend of $2.28 per share, an increase over the fiscal 2023 annual dividend of $2.24 per share. For fiscal 2024, the annual dividend will be paid in four quarterly installments of $0.57 per share, according to the following record and payable dates:

Record Date	Payable Date
March 17, 2023	April 3, 2023
May 5, 2023	May 30, 2023
August 11, 2023	September 5, 2023
December 8, 2023	January 2, 2024
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the fiscal year prior to November 21, 2022 were made under the plan in effect at the beginning of fiscal 2022. In November 2022, the Company approved a new $20.0 billion share repurchase program which, beginning on November 21, 2022, replaced the previous share repurchase program. As of January 31, 2023, authorization for $19.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
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
The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2023, 2022 and 2021:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2023	2022	2021
Total number of shares repurchased	73.9	69.7	19.4
Average price paid per share	$134.17	$140.45	$135.20
Total amount paid for share repurchases	$9,920	$9,787	$2,625
Material Cash Requirements
Material cash requirements from operating activities primarily consist of inventory purchases, employee related costs, taxes, interest and other general operating expenses, which we expect to be primarily satisfied by our cash from operations. Other material cash requirements from known contractual and other obligations include opioid and other legal settlements, short-term borrowings, long-term debt and related interest payments, leases, purchases of subsidiary stock and purchase obligations. See Note 3, Note 6 and Note 7 to our Consolidated Financial Statements for information regarding purchase of subsidiary stock, outstanding short-term borrowings and long-term debt, and leases, respectively.

As of January 31, 2023, the Company has $33.3 billion of unrecorded purchase obligations outstanding, of which $11.6 billion is due within one year. Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above. Accordingly, purchase orders for inventory are also excluded as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Capital Resources
We believe our cash flows from operations, current cash position, short-term borrowings and access to capital markets will continue to be sufficient to meet our anticipated cash requirements and contractual obligations, which includes funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2023, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data," we discuss, under the sub-captions "Settlement Framework Regarding Multidistrict and State or Local Opioid Related Litigation," and "Other Opioid Related Litigation" the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In that Note 10, we also discuss under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters", a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Asda Equal Value Claims matter, the Money Transfer Agent Services Matters and the Foreign Direct Investment matters in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
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
Management continually reviews our accounting policies including how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our critical accounting estimates and how they are applied in preparation of the financial statements.
Inventories
The Walmart U.S. segment comprises the largest portion of our inventory and is primarily accounted for under the retail inventory method of accounting to determine inventory cost, using the last-in, first-out ("LIFO") valuation method. The majority of the Sam's Club segment inventories are accounted for and valued using the weighted-average cost LIFO method. When necessary, we record a LIFO provision for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. As a measure of sensitivity, an incremental 1% inflationary impact to the cost of our inventory purchases would not have resulted in a material increase to the LIFO provision recorded during fiscal 2023.
Indefinite-Lived Intangible Assets
Intangible assets acquired in a business combination are stated at the fair value acquired as determined by a valuation technique commensurate with the intended use of the related asset. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. Indefinite-lived acquired intangible assets are not amortized but are evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on qualitative factors, that the fair value of the indefinite-lived acquired intangible asset is more likely than not less than the carrying amount, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. Our indefinite-lived acquired intangible assets have historically generated sufficient returns to recover their cost. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted.
Contingencies
We are involved in a number of legal proceedings and certain regulatory matters. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Note 10 to our Consolidated Financial Statements and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, reputation, financial position, results of operations or cash flows.
Income Taxes
Income taxes have a significant effect on our net earnings. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Accordingly, the determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws. Our effective income tax rate is affected by many factors, including changes in our assessment of unrecognized tax benefits, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings among our U.S. and international operations where the statutory rates are generally higher than the U.S. statutory rate, and may fluctuate as a result.
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
Market Risk
In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, currency exchange rates and the fair values of certain equity and equity method investments measured on a recurring basis.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2023, the net fair value of our interest rate swaps decreased $0.6 billion primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2023.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$372	$—	$—	$—	$—	$—	$372
Weighted-average interest rate	6.6%	—%	—%	—%	—%	—%	6.6%
Long-term debt(1):
Fixed rate	$4,191	$3,516	$2,604	$2,737	$1,817	$23,975	$38,840
Weighted-average interest rate	3.2%	2.9%	3.8%	2.0%	3.5%	4.3%	3.8%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$1,750	$1,500	$—	$—	$—	$4,771	$8,021
Weighted-average pay rate	5.2%	5.9%	—%	—%	—%	5.8%	5.7%
Weighted-average receive rate	2.6%	3.3%	—%	—%	—%	2.5%	2.7%
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2023, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 21% of our total short-term and long-term debt. Based on January 31, 2023 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $0.1 billion.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our investments and operations in countries other than the U.S., as well as our foreign-currency-denominated long-term debt. For fiscal 2023, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $1.1 billion net loss in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $1.4 billion and $1.0 billion as of January 31, 2023 and January 31, 2022, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the strengthening of the U.S. dollar relative to certain currencies in fiscal 2023. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $0.7 billion. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2023 would have resulted in a change in the value of the swaps of $0.1 billion.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to investment risk primarily related to changes in the fair value of equity securities, as well as certain immaterial equity method investments where we have elected the fair value option measured on a recurring basis. These changes in fair value are recorded within other gains and losses and resulted in a loss of $1.7 billion in fiscal 2023 primarily due to net decreases in the underlying stock prices of those investments. As of January 31, 2023, the fair value of our equity investments, including certain equity method investments, measured on a recurring basis was $10.7 billion. As of January 31, 2023, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $1.1 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2023 expressed an unqualified opinion thereon.

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

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2023, the Company is involved in a number of legal proceedings and regulatory matters. The Company records a liability for those legal proceedings and regulatory matters when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. In assessing the probability of occurrence and whether an estimate of loss can be reasonably estimated for a particular legal proceeding, management exercises judgment on matters relevant to each proceeding, such as whether sufficient participation in settlement proceedings will occur, or whether it can predict the number of claims that may be filed. For example, management exercised judgment in accruing a liability for approximately $3.3 billion for the Settlement Framework and other previously agreed state and tribal settlements regarding opioid-related lawsuits. Auditing management's accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence for contingencies or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies. For example, we tested controls over the Company's assessment of the likelihood of loss and the Company's determinations regarding the measurement of loss.

To test the Company's assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the board of directors and committees of the board of directors, reviewed documents provided to the Company by certain outside legal counsel, read letters received directly by us from internal and outside legal counsel, and evaluated the current status of contingencies based on discussions with internal and outside legal counsel. As part of this assessment, we evaluated management's assumptions and calculations by, among other things, comparing those assumptions to key terms in the Settlement Framework and to payments made during the year. We also assessed the adequacy of the related disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1969.

Rogers, Arkansas
March 17, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Walmart Inc. as of January 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Rogers, Arkansas
March 17, 2023

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2023	2022	2021
Revenues:
Net sales	$605,881	$567,762	$555,233
Membership and other income	5,408	4,992	3,918
Total revenues	611,289	572,754	559,151
Costs and expenses:
Cost of sales	463,721	429,000	420,315
Operating, selling, general and administrative expenses	127,140	117,812	116,288
Operating income	20,428	25,942	22,548
Interest:
Debt	1,787	1,674	1,976
Finance lease	341	320	339
Interest income	(254)	(158)	(121)
Interest, net	1,874	1,836	2,194
Loss on extinguishment of debt	—	2,410	—
Other (gains) and losses	1,538	3,000	(210)
Income before income taxes	17,016	18,696	20,564
Provision for income taxes	5,724	4,756	6,858
Consolidated net income	11,292	13,940	13,706
Consolidated net (income) loss attributable to noncontrolling interest	388	(267)	(196)
Consolidated net income attributable to Walmart	$11,680	$13,673	$13,510

Net income per common share:
Basic net income per common share attributable to Walmart	$4.29	$4.90	$4.77
Diluted net income per common share attributable to Walmart	4.27	4.87	4.75

Weighted-average common shares outstanding:
Basic	2,724	2,792	2,831
Diluted	2,734	2,805	2,847

Dividends declared per common share	$2.24	$2.20	$2.16
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Consolidated net income	$11,292	$13,940	$13,706
Consolidated net (income) loss attributable to noncontrolling interest	388	(267)	(196)
Consolidated net income attributable to Walmart	11,680	13,673	13,510

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,858)	2,442	842
Net investment hedges	—	(1,202)	(221)
Cash flow hedges	(203)	(444)	235
Minimum pension liability	5	1,974	(30)
Other comprehensive income (loss), net of income taxes	(2,056)	2,770	826
Other comprehensive loss attributable to noncontrolling interest	404	230	213
Other comprehensive income (loss) attributable to Walmart	(1,652)	3,000	1,039

Comprehensive income, net of income taxes	9,236	16,710	14,532
Comprehensive (income) loss attributable to noncontrolling interest	792	(37)	17
Comprehensive income attributable to Walmart	$10,028	$16,673	$14,549
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,625	$14,760
Receivables, net	7,933	8,280
Inventories	56,576	56,511
Prepaid expenses and other	2,521	1,519
Total current assets	75,655	81,070

Property and equipment, net	100,760	94,515
Operating lease right-of-use assets	13,555	13,758
Finance lease right-of-use assets, net	4,919	4,351
Goodwill	28,174	29,014
Other long-term assets	20,134	22,152
Total assets	$243,197	$244,860

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$372	$410
Accounts payable	53,742	55,261
Accrued liabilities	31,126	26,060
Accrued income taxes	727	851
Long-term debt due within one year	4,191	2,803
Operating lease obligations due within one year	1,473	1,483
Finance lease obligations due within one year	567	511
Total current liabilities	92,198	87,379

Long-term debt	34,649	34,864
Long-term operating lease obligations	12,828	13,009
Long-term finance lease obligations	4,843	4,243
Deferred income taxes and other	14,688	13,474

Commitments and contingencies

Redeemable noncontrolling interest	237	—

Equity:
Common stock	269	276
Capital in excess of par value	4,969	4,839
Retained earnings	83,135	86,904
Accumulated other comprehensive loss	(11,680)	(8,766)
Total Walmart shareholders' equity	76,693	83,253
Noncontrolling interest	7,061	8,638
Total equity	83,754	91,891
Total liabilities, redeemable noncontrolling interest, and equity	$243,197	$244,860
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2020	2,832	$284	$3,247	$83,943	$(12,805)	$74,669	$6,883	$81,552
Consolidated net income	—	—	—	13,510	—	13,510	196	13,706
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,039	1,039	(213)	826
Cash dividends declared ($2.16 per share)	—	—	—	(6,116)	—	(6,116)	—	(6,116)
Purchase of Company stock	(20)	(2)	(97)	(2,559)	—	(2,658)	—	(2,658)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(365)	(365)
Sale of subsidiary stock	—	—	29	—	—	29	111	140
Other	9	—	467	(15)	—	452	(6)	446
Balances as of January 31, 2021	2,821	282	3,646	88,763	(11,766)	80,925	6,606	87,531
Consolidated net income	—	—	—	13,673	—	13,673	267	13,940
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,000	3,000	(230)	2,770
Cash dividends declared ($2.20 per share)	—	—	—	(6,152)	—	(6,152)	—	(6,152)
Purchase of Company stock	(70)	(7)	(426)	(9,375)	—	(9,808)	—	(9,808)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(416)	(416)
Sale of subsidiary stock	—	—	952	—	—	952	2,287	3,239
Other	10	1	667	(5)	—	663	124	787
Balances as of January 31, 2022	2,761	276	4,839	86,904	(8,766)	83,253	8,638	91,891
Consolidated net income	—	—	—	11,680	—	11,680	(388)	11,292
Other comprehensive loss, net of income taxes	—	—	—	—	(1,652)	(1,652)	(404)	(2,056)
Cash dividends declared ($2.24 per share)	—	—	—	(6,114)	—	(6,114)	—	(6,114)
Purchase of Company stock	(74)	(7)	(533)	(9,326)	—	(9,866)	—	(9,866)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(449)	(449)
Purchase of noncontrolling interest	—	—	(18)	—	(1,262)	(1,280)	(493)	(1,773)
Sale of subsidiary stock	—	—	48	—	—	48	18	66
Other	6	—	633	(9)	—	624	139	763
Balances as of January 31, 2023	2,693	269	4,969	83,135	(11,680)	76,693	7,061	83,754
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Cash flows from operating activities:
Consolidated net income	$11,292	$13,940	$13,706
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,945	10,658	11,152
Net unrealized and realized (gains) and losses	1,683	2,440	(8,589)
Losses on disposal of business operations	—	433	8,401
Deferred income taxes	449	(755)	1,911
Loss on extinguishment of debt	—	2,410	—
Other operating activities	1,919	1,652	1,521
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	240	(1,796)	(1,086)
Inventories	(528)	(11,764)	(2,395)
Accounts payable	(1,425)	5,520	6,966
Accrued liabilities	4,393	1,404	4,623
Accrued income taxes	(127)	39	(136)
Net cash provided by operating activities	28,841	24,181	36,074

Cash flows from investing activities:
Payments for property and equipment	(16,857)	(13,106)	(10,264)
Proceeds from the disposal of property and equipment	170	394	215
Proceeds from disposal of certain operations, net of divested cash	—	7,935	56
Payments for business acquisitions, net of cash acquired	(740)	(359)	(180)
Other investing activities	(295)	(879)	102
Net cash used in investing activities	(17,722)	(6,015)	(10,071)

Cash flows from financing activities:
Net change in short-term borrowings	(34)	193	(324)
Proceeds from issuance of long-term debt	5,041	6,945	—
Repayments of long-term debt	(2,689)	(13,010)	(5,382)
Premiums paid to extinguish debt	—	(2,317)	—
Dividends paid	(6,114)	(6,152)	(6,116)
Purchase of Company stock	(9,920)	(9,787)	(2,625)
Dividends paid to noncontrolling interest	(444)	(424)	(434)
Purchase of noncontrolling interest	(827)	—	—
Sale of subsidiary stock	66	3,239	140
Other financing activities	(2,118)	(1,515)	(1,376)
Net cash used in financing activities	(17,039)	(22,828)	(16,117)

Effect of exchange rates on cash, cash equivalents and restricted cash	(73)	(140)	235

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,993)	(4,802)	10,121
Change in cash and cash equivalents reclassified from (to) assets held for sale	—	1,848	(1,848)
Cash, cash equivalents and restricted cash at beginning of year	14,834	17,788	9,515
Cash, cash equivalents and restricted cash at end of year	$8,841	$14,834	$17,788

Supplemental disclosure of cash flow information:
Income taxes paid	$3,310	$5,918	$5,271
Interest paid	2,051	2,237	2,216
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") people-led, technology-powered omni-channel retailer dedicated to help people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2023 ("fiscal 2023"), January 31, 2022 ("fiscal 2022") and January 31, 2021 ("fiscal 2021"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments in common stock or in-substance common stock for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2023 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $2.0 billion and $1.7 billion as of January 31, 2023 and 2022, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $8.6 billion and $14.8 billion in cash and cash equivalents as of January 31, 2023 and January 31, 2022, approximately 62% and 50% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2023 and 2022, cash and cash equivalents of approximately $2.9 billion and $4.3 billion, respectively, may not be freely transferable to the U.S. due to local laws, other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: customers, which includes pharmacy insurance companies as well as advertisers, and banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. As of January 31, 2023 and January 31, 2022, net receivables from transactions with customers were $3.7 billion and $3.4 billion, respectively.

Inventories
The Company utilizes various inventory methods to account for and value its inventories depending upon the nature of the store formats and businesses in each of its segments, resulting in inventories that are recorded at the lower of cost or market or net realizable value, as appropriate.
•Walmart U.S. Segment - Inventories are primarily accounted for under the retail inventory method of accounting ("RIM") to determine inventory cost, using the last-in, first-out ("LIFO") valuation method. RIM generally results in inventory being valued at the lower of cost or market as permanent markdowns are immediately recorded as a reduction of the retail value of inventory.
•Walmart International Segment – Depending on the store format in each market, inventories are generally accounted for using either the RIM or weighted-average cost method, using the first-in, first-out valuation method.
•Sam's Club Segment - The majority of this segment's inventory is accounted for and valued using the weighted-average cost LIFO method.
For those segments that utilize the LIFO method, the Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation. These estimates are adjusted to actual results determined at year end for inflation or deflation and inventory levels.
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

	Estimated Useful Lives	As of January 31,
(Dollars in millions)	(in Years)	2023	2022
Land	N/A	$19,317	$19,204
Buildings and improvements	3 - 40	104,554	100,376
Fixtures and equipment	2 - 30	65,235	60,282
Transportation equipment	3 - 15	2,462	2,263
Construction in progress	N/A	10,802	7,199
Property and equipment		202,370	189,324
Accumulated depreciation		(101,610)	(94,809)
Property and equipment, net		$100,760	$94,515
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and intangible assets for fiscal 2023, 2022 and 2021 was $10.9 billion, $10.7 billion and $11.2 billion, respectively.
Leases
For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2023, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. Management has performed its evaluation and determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
The following table reflects goodwill activity, by reportable segment, for fiscal 2023 and 2022:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2021	$2,696	$25,966	$321	$28,983
Changes in currency translation and other	—	(415)	—	(415)
Acquisitions	245	201	—	446
Balances as of January 31, 2022	2,941	25,752	321	29,014
Changes in currency translation and other	—	(1,475)	—	(1,475)
Acquisitions	433	202	—	635
Balances as of January 31, 2023	$3,374	$24,479	$321	$28,174

Intangible assets are recorded in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2023 and 2022, the Company had $4.3 billion and $4.8 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. There were no significant impairment charges related to intangible assets for fiscal 2023, 2022 or 2021.
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
Investments
Investments in equity securities are recorded in other long-term assets in the Consolidated Balance Sheets. Changes in fair value of equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option measured on a recurring basis, are recognized within other gains and losses in the Consolidated Statements of Income. These fair value changes, along with certain other immaterial investment activity, resulted in net losses of $1.7 billion and $2.4 billion for fiscal 2023 and fiscal 2022, respectively and net gains of $8.6 billion in fiscal 2021, primarily due to net changes in the underlying stock prices of those investments. Refer to Note 8 for details. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income.
Investments in debt securities classified as trading are reported at fair value and adjustments in fair value are recorded within other gains and losses in the Consolidated Statements of Income. As of January 31, 2023 and January 31, 2022, the Company had $0.5 billion and $1.0 billion, respectively, in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of January 31, 2023 and January 31, 2022, the Company had $0.6 billion and $0.7 billion, respectively, of certain legal indemnification liabilities recorded within deferred income taxes and other in the Consolidated Balance Sheets. The maximum of potential future payments under these indemnities was $3.1 billion, based on exchange rates as of January 31, 2023.
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
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated generally "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close-out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company's collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received from counterparties and cash collateral provided to counterparties under these arrangements was not significant as of January 31, 2023 and 2022.
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
Cash Flow Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The Company records changes in the fair value of these swaps in accumulated other comprehensive loss which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives will mature on dates ranging from July 2024 to January 2039.

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
Redeemable Noncontrolling Interest
Noncontrolling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity on the Consolidated Balance Sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable noncontrolling interest are recognized in capital in excess of par. As of January 31, 2023, the Company has a redeemable noncontrolling interest related to an acquisition in the Walmart U.S. segment as the minority interest owner holds a put option which may require the Company to purchase its interest beginning in December 2027 with annual options thereafter.
Revenue Recognition
Net Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise or services to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Estimated sales returns are calculated based on expected returns.
Membership Fee Revenue
The Company recognizes membership fee revenue over the term of the membership, which is typically 12 months. Membership fee revenue was $2.6 billion for fiscal 2023, $2.2 billion for fiscal 2022 and $1.7 billion for fiscal 2021. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets.

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
Financial, Advertising and Other Services
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
Payments from Suppliers
The Company receives consideration from suppliers for various programs, primarily volume incentives, warehouse allowances and reimbursements for specific programs such as markdowns, margin protection, certain advertising arrangements and supplier-specific fixtures. Payments from suppliers are accounted for as a reduction of cost of sales, except in certain limited situations when the payment is a reimbursement of specific, incremental and identifiable costs, and are recognized in the Company's Consolidated Statements of Income when the related inventory is sold.
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
Advertising Costs
Advertising costs are expensed as incurred, consist primarily of digital, television and print advertisements and are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Advertising costs were $4.1 billion, $3.9 billion and $3.2 billion for fiscal 2023, 2022 and 2021, respectively.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2023, 2022 and 2021.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2023	2022	2021
Numerator
Consolidated net income	$11,292	$13,940	$13,706
Consolidated net (income) loss attributable to noncontrolling interest	388	(267)	(196)
Consolidated net income attributable to Walmart	$11,680	$13,673	$13,510

Denominator
Weighted-average common shares outstanding, basic	2,724	2,792	2,831
Dilutive impact of stock options and other share-based awards	10	13	16
Weighted-average common shares outstanding, diluted	2,734	2,805	2,847

Net income per common share attributable to Walmart
Basic	$4.29	$4.90	$4.77
Diluted	4.27	4.87	4.75
Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 11.0 billion, of which 2.7 billion and 2.8 billion were issued and outstanding as of January 31, 2023 and 2022, respectively.
Purchases and Sales of Subsidiary Stock
During fiscal 2023, the Company completed a $0.4 billion buyout of the noncontrolling interest shareholders of the Company's
Massmart subsidiary. This transaction increased the Company's ownership in Massmart from approximately 53% to 100%. Additionally, the Company completed a $0.4 billion acquisition of Alert Innovation, which was previously consolidated as a variable interest entity, and resulted in the Company becoming a 100% owner.
Also during fiscal 2023, the Company increased its ownership in PhonePe, a digital transaction platform in India, from approximately 76% to approximately 89% as part of the separation from the Company's majority-owned Flipkart subsidiary. In consideration for the transaction, the Company recorded a liability to noncontrolling interest holders of $0.9 billion within accrued liabilities on the Company's Consolidated Balance Sheet.
During fiscal 2022, the Company received $3.2 billion primarily related to a new equity funding for the Company's majority-owned Flipkart subsidiary, which reduced the Company's ownership from approximately 83% as of January 31, 2021 to approximately 75%.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $1.6 billion, $1.2 billion and $1.2 billion for fiscal 2023, 2022 and 2021, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.4 billion, $0.3 billion and $0.3 billion for fiscal 2023, 2022 and 2021, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Restricted stock units	$927	$659	$742
Restricted stock and performance-based restricted stock units	444	321	277
Other	207	183	150
Share-based compensation expense	$1,578	$1,163	$1,169
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
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2023, restricted stock units generally vest at a rate of 8% each quarter over a three year period from the date of grant. For grants made from fiscal 2020 through fiscal 2022, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. Prior to fiscal 2020, 50% of restricted stock units generally vested three years from the grant date and the remaining 50% were vested five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2023, 2022 and 2021 was 2.3%, 3.8% and 4.4%, respectively.
•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units vest based on the passage of time and achievement of performance criteria and generally range from 0% to 150% of the original award amount. Vesting periods for restricted stock are generally between one month and three years. Vesting periods for performance-based restricted stock units are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2023, 2022 and 2021 was 3.3%, 4.2% and 4.5%, respectively.
In addition to the Plan, Flipkart and PhonePe have share-based compensation plans for associates under which options to acquire their own common shares may be issued. These plans may be subject to performance or other conditions, including vesting upon an initial public offering. Share-based compensation expense associated with certain of these plans is included in the Other line in the table above.
The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2023:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2022	17,283	$111.42	6,140	$125.25
Granted	9,357	143.97	4,572	142.74
Adjustment for performance achievement(1)	—	—	638	132.00
Vested/exercised	(8,338)	111.69	(3,242)	120.18
Forfeited	(2,082)	127.36	(948)	128.68
Outstanding as of January 31, 2023	16,220	$128.01	7,160	$138.86
(1) Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2023	2022	2021
Fair value of restricted stock units vested	$931	$703	$597
Fair value of restricted stock and performance-based restricted stock units vested	390	264	275
Unrecognized compensation cost for restricted stock units	1,323	1,102	1,062
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	548	417	344
Weighted average remaining period to expense for restricted stock units (years)	1.0	1.2	1.1
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.4	1.5	1.4

Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the fiscal year prior to November 21, 2022 were made under the plan in effect at the beginning of fiscal 2022. In November 2022, the Company approved a new $20.0 billion share repurchase program which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning November 21, 2022, replaced the previous share repurchase program. As of January 31, 2023 authorization for $19.3 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2023, 2022 and 2021:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2023	2022	2021
Total number of shares repurchased	73.9	69.7	19.4
Average price paid per share	$134.17	$140.45	$135.20
Total cash paid for share repurchases	$9,920	$9,787	$2,625

Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2023, 2022 and 2021:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2020	$(11,827)	$1,517	$(539)	$(1,956)	$(12,805)
Other comprehensive income (loss) before reclassifications, net	214	(221)	186	(172)	7
Reclassifications to income, net(1)	841	—	49	142	1,032
Balances as of January 31, 2021	(10,772)	1,296	(304)	(1,986)	(11,766)
Other comprehensive loss before reclassifications, net	(586)	(7)	(540)	—	(1,133)
Reclassifications related to business dispositions, net(2)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	66	8	74
Balances as of January 31, 2022	(8,100)	94	(748)	(12)	(8,766)
Other comprehensive income (loss) before reclassifications, net	(1,145)	—	(571)	5	(1,711)
Return of currency translation to parent(3)	(1,262)	—	—	—	(1,262)
Reclassifications to income, net	(309)	—	368	—	59
Balances as of January 31, 2023	$(10,816)	$94	$(951)	$(7)	$(11,680)
(1) Includes a cumulative foreign currency translation loss of $0.8 billion, for which there was no related income taxes, upon sale of the majority stake in Walmart Argentina. Refer to Note 12.
(2) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.
(3) Upon closing of the noncontrolling interest shareholder buyout of the Company's Massmart subsidiary during the fourth quarter of fiscal 2023, the cumulative amount of currency translation was reallocated from the Company's noncontrolling interest back to the Company. Refer to Note 3.
Amounts reclassified from accumulated other comprehensive loss for foreign currency on matured bonds (reflected in currency translation and other) and derivatives are recorded in interest, net, in the Company's Consolidated Statements of Income. The amounts for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2023 and 2022:

	January 31,
(Amounts in millions)	2023	2022
Accrued wages and benefits(1)	8,287	7,908
Self-insurance(2)	4,724	4,652
Accrued non-income taxes(3)	3,425	3,247
Opioid litigation settlement(4)	2,949	—
Deferred gift card revenue	2,488	2,559
Other(5)	9,253	7,694
Total accrued liabilities	$31,126	$26,060
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
(4)Represents the remaining balance for the opioids litigation settlement. See Note 10.
(5)Other accrued liabilities includes items such as deferred membership revenue, the purchase of PhonePe stock (see Note 3), interest, supply chain, advertising, and maintenance & utilities.
Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2023 and 2022 were $0.4 billion, with weighted-average interest rates of 6.6% and 2.9%, respectively.
The Company has various committed lines of credit in the U.S. to support its commercial paper program and are summarized in the following table:

	January 31, 2023			January 31, 2022
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)     In April 2022, the Company renewed and extended its existing 364-day revolving credit facility as well as its five year credit facility.
The committed lines of credit in the table above mature in April 2023 and April 2027, carry interest rates of SOFR plus 60 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $2.1 billion and $1.8 billion as of January 31, 2023 and 2022, respectively, of which $1.8 billion and $1.7 billion was drawn as of January 31, 2023 and 2022, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2023 and 2022:

	January 31, 2023			January 31, 2022
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2024 - 2053	$33,707	3.6%	$29,957	3.5%
Total U.S. dollar denominated		33,707		29,957
Fixed	2027 - 2030	1,790	4.0%	2,787	3.3%
Total Euro denominated		1,790		2,787
Fixed	2031 - 2039	3,318	5.4%	3,601	5.4%
Total Sterling denominated		3,318		3,601
Fixed	2025 - 2028	767	0.4%	1,475	0.3%
Total Yen denominated		767		1,475
Total unsecured debt		39,582		37,820
Total other(2)		(742)		(153)
Total debt		38,840		37,667
Less amounts due within one year		(4,191)		(2,803)
Long-term debt		$34,649		$34,864
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.

Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2024	$4,191
2025	3,516
2026	2,604
2027	2,737
2028	1,817
Thereafter	23,975
Total	$38,840

Debt Issuances
Information on significant long-term debt issued during fiscal 2023, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
September 9, 2022	$1,750	September 9, 2025	Fixed	3.900%	$1,744
September 9, 2022	$1,000	September 9, 2027	Fixed	3.950%	$994
September 9, 2022	$1,250	September 9, 2032	Fixed	4.150%	$1,239
September 9, 2022	$1,000	September 9, 2052	Fixed	4.500%	$992
Total					$4,969
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase Company stock. Additionally, the Company received immaterial proceeds from debt issuances by certain international markets.
Maturities and Extinguishments
The following table provides details of debt repayments during fiscal 2023:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 8, 2022	€850	Fixed	1.900%	$927
July 15, 2022	¥70,000	Fixed	0.183%	512
December 15, 2022	$1,250	Fixed	2.350%	1,250
Total repayment of matured debt				2,689

The following table provides details of debt repayments during fiscal 2022:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 15, 2021	$510	Fixed	4.250%	$510
June 23, 2021	$750	Floating	Floating	750
June 23, 2021	$1,750	Fixed	3.125%	1,750
Total repayment of matured debt				3,010

June 26, 2023	$2,750	Fixed	3.400%	470
October 15, 2023	$152	Fixed	6.750%	2
July 8, 2024	$1,500	Fixed	2.850%	510
December 15, 2024	$1,000	Fixed	2.650%	370
June 26, 2025	$1,500	Fixed	3.550%	625
July 8, 2026	$1,250	Fixed	3.050%	451
April 5, 2027	$483	Fixed	5.875%	110
June 26, 2028	$2,750	Fixed	3.700%	1,271
July 8, 2029	$1,250	Fixed	3.250%	517
September 24, 2029	$500	Fixed	2.375%	181
February 15, 2030	$588	Fixed	7.550%	119
September 1, 2035	$1,968	Fixed	5.250%	635
August 15, 2037	$1,300	Fixed	6.500%	262
April 15, 2038	$919	Fixed	6.200%	116
June 28, 2038	$1,500	Fixed	3.950%	925
April 1, 2040	$751	Fixed	5.625%	142
July 8, 2040	$378	Fixed	4.875%	101
October 25, 2040	$519	Fixed	5.000%	125
April 15, 2041	$918	Fixed	5.625%	305
April 11, 2043	$709	Fixed	4.000%	296
October 2, 2043	$269	Fixed	4.750%	38
April 22, 2044	$502	Fixed	4.300%	172
December 15, 2047	$1,000	Fixed	3.625%	566
June 29, 2048	$3,000	Fixed	4.050%	1,317
September 24, 2049	$1,000	Fixed	2.950%	371
Total repayment of extinguished debt(1)				10,000
Total				13,010
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
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally. The Company's lease costs recognized in the Consolidated Statement of Income consist of the following:

	Fiscal years ended January 31,
(Amounts in millions)	2023	2022	2021
Operating lease cost	$2,306	$2,274	$2,626
Finance lease cost:
Amortization of right-of-use assets	596	565	583
Interest on lease obligations	256	232	298
Variable lease cost	899	823	777

Other lease information is as follows:

	Fiscal years ended January 31,
(Amounts in millions)	2023	2022	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,280	2,234	2,629
Operating cash flows from finance leases	248	225	286
Financing cash flows from finance leases	563	538	546
Assets obtained in exchange for operating lease obligations	1,714	1,816	2,131
Assets obtained in exchange for finance lease obligations	1,226	1,044	1,547

	As of January 31,
	2023	2022
Weighted-average remaining lease term - operating leases	12.0 years	12.2 years
Weighted-average remaining lease term - finance leases	13.3 years	13.4 years
Weighted-average discount rate - operating leases	6.0%	5.9%
Weighted-average discount rate - finance leases	6.5%	6.5%

The aggregate annual lease obligations at January 31, 2023, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2024	$2,166	$834
2025	2,077	774
2026	1,917	712
2027	1,735	638
2028	1,556	545
Thereafter	11,018	5,438
Total undiscounted lease obligations	20,469	8,941
Less imputed interest	(6,168)	(3,531)
Net lease obligations	$14,301	$5,410
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
As described in Note 1, the Company measures the fair value of certain equity investments, including certain equity method investments, on a recurring basis in the accompanying Consolidated Balance Sheets. The fair values of the Company's equity investments measured on a recurring basis are as follows:

(Amounts in millions)	Fair Value as of January 31, 2023	Fair Value as of January 31, 2022
Equity investments measured using Level 1 inputs	$5,099	$6,069
Equity investments measured using Level 2 inputs	5,570	5,819
Total	$10,669	$11,888

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2023 and January 31, 2022, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2023			January 31, 2022
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$8,021	$(689)	(1)	$8,021	$(47)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,900	(1,423)	(1)	7,855	(1,048)	(1)
Total	$13,921	$(2,112)		$15,876	$(1,095)
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
Upon completing the sales of the Company's operations in the U.K. in February 2021 and Japan in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion in the first quarter of fiscal 2022 within other gains and losses in the Consolidated Statements of Income. Refer to Note 12. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of January 31, 2023.
For the fiscal year ended January 31, 2021, the Company's operations in Argentina, Japan and the U.K. met the held for sale criteria in fiscal 2021, as further discussed in Note 12. As a result, the individual disposal groups were measured at fair value, less costs to sell, which is considered a Level 3 fair value measurement based on each transaction's expected consideration. The carrying value of the Argentina, Japan and U.K. disposal groups exceeded their fair value, less costs to sell, and as a result, the Company recognized non-recurring impairment charges. The aggregate pre-tax loss of $8.3 billion associated with the divestiture of these operations in the Walmart International segment was recorded in other gains and losses in the Consolidated Statements of Income for the year ended January 31, 2021, and included these impairment charges as well as a $2.3 billion charge related to the Asda pension plan. These impairment charges included the anticipated release of non-cash cumulative foreign currency translation losses associated with the disposal groups. Other impairment charges for assets measured at fair value on a nonrecurring basis during fiscal 2021 were immaterial.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2023 and 2022, are as follows:

	January 31, 2023		January 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$38,840	$38,169	$37,667	$42,381
Note 9. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
U.S.	$15,089	$15,536	$18,068
Non-U.S.	1,927	3,160	2,496
Total income before income taxes	$17,016	$18,696	$20,564

A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Current:
U.S. federal	$2,030	$3,313	$2,991
U.S. state and local	610	649	742
International	2,654	1,553	1,127
Total current tax provision	5,294	5,515	4,860
Deferred:
U.S. federal	608	(671)	2,316
U.S. state and local	119	41	23
International	(297)	(129)	(341)
Total deferred tax expense (benefit)	430	(759)	1,998
Total provision for income taxes	$5,724	$4,756	$6,858
Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	3.1%	2.8%	2.9%
Income taxed outside the U.S.	1.1%	(1.5)%	(0.1)%
Separation, disposal and wind-down of certain business operations	6.3%	0.5%	7.1%
Valuation allowance	1.7%	4.4%	2.3%
Net impact of repatriated international earnings	(0.4)%	(0.3)%	(0.4)%
Federal tax credits	(1.3)%	(1.1)%	(0.9)%
Change in unrecognized tax benefits	0.3%	0.2%	0.8%
Other, net	1.8%	(0.6)%	0.6%
Effective income tax rate	33.6%	25.4%	33.3%
The following sections regarding deferred taxes, unremitted earnings, net operating losses, tax credit carryforwards, valuation allowances and uncertain tax positions exclude amounts related to operations classified as held for sale.
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2023	2022
Deferred tax assets:
Loss and tax credit carryforwards	$7,690	$9,456
Accrued liabilities	3,312	2,752
Share-based compensation	237	231
Lease obligations	4,653	4,320
Other	839	893
Total deferred tax assets	16,731	17,652
Valuation allowances	(7,815)	(9,542)
Deferred tax assets, net of valuation allowances	8,916	8,110
Deferred tax liabilities:
Property and equipment	4,352	4,414
Acquired intangibles	932	1,065
Inventory	3,032	1,588
Lease right of use assets	4,727	4,355
Mark-to-market investments	1,390	1,825
Other	249	307
Total deferred tax liabilities	14,682	13,554
Net deferred tax liabilities	$5,766	$5,444

The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2023	2022
Balance Sheet classification
Assets:
Other long-term assets	$1,503	$1,473
Liabilities:
Deferred income taxes and other	7,269	6,917
Net deferred tax liabilities	$5,766	$5,444
Unremitted Earnings
Prior to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes.  As of January 31, 2023, the Company has not recorded approximately $3 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2023, the Company's net operating loss and capital loss carryforwards totaled approximately $32.3 billion. Of these carryforwards, approximately $19.6 billion will expire, if not utilized, in various years through 2043. The remaining carryforwards have no expiration.
The realizability of these future tax deductions and credits is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the Consolidated Statements of Income.
The Company had valuation allowances of approximately $7.8 billion and $9.5 billion as of January 31, 2023 and 2022, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards. Activity in the valuation allowance during fiscal 2023 related to valuation allowance builds in multiple markets, as well as releases due to the expiration of unrealized deferred tax assets.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2023 and 2022, the amount of gross unrecognized tax benefits related to continuing operations was $3.3 billion and $3.2 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.5 billion and $1.8 billion as of January 31, 2023 and 2022, respectively.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$3,245	$3,135	$1,817
Increases related to prior year tax positions	79	170	92
Decreases related to prior year tax positions	(248)	(97)	(264)
Increases related to current year tax positions	357	75	1,582
Settlements during the period	(89)	(5)	(64)
Lapse in statutes of limitations	(37)	(33)	(28)
Gross unrecognized tax benefits, end of year	$3,307	$3,245	$3,135
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2023, 2022 and 2021. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.

The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2018 through 2022. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2022, and for U.S. state and local income taxes generally for the fiscal years ended 2015 through 2022. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2013.
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
Note 10. Contingencies
Legal Proceedings
The Company is involved in a number of legal proceedings and certain regulatory matters. The Company records a liability for those legal proceedings and regulatory matters when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations or cash flows.
Settlement Framework Regarding Multidistrict and State or Local Opioid Related Litigation
During fiscal 2023, the Company accrued a liability for approximately $3.3 billion for the Settlement Framework (described below) and other previously agreed upon state and tribal settlements. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, the Settlement Framework will only take effect once a sufficient number of political subdivisions join, and there is no assurance regarding such participation. The amount of ultimate loss may thus differ materially from this accrual. The Settlement Framework includes no admission of wrongdoing or liability by the Company, and the Company continues to believe it has substantial factual and legal defenses to opioids-related litigation.
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
Similar cases that name the Company also have been filed in state courts by state, local, and tribal governments, healthcare providers, and other plaintiffs. Plaintiffs in these state court cases and in the MDL are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company has also been responding to subpoenas, information requests, and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids.
On November 15, 2022, the Company announced it had agreed to financial amounts and payment terms to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes whether as part of the MDL (excluding, however, a single, two-county trial described further below) or pending state court, as well as all potential claims that could be made against the Company by states, political subdivisions, and Native American tribes for up to approximately $3.1 billion (the "Settlement Amount"). The Settlement Amount includes amounts for remediation of alleged harms as well as attorneys' fees and costs and also includes some, but not all, amounts from previously agreed recent settlements by the Company. One settlement framework with corresponding conditions and participation thresholds applies for the states and political subdivisions, and another settlement framework with corresponding conditions and participation thresholds applies for the Native American tribes. Both settlement frameworks are referred to collectively as the "Settlement Framework."
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. On December 20, 2022, the Company announced that it had settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other

U.S. territories (the "Settling States"), thus satisfying the initial threshold of required participation by Settling States. The settlement with the Settling States is now contingent upon, among other applicable terms and conditions, a sufficient number of political subdivisions also agreeing to participate in the Settlement Framework.
If all conditions for the Settlement Framework, including, but not limited to, the minimum participation thresholds applicable for political subdivisions are satisfied within the prescribed deadlines, then the Company would expect to pay up to the full portion of the Settlement Amount attributable to the Settling States, beginning as early as the second quarter of fiscal 2024 and being completed during fiscal 2024. However, the Company cannot predict if, when, or to what extent the Settlement Framework will be finalized with any of the Settling States.
In the fourth quarter of fiscal 2023, the Company paid $0.4 billion for separate settlements with Cherokee Nation, New Mexico, and Florida. Following these payments, the remaining $2.9 billion liability for the Settlement Framework and other settlements is recorded in accrued liabilities within the Company's Consolidated Balance Sheet as of January 31, 2023.
The Settlement Framework also provides for payments to Native American tribes (excluding Cherokee Nation), contingent upon the number of tribes, including those tribes that have not yet sued the Company, that agreed to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline (the "Settling Tribes"). Pursuant to the terms of the Settlement Framework, on March 3, 2023, the Company paid approximately $0.1 billion to the Settling Tribes in satisfaction of their claims against the Company.
Other Opioid Related Litigation
The Company will continue to vigorously defend against any opioid-related litigation not covered or otherwise extinguished by the Settlement Framework, including, but not limited to, each of the matters described below; any other actions filed by healthcare providers, individuals, and third-party payers, as well as any action filed by a state, political subdivision, or Native American tribe that does not agree to the Settlement Framework. Accordingly, the Company has not accrued a liability for these opioid-related litigation matters nor can the Company reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of these matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Two-county Trial and MDL Bellwethers. The liability phase of a single, two-county trial in one of the MDL cases resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023.
The MDL has designated five additional single-county cases as bellwethers to proceed through discovery; however, these five counties ultimately may elect to participate in the Settlement Framework and receive a portion of the Settlement Amount rather than go to trial.
DOJ Opioid Civil Litigation. On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act. The DOJ is seeking civil penalties and injunctive relief. The Company initially moved to dismiss the DOJ complaint on February 22, 2021. After that motion was fully briefed, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a partial motion to dismiss the amended complaint. That motion remains pending.
Opioid Related Securities Class Actions and Derivative Litigation. In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021 purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action. After the parties had fully briefed the motion to dismiss, on September 9, 2022, the Court entered an order permitting the plaintiffs to file an amended complaint, which was filed on October 14, 2022 and which revised the applicable putative class of investors to those who acquired Walmart stock from March 31, 2017, through December 22, 2020. On November 16, 2022, the defendants filed a motion to dismiss the amended complaint. That motion remains pending.
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021 alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. On September 26, 2022, the court held a hearing on that motion, and a ruling remains pending.
Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, was and still is a defendant in certain equal value claims that began in 2008 and are proceeding before an Employment Tribunal in Manchester in the United Kingdom on behalf of current and former Asda store employees, as well as additional claims in the High Court of the United Kingdom (the "Asda Equal Value Claims"). Further claims may be asserted in the future. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may be filed, and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice (the "DOJ") seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company continues to cooperate with and provide information in response to requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint, on October 5, 2022, the FTC responded to the motion, and on October 28, 2022, the Company filed its reply. The court has entered an order staying discovery pending a decision on the Company's motion to dismiss. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2023, 2022 and 2021:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Defined contribution plans:
U.S.	$1,491	$1,441	$1,290
International	74	39	200
Total contribution expense for defined contribution plans	$1,565	$1,480	$1,490
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

Note 12. Disposals, Acquisitions and Related Items
The following dispositions impact the Company's Walmart International segment. Other immaterial transactions have also occurred.
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
The Walmart U.S. segment includes the Company's mass merchant concept in the U.S., as well as eCommerce, which includes omni-channel initiatives and certain other business offerings such as advertising services through Walmart Connect. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club segment includes the warehouse membership clubs in the U.S., as well as eCommerce and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
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

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2023
Net sales	$420,553	$100,983	$84,345	$—	$605,881
Operating income (loss)	20,620	2,965	1,964	(5,121)	20,428
Interest, net					(1,874)
Other gains and (losses)					(1,538)
Income before income taxes					$17,016
Total assets	$130,659	$86,766	$15,490	$10,282	$243,197
Depreciation and amortization	7,054	1,964	609	1,318	10,945
Capital expenditures	11,425	2,625	727	2,080	16,857

Fiscal Year Ended January 31, 2022
Net sales	$393,247	$100,959	$73,556	$—	$567,762
Operating income (loss)	21,587	3,758	2,259	(1,662)	25,942
Interest, net					(1,836)
Loss on extinguishment of debt					(2,410)
Other gains and (losses)					(3,000)
Income before income taxes					$18,696
Total assets	$125,044	$91,403	$14,678	$13,735	$244,860
Depreciation and amortization	$6,773	$1,963	$601	$1,321	10,658
Capital expenditures	$8,475	$2,497	$622	$1,512	13,106

Fiscal Year Ended January 31, 2021
Net sales	$369,963	$121,360	$63,910	$—	$555,233
Operating income (loss)	19,116	3,660	1,906	(2,134)	22,548
Interest, net					(2,194)
Other gains and (losses)					210
Income before income taxes					$20,564
Total assets	$113,490	$109,445	$13,415	$16,146	$252,496
Depreciation and amortization	6,561	2,633	599	1,359	11,152
Capital expenditures	6,131	2,436	488	1,209	10,264
Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of property and equipment, net and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2023, 2022 and 2021, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2023	2022	2021
Revenues
U.S. operations	$508,685	$470,295	$436,649
Non-U.S. operations	102,604	102,459	122,502
Total revenues	$611,289	$572,754	$559,151

Long-lived assets
U.S. operations	$95,567	$89,795	$87,068
Non-U.S. operations	23,667	22,829	22,780
Total long-lived assets	$119,234	$112,624	$109,848
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

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2023	2022	2021
Grocery	$247,299	$218,944	$208,413
General merchandise	118,597	125,876	119,406
Health and wellness	46,591	42,839	38,522
Other categories	8,066	5,588	3,622
Total	$420,553	$393,247	$369,963
Of Walmart U.S.'s total net sales, approximately $53.4 billion, $47.8 billion and $43.0 billion related to eCommerce for fiscal 2023, 2022 and 2021, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2023	2022	2021
Mexico and Central America	$40,496	$35,964	$32,642
Canada	22,300	21,773	19,991
China	14,711	13,852	11,430
United Kingdom	—	3,811	29,234
Other	23,476	25,559	28,063
Total	$100,983	$100,959	$121,360
Of Walmart International's total net sales, approximately $20.3 billion, $18.5 billion and $16.6 billion related to eCommerce for fiscal 2023, 2022 and 2021, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam's Club net sales by merchandise category	2023	2022	2021
Grocery and consumables	$53,027	$46,822	$42,148
Fuel, tobacco and other categories	14,636	10,751	7,590
Home and apparel	9,579	9,037	7,340
Health and wellness	4,248	3,956	3,792
Technology, office and entertainment	2,855	2,990	3,040
Total	$84,345	$73,556	$63,910
Of Sam's Club's total net sales, approximately $8.4 billion, $6.9 billion and $5.3 billion related to eCommerce for fiscal 2023, 2022 and 2021, respectively.
Note 14. Subsequent Event
Dividends Declared
The Company approved, effective February 21, 2023, the fiscal 2024 annual dividend of $2.28 per share, an increase over the fiscal 2023 dividend of $2.24 per share. For fiscal 2024, the annual dividend will be paid in four quarterly installments of $0.57 per share, according to the following record and payable dates:

Record Date	Payable Date
March 17, 2023	April 3, 2023
May 5, 2023	May 30, 2023
August 11, 2023	September 5, 2023
December 8, 2023	January 2, 2024

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2023. The Company's internal control over financial reporting as of January 31, 2023, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of January 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
In the first quarter of fiscal 2024, we will begin upgrading our financial system, including our general ledger and other applications, in stages. This financial system will continue to be a significant component of our internal control over financial reporting as it is implemented.

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
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2022 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts, our Reporting Protocols for Senior Financial Officers and our Code of Conduct applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this Item 10 is incorporated herein by reference to the information under the captions "Corporate Governance" and "Proposal No. 4: Ratification of Independent Accountants" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Reporting Protocols for Senior Financial Officers and our Code of Conduct and the posting of amendments to and any waivers of the Reporting Protocols for Senior Financial Officers and our Code of Conduct on our website.

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

3.	Exhibits: See exhibits listed under part (b) below.

(b)    The required exhibits are filed as part of this Form 10-K or are incorporated by reference herein.(1)

3.1	Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 1, 2018

3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

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

4.8*	Description of Registrant's Securities

10.1*	Walmart Inc. Deferred Compensation Matching Plan, as amended and restated effective February 1, 2023 (C)

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

10.5*	Walmart Inc. Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2023 (C)

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
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 (C)

10.8
Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed March 18, 2022 (C)

10.9
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions is incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed on March 18, 2022 (C)

10.10*	Walmart Inc. Officer Deferred Compensation Plan, as amended and restated effective February 1, 2023 (C)

10.11
Form of Share Settled Restricted Stock Unit Notification and Terms and Conditions Awarded to Suresh Kumar on July 9, 2019 is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2019 filed on September 6, 2019 (C)

10.12
Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.13
Separation Agreement between the Company and Marc Lore dated January 26, 2021 is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed on March 19, 2021 (C)

10.14	Retirement Agreement between the Company and M. Brett Biggs dated November 29, 2021 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2021 (C)

10.15
Share Issuance and Acquisition Agreement by and Between Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.16
Counterpart Form of Share Purchase Agreement by and Among Wal-Mart International Holdings, Inc., the shareholders of Flipkart Private Limited identified on Schedule I thereto, Fortis Advisors LLC and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

99.1*	Certain Federal and State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
(1)	Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
(c)    Financial Statement Schedules: None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walmart Inc.

Date: March 17, 2023	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 17, 2023	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 17, 2023	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 17, 2023	By	/s/ John David Rainey
John David Rainey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 17, 2023	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2023

Date: March 17, 2023	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 17, 2023	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 17, 2023	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 17, 2023	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 17, 2023	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 17, 2023	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 17, 2023	By	/s/ Randall L. Stephenson
Randall L. Stephenson
Director

Date: March 17, 2023	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 17, 2023	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2023