Form 10-Q
period 2023-04-30
Walmart Inc.
filed 2023-06-02
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2023.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,692,835,112 shares of common stock outstanding as of May 31, 2023.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2023	2022
Revenues:
Net sales	$151,004	$140,288
Membership and other income	1,297	1,281
Total revenues	152,301	141,569
Costs and expenses:
Cost of sales	115,284	106,847
Operating, selling, general and administrative expenses	30,777	29,404
Operating income	6,240	5,318
Interest:
Debt	568	372
Finance lease	96	83
Interest income	(107)	(36)
Interest, net	557	419
Other (gains) and losses	2,995	1,998
Income before income taxes	2,688	2,901
Provision for income taxes	792	798
Consolidated net income	1,896	2,103
Consolidated net income attributable to noncontrolling interest	(223)	(49)
Consolidated net income attributable to Walmart	$1,673	$2,054

Net income per common share:
Basic net income per common share attributable to Walmart	$0.62	$0.75
Diluted net income per common share attributable to Walmart	0.62	0.74

Weighted-average common shares outstanding:
Basic	2,694	2,754
Diluted	2,704	2,765

Dividends declared per common share	$2.28	$2.24
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Consolidated net income	$1,896	$2,103
Consolidated net income attributable to noncontrolling interest	(223)	(49)
Consolidated net income attributable to Walmart	1,673	2,054

Other comprehensive income (loss), net of income taxes
Currency translation and other	809	232
Net investment hedges	—	—
Cash flow hedges	(69)	42
Minimum pension liability	2	1
Other comprehensive income (loss), net of income taxes	742	275
Other comprehensive (income) loss attributable to noncontrolling interest	(209)	(7)
Other comprehensive income (loss) attributable to Walmart	533	268

Comprehensive income, net of income taxes	2,638	2,378
Comprehensive income attributable to noncontrolling interest	(432)	(56)
Comprehensive income attributable to Walmart	$2,206	$2,322
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,575	$8,625	$11,817
Receivables, net	7,647	7,933	7,674
Inventories	56,932	56,576	61,229
Prepaid expenses and other	3,357	2,521	2,500
Total current assets	78,511	75,655	83,220

Property and equipment, net	102,335	100,760	94,741
Operating lease right-of-use assets	13,679	13,555	13,971
Finance lease right-of-use assets, net	5,124	4,919	4,505
Goodwill	28,306	28,174	29,438
Other long-term assets	17,098	20,134	20,267
Total assets	$245,053	$243,197	$246,142

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$1,711	$372	$11,432
Accounts payable	54,268	53,742	52,926
Dividends payable	4,602	—	4,631
Accrued liabilities	27,527	31,126	21,061
Accrued income taxes	1,325	727	904
Long-term debt due within one year	3,975	4,191	3,580
Operating lease obligations due within one year	1,490	1,473	1,485
Finance lease obligations due within one year	607	567	511
Total current liabilities	95,505	92,198	96,530

Long-term debt	38,120	34,649	32,174
Long-term operating lease obligations	12,925	12,828	13,226
Long-term finance lease obligations	5,039	4,843	4,409
Deferred income taxes and other	13,999	14,688	13,943

Commitments and contingencies

Redeemable noncontrolling interest	234	237	260

Equity:
Common stock	269	269	275
Capital in excess of par value	5,248	4,969	4,587
Retained earnings	78,035	83,135	80,532
Accumulated other comprehensive loss	(11,147)	(11,680)	(8,498)
Total Walmart shareholders' equity	72,405	76,693	76,896
Nonredeemable noncontrolling interest	6,826	7,061	8,704
Total equity	79,231	83,754	85,600
Total liabilities, redeemable noncontrolling interest, and equity	$245,053	$243,197	$246,142
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	2,693	$269	$4,969	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($2.28 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(5)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	6	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	2,694	$269	$5,248	$78,035	$(11,147)	$72,405	$6,826	$79,231
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income, net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600

See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,896	$2,103
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,845	2,680
Investment (gains) and losses, net	3,062	1,989
Deferred income taxes	(725)	(69)
Other operating activities	249	(59)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	376	837
Inventories	(154)	(4,699)
Accounts payable	971	(1,640)
Accrued liabilities	(4,447)	(4,949)
Accrued income taxes	560	49
Net cash provided by (used in) operating activities	4,633	(3,758)

Cash flows from investing activities:
Payments for property and equipment	(4,429)	(3,539)
Proceeds from the disposal of property and equipment	47	35
Proceeds from disposal of certain operations	48	—
Payments for business acquisitions, net of cash acquired	—	(598)
Other investing activities	(526)	(456)
Net cash used in investing activities	(4,860)	(4,558)

Cash flows from financing activities:
Net change in short-term borrowings	1,343	10,995
Proceeds from issuance of long-term debt	4,967	—
Repayments of long-term debt	(1,784)	(926)
Dividends paid	(1,538)	(1,543)
Purchase of Company stock	(686)	(2,408)
Sale of subsidiary stock	483	35
Other financing activities	(845)	(838)
Net cash provided by financing activities	1,940	5,315

Effect of exchange rates on cash, cash equivalents and restricted cash	154	49

Net increase (decrease) in cash, cash equivalents and restricted cash	1,867	(2,952)
Cash, cash equivalents and restricted cash at beginning of year	8,841	14,834
Cash, cash equivalents and restricted cash at end of period	$10,708	$11,882
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023 ("fiscal 2023"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of April 2023 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The Company adopted this ASU as of February 1, 2023, other than the roll-forward disclosure requirement which the Company will adopt in fiscal 2025.
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiate the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $4.7 billion, $5.2 billion and $6.0 billion, as of April 30, 2023, January 31, 2023 and April 30, 2022, respectively. These obligations are primarily recorded within the accounts payable account within the Condensed Consolidated Balance Sheets. The activity related to these programs is reflected within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2023 and 2022.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2023	2022
Numerator
Consolidated net income	$1,896	$2,103
Consolidated net income attributable to noncontrolling interest	(223)	(49)
Consolidated net income attributable to Walmart	$1,673	$2,054

Denominator
Weighted-average common shares outstanding, basic	2,694	2,754
Dilutive impact of share-based awards	10	11
Weighted-average common shares outstanding, diluted	2,704	2,765

Net income per common share attributable to Walmart
Basic	$0.62	$0.75
Diluted	0.62	0.74
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2023	$(10,816)	$94	$(951)	$(7)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	600	—	(82)	2	520
Reclassifications to income, net	—	—	13	—	13
Balances as of April 30, 2023	$(10,216)	$94	$(1,020)	$(5)	$(11,147)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)

Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2023 and January 31, 2023, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt(1)	—	4,967	4,967
Repayments of long-term debt	(1,784)	—	(1,784)
Reclassifications of long-term debt	1,572	(1,572)	—
Other	(4)	76	72
Balances as of April 30, 2023	$3,975	$38,120	$42,095
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the three months ended April 30, 2023, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed Interest Rate	Net Proceeds
April 18, 2023	$750	April 15, 2026	4.000%	$748
April 18, 2023	$750	April 15, 2028	3.900%	$746
April 18, 2023	$500	April 15, 2030	4.000%	$497
April 18, 2023	$1,500	April 15, 2033	4.100%	$1,491
April 18, 2023	$1,500	April 15, 2053	4.500%	$1,485
Total				$4,967
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
Debt Repayments
Information on significant long-term debt repayments during the three months ended April 30, 2023 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 11, 2023	$1,750	Fixed	2.55%	$1,750
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

The Company measures the fair value of certain equity investments, including certain equity method investments, on a recurring basis within other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of April 30, 2023	Fair Value as of January 31, 2023
Equity investments measured using Level 1 inputs	$3,433	$5,099
Equity investments measured using Level 2 inputs	4,082	5,570
Total	$7,515	$10,669
Changes in fair value of equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option measured on a recurring basis, are recognized within other gains and losses in the Condensed Consolidated Statements of Income. These fair value changes, along with certain other immaterial investment activity, resulted in net losses of $3.2 billion and $2.0 billion for three months ended April 30, 2023 and 2022, respectively, primarily due to net changes in the underlying stock prices of those investments. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2023 and January 31, 2023, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2023			January 31, 2023
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$6,271	$(669)	(1)	$8,021	$(689)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,920	(1,522)	(1)	5,900	(1,423)	(1)
Total	$12,191	$(2,191)		$13,921	$(2,112)
(1)Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2023 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of April 30, 2023 and January 31, 2023, are as follows:

	April 30, 2023		January 31, 2023
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$42,095	$41,296	$38,840	$38,169
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
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. On December 20, 2022, the Company announced that it had settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories (the "Settling States"), thus satisfying the initial threshold of required participation by Settling States. The settlement with the Settling States is now contingent upon, among other applicable terms and conditions, a sufficient number of political subdivisions also agreeing to participate in the Settlement Framework, which condition the Company believes will be satisfied. The Settlement Framework will become effective 15 days following a settlement administrator's determination that this condition has been satisfied. If the Settlement Framework becomes effective, then the Company will be required to deposit into an account up to the full portion of the Settlement Amount attributable to the Settling States within 15 days following the effective date of the Settlement Framework.
If all conditions for the Settlement Framework, including, but not limited to, the minimum participation thresholds applicable for the political subdivisions have been satisfied within the prescribed deadlines, then the Company would expect to pay up to the full portion of the Settlement Amount attributable to the Settling States, beginning as early as the second quarter of fiscal 2024 and being completed during fiscal 2024. However, unless and until the settlement administrator has determined as such, the Company cannot predict if, when, or to what extent the Settlement Framework will be finalized with any of the Settling States.
Through May 2023, the Company has paid approximately $0.6 billion in the aggregate for separate settlements with Cherokee Nation, New Mexico, Florida, West Virginia, and Alabama, as well as various Native American tribes (excluding Cherokee Nation) that agreed to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. Of the original approximately $3.3 billion accrued liability for the Settlement Framework and other settlements, approximately $2.8 billion remains and is recorded in accrued liabilities within the Company's Condensed Consolidated Balance Sheet as of April 30, 2023.

Other Opioid Related Litigation
The Company will continue to vigorously defend against any opioid-related litigation not covered or otherwise resolved by the Settlement Framework, including, but not limited to, each of the matters described below; any other actions filed by healthcare providers, individuals, and third-party payers; as well as any action filed by a political subdivision or Native American tribe that is not resolved by the Settlement Framework. Accordingly, the Company has not accrued a liability for these opioid-related litigation matters nor can the Company reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of these matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Two-county Trial and MDL Bellwethers; and Canada. The liability phase of a single, two-county trial in one of the MDL cases resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023.
The MDL has designated five additional single-county cases as bellwethers to proceed through discovery; however, these five counties ultimately may elect to participate in the Settlement Framework and receive a portion of the Settlement Amount rather than go to trial.
Wal-Mart Canada Corp. and certain other subsidiaries of the Company have been named as defendants in two putative class action complaints filed in Canada related to dispensing and distribution practices involving opioids.
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
Opioid Related Securities Class Actions and Derivative Litigation. In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021, purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action. After the parties had fully briefed the motion to dismiss, on September 9, 2022, the Court entered an order permitting the plaintiffs to file an amended complaint, which was filed on October 14, 2022, and which revised the applicable putative class of investors to those who acquired Walmart stock from March 31, 2017 through December 22, 2020. On November 16, 2022, the defendants filed a motion to dismiss the amended complaint. That motion remains pending.
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021, alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties.

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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company continues to cooperate with and provide information in response to requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint. On October 5, 2022, the FTC responded to the motion, and on October 28, 2022, the Company filed its reply. On March 27, 2023, the Court issued an opinion dismissing the FTC's claim under the Telemarketing Sales Rule and denying Walmart's motion to dismiss the claim under Section 5 of the FTC Act. On April 12, 2023, Walmart filed a motion to certify the Court's March 27, 2023, order for interlocutory appeal. The FTC's response to Walmart's motion to certify an interlocutory appeal was filed on May 8, 2023; Walmart's reply was filed on May 18, 2023. The FTC's amended complaint is due on June 30, 2023, subject to any further changes based upon the Court's ruling on the interlocutory appeal. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net sales:
Walmart U.S.	$103,901	$96,904
Walmart International	26,604	23,763
Sam's Club	20,499	19,621
Net sales	$151,004	$140,288
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Operating income (loss):
Walmart U.S.	$4,984	$4,462
Walmart International	1,164	772
Sam's Club	458	460
Corporate and support	(366)	(376)
Operating income	6,240	5,318
Interest, net	557	419
Other (gains) and losses	2,995	1,998
Income before income taxes	$2,688	$2,901
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

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2023	2022
Grocery	$63,407	$56,764
General merchandise	25,765	27,379
Health and wellness	12,848	10,894
Other categories	1,881	1,867
Total	$103,901	$96,904
Of Walmart U.S.'s total net sales, approximately $14.5 billion and $11.4 billion related to eCommerce for the three months ended April 30, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2023	2022
Mexico and Central America	$10,958	$9,088
Canada	5,140	5,150
China	4,924	4,127
Other	5,582	5,398
Total	$26,604	$23,763
Of Walmart International's total net sales, approximately $5.4 billion and $4.3 billion related to eCommerce for the three months ended April 30, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam's Club net sales by merchandise category	2023	2022
Grocery and consumables	$13,498	$12,301
Fuel, tobacco and other categories	3,188	3,558
Home and apparel	2,079	2,115
Health and wellness	1,156	1,010
Technology, office and entertainment	578	637
Total	$20,499	$19,621
Of Sam's Club's total net sales, approximately $2.2 billion and $1.9 billion related to eCommerce for the three months ended April 30, 2023 and 2022, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2024 ("fiscal 2024") and the fiscal year ended January 31, 2023 ("fiscal 2023"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2023, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Condensed Consolidated Financial Statements as of and for the year ended January 31, 2023, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2023.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our strategy, such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain and inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment.

We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. However, like other retail companies, we have experienced continued inflation that impacts our merchandise costs. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include, but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
We expect continued uncertainty in our business and the global economy due to pressure from inflation, a challenging macro environment, geopolitical conditions, supply chain disruptions, volatility in employment trends and consumer confidence. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.

Company Performance Metrics
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs.  At times, we adjust our business strategies to maintain and strengthen our competitive positions in the countries in which we operate.  We define our financial priorities as follows:
•Growth - serve customers through a seamless omni-channel experience;
•Margin - improve our operating income margin through productivity initiatives as well as category and business mix; and
•Returns - improve our Return on Investment ("ROI") through margin improvement and disciplined capital spend.
Growth
Our objective of prioritizing growth means we will focus on serving customers and members however they want to shop through our omni-channel business model. This includes increasing comparable store and club sales through increasing membership at Sam's Club and through Walmart+, accelerating eCommerce sales growth and expansion of omni-channel initiatives that complement our strategy.
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar, which may result in differences when compared to comparable sales using the retail calendar. We focus on comparable sales in the U.S. as we believe it is a meaningful metric within the context of the U.S. retail market where there is a single currency, one inflationary market and generally consistent store and club formats from year to year.
Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2023 and 2022, were as follows:

	Three Months Ended April 30,
	2023	2022	2023	2022
	With Fuel		Fuel Impact
Walmart U.S.	7.5%	4.0%	(0.2)%	0.6%
Sam's Club	4.6%	17.4%	(3.0)%	6.9%
Total U.S.	7.1%	6.0%	(0.6)%	1.6%
Comparable sales in the U.S., including fuel, increased 7.1% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 7.5% for the three months ended April 30, 2023, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.6% for the three months ended April 30, 2023, which was primarily driven by store pickup and delivery.
Comparable sales at the Sam's Club segment increased 4.6% for the three months ended April 30, 2023. Growth in comparable sales benefited from growth in average ticket and transactions and included higher inflation impacts in certain merchandise categories. The Sam's Club segment's eCommerce sales positively contributed approximately 1.5% to comparable sales for the three months ended April 30, 2023, which was primarily driven by Curbside Pickup and Ship to Home.

Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory, and reduce costs, and we operate with discipline by managing expenses and optimizing the efficiency of how we work. Additionally, we focus on our mix of businesses, including the expansion of connected value streams with higher margins, such as advertising. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net sales	$151,004	$140,288
Percentage change from comparable period	7.6%	2.3%
Gross profit as a percentage of net sales	23.7%	23.8%
Operating, selling, general and administrative expenses as a percentage of net sales	20.4%	21.0%
Operating income	$6,240	$5,318
Operating income as a percentage of net sales	4.1%	3.8%
Gross profit as a percentage of net sales ("gross profit rate") decreased 18 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The decrease was primarily due to mix of sales globally, partially offset by the lapping of higher supply chain costs incurred in the previous year.
Operating expenses as a percentage of net sales decreased 58 basis points for the three months ended April 30, 2023. The decrease was driven by higher sales in each of our segments as well as operating discipline.
Operating income as a percentage of net sales increased 34 basis points for the three months ended April 30, 2023, due to the factors described above.
Returns
As we execute our strategic priorities, focusing on high return investments that drive operating leverage, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 4.5% and 5.5% for the trailing twelve months ended April 30, 2023 and 2022, respectively. The decrease in ROA was primarily due to the decrease in net income, which was driven by lower operating income, partially offset by lapping debt extinguishment charges. ROI was 12.7% and 13.9% for the trailing twelve months ended April 30, 2023 and 2022, respectively. The decrease in ROI was primarily due to the decrease in operating income which included opioid legal charges and reorganization and restructuring charges recorded during the second half of fiscal 2023.
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

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2023	2022
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$11,085	$13,232
Denominator
Average total assets(1)	$245,598	$241,362
Return on assets (ROA)	4.5%	5.5%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,350	$24,351
+ Interest income	323	163
+ Depreciation and amortization	11,110	10,679
+ Rent	2,301	2,270
= ROI operating income	$35,084	$37,463

Denominator
Average total assets(1)	$245,598	$241,362
'+ Average accumulated depreciation and amortization(1)	108,730	100,315
'- Average accounts payable(1)	53,597	50,539
- Average accrued liabilities(1)	24,294	21,216
= Average invested capital	$276,437	$269,922
Return on investment (ROI)	12.7%	13.9%
 (1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of April 30,
	2023	2022	2021
Certain Balance Sheet Data
Total assets	$245,053	$246,142	$236,581
Accumulated depreciation and amortization	113,164	104,295	96,334
Accounts payable	54,268	52,926	48,151
Accrued liabilities	27,527	21,061	21,371

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2023	2022
Supply chain, customer-facing initiatives and technology	$2,715	$2,063
Store and club remodels	1,236	981
New stores and clubs, including expansions and relocations	4	11
Total U.S.	3,955	3,055
Walmart International	474	484
Total Capital Expenditures	$4,429	$3,539

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
We define free cash flow as net cash provided by or used in operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $4.6 billion for the three months ended April 30, 2023, which represents an increase of $8.4 billion when compared to the same period in the prior year. The increase is primarily due to moderated levels of inventory purchases and timing of certain payments. Free cash flow for the three months ended April 30, 2023 was $0.2 billion, which represents an increase of $7.5 billion when compared to the same period in the prior year. The increase in free cash flow is due to the increase in operating cash flows described above, partially offset by an increase of $0.9 billion in capital expenditures to support our investment strategy.
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
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow.

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net cash provided by (used in) operating activities	$4,633	$(3,758)
Payments for property and equipment	(4,429)	(3,539)
Free cash flow	$204	$(7,297)

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2023	2022
Total revenues	$152,301	$141,569
Percentage change from comparable period	7.6%	2.4%
Net sales	$151,004	$140,288
Percentage change from comparable period	7.6%	2.3%
Total U.S. calendar comparable sales increase	7.1%	6.0%
Gross profit margin as a percentage of net sales	23.7%	23.8%
Operating income	$6,240	$5,318
Operating income as a percentage of net sales	4.1%	3.8%
Other (gains) and losses	$2,995	$1,998
Consolidated net income	$1,896	$2,103
Unit counts at period end	10,545	10,585
Retail square feet at period end	1,051	1,059
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $10.7 billion or 7.6% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increases in revenues were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which were driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions, along with positive comparable sales in most of our international markets. Net sales were negatively impacted by $0.2 billion of fluctuations in currency exchange rates for the three months ended April 30, 2023.
Gross profit rate decreased 18 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The decrease was primarily due to mix of sales globally, partially offset by the lapping of higher supply chain costs incurred in the previous year.
Operating expenses as a percentage of net sales decreased 58 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The decrease was driven by higher sales in each of our segments as well as operating discipline.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increase of $1.0 billion in other losses for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year, was primarily due to an increase in net losses from changes in the fair value of our equity and other investments driven by decreases in their underlying stock prices.
Our effective income tax rate was 29.5% for the three months ended April 30, 2023, compared to 27.5% for the same period in the previous fiscal year. The increase in effective tax rate is primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $0.2 billion for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. Additionally, net income attributable to noncontrolling interest increased $0.2 billion, which included stronger results from our Walmex operations. Accordingly, diluted net income per common share attributable to Walmart was $0.62 for the three months ended April 30, 2023, which represents a decline of $0.12 when compared to the same period in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2023	2022
Net sales	$103,901	$96,904
Percentage change from comparable period	7.2%	4.0%
Calendar comparable sales increase	7.5%	4.0%
Operating income	$4,984	$4,462
Operating income as a percentage of net sales	4.8%	4.6%
Unit counts at period end	4,684	4,735
Retail square feet at period end	699	702

Net sales for the Walmart U.S. segment increased $7.0 billion or 7.2% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 7.5% for the three months ended April 30, 2023, driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.6% three months ended April 30, 2023, which was primarily driven by store pickup and delivery.
Gross profit rate decreased 41 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year, primarily driven by product mix shifts into lower margin categories, partially offset by the lapping of higher supply chain costs incurred in the previous year.
Operating expenses as a percentage of net sales decreased 65 basis points for three months ended April 30, 2023, when compared to the same period in the previous fiscal year, primarily driven by strong sales growth and the lapping of increased COVID-19 related wage costs in the previous year, partially offset by increased investments in wages.
As a result of the factors discussed above, operating income increased $0.5 billion for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2023	2022
Net sales	$26,604	$23,763
Percentage change from comparable period	12.0%	(13.0)%
Operating income	$1,164	$772
Operating income as a percentage of net sales	4.4%	3.2%
Unit counts at period end	5,262	5,250
Retail square feet at period end	272	277
Net sales for the Walmart International segment increased $2.8 billion or 12.0% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increase was primarily due to positive comparable sales in most of our international markets. These increases were partially offset by negative fluctuations in currency exchange rates of $0.2 billion.
Gross profit rate increased 12 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year, primarily due to the lapping of higher markdowns from slower sales growth in the previous year, partially offset by ongoing format and channel mix shifts.
Operating expenses as a percentage of net sales decreased 111 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year, primarily due to strong sales and operating efficiencies in most of our markets.
As a result of the factors discussed above, operating income increased $0.4 billion for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year.
Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2023	2022
Including Fuel
Net sales	$20,499	$19,621
Percentage change from comparable period	4.5%	17.5%
Calendar comparable sales increase	4.6%	17.4%
Operating income	$458	$460
Operating income as a percentage of net sales	2.2%	2.3%
Unit counts at period end	599	600
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$17,763	$16,532
Percentage change from comparable period	7.4%	10.7%
Operating income	$354	$335
Operating income as a percentage of net sales	2.0%	2.0%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.

Net sales for the Sam's Club segment increased $0.9 billion or 4.5% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increase was primarily due to comparable sales, including fuel, of 4.6% for the three months ended April 30, 2023. Growth in comparable sales benefited from growth in average ticket and transactions and included higher inflation impacts in certain merchandise categories. Sam's Club eCommerce sales positively contributed approximately 1.5% to comparable sales, which was primarily driven by Curbside Pickup and Ship to Home. Net sales were negatively impacted by lower fuel sales, which decreased $0.4 billion when compared to the same period in the previous fiscal year.
Gross profit rate increased 36 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increase in gross profit rate was primarily due to the lapping of increased supply chain costs.
Membership and other income increased 4.7% for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year. The increase was due to increases in new member sign-ups and Plus penetration.
Operating expenses as a percentage of segment net sales increased 47 basis points for the three months ended April 30, 2023, when compared to the same period in the previous fiscal year, primarily driven by lower fuel sales and elevated technology spend.
As a result of the factors discussed above, operating income decreased slightly when compared to the same period in the previous fiscal year.
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
Net Cash Provided by or Used in Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net cash provided by (used in) operating activities	$4,633	$(3,758)
Net cash provided by operating activities was $4.6 billion as compared to net cash used in operating activities of $3.8 billion for the three months ended April 30, 2023 and 2022, respectively. The increase is primarily due to moderated levels of inventory purchases and timing of certain payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $10.6 billion and $11.8 billion at April 30, 2023 and 2022, respectively. Our working capital deficit was $17.0 billion as of April 30, 2023, which increased when compared to the $13.3 billion working capital deficit as of April 30, 2022, primarily driven by a decrease in short-term borrowings partially offset by an increase in accrued liabilities. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of April 30, 2023 and January 31, 2023, cash and cash equivalents of $3.1 billion and $2.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net cash used in investing activities	$(4,860)	$(4,558)
Net cash used in investing activities was $4.9 billion as compared to $4.6 billion for the three months ended April 30, 2023 and 2022, respectively. The increase of $0.3 billion for the three months ended April 30, 2023 is primarily the result of an increase in payments for property and equipment.

Net Cash Provided by Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2023	2022
Net cash provided by financing activities	$1,940	$5,315
Net cash provided by financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows provided by financing activities. Net cash provided by financing activities was $1.9 billion as compared to $5.3 billion for the three months ended April 30, 2023 and 2022, respectively. The decrease in net cash provided by financing activities is primarily due to decreases in short-term borrowings, partially offset by proceeds received from the issuance of long-term debt in fiscal 2024 and fewer repurchases of Company stock.
In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2023, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt	—	4,967	4,967
Repayments of long-term debt	(1,784)	—	(1,784)
Reclassifications of long-term debt	1,572	(1,572)	—
Other	(4)	76	72
Balances as of April 30, 2023	$3,975	$38,120	$42,095
During the three months ended April 30, 2023, our total outstanding long-term debt increased $3.3 billion primarily due to the issuance of new long-term debt in April 2023, partially offset by the maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the issuances and repayments of long-term debt.
Dividends
Effective February 21, 2023, the Board of Directors approved the fiscal 2024 annual dividend of $2.28 per share, an increase over the fiscal 2023 annual dividend of $2.24 per share. For fiscal 2024, the annual dividend was or will be paid in four quarterly installments of $0.57 per share, according to the following record and payable dates:

Record Date	Payable Date
March 17, 2023	April 3, 2023
May 5, 2023	May 30, 2023
August 11, 2023	September 5, 2023
December 8, 2023	January 2, 2024
The dividend installments payable on April 3, 2023 and May 30, 2023 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2023, authorization for $18.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2023	2022
Total number of shares repurchased	4.8	16.9
Average price paid per share	$143.46	$142.17
Total amount paid for share repurchases	$686	$2,408
Sale of Subsidiary Stock
During the three months ended April 30, 2023, the Company received $0.5 billion related to new rounds of equity funding for the Company's majority-owned PhonePe subsidiary, which reduced the Company's ownership from approximately 89% as of January 31, 2023 to approximately 85%.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of April 30, 2023, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement Framework Regarding Multidistrict and State or Local Opioid Related Litigation," and "Other Opioid Related Litigation," the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters" a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. We discuss various legal proceedings related to the Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation; Asda Equal Value Claims; and Money Transfer Agent Services Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment matter in India in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of April 30, 2023, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, as filed with the SEC on March 17, 2023, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. In the first quarter of fiscal 2024, we began implementing a new financial system, including our general ledger, in stages beginning in our U.S. and Canadian markets. This financial system is a significant component of our internal control over financial reporting. We will continue to implement other components of our new financial system in stages, and each implementation will impact our internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Except for the new financial system implementation noted above, there has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of May 18, 2023. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment went into effect on February 20, 2023. The MDL has designated five additional single-county cases as bellwethers to proceed through discovery. In addition, there are approximately 300 other cases pending in state and federal courts throughout the country as of May 18, 2023, as well as other cases in Canada against Wal-Mart Canada Corp. and certain other subsidiaries of the Company. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 6 to the Condensed Consolidated Financial Statements. The Company now has settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories, that are intended to resolve substantially all opioids-related lawsuits brought by state and local governments against the Company. The settlement will take effect if a sufficient number of political subdivisions also join. As described in more detail in Note 6 to the Condensed Consolidated Financial Statements, the Settlement Framework will not become effective unless and until a settlement administrator determines whether a sufficient number of political subdivisions have agreed to participate in the Settlement Framework.
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
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other opioids litigation matters. The other derivative suit has been filed in the Delaware Court of Chancery. The defendants in the derivative suit pending in the Delaware Court of Chancery moved to dismiss and/or to stay that case on December 21, 2021; the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or stay proceedings on the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company' s distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties.

The securities class actions, alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding the Company's disclosures with respect to opioids, purport to be filed on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. On May 11, 2021, the U.S. District Court in Delaware consolidated the class actions and appointed a lead plaintiff and lead counsel. The defendants moved to dismiss the consolidated securities class action on October 8, 2021. On October 14, 2022, plaintiffs filed an amended complaint, which revised the applicable putative class of investors to those who acquired Walmart stock from March 31, 2017 through December 22, 2020. On November 16, 2022, the Company moved to dismiss the amended complaint. That motion remains pending.
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
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.

II. CERTAIN OTHER MATTERS
Foreign Direct Investment Matters: In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018. The notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the notice. If a hearing is initiated and if it is determined that violations of the Rules occurred, the regulatory authority has the authority to impose monetary and/or non-monetary relief. Flipkart has begun the process of responding to the notice and, if the matter progresses to a consideration of the merits of the allegations described in the notice is initiated, Flipkart intends to defend against the allegations vigorously. Due to the fact that this process is in an early stage, the Company is unable to predict whether the notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings. While the Company does not currently believe that this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope or outcome of any proceeding that might result from the notice, the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement pursuant to which the Company acquired its majority stake in Flipkart, and can provide no assurance as to whether there will be a material adverse effect to its business or its Condensed Consolidated Financial Statements.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1 million.
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc., and a trial date has been scheduled for April 22, 2024. The Company believes the suit is without merit and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2023, authorization for $18.6 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2023, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2023	1,924,772	$143.12	1,924,772	$19.0
March 1 - 31, 2023	1,704,147	140.37	1,704,147	18.8
April 1 - 30, 2023	1,039,542	150.21	1,039,542	18.6
Total	4,668,461		4,668,461
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

•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, supply chain disruptions, volatility in employment trends, and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omni-channel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity initiatives as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic priorities; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2024; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
•the financial and operational impacts of our investments in eCommerce, technology, talent, and automation;
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
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2023 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on February 1, 2018

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: June 2, 2023	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2023	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 2, 2023	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)