Form 10-Q
period 2023-07-31
Walmart Inc.
filed 2023-09-01
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,691,563,850 shares of common stock outstanding as of August 30, 2023.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Revenues:
Net sales	$160,280	$151,381	$311,284	$291,669
Membership and other income	1,352	1,478	2,649	2,759
Total revenues	161,632	152,859	313,933	294,428
Costs and expenses:
Cost of sales	121,850	115,838	237,134	222,685
Operating, selling, general and administrative expenses	32,466	30,167	63,243	59,571
Operating income	7,316	6,854	13,556	12,172
Interest:
Debt	543	395	1,111	767
Finance lease	99	84	195	167
Interest income	(148)	(31)	(255)	(67)
Interest, net	494	448	1,051	867
Other (gains) and losses	(3,905)	(238)	(910)	1,760
Income before income taxes	10,727	6,644	13,415	9,545
Provision for income taxes	2,674	1,497	3,466	2,295
Consolidated net income	8,053	5,147	9,949	7,250
Consolidated net (income) loss attributable to noncontrolling interest	(162)	2	(385)	(47)
Consolidated net income attributable to Walmart	$7,891	$5,149	$9,564	$7,203

Net income per common share:
Basic net income per common share attributable to Walmart	$2.93	$1.88	$3.55	$2.62
Diluted net income per common share attributable to Walmart	2.92	1.88	3.54	2.61

Weighted-average common shares outstanding:
Basic	2,693	2,736	2,694	2,745
Diluted	2,703	2,745	2,703	2,755

Dividends declared per common share	$—	$—	$2.28	$2.24
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2023	2022	2023	2022
Consolidated net income	$8,053	$5,147	$9,949	$7,250
Consolidated net (income) loss attributable to noncontrolling interest	(162)	2	(385)	(47)
Consolidated net income attributable to Walmart	7,891	5,149	9,564	7,203

Other comprehensive income (loss), net of income taxes
Currency translation and other	307	(1,380)	1,116	(1,148)
Net investment hedges	—	—	—	—
Cash flow hedges	135	(293)	66	(251)
Minimum pension liability	(1)	2	1	3
Other comprehensive income (loss), net of income taxes	441	(1,671)	1,183	(1,396)
Other comprehensive (income) loss attributable to noncontrolling interest	(112)	275	(321)	268
Other comprehensive income (loss) attributable to Walmart	329	(1,396)	862	(1,128)

Comprehensive income, net of income taxes	8,494	3,476	11,132	5,854
Comprehensive (income) loss attributable to noncontrolling interest	(274)	277	(706)	221
Comprehensive income attributable to Walmart	$8,220	$3,753	$10,426	$6,075
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$13,888	$8,625	$13,923
Receivables, net	7,891	7,933	7,522
Inventories	56,722	56,576	59,921
Prepaid expenses and other	3,531	2,521	2,798
Total current assets	82,032	75,655	84,164

Property and equipment, net	104,733	100,760	96,006
Operating lease right-of-use assets	13,710	13,555	13,872
Finance lease right-of-use assets, net	5,552	4,919	4,514
Goodwill	28,268	28,174	28,664
Other long-term assets	20,826	20,134	19,979
Total assets	$255,121	$243,197	$247,199

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$4,546	$372	$10,634
Accounts payable	56,576	53,742	54,191
Dividends payable	3,067	—	3,049
Accrued liabilities	29,239	31,126	23,843
Accrued income taxes	770	727	868
Long-term debt due within one year	2,897	4,191	5,316
Operating lease obligations due within one year	1,472	1,473	1,464
Finance lease obligations due within one year	653	567	534
Total current liabilities	99,220	92,198	99,899

Long-term debt	36,806	34,649	29,801
Long-term operating lease obligations	12,978	12,828	13,140
Long-term finance lease obligations	5,449	4,843	4,420
Deferred income taxes and other	15,109	14,688	14,092

Commitments and contingencies

Redeemable noncontrolling interest	232	237	260

Equity:
Common stock	269	269	272
Capital in excess of par value	4,635	4,969	4,672
Retained earnings	85,470	83,135	82,519
Accumulated other comprehensive loss	(10,818)	(11,680)	(9,894)
Total Walmart shareholders' equity	79,556	76,693	77,569
Nonredeemable noncontrolling interest	5,771	7,061	8,018
Total equity	85,327	83,754	85,587
Total liabilities, redeemable noncontrolling interest, and equity	$255,121	$243,197	$247,199
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	2,693	$269	$4,969	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($2.28 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(5)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	6	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	2,694	$269	$5,248	$78,035	$(11,147)	$72,405	$6,826	$79,231
Consolidated net income	—	—	—	7,891	—	7,891	162	8,053
Other comprehensive income, net of income taxes	—	—	—	—	329	329	112	441
Purchase of Company stock	(3)	—	(29)	(454)	—	(483)	—	(483)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	160	—	—	160	54	214
Other	1	—	332	(2)	—	330	(10)	320
Balances as of July 31, 2023	2,692	$269	$4,635	$85,470	$(10,818)	$79,556	$5,771	$85,327
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income, net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600
Consolidated net income	—	—	—	5,149	—	5,149	(2)	5,147
Other comprehensive (loss), net of income taxes	—	—	—	—	(1,396)	(1,396)	(275)	(1,671)
Purchase of Company stock	(26)	(3)	(182)	(3,201)	—	(3,386)	—	(3,386)
Dividends to noncontrolling interest	—	—	—	—	—	—	(434)	(434)
Sale of subsidiary stock	—	—	8	—	—	8	2	10
Other	—	—	259	39	—	298	23	321
Balances as of July 31, 2022	2,722	$272	$4,672	$82,519	$(9,894)	$77,569	$8,018	$85,587

See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2023	2022
Cash flows from operating activities:
Consolidated net income	$9,949	$7,250
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,750	5,379
Investment (gains) and losses, net	(773)	1,988
Deferred income taxes	436	111
Other operating activities	849	244
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	115	874
Inventories	222	(3,730)
Accounts payable	2,999	(453)
Accrued liabilities	(1,368)	(2,439)
Accrued income taxes	22	16
Net cash provided by operating activities	18,201	9,240

Cash flows from investing activities:
Payments for property and equipment	(9,216)	(7,492)
Proceeds from the disposal of property and equipment	133	72
Proceeds from disposal of certain operations	135	—
Payments for business acquisitions, net of cash acquired	(9)	(616)
Other investing activities	(952)	(548)
Net cash used in investing activities	(9,909)	(8,584)

Cash flows from financing activities:
Net change in short-term borrowings	4,181	10,230
Proceeds from issuance of long-term debt	4,967	—
Repayments of long-term debt	(4,063)	(1,439)
Dividends paid	(3,072)	(3,081)
Purchase of Company stock	(1,171)	(5,747)
Dividends paid to noncontrolling interest	(214)	—
Sale of subsidiary stock	697	45
Purchase of noncontrolling interest	(3,462)	—
Other financing activities	(1,172)	(1,408)
Net cash used in financing activities	(3,309)	(1,400)

Effect of exchange rates on cash, cash equivalents and restricted cash	147	(100)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,130	(844)
Cash, cash equivalents and restricted cash at beginning of year	8,841	14,834
Cash, cash equivalents and restricted cash at end of period	$13,971	$13,990
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of July 2023 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $5.3 billion, $5.2 billion and $6.4 billion, as of July 31, 2023, January 31, 2023 and July 31, 2022, respectively. These obligations are generally classified as accounts payable within the Condensed Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Condensed Consolidated Statements of Cash Flows.

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2023 and 2022.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Numerator
Consolidated net income	$8,053	$5,147	$9,949	$7,250
Consolidated net (income) loss attributable to noncontrolling interest	(162)	2	(385)	(47)
Consolidated net income attributable to Walmart	$7,891	$5,149	$9,564	$7,203

Denominator
Weighted-average common shares outstanding, basic	2,693	2,736	2,694	2,745
Dilutive impact of share-based awards	10	9	9	10
Weighted-average common shares outstanding, diluted	2,703	2,745	2,703	2,755

Net income per common share attributable to Walmart
Basic	$2.93	$1.88	$3.55	$2.62
Diluted	2.92	1.88	3.54	2.61
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2023	$(10,816)	$94	$(951)	$(7)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	600	—	(82)	2	520
Reclassifications to income, net	—	—	13	—	13
Balances as of April 30, 2023	$(10,216)	$94	$(1,020)	$(5)	$(11,147)
Other comprehensive income (loss) before reclassifications, net	195	—	115	(1)	309
Reclassifications to income, net	—	—	20	—	20
Balances as of July 31, 2023	$(10,021)	$94	$(885)	$(6)	$(10,818)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)
Other comprehensive income (loss) before reclassifications, net	(796)	—	(622)	2	(1,416)
Reclassifications to income, net	(309)	—	329	—	20
Balances as of July 31, 2022	$(8,980)	$94	$(999)	$(9)	$(9,894)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability and currency translation are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2023 and January 31, 2023, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt(1)	—	4,967	4,967
Repayments of long-term debt	(4,063)	—	(4,063)
Reclassifications of long-term debt	2,773	(2,773)	—
Other	(4)	(37)	(41)
Balances as of July 31, 2023	$2,897	$36,806	$39,703
(1) Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the six months ended July 31, 2023, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed Interest Rate	Net Proceeds
April 18, 2023	$750	April 15, 2026	4.00%	$748
April 18, 2023	$750	April 15, 2028	3.90%	$746
April 18, 2023	$500	April 15, 2030	4.00%	$497
April 18, 2023	$1,500	April 15, 2033	4.10%	$1,491
April 18, 2023	$1,500	April 15, 2053	4.50%	$1,485
Total				$4,967
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.
Debt Repayments
Information on significant long-term debt repayments during the six months ended July 31, 2023 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 11, 2023	$1,750	Fixed	2.55%	$1,750
June 26, 2023	$2,280	Fixed	3.40%	$2,280
Total				$4,030
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

The Company measures the fair value of certain equity investments, including certain equity method investments, on a recurring basis within other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of July 31, 2023	Fair Value as of January 31, 2023
Equity investments measured using Level 1 inputs	$4,424	$5,099
Equity investments measured using Level 2 inputs	6,281	5,570
Total	$10,705	$10,669
Changes in fair value of equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option measured on a recurring basis, are recognized within other gains and losses in the Condensed Consolidated Statements of Income. These fair value changes, along with certain other immaterial investment activity, resulted in net gains of $3.2 billion and $36 million for the three and six months ended July 31, 2023, respectively, and a net gain of $0.8 billion and a net loss of $1.2 billion for the three and six months ended July 31, 2022, respectively. These fair value changes were primarily due to net changes in the underlying stock prices of those investments. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2023 and January 31, 2023, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2023			January 31, 2023
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$6,271	$(765)	(1)	$8,021	$(689)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	6,019	(1,295)	(1)	5,900	(1,423)	(1)
Total	$12,290	$(2,060)		$13,921	$(2,112)
(1) Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2023 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of July 31, 2023 and January 31, 2023, are as follows:

	July 31, 2023		January 31, 2023
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,703	$37,988	$38,840	$38,169
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

Settlement Framework Regarding Multidistrict and State or Local Opioid-Related Litigation
During fiscal 2023, the Company accrued a liability for approximately $3.3 billion for the Settlement Framework (described below) and other previously agreed upon state and tribal settlements. The Settlement Framework includes no admission of wrongdoing or liability by the Company, and the Company continues to believe it has substantial factual and legal defenses to opioids-related litigation.
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
On November 15, 2022, the Company announced it had agreed to financial amounts and payment terms to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes whether as part of the MDL (excluding, however, a single, two-county trial described further below) or in state court, as well as all potential claims that could be made against the Company by states, political subdivisions, and Native American tribes for up to approximately $3.1 billion (the "Settlement Amount"). The Settlement Amount includes amounts for remediation of alleged harms as well as attorneys' fees and costs and also includes some, but not all, amounts from previously agreed recent settlements by the Company. One settlement framework with corresponding conditions and participation thresholds applies for the states and political subdivisions, and another settlement framework with corresponding conditions and participation thresholds applies for the Native American tribes. Both settlement frameworks are referred to collectively as the "Settlement Framework."
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. On December 20, 2022, the Company announced that it had settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories (the "Settling States"), thus satisfying the initial threshold of required participation by Settling States. On August 22, 2023, the settlement administrator determined that a sufficient number of political subdivisions had agreed to participate in the Settlement Framework, which was a necessary condition for the Settlement Framework to become effective. The Settlement Framework will become effective 15 days later, on September 6, 2023. The Company is required to deposit up to the full portion of the Settlement Amount attributable to the Settling States within 15 days following the effective date of the Settlement Framework, which the Company expects to pay during the fiscal quarter ending October 31, 2023. Although the settlement administrator has determined a sufficient number of political subdivisions have agreed to participate in the State Settlement Framework, and thus the State Settlement Framework will become effective, eligible political subdivisions still have until July 15, 2025 to join the State Settlement Framework.
Through July 2023, the Company has paid approximately $0.6 billion in the aggregate for separate settlements with Cherokee Nation, New Mexico, Florida, West Virginia, and Alabama, as well as various Native American tribes (excluding Cherokee Nation) that agreed to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. Of the original approximately $3.3 billion accrued liability for the Settlement Framework and other settlements, approximately $2.8 billion remains and is recorded in accrued liabilities within the Company's Condensed Consolidated Balance Sheet as of July 31, 2023.
Other Opioid-Related Litigation
The Company will continue to vigorously defend against any opioid-related litigation not covered or otherwise resolved by the Settlement Framework, including, but not limited to, each of the matters described below; any other actions filed by healthcare providers, individuals, and third-party payers; and any action filed by a political subdivision or Native American tribe that is not resolved by the Settlement Framework. Accordingly, the Company has not accrued a liability for these opioid-related litigation matters nor can the Company reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of these matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The MDL designated five additional single-county cases as bellwethers to proceed through discovery; however, these five counties have elected to participate in the Settlement Framework and receive a portion of the Settlement Amount rather than go to trial. The MDL may designate additional bellwethers of cases brought by healthcare providers and third-party payers.
Wal-Mart Canada Corp. and certain other subsidiaries of the Company have been named as defendants in two putative class action complaints filed in Canada related to dispensing and distribution practices involving opioids. These matters remain pending.
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
Opioid-Related Securities Class Actions and Derivative Litigation. In addition, the Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids, filed in the U.S. District Court for the District of Delaware on January 20, 2021 and March 5, 2021, purportedly on behalf of a class of investors who acquired Walmart stock from March 30, 2016 through December 22, 2020. Those cases have been consolidated. On October 8, 2021, the defendants filed a motion to dismiss the consolidated securities action. After the parties had fully briefed the motion to dismiss, on September 9, 2022, the Court entered an order permitting the plaintiffs to file an amended complaint, which was filed on October 14, 2022, and which revised the applicable putative class of investors to those who acquired Walmart stock from March 31, 2017 through December 22, 2020. On November 16, 2022, the defendants filed a motion to dismiss the amended complaint. That motion remains pending.
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021, alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the current Board of Directors and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors (the "Board") appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The derivative matter pending in the Delaware Court of Chancery is stayed until the SLC completes its investigation.
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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. The Company continues to cooperate with and provide information in response to requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint. On October 5, 2022, the FTC responded to the motion, and on October 28, 2022, the Company filed its reply. On March 27, 2023, the Court issued an opinion dismissing the FTC's claim under the Telemarketing Sales Rule and denying Walmart's motion to dismiss the claim under Section 5 of the Federal Trade Commission Act. On April 12, 2023, Walmart filed a motion to certify the Court's March 27, 2023, order for interlocutory appeal. The FTC's response to Walmart's motion to certify an interlocutory appeal was filed on May 8, 2023; Walmart filed its reply on May 18, 2023. On June 30, 2023, the FTC filed an amended complaint against Walmart again asserting claims under the Federal Trade Commission Act and Telemarketing Sales Rule. Walmart's motion to dismiss the amended complaint was filed on August 11, 2023; the FTC's response is due on September 15, 2023; and Walmart's reply is due on October 9, 2023. On July 20, 2023, the Court denied Walmart's motion to certify the Court's March 27, 2023, order for interlocutory appeal, finding that it would be more orderly to consider a request for interlocutory appeal after a ruling on Walmart's motion to dismiss the amended complaint. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2023	2022	2023	2022
Net sales:
Walmart U.S.	$110,854	$105,130	$214,755	$202,034
Walmart International	27,596	24,350	54,200	48,113
Sam's Club	21,830	21,901	42,329	41,522
Net sales	$160,280	$151,381	$311,284	$291,669

Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2023	2022	2023	2022
Operating income (loss):
Walmart U.S.	$6,114	$5,683	$11,098	$10,145
Walmart International	1,190	1,043	2,354	1,815
Sam's Club	521	427	979	887
Corporate and support	(509)	(299)	(875)	(675)
Operating income	7,316	6,854	13,556	12,172
Interest, net	494	448	1,051	867
Other (gains) and losses	(3,905)	(238)	(910)	1,760
Income before income taxes	$10,727	$6,644	$13,415	$9,545
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

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2023	2022	2023	2022
Grocery	$66,240	$61,469	$129,647	$118,233
General merchandise	29,076	30,073	54,841	57,452
Health and wellness	13,374	11,331	26,222	22,225
Other categories	2,164	2,257	4,045	4,124
Total	$110,854	$105,130	$214,755	$202,034
Of Walmart U.S.'s total net sales, approximately $15.5 billion and $12.5 billion related to eCommerce for the three months ended July 31, 2023 and 2022, respectively, and approximately $30.0 billion and $23.9 billion related to eCommerce for the six months ended July 31, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2023	2022	2023	2022
Mexico and Central America	$11,994	$9,690	$22,952	$18,778
Canada	5,842	5,767	10,982	10,917
China	3,896	3,397	8,820	7,524
Other	5,864	5,496	11,446	10,894
Total	$27,596	$24,350	$54,200	$48,113
Of Walmart International's total net sales, approximately $5.8 billion and $4.6 billion related to eCommerce for the three months ended July 31, 2023 and 2022, respectively, and approximately $11.2 billion and $8.9 billion related to eCommerce for the six months ended July 31, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam's Club net sales by merchandise category	2023	2022	2023	2022
Grocery and consumables	$14,325	$13,392	$27,823	$25,693
Fuel, tobacco and other categories	3,338	4,390	6,526	7,948
Home and apparel	2,428	2,492	4,507	4,607
Health and wellness	1,186	1,006	2,342	2,016
Technology, office and entertainment	553	621	1,131	1,258
Total	$21,830	$21,901	$42,329	$41,522
Of Sam's Club's total net sales, approximately $2.4 billion and $2.1 billion related to eCommerce for the three months ended July 31, 2023 and 2022, respectively, and approximately $4.7 billion and $3.9 billion related to eCommerce for the six months ended July 31, 2023 and 2022, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2024 ("fiscal 2024") and the fiscal year ended January 31, 2023 ("fiscal 2023"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2023, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2023, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2023.
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
We operate in the highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses and companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain and inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment.

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
Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2023 and 2022, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	5.9%	7.0%	(0.3)%	0.6%	6.7%	5.5%	(0.3)%	0.5%
Sam's Club	(0.2)%	17.3%	(5.6)%	8.0%	2.1%	17.4%	(4.4)%	7.5%
Total U.S.	4.9%	8.7%	(1.2)%	1.9%	5.9%	7.4%	(1.0)%	1.7%
Comparable sales in the U.S., including fuel, increased 4.9% and 5.9% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 5.9% and 6.7% for the three and six months ended July 31, 2023, respectively, driven by growth in average ticket, including strong sales in grocery and health and wellness, as well as elevated inflation impacts in certain merchandise categories, combined with growth in transactions. The increases were partially offset by a modest decrease in general merchandise sales. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.5% and 2.6% to comparable sales for the three and six months ended July 31, 2023, respectively, which was primarily driven by store pickup and delivery.

Comparable sales at the Sam's Club segment decreased 0.2% and increased 2.1% for the three and six months ended July 31, 2023, respectively. The decrease in comparable sales for the three months ended July 31, 2023 was primarily due to lower fuel sales from deflation in this category, offset by growth in merchandise sales, which benefited from growth in transactions and average ticket and included elevated inflation impacts on certain merchandise categories. Growth in comparable sales for the six months ended July 31, 2023 benefited from growth in average ticket and transactions and included elevated inflation impacts in certain merchandise categories, partially offset by lower fuel sales due to deflation in this category. The Sam's Club segment's eCommerce sales positively contributed approximately 1.8% and 1.7% to comparable sales for the three and six months ended July 31, 2023, respectively, which was primarily driven by Curbside Pickup and Ship to Home.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2023	2022	2023	2022
Net sales	$160,280	$151,381	$311,284	$291,669
Percentage change from comparable period	5.9%	8.2%	6.7%	5.3%
Gross profit as a percentage of net sales	24.0%	23.5%	23.8%	23.7%
Operating, selling, general and administrative expenses as a percentage of net sales	20.3%	19.9%	20.3%	20.4%
Operating income	$7,316	$6,854	$13,556	$12,172
Operating income as a percentage of net sales	4.6%	4.5%	4.4%	4.2%
Gross profit as a percentage of net sales ("gross profit rate") increased 50 and 17 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the lapping of higher markdowns and supply chain costs incurred in the previous year and managing prices to reflect elevated cost inflation, partially offset by product mix shifts into lower margin categories globally.
Operating expenses as a percentage of net sales increased 33 and decreased 10 basis points for the three and six months ended July 31, 2023, respectively. The increase for the three months ended July 31, 2023 was primarily due to higher variable pay, technology and remodel costs in the U.S. and an incremental expense related to the opioid settlement, partially offset by strong fixed cost leverage in most of our international markets. The decrease for the six months ended July 31, 2023 was driven by higher sales in each of our segments as well as operating discipline.
Operating income as a percentage of net sales increased 3 and 18 basis points for the three and six months ended July 31, 2023, respectively, due to the factors described above.
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
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 5.6% and 5.8% for the trailing twelve months ended July 31, 2023 and 2022, respectively. The decrease in ROA was primarily due to the increase in average total assets driven by higher purchases of property and equipment. ROI was 12.8% and 13.8% for the trailing twelve months ended July 31, 2023 and 2022, respectively. The decrease in ROI was the result of a decrease in operating income primarily due to opioid legal charges and reorganization and restructuring charges recorded in Q3 and Q4 of fiscal 2023 respectively, as well as an increase in average invested capital primarily due to higher purchases of property and equipment.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2023	2022
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$13,991	$14,015
Denominator
Average total assets(1)	$251,160	$242,876
Return on assets (ROA)	5.6%	5.8%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$21,812	$23,851
+ Interest income	442	155
+ Depreciation and amortization	11,318	10,733
+ Rent	2,284	2,302
= ROI operating income	$35,856	$37,041

Denominator
Average total assets(1)	$251,160	$242,876
'+ Average accumulated depreciation and amortization(1)	110,921	102,155
'- Average accounts payable(1)	55,384	51,896
- Average accrued liabilities(1)	26,541	23,878
= Average invested capital	$280,156	$269,257
Return on investment (ROI)	12.8%	13.8%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of July 31,
	2023	2022	2021
Certain Balance Sheet Data
Total assets	$255,121	$247,199	$238,552
Accumulated depreciation and amortization	115,878	105,963	98,346
Accounts payable	56,576	54,191	49,601
Accrued liabilities	29,239	23,843	23,915

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2023	2022
Supply chain, customer-facing initiatives and technology	$5,180	$4,106
Store and club remodels	2,974	2,377
New stores and clubs, including expansions and relocations	17	21
Total U.S.	8,171	6,504
Walmart International	1,045	988
Total Capital Expenditures	$9,216	$7,492
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $18.2 billion for the six months ended July 31, 2023, which represents an increase of $9.0 billion when compared to the same period in the prior year. The increase is primarily due to moderated levels of inventory purchases and timing of certain payments. Free cash flow for the six months ended July 31, 2023 was $9.0 billion, which represents an increase of $7.2 billion when compared to the same period in the prior year. The increase in free cash flow is due to the increase in operating cash flows described above, partially offset by an increase of $1.7 billion in capital expenditures to support our investment strategy.
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

	Six Months Ended July 31,
(Amounts in millions)	2023	2022
Net cash provided by operating activities	$18,201	$9,240
Payments for property and equipment	(9,216)	(7,492)
Free cash flow	$8,985	$1,748

Net cash used in investing activities(1)	$(9,909)	$(8,584)
Net cash used in financing activities	(3,309)	(1,400)
(1) "Net Cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Total revenues	$161,632	$152,859	$313,933	$294,428
Percentage change from comparable period	5.7%	8.4%	6.6%	5.4%
Net sales	$160,280	$151,381	$311,284	$291,669
Percentage change from comparable period	5.9%	8.2%	6.7%	5.3%
Total U.S. calendar comparable sales increase	4.9%	8.7%	5.9%	7.4%
Gross profit margin as a percentage of net sales	24.0%	23.5%	23.8%	23.7%
Operating income	$7,316	$6,854	$13,556	$12,172
Operating income as a percentage of net sales	4.6%	4.5%	4.4%	4.2%
Other (gains) and losses	$(3,905)	$(238)	$(910)	$1,760
Consolidated net income	$8,053	$5,147	$9,949	$7,250
Unit counts at period end	10,482	10,585	10,482	10,585
Retail square feet at period end	1,050	1,057	1,050	1,057
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $8.8 billion or 5.7% and $19.5 billion or 6.6% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increase in revenue for the three months ended July 31, 2023 was primarily due to strong positive comparable sales for the Walmart U.S. segment, which were driven by growth in average ticket, including strong sales in grocery and health and wellness, as well as elevated inflation impacts in certain merchandise categories, combined with growth in transactions. Additionally, most of our international markets had positive comparable sales. Net sales were positively impacted by $0.6 billion of fluctuations in currency exchange rates and negatively impacted by a decrease in fuel sales of $1.0 billion in the Sam's Club segment primarily due to deflation in this category.
The increase in revenue for the six months ended July 31, 2023 was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments, which were driven by growth in average ticket, including strong sales in grocery and health and wellness, as well as elevated inflation impacts in certain merchandise categories, combined with growth in transactions. Additionally, most of our international markets had positive comparable sales. Net sales were positively impacted by $0.3 billion of fluctuations in currency exchange rates and negatively impacted by a decrease in fuel sales of $1.4 billion in the Sam's Club segment primarily due to deflation in this category.
Gross profit rate increased 50 and 17 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the lapping of higher markdowns and supply chain costs incurred in the previous year and managing prices to reflect elevated cost inflation, partially offset by product mix shifts into lower margin categories globally.
Operating expenses as a percentage of net sales increased 33 and decreased 10 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2023 was primarily due to higher variable pay, technology and remodel costs in the U.S. and an incremental expense related to the opioid settlement, partially offset by strong fixed cost leverage in most of our international markets. The decrease for the six months ended July 31, 2023 was driven by higher sales in each of our segments as well as operating discipline.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increases of $3.7 billion and $2.7 billion in other gains for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year, were primarily due to increases in net gains from changes in the fair value of our equity and other investments driven by net increases in their underlying stock prices.
Our effective income tax rate was 24.9% and 25.8% for the three and six months ended July 31, 2023, respectively, compared to 22.5% and 24.0% for the same periods in the previous fiscal year. The increase in the effective tax rate was primarily due to a fiscal 2023 non-recurring rate benefit from the gain recognized on the sale of our remaining equity method investment in Brazil, which provided minimal realizable tax expense, and a discrete benefit for the three and six months ended July 31, 2022, partially offset by the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $2.9 billion and $2.7 billion for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. Additionally, net income attributable to noncontrolling interest increased $0.2 billion and $0.3 billion for the three and six months ended July 31, 2023, respectively, which included stronger results from our Walmex operations. Accordingly, diluted net income per common share attributable to Walmart was $2.92 and $3.54 for the three and six months ended July 31, 2023, respectively, which represents respective increases of $1.04 and $0.93 when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Net sales	$110,854	$105,130	$214,755	$202,034
Percentage change from comparable period	5.4%	7.1%	6.3%	5.6%
Calendar comparable sales increase	5.9%	7.0%	6.7%	5.5%
Operating income	$6,114	$5,683	$11,098	$10,145
Operating income as a percentage of net sales	5.5%	5.4%	5.2%	5.0%
Unit counts at period end	4,616	4,735	4,616	4,735
Retail square feet at period end	699	702	699	702
Net sales for the Walmart U.S. segment increased $5.7 billion or 5.4% and $12.7 billion or 6.3% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 5.9% and 6.7% for the three and six months ended July 31, 2023, respectively, driven by growth in average ticket, including strong sales in grocery and health and wellness, as well as elevated inflation impacts in certain merchandise categories, combined with growth in transactions. The increases were partially offset by a modest decrease in general merchandise sales. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.5% and 2.6% to comparable sales for the three and six months ended July 31, 2023, respectively, which was primarily driven by store pickup and delivery.
Gross profit rate increased 40 and 2 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by the lapping of higher markdowns and supply chain costs incurred in the previous year and managing prices to reflect elevated cost inflation, partially offset by product mix shifts into lower margin categories.
Operating expenses as a percentage of net sales increased 28 basis points and decreased 16 basis points for three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2023 was primarily due to higher variable pay, elevated technology spend and higher costs related to store remodels. The decrease for the six months ended July 31, 2023 was primarily due to strong sales growth, partially offset by higher variable pay.
As a result of the factors discussed above, operating income increased $0.4 billion and $1.0 billion for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Net sales	$27,596	$24,350	$54,200	$48,113
Percentage change from comparable period	13.3%	5.7%	12.7%	(4.4)%
Operating income	$1,190	$1,043	$2,354	$1,815
Operating income as a percentage of net sales	4.3%	4.3%	4.3%	3.8%
Unit counts at period end	5,267	5,250	5,267	5,250
Retail square feet at period end	271	274	271	274
Net sales for the Walmart International segment increased $3.2 billion or 13.3% and $6.1 billion or 12.7% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales in most of our international markets, including eCommerce growth, and positive fluctuations in currency exchange rates of $0.6 billion and $0.3 billion for the three and six months ended July 31, 2023, respectively.
Gross profit rate decreased 37 and 12 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year, primarily due to ongoing format and channel mix shifts and category mix shifts to food and consumables.
Operating expenses as a percentage of net sales decreased 129 and 120 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales, format mix shifts and operating efficiencies in most of our markets.

As a result of the factors discussed above, as well as lapping a benefit in membership and other income related to an insurance settlement for Walmart Chile, operating income increased $0.1 billion and $0.5 billion for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year.
Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Including Fuel
Net sales	$21,830	$21,901	$42,329	$41,522
Percentage change from comparable period	(0.3)%	17.5%	1.9%	17.5%
Calendar comparable sales increase	(0.2)%	17.3%	2.1%	17.4%
Operating income	$521	$427	$979	$887
Operating income as a percentage of net sales	2.4%	1.9%	2.3%	2.1%
Unit counts at period end	599	600	599	600
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$18,945	$17,999	$36,708	$34,531
Percentage change from comparable period	5.3%	9.5%	6.3%	10.1%
Operating income	$392	$222	$746	$557
Operating income as a percentage of net sales	2.1%	1.2%	2.0%	1.6%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment decreased $0.1 billion or 0.3% and increased $0.8 billion or 1.9% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The decrease for the three months ended July 31, 2023 was primarily due to a decrease in fuel sales of $1.0 billion due to deflation in this category. Net sales excluding fuel increased $0.9 billion primarily due to increased merchandise sales, which benefited from growth in average transactions and ticket and included elevated inflation impacts on certain merchandise categories. The increase for the six months ended July 31, 2023 was driven by an increase in comparable sales, including fuel, of 2.1%. Growth in comparable sales for the six months ended July 31, 2023 benefited from growth in average ticket and transactions and included elevated inflation impacts in certain merchandise categories, partially offset by lower fuel sales due to deflation in this category. Net sales were negatively impacted by a decrease in fuel sales of $1.4 billion for the six months ended July 31, 2023. Sam's Club eCommerce sales positively contributed approximately 1.8% and 1.7% to comparable sales for the three and six months ended July 31, 2023, respectively, which was primarily driven by Curbside Pickup and Ship to Home.
Gross profit rate increased 135 and 88 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases in gross profit rate were primarily due to the lapping of higher supply chain costs and inventory write-downs in the previous year. The three months ended July 31, 2023 also increased due to the lapping of a larger inflation related LIFO charge recorded in the previous year.
Membership and other income increased 6.9% and 5.8% for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were due to growth in our membership base, Plus penetration and renewals.
Operating expenses as a percentage of segment net sales increased 107 and 79 basis points for the three and six months ended July 31, 2023, respectively, when compared to the same periods in the previous fiscal year, primarily driven by lower fuel sales, elevated technology spend and higher facilities costs.
As a result of the factors discussed above, operating income increased $0.1 billion for both the three and six months ended July 31, 2023, when compared to the same period in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2023	2022
Net cash provided by operating activities	$18,201	$9,240
Net cash provided by operating activities was $18.2 billion as compared to $9.2 billion for the six months ended July 31, 2023 and 2022, respectively. The increase is primarily due to moderated levels of inventory purchases and timing of certain payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents was $13.9 billion at both July 31, 2023 and 2022. Our working capital deficit was $17.2 billion as of July 31, 2023, which increased when compared to the $15.7 billion working capital deficit as of July 31, 2022, primarily driven by a decrease in inventories, as described above and an increase in accrued liabilities, partially offset by a decrease in short-term borrowings. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of July 31, 2023 and January 31, 2023, cash and cash equivalents of $3.0 billion and $2.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2023	2022
Net cash used in investing activities	$(9,909)	$(8,584)
Net cash used in investing activities was $9.9 billion as compared to $8.6 billion for the six months ended July 31, 2023 and 2022, respectively. The increase of $1.3 billion for the six months ended July 31, 2023 is primarily the result of an increase in payments for property and equipment.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2023	2022
Net cash used in financing activities	$(3,309)	$(1,400)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows used in financing activities. Net cash used in financing activities was $3.3 billion as compared to $1.4 billion for the six months ended July 31, 2023 and 2022, respectively. The increase in net cash used in financing activities is primarily due to decreases in short-term borrowings, the purchase of certain noncontrolling interests and payments of long-term debt, partially offset by proceeds received from the issuance of long-term debt in fiscal 2024 and fewer repurchases of Company stock.
In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2023, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt	—	4,967	4,967
Repayments of long-term debt	(4,063)	—	(4,063)
Reclassifications of long-term debt	2,773	(2,773)	—
Other	(4)	(37)	(41)
Balances as of July 31, 2023	$2,897	$36,806	$39,703
During the six months ended July 31, 2023, our total outstanding long-term debt increased $0.9 billion primarily due to the issuance of new long-term debt in April 2023, partially offset by the maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the issuances and repayments of long-term debt.

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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2023, authorization for $18.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2023 and 2022:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2023	2022
Total number of shares repurchased	8.0	43.3
Average price paid per share	$147.18	$132.74
Total amount paid for share repurchases	$1,171	$5,747
Purchase and Sale of Subsidiary Stock
During the six months ended July 31, 2023, the Company paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle the liability to former noncontrolling interest holders of PhonePe. Additionally, during the six months ended July 31, 2023, the Company received $0.7 billion related to new rounds of equity funding for the Company's majority-owned PhonePe subsidiary.
Material Cash Requirements
Material cash requirements from operating activities primarily consist of inventory purchases, employee related costs, taxes, interest and other general operating expenses, which we expect to be primarily satisfied by our cash from operations. Other material cash requirements from known contractual and other obligations include opioid and other legal settlements, short-term borrowings, long-term debt and related interest payments, leases and purchase obligations.
Capital Resources
We believe our cash flows from operations, current cash position, short-term borrowings and access to capital markets will continue to be sufficient to meet our anticipated cash requirements and contractual obligations, which includes funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of July 31, 2023, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement Framework Regarding Multidistrict and State or Local Opioid-Related Litigation," and "Other Opioid-Related Litigation," the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters" a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. We discuss various legal proceedings related to the Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids-Related Securities Class Actions and Derivative Litigation; Asda Equal Value Claims; and Money Transfer Agent Services Litigation in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment matter in India in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of July 31, 2023, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, as filed with the SEC on March 17, 2023, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: The Company is involved in a number of legal proceedings and certain regulatory matters, including responding to subpoenas and requests for information in connection with government investigations. We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 2,000 cases as of August 18, 2023. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment went into effect on February 20, 2023. The MDL designated five additional single-county cases as bellwethers to proceed through discovery, though those bellwether plaintiffs have elected to participate in the Settlement Framework. The MDL may designate additional bellwethers of cases brought by healthcare providers and third-party payers. In addition, there are approximately 140 other cases pending in state and federal courts throughout the country as of August 18, 2023, as well as other cases in Canada against Wal-Mart Canada Corp. and certain other subsidiaries of the Company. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 6 to the Condensed Consolidated Financial Statements. The Company now has settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories, that are intended to resolve substantially all opioids-related lawsuits brought by state and local governments against the Company. As described in more detail in Note 6 to the Condensed Consolidated Financial Statements, the Settlement Framework will become effective on September 6, 2023.
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
Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other opioids litigation matters. The other derivative suit has been filed in the Delaware Court of Chancery. The defendants in the derivative suit pending in the Delaware Court of Chancery moved to dismiss and/or to stay that case on December 21, 2021; the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or stay proceedings on the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company' s distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The derivative matter pending in the Delaware Court of Chancery is stayed until the SLC completes its investigation.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended July 31, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2023, authorization for $18.2 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2023, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2023	1,228,888	$149.93	1,228,888	$18.5
June 1 - 30, 2023	1,017,996	153.38	1,017,996	18.3
July 1 - 31, 2023	910,249	156.80	910,249	18.2
Total	3,157,133		3,157,133
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 31, 2023, as such terms are defined under Item 408(a) or Regulation S-K.
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
•COVID-19 recovery related challenges, including supply chain disruption and production, labor shortages and increases in labor costs;
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
•changes in government-funded benefit programs or changes in levels of other public assistance payments;
•changes in currency control laws;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K that the Company filed on November 16, 2022

Exhibit 10.1*	Retirement Agreement between the Company and Judith McKenna dated August 16, 2023 (C)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: September 1, 2023	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2023	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2023	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)