Form 10-Q
period 2023-10-31
Walmart Inc.
filed 2023-11-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2023.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to             .
Commission File Number 001-06991
WALMART INC.
(Exact name of registrant as specified in its charter)

Delaware		71-0415188
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

702 S.W. 8th Street		72716
Bentonville	AR
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (479) 273-4000
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	WMT	New York Stock Exchange
2.550% Notes due 2026	WMT26	New York Stock Exchange
1.050% Notes due 2026	WMT26A	New York Stock Exchange
1.500% Notes due 2028	WMT28C	New York Stock Exchange
4.875% Notes due 2029	WMT29B	New York Stock Exchange
5.750% Notes due 2030	WMT30B	New York Stock Exchange
1.800% Notes due 2031	WMT31A	New York Stock Exchange
5.625% Notes due 2034	WMT34	New York Stock Exchange
5.250% Notes due 2035	WMT35A	New York Stock Exchange
4.875% Notes due 2039	WMT39	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 2,692,233,703 shares of common stock outstanding as of November 28, 2023.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Revenues:
Net sales	$159,439	$151,469	$470,723	$443,138
Membership and other income	1,365	1,344	4,014	4,103
Total revenues	160,804	152,813	474,737	447,241
Costs and expenses:
Cost of sales	121,183	115,613	358,317	338,298
Operating, selling, general and administrative expenses	33,419	34,505	96,662	94,076
Operating income	6,202	2,695	19,758	14,867
Interest:
Debt	572	499	1,683	1,266
Finance lease	110	85	305	252
Interest income	(145)	(84)	(400)	(151)
Interest, net	537	500	1,588	1,367
Other (gains) and losses	4,750	3,626	3,840	5,386
Income (loss) before income taxes	915	(1,431)	14,330	8,114
Provision for income taxes	272	336	3,738	2,631
Consolidated net income (loss)	643	(1,767)	10,592	5,483
Consolidated net income attributable to noncontrolling interest	(190)	(31)	(575)	(78)
Consolidated net income (loss) attributable to Walmart	$453	$(1,798)	$10,017	$5,405

Net income (loss) per common share:
Basic net income (loss) per common share attributable to Walmart	$0.17	$(0.66)	$3.72	$1.98
Diluted net income (loss) per common share attributable to Walmart	0.17	(0.66)	3.71	1.97

Weighted-average common shares outstanding:
Basic	2,693	2,711	2,693	2,733
Diluted	2,703	2,711	2,703	2,743

Dividends declared per common share	$—	$—	$2.28	$2.24
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2023	2022	2023	2022
Consolidated net income (loss)	$643	$(1,767)	$10,592	$5,483
Consolidated net income attributable to noncontrolling interest	(190)	(31)	(575)	(78)
Consolidated net income (loss) attributable to Walmart	453	(1,798)	10,017	5,405

Other comprehensive income (loss), net of income taxes
Currency translation and other	(575)	(919)	541	(2,067)
Net investment hedges	—	—	—	—
Cash flow hedges	(12)	(175)	54	(426)
Minimum pension liability	1	—	2	3
Other comprehensive income (loss), net of income taxes	(586)	(1,094)	597	(2,490)
Other comprehensive (income) loss attributable to noncontrolling interest	(169)	208	(490)	476
Other comprehensive income (loss) attributable to Walmart	(755)	(886)	107	(2,014)

Comprehensive income (loss), net of income taxes	57	(2,861)	11,189	2,993
Comprehensive (income) loss attributable to noncontrolling interest	(359)	177	(1,065)	398
Comprehensive income (loss) attributable to Walmart	$(302)	$(2,684)	$10,124	$3,391
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,154	$8,625	$11,587
Receivables, net	8,625	7,933	8,218
Inventories	63,951	56,576	64,706
Prepaid expenses and other	3,661	2,521	3,169
Total current assets	88,391	75,655	87,680

Property and equipment, net	107,471	100,760	97,553
Operating lease right-of-use assets	13,547	13,555	13,394
Finance lease right-of-use assets, net	5,806	4,919	4,597
Goodwill	28,015	28,174	28,137
Other long-term assets	15,944	20,134	16,295
Total assets	$259,174	$243,197	$247,656

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$9,942	$372	$6,811
Accounts payable	61,049	53,742	57,263
Dividends payable	1,533	—	1,527
Accrued liabilities	26,132	31,126	27,443
Accrued income taxes	606	727	900
Long-term debt due within one year	2,806	4,191	5,458
Operating lease obligations due within one year	1,474	1,473	1,457
Finance lease obligations due within one year	688	567	549
Total current liabilities	104,230	92,198	101,408

Long-term debt	36,342	34,649	33,935
Long-term operating lease obligations	12,817	12,828	12,658
Long-term finance lease obligations	5,670	4,843	4,512
Deferred income taxes and other	14,304	14,688	14,760

Commitments and contingencies

Redeemable noncontrolling interest	228	237	260

Equity:
Common stock	269	269	270
Capital in excess of par value	4,929	4,969	4,817
Retained earnings	85,831	83,135	77,946
Accumulated other comprehensive loss	(11,573)	(11,680)	(10,780)
Total Walmart shareholders' equity	79,456	76,693	72,253
Nonredeemable noncontrolling interest	6,127	7,061	7,870
Total equity	85,583	83,754	80,123
Total liabilities, redeemable noncontrolling interest, and equity	$259,174	$243,197	$247,656
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	2,693	$269	$4,969	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($2.28 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(5)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	6	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	2,694	$269	$5,248	$78,035	$(11,147)	$72,405	$6,826	$79,231
Consolidated net income	—	—	—	7,891	—	7,891	162	8,053
Other comprehensive income, net of income taxes	—	—	—	—	329	329	112	441
Purchase of Company stock	(3)	—	(29)	(454)	—	(483)	—	(483)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	160	—	—	160	54	214
Other	1	—	332	(2)	—	330	(10)	320
Balances as of July 31, 2023	2,692	$269	$4,635	$85,470	$(10,818)	$79,556	$5,771	$85,327
Consolidated net income	—	—	—	453	—	453	199	652
Other comprehensive income (loss), net of income taxes	—	—	—	—	(755)	(755)	169	(586)
Purchase of Company stock	—	—	(5)	(92)	—	(97)	—	(97)
Dividends to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Sale of subsidiary stock	—	—	7	—	—	7	3	10
Other	1	—	292	—	—	292	(11)	281
Balances as of October 31, 2023	2,693	$269	$4,929	$85,831	$(11,573)	$79,456	$6,127	$85,583
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2022	2,761	$276	$4,839	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	2,054	—	2,054	49	2,103
Other comprehensive income, net of income taxes	—	—	—	—	268	268	7	275
Dividends declared ($2.24 per share)	—	—	—	(6,173)	—	(6,173)	—	(6,173)
Purchase of Company stock	(17)	(2)	(125)	(2,249)	—	(2,376)	—	(2,376)
Sale of subsidiary stock	—	—	24	—	—	24	11	35
Other	4	1	(151)	(4)	—	(154)	(1)	(155)
Balances as of April 30, 2022	2,748	$275	$4,587	$80,532	$(8,498)	$76,896	$8,704	$85,600
Consolidated net income	—	—	—	5,149	—	5,149	(2)	5,147
Other comprehensive (loss), net of income taxes	—	—	—	—	(1,396)	(1,396)	(275)	(1,671)
Purchase of Company stock	(26)	(3)	(182)	(3,201)	—	(3,386)	—	(3,386)
Dividends to noncontrolling interest	—	—	—	—	—	—	(434)	(434)
Sale of subsidiary stock	—	—	8	—	—	8	2	10
Other	—	—	259	39	—	298	23	321
Balances as of July 31, 2022	2,722	$272	$4,672	$82,519	$(9,894)	$77,569	$8,018	$85,587
Consolidated net loss	—	—	—	(1,798)	—	(1,798)	31	(1,767)
Other comprehensive (loss), net of income taxes	—	—	—	—	(886)	(886)	(208)	(1,094)
Dividends	—	—	—	43	—	43	—	43
Purchase of Company stock	(22)	(2)	(158)	(2,772)	—	(2,932)	—	(2,932)
Dividends to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Sale of subsidiary stock	—	—	7	—	—	7	3	10
Other	1	—	296	(46)	—	250	36	286
Balances as of October 31, 2022	2,701	$270	$4,817	$77,946	$(10,780)	$72,253	$7,870	$80,123
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2023	2022
Cash flows from operating activities:
Consolidated net income	$10,592	$5,483
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,736	8,134
Investment (gains) and losses, net	4,028	5,611
Deferred income taxes	(669)	28
Other operating activities	1,412	921
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(671)	(59)
Inventories	(7,321)	(9,008)
Accounts payable	7,346	3,183
Accrued liabilities	(4,295)	1,354
Accrued income taxes	(144)	51
Net cash provided by operating activities	19,014	15,698

Cash flows from investing activities:
Payments for property and equipment	(14,674)	(12,061)
Proceeds from the disposal of property and equipment	163	126
Proceeds from disposal of certain operations	135	—
Payments for business acquisitions, net of cash acquired	(9)	(730)
Other investing activities	(989)	(300)
Net cash used in investing activities	(15,374)	(12,965)

Cash flows from financing activities:
Net change in short-term borrowings	9,583	6,451
Proceeds from issuance of long-term debt	4,967	4,969
Repayments of long-term debt	(4,213)	(1,439)
Dividends paid	(4,606)	(4,600)
Purchase of Company stock	(1,282)	(8,708)
Dividends paid to noncontrolling interest	(218)	(16)
Sale of subsidiary stock	707	55
Purchase of noncontrolling interest	(3,462)	—
Other financing activities	(1,655)	(2,293)
Net cash used in financing activities	(179)	(5,581)

Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(331)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,454	(3,179)
Cash, cash equivalents and restricted cash at beginning of year	8,841	14,834
Cash, cash equivalents and restricted cash at end of period	$12,295	$11,655
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of October 2023 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $6.1 billion, $5.2 billion and $5.4 billion, as of October 31, 2023, January 31, 2023 and October 31, 2022, respectively. These obligations are generally classified as accounts payable within the Condensed Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

Note 2. Net Income (Loss) Per Common Share
Basic net income (loss) per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income (loss) per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were anti-dilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2023 and the nine months ended October 31, 2022. The calculation of diluted net loss per common share attributable to Walmart for the three months ended October 31, 2022 does not include the effect of share-based payment awards as their inclusion would be anti-dilutive and would reduce the net loss per common share, and such awards were not significant.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income (loss) per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Numerator
Consolidated net income (loss)	$643	$(1,767)	$10,592	$5,483
Consolidated net income attributable to noncontrolling interest	(190)	(31)	(575)	(78)
Consolidated net income (loss) attributable to Walmart	$453	$(1,798)	$10,017	$5,405

Denominator
Weighted-average common shares outstanding, basic	2,693	2,711	2,693	2,733
Dilutive impact of share-based awards	10	—	10	10
Weighted-average common shares outstanding, diluted	2,703	2,711	2,703	2,743

Net income (loss) per common share attributable to Walmart
Basic	$0.17	$(0.66)	$3.72	$1.98
Diluted	0.17	(0.66)	3.71	1.97
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2023	$(10,816)	$94	$(951)	$(7)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	600	—	(82)	2	520
Reclassifications to income, net	—	—	13	—	13
Balances as of April 30, 2023	$(10,216)	$94	$(1,020)	$(5)	$(11,147)
Other comprehensive income (loss) before reclassifications, net	195	—	115	(1)	309
Reclassifications to income, net	—	—	20	—	20
Balances as of July 31, 2023	$(10,021)	$94	$(885)	$(6)	$(10,818)
Other comprehensive income (loss) before reclassifications, net	(744)	—	(29)	1	(772)
Reclassifications to income, net	—	—	17	—	17
Balances as of October 31, 2023	$(10,765)	$94	$(897)	$(5)	$(11,573)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2022	$(8,100)	$94	$(748)	$(12)	$(8,766)
Other comprehensive income before reclassifications, net	225	—	26	—	251
Reclassifications to income, net	—	—	16	1	17
Balances as of April 30, 2022	$(7,875)	$94	$(706)	$(11)	$(8,498)
Other comprehensive income (loss) before reclassifications, net	(796)	—	(622)	2	(1,416)
Reclassifications to income, net	(309)	—	329	—	20
Balances as of July 31, 2022	$(8,980)	$94	$(999)	$(9)	$(9,894)
Other comprehensive loss before reclassifications, net	(711)	—	(191)	—	(902)
Reclassifications to income, net	—	—	16	—	16
Balances as of October 31, 2022	$(9,691)	$94	$(1,174)	$(9)	$(10,780)

Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts for the minimum pension liability and currency translation are recorded in other gains and losses in the Company's Condensed Consolidated Statements of Income.
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. that are used to support its commercial paper program. In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2023 and January 31, 2023, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt(1)	—	4,967	4,967
Repayments of long-term debt	(4,213)	—	(4,213)
Reclassifications of long-term debt	2,832	(2,832)	—
Other	(4)	(442)	(446)
Balances as of October 31, 2023	$2,806	$36,342	$39,148
(1) Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the nine months ended October 31, 2023, for general corporate purposes, is as follows:

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
Debt Repayments
Information on significant long-term debt repayments during the nine months ended October 31, 2023 is as follows:

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

The Company measures the fair value of certain equity investments, including certain immaterial equity method investments where the Company has elected the fair value option, on a recurring basis within other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The amounts of gains and losses included in earnings from fair value changes for these investments are recognized within other gains and losses in the Condensed Consolidated Statements of Income. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of October 31, 2023	Fair Value as of January 31, 2023
Equity investments measured using Level 1 inputs	$2,889	$5,099
Equity investments measured using Level 2 inputs	3,579	5,570
Total	$6,468	$10,669
Changes in the fair value of these investments were primarily due to gains and losses resulting from net changes in the underlying stock prices, along with certain other immaterial investment activity. These changes in fair value included net losses of $4.2 billion for both the three and nine months ended October 31, 2023, and net losses of $3.6 billion and $4.8 billion for the three and nine months ended October 31, 2022, respectively. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2023 and January 31, 2023, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2023			January 31, 2023
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$6,271	$(889)	(1)	$8,021	$(689)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,666	(1,352)	(1)	5,900	(1,423)	(1)
Total	$11,937	$(2,241)		$13,921	$(2,112)
(1) Classified primarily in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of October 31, 2023 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of October 31, 2023 and January 31, 2023, are as follows:

	October 31, 2023		January 31, 2023
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,148	$35,038	$38,840	$38,169
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

Settlement Framework Regarding Multidistrict and State or Local Opioid-Related Litigation
During fiscal 2023, the Company accrued a liability for approximately $3.3 billion for the Settlement Framework (described below) and other previously agreed upon state and tribal settlements. The Settlement Framework includes no admission of wrongdoing or liability by the Company, and the Company continues to believe it has substantial factual and legal defenses to opioids-related litigation. As of October 31, 2023, substantially all of the original approximately $3.3 billion accrued liability for the Settlement Framework and other settlements has been paid.
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
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. On December 20, 2022, the Company announced that it had settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories (the "Settling States"), thus satisfying the initial threshold of required participation by Settling States. On August 22, 2023, the settlement administrator determined that a sufficient number of political subdivisions had agreed to participate in the Settlement Framework, which was a necessary condition for the Settlement Framework to become effective. The Settlement Framework became effective 15 days later, on September 6, 2023. The Company deposited the full portion of the Settlement Amount attributable to the Settling States on October 11, 2023. Although the settlement administrator has determined that sufficient number of political subdivisions have agreed to participate in the Settlement Framework, and thus the Settlement Framework was effective, eligible political subdivisions still have until July 15, 2025, to join the Settlement Framework.
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
Two-County Trial and MDL Bellwethers; Canada; and Other Litigation. The liability phase of a single, two-county trial in one of the MDL cases resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023. On September 11, 2023, the Sixth Circuit Court of Appeals issued an order of certifying certain questions in the appeal for review by the Supreme Court of Ohio.
The MDL designated five additional single-county cases as bellwethers to proceed through discovery; however, these five counties have elected to participate in the Settlement Framework and receive a portion of the Settlement Amount rather than go to trial. On October 25, 2023, the MDL designated four cases brought by third-party payers as bellwether cases to proceed through discovery. Additional bellwethers of cases brought by hospitals and other healthcare providers may be designated in the future.

Wal-Mart Canada Corp. and certain other subsidiaries of the Company have been named as defendants in two putative class action complaints filed in Canada related to dispensing and distribution practices involving opioids. These matters remain pending.
Similar cases that name the Company also have been filed in state and federal courts by state, local, and tribal governments, healthcare providers, and other plaintiffs. Plaintiffs in these cases and in the MDL are seeking compensatory and punitive damages, as well as injunctive relief including abatement. The Company has also been responding to subpoenas, information requests, and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids.
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
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021, alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by current directors and two current officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the Board of Directors and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors (the "Board") appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The derivative matter pending in the Delaware Court of Chancery is stayed until the SLC completes its investigation.
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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. The Company continues to cooperate with and provide information and documents voluntarily in response to supplemental requests from the DOJ. The Company has also responded to civil investigative demands from the

United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint. On March 27, 2023, the Court issued an opinion dismissing the FTC's claim under the Telemarketing Sales Rule and denying Walmart's motion to dismiss the claim under Section 5 of the Federal Trade Commission Act. On April 12, 2023, Walmart filed a motion to certify the Court's March 27, 2023, order for interlocutory appeal. On June 30, 2023, the FTC filed an amended complaint against Walmart again asserting claims under the Federal Trade Commission Act and Telemarketing Sales Rule. On July 20, 2023, the Court denied Walmart's motion to certify the Court's March 27, 2023, order for interlocutory appeal, finding that it would be more orderly to consider a request for interlocutory appeal after a ruling on Walmart's motion to dismiss the amended complaint. Walmart's motion to dismiss the amended complaint was filed on August 11, 2023, and remains pending. The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Mexico Antitrust Matter. On October 6, 2023, the Comisión Federal de Competencia Económica of México ("COFECE") notified the main Mexican operating subsidiary of Wal-Mart de México, S.A.B. de C.V. ("Walmex"), a majority owned subsidiary of the Company, that COFECE's Investigatory Authority ("IA") had requested COFECE to initiate a quasi-judicial administrative process against Walmex's subsidiary for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. The quasi-judicial administrative process is the first opportunity for Walmex's subsidiary to respond to and defend against the IA's allegations before COFECE. While COFECE has the authority to impose monetary relief and/or non-structural conduct measures, such relief and conduct measures would be subject to appeal by Walmex's subsidiary. Walmex's subsidiary intends to defend against the allegations vigorously, both at the quasi-judicial administrative process and, if required, before any courts. Because this process is at an early stage, the Company can provide no assurance as to the scope and outcome of these matters, cannot reasonably estimate any loss or range of loss that may arise and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2023	2022	2023	2022
Net sales:
Walmart U.S.	$109,419	$104,775	$324,174	$306,809
Walmart International	28,022	25,295	82,222	73,408
Sam's Club	21,998	21,399	64,327	62,921
Net sales	$159,439	$151,469	$470,723	$443,138

Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2023	2022	2023	2022
Operating income (loss):
Walmart U.S.	$4,981	$5,093	$16,079	$15,238
Walmart International	1,117	861	3,471	2,676
Sam's Club	593	562	1,572	1,449
Corporate and support	(489)	(3,821)	(1,364)	(4,496)
Operating income	6,202	2,695	19,758	14,867
Interest, net	537	500	1,588	1,367
Other (gains) and losses	4,750	3,626	3,840	5,386
Income (loss) before income taxes	$915	$(1,431)	$14,330	$8,114
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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2023	2022	2023	2022
Grocery	$66,289	$63,231	$195,936	$181,464
General merchandise	26,579	27,605	81,420	85,057
Health and wellness	14,173	11,947	40,395	34,172
Other categories	2,378	1,992	6,423	6,116
Total	$109,419	$104,775	$324,174	$306,809
Of Walmart U.S.'s total net sales, approximately $16.0 billion and $12.9 billion related to eCommerce for the three months ended October 31, 2023 and 2022, respectively, and approximately $46.0 billion and $36.9 billion related to eCommerce for the nine months ended October 31, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2023	2022	2023	2022
Mexico and Central America	$12,389	$9,702	$35,341	$28,480
Canada	5,668	5,491	16,650	16,408
China	4,230	3,572	13,050	11,096
Other	5,735	6,530	17,181	17,424
Total	$28,022	$25,295	$82,222	$73,408
Of Walmart International's total net sales, approximately $5.7 billion and $5.9 billion related to eCommerce for the three months ended October 31, 2023 and 2022, respectively, and approximately $16.8 billion and $14.8 billion related to eCommerce for the nine months ended October 31, 2023 and 2022, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam's Club net sales by merchandise category	2023	2022	2023	2022
Grocery and consumables	$14,512	$13,846	$42,335	$39,539
Fuel, tobacco and other categories	3,523	3,599	10,049	11,547
Home and apparel	2,084	2,209	6,591	6,816
Health and wellness	1,313	1,085	3,655	3,101
Technology, office and entertainment	566	660	1,697	1,918
Total	$21,998	$21,399	$64,327	$62,921
Of Sam's Club's total net sales, approximately $2.4 billion and $2.1 billion related to eCommerce for the three months ended October 31, 2023 and 2022, respectively, and approximately $7.1 billion and $6.0 billion related to eCommerce for the nine months ended October 31, 2023 and 2022, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2024 ("fiscal 2024") and the fiscal year ended January 31, 2023 ("fiscal 2023"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2023, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2023, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2023.
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
Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2023 and 2022, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	4.9%	8.5%	0.1%	0.3%	6.1%	6.5%	(0.1)%	0.4%
Sam's Club	2.9%	12.8%	(0.5)%	2.6%	2.4%	15.8%	(3.0)%	5.8%
Total U.S.	4.6%	9.2%	0.0%	0.7%	5.5%	8.0%	(0.6)%	1.4%
Comparable sales in the U.S., including fuel, increased 4.6% and 5.5% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.9% and 6.1% for the three and nine months ended October 31, 2023, respectively, driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness. The increases were partially offset by a modest decrease in general merchandise sales. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.8% and 2.7% to comparable sales for the three and nine months ended October 31, 2023, respectively, which was primarily driven by store pickup and delivery.
Comparable sales at the Sam's Club segment increased 2.9% and 2.4% for the three and nine months ended October 31, 2023, respectively. Growth in comparable sales benefited from growth in transactions and average ticket, including strong sales in grocery and health and wellness. Comparable sales for the nine months were partially offset by lower fuel sales due to deflation in this category. The Sam's Club segment's eCommerce sales positively contributed approximately 1.4% and 1.6% to comparable sales for the three and nine months ended October 31, 2023, respectively, which was primarily driven by Curbside Pickup and Ship to Home.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2023	2022	2023	2022
Net sales	$159,439	$151,469	$470,723	$443,138
Percentage change from comparable period	5.3%	8.8%	6.2%	6.5%
Gross profit as a percentage of net sales	24.0%	23.7%	23.9%	23.7%
Operating, selling, general and administrative expenses as a percentage of net sales	21.0%	22.8%	20.5%	21.2%
Operating income	$6,202	$2,695	$19,758	$14,867
Operating income as a percentage of net sales	3.9%	1.8%	4.2%	3.4%
Gross profit as a percentage of net sales ("gross profit rate") increased 32 and 22 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the timing of Flipkart's The Big Billion Days ("BBD") sales event in the Walmart International segment, which shifted from the third quarter of fiscal 2023 to the fourth quarter of fiscal 2024, a reduction in inflation related LIFO charges in the Sam's Club segment and a slight improvement in gross profit rate in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 182 and 70 basis points for the three and nine months ended October 31, 2023, respectively. The decreases were primarily driven by the lapping of opioid-related legal settlements of $3.3 billion recorded in the third quarter of fiscal 2023.
Operating income as a percentage of net sales increased 211 and 85 basis points for the three and nine months ended October 31, 2023, respectively, due to the factors described above.
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
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.5% and 3.7% for the trailing twelve months ended October 31, 2023 and 2022, respectively. The increase in ROA was primarily due to an increase in consolidated net income during the trailing twelve month period primarily due to lapping the opioid legal charges incurred in the prior year comparable period. ROI was 14.1% and 12.8% for the trailing twelve months ended October 31, 2023 and 2022, respectively. The increase in ROI was the result of an increase in operating income primarily due to lapping the opioid legal charges incurred in the prior year comparable period, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
We define ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing twelve months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and amortization, less average accounts payable and average accrued liabilities for that period.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending October 31,
(Amounts in millions)	2023	2022
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$16,401	$9,116
Denominator
Average total assets(1)	$253,415	$246,254
Return on assets (ROA)	6.5%	3.7%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$25,319	$20,754
+ Interest income	504	196
+ Depreciation and amortization	11,547	10,840
+ Rent	2,286	2,296
= ROI operating income	$39,656	$34,086

Denominator
Average total assets(1)	$253,415	$246,254
'+ Average accumulated depreciation and amortization(1)	112,875	103,898
'- Average accounts payable(1)	59,156	57,210
- Average accrued liabilities(1)	26,788	25,959
= Average invested capital	$280,346	$266,983
Return on investment (ROI)	14.1%	12.8%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of October 31,
	2023	2022	2021
Certain Balance Sheet Data
Total assets	$259,174	$247,656	$244,851
Accumulated depreciation and amortization	118,122	107,628	100,168
Accounts payable	61,049	57,263	57,156
Accrued liabilities	26,132	27,443	24,474

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2023	2022
Supply chain, customer-facing initiatives and technology	$8,014	$6,304
Store and club remodels	4,740	3,965
New stores and clubs, including expansions and relocations	48	33
Total U.S.	12,802	10,302
Walmart International	1,872	1,759
Total Capital Expenditures	$14,674	$12,061
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $19.0 billion for the nine months ended October 31, 2023, which represents an increase of $3.3 billion when compared to the same period in the prior year. The increase is primarily due to timing of certain payments and moderated levels of inventory purchases, partially offset by payment of the remaining accrued opioid legal charges. Free cash flow for the nine months ended October 31, 2023 was $4.3 billion, which represents an increase of $0.7 billion when compared to the same period in the prior year. The increase in free cash flow is due to the increase in operating cash flows described above, partially offset by an increase of $2.6 billion in capital expenditures to support our investment strategy.
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

	Nine Months Ended October 31,
(Amounts in millions)	2023	2022
Net cash provided by operating activities	$19,014	$15,698
Payments for property and equipment	(14,674)	(12,061)
Free cash flow	$4,340	$3,637

Net cash used in investing activities(1)	$(15,374)	$(12,965)
Net cash used in financing activities	(179)	(5,581)
(1) "Net Cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Total revenues	$160,804	$152,813	$474,737	$447,241
Percentage change from comparable period	5.2%	8.7%	6.1%	6.5%
Net sales	$159,439	$151,469	$470,723	$443,138
Percentage change from comparable period	5.3%	8.8%	6.2%	6.5%
Total U.S. calendar comparable sales increase	4.6%	9.2%	5.5%	8.0%
Gross profit margin as a percentage of net sales	24.0%	23.7%	23.9%	23.7%
Operating income	$6,202	$2,695	$19,758	$14,867
Operating income as a percentage of net sales	3.9%	1.8%	4.2%	3.4%
Other (gains) and losses	$4,750	$3,626	$3,840	$5,386
Consolidated net income (loss)	$643	$(1,767)	$10,592	$5,483
Unit counts at period end	10,509	10,586	10,509	10,586
Retail square feet at period end	1,050	1,056	1,050	1,056
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $8.0 billion or 5.2% and $27.5 billion or 6.1% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments, which were driven by growth in transactions, combined with growth in average ticket, including strong sales in grocery and health and wellness, along with positive comparable sales in most of our international markets. Net sales were positively impacted by $1.4 billion and $1.7 billion of fluctuations in currency exchange rates for the three and nine months ended October 31, 2023, respectively.
Gross profit rate increased 32 and 22 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the shift in timing of the BBD sales event in the Walmart International segment, a reduction in inflation related LIFO charges in the Sam's Club segment and a slight improvement in gross profit rate in the Walmart U.S. segment.
Operating expenses as a percentage of net sales decreased 182 and 70 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily driven by the lapping of opioid-related legal settlements of $3.3 billion recorded in the third quarter of fiscal 2023.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increase of $1.1 billion and net decrease of $1.5 billion in other losses for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year, were primarily due to changes in the fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 29.7% and 26.1% for the three and nine months ended October 31, 2023, respectively, compared to (23.5)% and 32.4% for the same periods in the previous fiscal year. The increase in effective tax rate for the three months ended October 31, 2023, when compared to the same period in the previous fiscal year is primarily due to tax expense on a quarterly pre-tax loss during the third quarter of fiscal 2023, which included charges related to opioid-related legal settlements and net losses in fair value of our investments. The decrease in effective tax rate for the nine months ended October 31, 2023 when compared to the same period in the previous fiscal year was primarily due to the tax impact of charges associated with opioid-related legal settlements and net losses in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $2.4 billion and $5.1 billion for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. Additionally, net income attributable to noncontrolling interest increased $0.2 billion and $0.5 billion for the three and nine months ended October 31, 2023, respectively, which included stronger results from our Walmex operations. Accordingly, diluted net income per common share attributable to Walmart was $0.17 and $3.71 for the three and nine months ended October 31, 2023, respectively, which represents respective increases of $0.83 and $1.74 when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Net sales	$109,419	$104,775	$324,174	$306,809
Percentage change from comparable period	4.4%	8.5%	5.7%	6.5%
Calendar comparable sales increase	4.9%	8.5%	6.1%	6.5%
Operating income	$4,981	$5,093	$16,079	$15,238
Operating income as a percentage of net sales	4.6%	4.9%	5.0%	5.0%
Unit counts at period end	4,616	4,720	4,616	4,720
Retail square feet at period end	699	702	699	702
Net sales for the Walmart U.S. segment increased $4.6 billion or 4.4% and $17.4 billion or 5.7% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 4.9% and 6.1% for the three and nine months ended October 31, 2023, respectively, driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness. The increases were partially offset by a modest decrease in general merchandise sales. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.8% and 2.7% to comparable sales for the three and nine months ended October 31, 2023, respectively, which was primarily driven by store pickup and delivery.
Gross profit rate was relatively flat, having increased by 5 and 3 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year.
Operating expenses as a percentage of net sales increased 35 basis points for the three months ended October 31, 2023 and was relatively flat for the nine months ended October 31, 2023, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2023 was primarily due to increases in wage related expenses, store remodel costs and legal expenses.
As a result of the factors discussed above, operating income decreased $0.1 billion and increased $0.8 billion for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Net sales	$28,022	$25,295	$82,222	$73,408
Percentage change from comparable period	10.8%	7.1%	12.0%	(0.7)%
Operating income	$1,117	$861	$3,471	$2,676
Operating income as a percentage of net sales	4.0%	3.4%	4.2%	3.6%
Unit counts at period end	5,294	5,266	5,294	5,266
Retail square feet at period end	271	274	271	274
Net sales for the Walmart International segment increased $2.7 billion or 10.8% and $8.8 billion or 12.0% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales in most of our international markets and positive fluctuations in currency exchange rates of $1.4 billion and $1.7 billion for the three and nine months ended October 31, 2023, respectively. The increases were partially offset by the shift in timing of the BBD sales event.
Gross profit rate increased 151 and 44 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year, primarily driven by the shift in timing of the BBD sales event, partially offset by ongoing format and channel mix shifts and category mix shifts to food and consumables.
Operating expenses as a percentage of net sales increased 75 basis points for the three months ended October 31, 2023 when compared to the same period in the previous fiscal year, primarily driven by the shift in timing of the BBD sales event, partially offset by format mix shifts in certain markets. Operating expenses as a percentage of net sales decreased 53 basis points for the nine months ended October 31, 2023 when compared to the same period in the previous fiscal year, primarily due to strong sales, format mix shifts and operating efficiencies in most of our markets, partially offset by the timing of the BBD sales event.
As a result of the factors discussed above, operating income increased $0.3 billion and $0.8 billion for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. Additionally, the increase in operating income for the nine months ended October 31, 2023 was partially offset by the lapping of a benefit in membership and other income related to an insurance settlement for Walmart Chile in the previous year.

Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2023	2022	2023	2022
Including Fuel
Net sales	$21,998	$21,399	$64,327	$62,921
Percentage change from comparable period	2.8%	12.8%	2.2%	15.9%
Calendar comparable sales increase	2.9%	12.8%	2.4%	15.8%
Operating income	$593	$562	$1,572	$1,449
Operating income as a percentage of net sales	2.7%	2.6%	2.4%	2.3%
Unit counts at period end	599	600	599	600
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$18,900	$18,306	$55,608	$52,837
Percentage change from comparable period	3.2%	10.2%	5.2%	10.1%
Operating income	$412	$397	$1,158	$954
Operating income as a percentage of net sales	2.2%	2.2%	2.1%	1.8%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.6 billion or 2.8% and $1.4 billion or 2.2% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 2.9% and 2.4% for the three and nine months ended October 31, 2023, respectively. Growth in comparable sales benefited from growth in transactions and average ticket, including strong sales in grocery and health and wellness. Comparable sales for the nine months were partially offset by lower fuel sales due to deflation in this category. Sam's Club eCommerce sales positively contributed approximately 1.4% and 1.6% to comparable sales for the three and nine months ended October 31, 2023, respectively, which was primarily driven by Curbside Pickup and Ship to Home.
Gross profit rate increased 16 and 64 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increase in gross profit rate for the three months ended October 31, 2023 was primarily due to a reduction in inflation related LIFO charges, partially offset by product mix shifts into lower margin categories and investments in price. The increase in gross profit rate for the nine months ended October 31, 2023 was primarily due to the lapping of elevated supply chain costs and a reduction in inflation related LIFO charges.
Membership and other income increased 4.5% and 5.4% for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year. The increases were due to growth in the membership base, Plus penetration and Plus renewals.
Operating expenses as a percentage of segment net sales increased 13 and 57 basis points for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year, primarily due to elevated technology spend and higher facilities costs. In addition, lower fuel sales contributed to the increase in operating expenses as a percentage of net sales during the nine months ended October 31, 2023.
As a result of the factors discussed above, operating income was relatively flat and increased $0.1 billion for the three and nine months ended October 31, 2023, respectively, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2023	2022
Net cash provided by operating activities	$19,014	$15,698
Net cash provided by operating activities was $19.0 billion as compared to $15.7 billion for the nine months ended October 31, 2023 and 2022, respectively. The increase is primarily due to timing of certain payments and moderated levels of inventory purchases, partially offset by payment of the remaining accrued opioid legal charges.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $12.2 billion and $11.6 billion at October 31, 2023 and 2022, respectively. Our working capital deficit was $15.8 billion as of October 31, 2023, which increased when compared to the $13.7 billion working capital deficit as of October 31, 2022, primarily driven by timing of certain payments and an increase in short-term borrowings, partially offset by a decrease in current maturities of long-term debt. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of October 31, 2023 and January 31, 2023, cash and cash equivalents of $3.6 billion and $2.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2023	2022
Net cash used in investing activities	$(15,374)	$(12,965)
Net cash used in investing activities was $15.4 billion as compared to $13.0 billion for the nine months ended October 31, 2023 and 2022, respectively. The increase of $2.4 billion for the nine months ended October 31, 2023 is primarily the result of an increase in payments for property and equipment.
Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2023	2022
Net cash used in financing activities	$(179)	$(5,581)
Net cash used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows used in financing activities. Net cash used in financing activities was $0.2 billion as compared to $5.6 billion for the nine months ended October 31, 2023 and 2022, respectively. The decrease in net cash used in financing activities is primarily due to fewer repurchases of Company stock and an increase in short-term borrowings, partially offset by the purchase of certain noncontrolling interests and payments of long-term debt.
In April 2023, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2023, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2023:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt	—	4,967	4,967
Repayments of long-term debt	(4,213)	—	(4,213)
Reclassifications of long-term debt	2,832	(2,832)	—
Other	(4)	(442)	(446)
Balances as of October 31, 2023	$2,806	$36,342	$39,148
During the nine months ended October 31, 2023, our total outstanding long-term debt increased $0.3 billion primarily due to the issuance of new long-term debt in April 2023, partially offset by the maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the issuances and repayments of long-term debt.

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
The dividend installments payable on April 3, 2023, May 30, 2023 and September 5, 2023 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2023, authorization for $18.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2023	2022
Total number of shares repurchased	8.7	65.5
Average price paid per share	$148.19	$132.86
Total amount paid for share repurchases	$1,282	$8,708
Purchase and Sale of Subsidiary Stock
During the nine months ended October 31, 2023, the Company paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle the liability to former noncontrolling interest holders of PhonePe. Additionally, during the nine months ended October 31, 2023, the Company received $0.7 billion related to new rounds of equity funding for the Company's majority-owned PhonePe subsidiary.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of October 31, 2023, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement Framework Regarding Multidistrict and State or Local Opioid-Related Litigation," and "Other Opioid-Related Litigation," the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters" a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. In Note 6, under the sub-caption "Mexico Antitrust Matter," we also discuss a quasi-judicial process initiated by the Comision Federal de Competencia Economica of Mexico against Walmex. We discuss various legal proceedings related to the Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids-Related Securities Class Actions and Derivative Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; and Mexico Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment matter in India in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California and an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of October 31, 2023, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, as filed with the SEC on March 17, 2023, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 400 cases as of November 15, 2023. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment went into effect on February 20, 2023. On September 11, 2023, the Sixth Circuit Court of Appeals issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. The MDL designated five additional single-county cases as bellwethers to proceed through discovery, though those bellwether plaintiffs have elected to participate in the Settlement Framework. On October 25, 2023, the MDL designated four cases brought by third-party payers as bellwether cases to proceed through discovery. Additional bellwethers of cases brought by hospitals and other healthcare providers may be designated in the future. In addition, there are over 100 other cases pending in state and federal courts throughout the country against the Company as of November 15, 2023, as well as other cases in Canada against Wal-Mart Canada Corp. and certain other subsidiaries of the Company. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 6 to the Condensed Consolidated Financial Statements. The Company now has settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico, and three other U.S. territories, that are intended to resolve substantially all opioids-related lawsuits brought by state and local governments against the Company. As described in more detail in Note 6 to the Condensed Consolidated Financial Statements, the Settlement Framework became effective on September 6, 2023.
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
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.
Mexico Antitrust Matter: Comisión Federal de Competencia Económica of México, Investigative Authority v. Nueva Wal-Mart de México, S.de R.L. de C.V. (Docket IO-002-2020, consolidated with Docket DE-026-2020), Mexico, 10/6/23.

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
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc., and a trial date has been scheduled for April 22, 2024. The Company believes it has strong defenses and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Condensed Consolidated Financial Statements.
In October 2023, the Company received a Finding of Violation from the U.S. Environmental Protection Agency (the "EPA") alleging violations of the Clean Air Act in connection with the Company's refrigeration leak detection and repair program at certain of its facilities. The Company is evaluating the findings and cooperating with the EPA in its investigation. The EPA may seek to impose monetary and non-monetary penalties for the alleged violations of the Clean Air Act. Due to the fact that this process is in an early stage, the Company is unable to predict the final outcome of this matter. Although the Company does not believe this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope or outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Condensed Consolidated Financial Statements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended October 31, 2023 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2023, authorization for $18.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2023, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2023	605,199	$159.74	605,199	$18.1
September 1 - 30, 2023	—	—	—	18.1
October 1 - 31, 2023	—	—	—	18.1
Total	605,199		605,199
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended October 31, 2023, as such terms are defined under Item 408(a) or Regulation S-K.
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's ongoing opioids litigation, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, the Company's Money Transfer Agent Services Matters, the Mexico Antitrust Matter, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;

•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, supply chain disruptions, volatility in employment trends, and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment, as well as our pricing and merchandising strategies in response to cost increases; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omni-channel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity initiatives as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic priorities; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2024; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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

Exhibit 10.1
Retirement Agreement between the Company and Judith McKenna dated August 16, 2023 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q that the Company filed on September 1, 2023(C)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: November 30, 2023	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2023	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 30, 2023	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)