Form 10-K
period 2024-01-31
Walmart Inc.
filed 2024-03-15
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2024, or

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
Yes  ☐    No  ☒
As of July 31, 2023, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2023, was $228,694,206,501. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 8,058,048,674 shares of common stock outstanding as of March 13, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2024 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2024

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2024
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 5, 2024 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
On February 23, 2024, the Company effected a 3-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split.
PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other reports, statements and information that Walmart Inc. (which individually or together with its subsidiaries, as the context otherwise requires, is referred to as "we," "Walmart" or the "Company") has filed with or furnished to the Securities and Exchange Commission ("SEC") or may file with or furnish to the SEC in the future, and prior or future public announcements and presentations that we or our management have made or may make, include or may include, or incorporate or may incorporate by reference, statements that may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Exchange Act as well as protections afforded by other federal securities laws.
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our consolidated, or one of our segment's, economic performance or results of operations for future periods or as of future dates or events or developments that may occur in the future or discuss our plans, objectives or goals. These forward-looking statements may relate to:
•macroeconomic, geopolitical, and business conditions, trends and events around the world and in the markets in which we operate, including inflation or deflation, generally, and in certain product categories, the impact of supply chain challenges, and recessionary pressures;
•the growth of our business or change in our competitive position in the future, or in or over particular periods, both generally, and with respect to particular markets, segments or lines of business, including, but not limited to, advertising, fulfillment, healthcare and financial services;
•the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, growth rates, comparable store and club sales, our eCommerce sales, liabilities, expenses of certain categories, expense leverage, operating income, returns, capital and operating investments or expenditures of particular types and new store and club openings, inventory levels and associated costs, product mix and demand for certain merchandise, consumer confidence, disposable income, credit availability, spending levels, shopping patterns and debt levels;
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
•the effect on our results of operations or financial position of our adoption of certain new, or amendments to existing, accounting standards; or
•our commitments, intentions, plans or goals related to environmental, social, and governance ("ESG") priorities, including, but not limited to, the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
Our forward-looking statements may also include statements of our strategies, plans and objectives for our operations, including areas of future focus in our operations, and the assumptions underlying any of the forward-looking statements we make. The forward-looking statements we make can typically be identified by the use therein of words and phrases such as "aim," "anticipate," "believe," "continue," "could be," "could increase," "could occur," "could result," "estimate," "expansion," "expect," "expectation," "expected to be," "focus," "forecast," "goal," "grow," "guidance," "intend," "invest," "is expected," "may continue," "may fluctuate," "may grow," "may impact," "may result," "objective," "plan," "priority," "project," "should," "strategy," "to be," "we'll," "we will," "will add," "will allow," "will be," "will benefit," "will change," "will come in at," "will continue," "will decrease," "will grow," "will have," "will impact," "will include," "will increase," "will open," "will remain," "will result," "will stay," "will strengthen," "would be," "would decrease" and "would increase," variations of such words or phrases, other phrases commencing with the word "will" or similar words and phrases denoting anticipated or expected occurrences or results.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") is a people-led, technology-powered omni-channel retailer dedicated to helping people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce, and to access our other service offerings. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve approximately 255 million customers who visit more than 10,500 stores and numerous eCommerce websites in 19 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of, and for the fiscal years ended, January 31, 2024 ("fiscal 2024"), January 31, 2023 ("fiscal 2023") and January 31, 2022 ("fiscal 2022"). During fiscal 2024, we generated total revenues of $648.1 billion, which was comprised primarily of net sales of $642.6 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores, at which time we began to open discount stores. We completed our initial public offering in 1970. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2024, our Walmart International segment conducted business in 18 countries.
In 2000, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site-to-Store service, enabling customers to make a purchase online and pick up merchandise in stores. To date, we now have over 8,000 pickup and over 7,800 delivery locations globally. In recent years, we expanded our eCommerce and digital presence through acquisitions with our majority stakes in Flipkart and PhonePe in India. We continue to heavily invest in omni-channel and eCommerce innovation, which enables us to leverage technology, talent and expertise, and expand our assortment and service offerings.
We are enhancing our omni-channel capabilities through a combination of stores, eCommerce websites and service offerings, as well as our supply chain, combined with approximately 2.1 million associates as of January 31, 2024, to better serve our customers. Together, these elements produce a global retail ecosystem that we believe allows customers to view Walmart as their primary retail destination. In the U.S., our Walmart+ membership incorporates several service offerings which provide enhanced omni-channel shopping experiences and benefits for members. As we execute on our strategy globally, our business is expanding through offerings such as advertising, marketplace and fulfillment services, healthcare and financial services. These offerings represent mutually reinforcing pieces of our omni-channel model centered on our customers around the world who are increasingly seeking convenience.

Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. We also previously operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for information on these divestitures. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club, which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales in recent years other than minor changes to the contribution rate for the Walmart International segment due to the exit of certain markets and fluctuations in currency exchange rates. Additional information on our operating segments and geographic information is contained in Note 13 to our Consolidated Financial Statements.
Walmart U.S. Segment
Walmart U.S. is our largest segment and operates in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, including walmart.com. Walmart U.S. had net sales of $441.8 billion for fiscal 2024, representing 69% of our fiscal 2024 consolidated net sales, and had net sales of $420.6 billion and $393.2 billion for fiscal 2023 and 2022, respectively. Of our three segments, Walmart U.S. has historically had the highest gross profit as a percentage of net sales ("gross profit rate"). In addition, Walmart U.S. has historically contributed the greatest amount to the Company's net sales and operating income.
Omni-channel. Walmart U.S. provides an omni-channel experience to customers, integrating retail stores and eCommerce, through services such as pickup and delivery, in-home delivery, ship-from-store and digital pharmacy fulfillment options. As of January 31, 2024, the vast majority of our stores have pickup locations and more than 4,300 locations offer same-day delivery. Our Walmart+ membership offering provides enhanced omni-channel shopping benefits including unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel discounts, mobile Scan & Go and access to additional member benefits. We define eCommerce sales as sales initiated by customers digitally and fulfilled by a number of methods including our dedicated eCommerce fulfillment centers and leveraging our stores, as well as certain other business offerings that are part of our ecosystem, such as our Walmart Connect advertising business. The following table provides the approximate size of our retail stores as of January 31, 2024:

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
◦Fashion (e.g., apparel for adults and children, as well as shoes, jewelry and accessories); and
◦Home (e.g., housewares and small appliances, bed & bath, furniture and home organization, home furnishings, home decor, fabrics and crafts).
•Health and wellness includes pharmacy, over-the-counter drugs and other medical products, optical services and other clinical services.
Other categories in the Walmart U.S. business include fuel and various service offerings such as in-house advertising via Walmart Connect, supply chain and fulfillment capabilities to online marketplace sellers via Walmart Fulfillment Services, initiatives such as business-to-business last mile delivery services via Walmart GoLocal, and a suite of data products for merchants and suppliers via Walmart Luminate. Additional service offerings include financial services and related products (including through our digital channels, stores and our fintech venture, ONE), such as money orders, prepaid access, money transfers, check cashing, bill payment and certain types of installment lending.
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private brands, including brands such as: "Allswell," "Athletic Works," "Equate," "Free Assembly,"

"Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Hyper Tough," "Mainstays," "Marketside," "No Boundaries," "onn.," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "Time and Tru," "Way to Celebrate" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Avia," "Better Homes & Gardens," "Love & Sports," "Sofia Jeans by Sofia Vergara," and "The Pioneer Woman."
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
Competition. Walmart U.S. competes with brick and mortar, eCommerce and omni-channel retailers operating discount, department, retail and wholesale grocers, drug, dollar, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, social commerce platforms, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise and selection availability, services offered to customers, the quality of the products and services we offer, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, cost and speed of and options for delivery to customers of merchandise purchased through our digital platforms or through our omni-channel integration of our physical and digital operations. We employ many strategies and programs designed to meet competitive pressures within our industry. These strategies include the following:
•EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;
•EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers;
•Omni-channel offerings such as pickup and delivery and our Walmart+ membership offering, all of which enhance convenience and seek to serve customers in the ways they want to be served; and
•Expanding our ecosystem and the products and services we offer in areas such as digital advertising, fulfillment services, health and wellness, and financial services to provide our customers a broader set of offerings to meet expanding needs.
Distribution. We continue to invest in supply chain automation and utilize a total of 162 distribution facilities which are located strategically throughout the U.S. For fiscal 2024, the majority of Walmart U.S.'s purchases of store merchandise were shipped through these facilities, while most of the remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations including from our 30 dedicated eCommerce fulfillment centers, as well as leveraging our ability to ship or deliver directly from more than 4,300 stores, some of which include market fulfillment centers, which are positioned inside or attached to our stores to fill online orders more efficiently.

Walmart International Segment
Walmart International is our second largest segment and operates in 18 countries outside of the U.S. Walmart International operates through our wholly-owned subsidiaries in Canada, Chile, China, and Africa (which includes Botswana, Lesotho, Malawi, Mozambique, Namibia, South Africa, Eswatini, and Zambia), and our majority-owned subsidiaries in India, as well as Mexico and Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Walmart International previously operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 to our Consolidated Financial Statements for discussion of recent divestitures.
Walmart International includes numerous formats divided into two major categories: retail and wholesale. These categories consist of many formats, including: supercenters, supermarkets, hypermarkets, warehouse clubs (including Sam's Clubs) and cash & carry, as well as eCommerce through websites and mobile applications, including walmart.com.mx, walmart.ca, flipkart.com, PhonePe and other sites. Walmart International had net sales of $114.6 billion for fiscal 2024, representing 18% of our fiscal 2024 consolidated net sales, and had net sales of $101.0 billion for both fiscal 2023 and 2022. The gross profit rate is slightly lower than that of Walmart U.S. primarily because of its format and channel mix.
Walmart International's strategy is to create strong local businesses powered by Walmart, which means being locally relevant and customer-focused in each of the markets it operates. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, which include the following highlights over the last three years:
•Divested of Asda Group Limited ("Asda"), our retail operations in the U.K., in February 2021.
•Divested of a majority stake in Seiyu, our retail operations in Japan, in March 2021.
•Bought out the noncontrolling interest shareholders of our Massmart subsidiary in November 2022 and exited operations in certain countries in Africa.
•Increased our ownership in PhonePe, our digital payments platform in India, as part of the separation from Flipkart in December 2022.
Omni-channel. Walmart International provides an omni-channel experience to customers, integrating retail stores and eCommerce, such as through pickup and delivery services in most of our markets and our marketplaces such as Flipkart in India. Our financial services offerings continue to grow with our digital payment platform at PhonePe in India. We continue to expand our marketplace offerings, which also unlock fulfillment and advertising services.
Generally, retail units' selling areas range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling areas generally range in size from 25,000 square feet to 158,000 square feet. As of January 31, 2024, Walmart International had over 2,800 pickup and over 2,900 delivery locations.
Merchandise. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera" and "Lider." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Consistent with its strategy, Walmart International continues to build mutually reinforcing businesses in areas such as advertising, marketplace and fulfillment services, healthcare and financial services. Our businesses in Mexico and Canada, for example, offer prepaid cards and money transfers, and our PhonePe business in India continues to grow, providing a platform that offers mobile and bill payment, person-to-person (P2P) payment, investment and insurance solutions, financial services and advertising. In Mexico, we also offer a value-based internet and telephone service allowing customers to enjoy digital connectivity. Combined, these offerings did not represent a significant portion of annual segment revenues.
Operations. The hours of operation for operating units in Walmart International vary by country and by individual markets within countries, depending upon local and national ordinances governing hours of operation. Customers can also access online and mobile applications 24 hours a day. Consistent with its strategy, Walmart International continues to develop technology tools and services to better serve customers and help its various formats operate more efficiently, as well as to provide convenient and seamless omni-channel shopping experiences.
Seasonal Aspects of Operations. Walmart International's business is seasonal to a certain extent. Historically, its highest sales volume has occurred in the fourth quarter of our fiscal year. The seasonality of the business varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns.

Competition. Walmart International competes with brick and mortar, eCommerce and omni-channel retailers who operate department, drug, discount, variety and specialty stores, supermarkets, hypermarkets and supercenter-type stores, wholesale clubs, home-improvement stores, specialty electronics stores, cash & carry operations and convenience stores, and direct to consumer offerings, as well as companies that offer services in digital advertising, fulfillment services, health and wellness and financial services. Our ability to develop and operate units at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position within the retail industry. We believe price leadership is a critical part of our business model and we continue to progress our markets towards an EDLP approach. Additionally, our ability to operate food departments effectively has a significant impact on our competitive position in many of the markets where we operate. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new or well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers and greater brand recognition and therefore they may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
Distribution. We utilize a total of 176 distribution facilities located in Canada, Central America, Chile, China, India, Mexico and Africa. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2024, the majority of Walmart International's purchases passed through these distribution facilities. Suppliers ship the remainder of Walmart International's purchases directly to our stores in the various markets in which we operate. Across the segment, we have efficient networks connecting physical stores and distribution and fulfillment centers, which facilitate the movement of goods to where our customers live. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations, such as in India where we utilize a combination of more than 3,500 eCommerce fulfillment centers, sort centers and last-mile delivery facilities, as well as our physical retail stores.
Sam's Club Segment
Sam's Club operates in 44 states in the U.S. and in Puerto Rico. Sam's Club is a membership-only warehouse club that also operates samsclub.com. Sam's Club had net sales of $86.2 billion for fiscal 2024, representing 13% of our consolidated fiscal 2024 net sales, and had net sales of $84.3 billion and $73.6 billion for fiscal 2023 and 2022, respectively. As a membership-only warehouse club, membership income is a significant component of the segment's operating income. Sam's Club operates with a lower gross profit rate and lower operating expenses as a percentage of net sales than our other segments.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$110	$50
Number of Add-on Memberships ($45 each)	Up to 16	Up to 8
All memberships include a spouse/household card at no additional cost. Plus Members are also eligible for free curbside pickup and free shipping on the majority of merchandise, with no minimum order size, and receive discounts on prescriptions and glasses. Beginning in fiscal 2023, Sam's Club launched a single loyalty rewards currency called Sam's Cash which merges and replaces existing Cash Rewards for Plus members and Cash Back for Sam's Club Mastercard holders. Members may redeem Sam's Cash on purchases in the club and online, to pay for membership fees or for cash in clubs. Sam's Cash does not expire and is available for monthly redemption.
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
•Fuel, tobacco and other categories;
•Home and apparel includes home improvement, outdoor living, gardening, furniture, apparel, jewelry, tools and power equipment, housewares, toys, seasonal items, mattresses and tire and battery centers;
•Health and wellness includes pharmacy, optical and hearing services and over-the-counter drugs; and

•Technology, office and entertainment includes consumer electronics and accessories, software, video games, office supplies, appliances and third-party gift cards.
Within the categories above, the Member's Mark private label brand continues to expand its assortment and deliver member value.
Operations. Sam's Club is available to members through warehouse club locations, as well as online or through the mobile application 24 hours a day. Club locations offer Plus Members the ability to shop before regular operating hours. Consistent with its strategy, Sam's Club continues to develop technology tools to drive a great member experience. Curbside Pickup is available at clubs to help provide fast, easy and contact-free shopping for members. Sam's Club also offers Scan & Go, a mobile checkout and payment solution, which allows members to bypass the checkout line.
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
Distribution. We utilize 30 dedicated distribution facilities located strategically throughout the U.S., as well as some of the Walmart U.S. segment's distribution facilities which service the Sam's Club segment for certain items. During fiscal 2024, the majority of Sam's Club's non-fuel club purchases were shipped from these facilities, while the remainder of our purchases were shipped directly to Sam's Club locations by suppliers. Sam's Club ships merchandise purchased on samsclub.com and through its mobile commerce applications by a number of methods including shipments made directly from clubs, 15 dedicated eCommerce fulfillment centers and other distribution centers.
Sam's Club uses a combination of our private truck fleet, as well as common carriers, to transport perishable and non-perishable merchandise from distribution facilities to clubs.
Intellectual Property
We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success, and with respect to our associates, customers and others, we rely on trademark, copyright, and patent laws, trade-secret protection, and confidentiality and/or license agreements to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, service marks and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.
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

Environmental, Social and Governance ("ESG") Priorities
Our ESG strategy is centered on the concept of creating shared value: we believe we maximize long-term value and create competitive advantage for the Company by serving our stakeholders, including our customers, associates, shareholders, suppliers, business partners and communities. We believe that addressing such societal needs builds the value of our business, including by enhancing customer and associate trust, creating new business opportunities, managing cost and risk, building capabilities for future advantage and strengthening the underlying systems on which Walmart and our stakeholders rely.
We prioritize the ESG issues that offer the greatest potential for Walmart to create shared value: issues that rank high in relevance to our business and stakeholders and which Walmart is positioned to make a positive impact. Our current ESG priorities are categorized into four broad themes: opportunity, sustainability, community and ethics and integrity.
•Opportunity. Retail can be a powerful engine for inclusive economic opportunity. We aim to advance belonging, diversity, equity and inclusion, and create opportunity for Walmart associates (as further described in the Human Capital Management section below), our suppliers and workers in supply chains, and the communities in which we operate. Doing so helps us fulfill our customer mission, strengthens our business and helps people build a better life for themselves and their families.
•Sustainability. Walmart's sustainability efforts focus on our ability to create and preserve long-term value for both people and planet. With respect to people, our sustainability efforts include sourcing responsibly, helping prevent forced labor, empowering women, creating inclusive economic opportunity and selling safer, healthier products. With respect to the planet, our efforts aim to enhance the sustainability of product supply chains by reducing emissions, protecting and restoring nature and reducing waste. To help address the effects of climate change, Walmart has set science-based targets for emissions reduction, including our goal to achieve zero emissions in our operations by 2040—without offsets—and to reduce, avoid or sequester one billion metric tons of emissions in our value chain by 2030 under our Project Gigaton initiative.
•Community. Walmart aims to serve and strengthen communities by operating our business in a way that meets the needs of our customer and community stakeholder groups, including by providing safer, healthier and more affordable food and other products, disaster support, associate volunteerism, local grant programs and community cohesion initiatives.
•Ethics and Integrity. At every level of our Company, we work to create a culture that inspires trust among our associates, with our customers and in the communities we serve.
We periodically publish information on our ESG priorities, strategies and progress on our corporate website and may update those disclosures from time to time. Nothing on our website, including our ESG reporting, documents or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.
Human Capital Management
Our associates – powered by technology – play a critical role in delivering on our purpose to help people save money and live better. Our business is focused on serving people and this is delivered by our approximately 2.1 million associates around the world with approximately 1.6 million associates in the U.S. and approximately 0.5 million associates internationally. In the U.S., approximately 92% of our associates are hourly and approximately 69% of our associates are full-time.
We believe our people make the difference, and we are focused on investing in the growth and well-being of our associates, investing in digital experiences to improve their quality of work and creating a culture of belonging. An important part of our focus is to provide opportunities for associates to grow and learn. For some, we are a foundational entry point to develop critical skills that are relevant for a variety of careers. We are focused on developing, rewarding and retaining associates in an ever-changing environment. Our people ultimately make Walmart a better place to work and a better place to shop. Our workforce strategy includes the following strategic priorities: belonging, well-being, growth and digital.
Belonging - Focus on creating a workplace where all associates feel seen, supported and connected through a culture of belonging. We publish our diversity representation twice yearly and hold ourselves accountable to providing recurring belonging, diversity, equity and inclusion updates to senior leadership – including our President and CEO – and members of the Board of Directors. Of the approximately 2.1 million associates employed worldwide, 52% identify as women. In the U.S., 51% of the approximately 1.6 million associates identify as people of color.
Our Belonging programs aim to create equitable opportunities for everyone, regardless of background, so that every eligible and qualified individual can thrive and perform. We regularly review our processes around fair-pay practices and are committed to creating a performance culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance and the work they do.

To build a company where associates feel seen, supported and connected, we gather and respond to associate feedback in a variety of ways, including in-person dialogue; real-time digital insights such as pulse surveys; formal surveys like our associate engagement survey; and always-on confidential channels, including our Open Door process and ethics channels.
Well-being - Prioritize the emotional, physical and financial well-being of associates. We invest in our associates by offering competitive wages, as well as a broad range of benefits to meet the diverse needs of our global associate population and their eligible dependents. In the U.S., this includes company-paid benefits such as 401(k) match, family building support, maternity leave, fertility benefits, a paid parental leave program to all full-time associates, paid time off, Associate Stock Purchase Plan match, life insurance, behavioral and mental health services, a Walmart discount card or Sam's Club membership and predictable scheduling that helps associates plan for life outside of work and know what to expect in their paychecks.
Additional information about how we invest in our associates' well-being, including wage structure and pay, can be found in our Human Capital brief in our most recent ESG reporting, which is available on our corporate website. Nothing on our website, including our ESG reporting documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC. Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements.
Growth - Provide ongoing growth, development and learning opportunities for associates and continue to attract talent with new skills. We are invested in the growth of our associates – in support of our business and their success – by offering good jobs that lead to great careers and better lives.
Approximately 75% of our U.S. salaried store, club and supply chain management started their careers in hourly positions. Our focus on providing a path of opportunity for our associates through robust training, competitive wages and benefits and career advancement creates a strong associate value proposition and strengthens our workforce. In the U.S., we seek to enable these pathways through programs like Walmart Academy and Live Better U (LBU). Walmart Academy offers training for on-the-job retail skills, leadership and well-being, serving our associates through a combination of digital and in-person offerings. Additionally, our LBU program provides access to educational opportunities for our part-time and full-time frontline eligible associates in the U.S. through high school diplomas, short-form certificates and credentials or college degrees.
Digital - Drive a digital transformation that improves the associate experience and powers the business. To deliver a seamless customer and associate experience, we continue to invest in consumer-grade digital tools designed to improve associate productivity and efficiency, engagement and performance, allowing associates to spend more time generating new ideas, developing strategy and building relationships. This capability has been expanded to certain international markets.

Technology is also used to improve associate experience, including an app developed to capture real-time associate feedback. Walmart also supports associates on the U.S. Medical Plan with free virtual visits for medical doctor urgent care and mental health care with psychiatrists and psychologists.

Information About Our Executive Officers
The following chart names the executive officers of the Company as of the date of the filing of this Annual Report on Form 10-K with the SEC, each of whom is elected by, and serves at the pleasure of, the Board of Directors. The business experience shown for each officer has been his or her principal occupation for at least the past five years, unless otherwise noted.

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as the Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	52

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice.	2018	50

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	54

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club.	2019	49

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC.	2019	59

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Walmart International, effective August 2023. From 2019 to 2023, she served as Executive Vice President, President and Chief Executive Officer, Sam's Club. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain.	2023	50

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	57

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	56

Christopher Nicholas	Executive Vice President, President and Chief Executive Officer, Sam's Club effective September 2023. From October 2021 to September 2023, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From February 2021 until October 2021, he served as Executive Vice President, Chief Financial Officer Walmart U.S. From January 2020 until February 2021, he served as Executive Vice President, Chief Financial Officer Walmart International. He joined the Company in August 2018 as Senior Vice President and Deputy Chief Financial Officer, Walmart International.	2023	47

John David Rainey	Executive Vice President and Chief Financial Officer, effective June 2022. From September 2015 to June 2022, he served as Chief Financial Officer and Executive Vice President, Global Customer Operations for PayPal Holdings, Inc.	2022	53

Our Website and Availability of SEC Reports and Other Information
Our corporate website is located at www.stock.walmart.com. We file with, or furnish to, the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with, or furnished to, the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our SEC filings, our Reporting Protocols for Senior Financial Officers and our Code of Conduct can be found on our website at www.stock.walmart.com. These documents are available in print to any shareholder who requests a copy by writing or calling our Investor Relations Department, which is located at our principal offices.
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
Our strategy, which includes investments in eCommerce, technology, including the use of artificial intelligence technology, talent, supply chain automation, acquisitions, joint ventures, store remodels and other customer initiatives may not adequately or effectively allow us to continue to grow our eCommerce business, increase comparable sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings and sustain the current pace of remodels. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience and interconnected ecosystem for our customers that deepens and maintains our relationships with our customers across our various businesses and partnerships and reinforces our overall enterprise strategy. The success of this strategy is further subject to the related risks discussed in this Item 1A. With the interconnected components of this enterprise strategy and an increasing allocation of capital expenditures focused on these initiatives, changes in customer or member perceptions about our reputation or our failure to successfully execute on individual components of this strategy may adversely affect our market position, net sales and financial performance, which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
Furthermore, the cost of certain investments in eCommerce, technology, talent and automation, including any operating losses incurred for those initiatives, will adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
If we do not timely identify or effectively respond to consumer trends or preferences, it could negatively affect our relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns, tastes and preferences. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and services and the competitive environment. Our business is dependent on our ability to make critical decisions and predictions with respect to merchandise categories that quickly respond to changing consumer spending patterns, tastes and preferences, any incorrect calculations by us may result in lower sales, spoilage and inventory markdowns, which could adversely impact our results of operations. Our ability to predict and adapt to changing tastes and preferences depends on many factors, including obtaining accurate and relevant data on customer preferences, emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. We must continue to preserve our reputation, which is impacted based on public perceptions. It may be difficult to address negative publicity across media channels, regardless of whether it is accurate. Negative incidents involving us, our workforce (including the loss of merchandise as a result of shrink or theft) or others with whom we do business could quickly erode trust and confidence in our business and could result in consumer boycotts, workforce unrest and government investigations. Negative reputational incidents or negative perceptions of us could adversely impact our business and results of operations, including through lower sales, the termination of business relationships and associate retention and recruiting efforts. Moreover, failure to adequately predict customer demand and consumer spending patterns or otherwise optimize and operate our distribution and fulfillment centers could result in excess or insufficient inventory, service interruptions and increased costs, any of which could significantly harm our business. As we continue to add new fulfillment centers, our fulfillment and technology networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
We face strong competition from other retailers, wholesale club operators, omni-channel retailers and other businesses which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omni-channel retailers, social commerce platforms, wholesale club operators and retail intermediaries, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. The omni-channel retail landscape is highly competitive and rapidly evolving, and the entry of new, well-funded competitors may increase competitive pressures. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
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
Certain segments of the retail industry are undergoing consolidation or substantially reducing operations, whether due to bankruptcy, consolidation or other factors. Such consolidation, or other business combinations or alliances, competitive omni-channel ecosystems or reductions in operations may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations or alliances could allow these companies to provide a wider variety of products and services at competitive prices, which could adversely affect our financial performance.
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, higher prices of petroleum products, including crude oil, natural gas, gasoline and diesel fuel, higher costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of tariffs or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the U.S., or in any of the other markets in which we operate, could adversely affect consumer demand for the products and services we sell in the U.S. or such other markets, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales, growth rates, operating income and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results and could result in impairment charges to intangible assets, goodwill or other long-lived assets.
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
The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us for sale, or adversely impact product margins due to higher labor and material costs of our suppliers that we are unable, or choose not, to pass on to our customers.
The performance of strategic alliances and other business relationships to support the expansion of our business could materially adversely affect our financial performance.
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our business. These arrangements (such as ONE, our fintech venture, and our healthcare initiative with UnitedHealth Group) may not generate the level of sales or profitability we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, business relationship or in certain of our divested markets, could materially adversely affect our financial performance.
Operational Risks
Global or regional health pandemics or epidemics, such as COVID-19, could negatively impact our business, financial position and results of operations.
The emergence, severity, magnitude and duration of global or regional pandemics, epidemics or other health crises are uncertain and difficult to predict. A pandemic, such as COVID-19, or other epidemic or contagious disease outbreak could impact our business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, the extent and duration of measures to try to contain the spread of a virus or other disease (such as travel bans and restrictions, quarantines, shelter-in-place orders, limitations on large gatherings, business and government shutdowns and other restrictions on retailers), our ability to predict future performance, exposure to litigation and our financial performance, among other things. In the event of any global or regional health crisis, customer demand for certain products may fluctuate, customer behaviors may change and consumer disposable income could be negatively impacted, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. Other factors and uncertainties may include, but are not limited to: the severity and duration of pandemics, epidemics or other health crises, including disease outbreaks in areas in which we and our suppliers operate; increased operational costs; evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures; unknown consequences on our business performance and initiatives stemming from the substantial investment of time, capital and other resources to a pandemic or other health crisis response; the effectiveness and extent of administration of vaccinations and medical treatments; the pace of recovery when any such pandemic or other health crisis subsides; and the long-term impact of a pandemic or other health crisis on our business, including consumer behaviors. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
To the extent that a future pandemic or epidemic occurs, such events may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, our reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, litigation and regulatory requirements.
Natural disasters, climate change, geopolitical events, catastrophic and other events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical tensions or events; and catastrophic and other events, such as war, civil unrest (including theft, looting or vandalism), terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), or the loss of merchandise as a result of shrink or theft in countries in which we operate, in which our suppliers are located or regions goods are transported from or through, or in other areas of the world (such as in Ukraine and Israel where wars currently exist, and armed hostilities in the Red Sea and surrounding areas through which ocean carrier vessels travel to the Suez Canal) could adversely affect our operations and financial performance.
Such events could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution or fulfillment centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution and fulfillment centers are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise), such as Hurricane Otis that impacted our stores and operations around Acapulco,

Mexico in fiscal 2024, although not material to our consolidated financial performance. Moreover, these disasters and events can negatively impact consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, increases in the costs of procuring products as a result of either reduced availability or economic sanctions, increased transportation costs (whether due to fuel prices, fuel supply or otherwise), the disruption (whether directly or indirectly) of critical infrastructure systems, banking systems, utility services or energy availability to our stores, clubs and our facilities and the disruption in our communications with our stores, clubs and our other facilities.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at stores, clubs and distribution or fulfillment centers; extreme weather patterns that affect the production or sourcing of certain commodities; flooding and extreme storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of the communities in which we operate. Relative to transition risk, certain impacts may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.
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
Political and economic instability, as well as other impactful events and circumstances (such as pandemic recovery related challenges, including supply chain disruption and production, labor shortages and increases in labor costs) in the countries in which our suppliers and their manufacturers are located or regions goods are transported from or through, the financial instability of suppliers, suppliers not having the financial ability or capacity to fulfill their indemnification obligations to us if called upon, thereby exposing us to the full cost of risks and claims, suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, merchandise safety and quality issues, disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs and other facilities, including as a result of labor slowdowns at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
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
If the quality or safety of products we sell in stores or online fails to meet our customers' expectations or regulatory standards, we could lose customers, incur liability for any injuries caused by a product we sell or otherwise experience a material impact to our brand, reputation and financial performance.
Our customers count on us to provide them with quality products at an affordable price. Occasionally, the quality of products that we source from our suppliers fails to meet customer expectations. In many cases, these products are subject to regulatory action or recall. For general merchandise, this could be because the product fails to meet safety standards. For food products, it could be because the product is a source of foodborne illness. For health and wellness products, it could be because the product does not produce the expected result for the customer or harms the customer. Any of these factors could cause customers to avoid purchasing certain products from us, or to choose to buy products from a different retailer, even if the quality issue is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. When a product we sell does not meet quality or safety standards, there is an increased risk of liability for harm the product may cause our customers. While we rely on our suppliers to meet our safety and quality expectations, and to indemnify us if their products do not, certain suppliers may not have the financial capacity or ability to fulfill their indemnification obligations. In that case, we are exposed to the full cost of liability claims. Any issue regarding the quality or safety of products we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance.
If the quality or safety of products offered for sale on our third-party marketplace fails to meet our customers' expectations or regulatory standards, we could be held directly liable, lose customers, become subject to regulatory enforcement or otherwise experience reputational harm.
Some of the products customers buy from our website are sold by third parties, which we refer to as marketplace transactions. While that transaction ultimately occurs between the third-party seller and the customer, some regulators and courts have taken a view that the retailer is responsible for marketplace transactions that occur on a retailer's digital platform. Unsettled law on whether a retailer is responsible for intellectual property or product liability claims related to marketplace transactions creates additional risk. Any unfavorable changes or legal interpretations could further expose us to liability. In addition, poor quality or safety of third-party products offered for sale on our platforms could erode customer trust, leading to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party products offered for sale on our platform that are controversial, counterfeit, pirated or stolen or that infringe the intellectual property rights of others. We may not be able to collect sufficient damages for these types of breaches from third-party sellers. Furthermore, a regulator may view us as having responsibility for regulatory compliance of the third-party products offered for sale on our platform. Although we have marketplace compliance controls in place and impose contractual terms on sellers to prohibit sales of non-compliant products, we may not be able prevent sellers from offering prohibited items for sale, enforce such terms, or fully protect against regulatory risk. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth and enterprise strategy.
We rely extensively on information and financial systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security incidents and breaches from a variety of threat actors, including both cybercriminals and nation state-sponsored actors, catastrophic events such as fires, major or extended winter storms, tornadoes, earthquakes and hurricanes, usage errors by our associates or contractors, civil or political unrest or armed hostilities. The availability of our information systems and the integrity of data are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, interrupted or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of data as well as suffer interruptions in our business operations in the interim. Any interruption to the availability of our information systems or corruption of our data may have a material adverse effect on our business or results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be significant.
In addition, we frequently update our information technology hardware, software, processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely or successfully integrate and update our information systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives. For example, during the first quarter of the fiscal year ended January 31, 2024, we initiated an upgrade to our existing financial system, including our general ledger and other applications. If we are unable to implement this upgrade as planned, the effectiveness of our internal control over financial reporting could be adversely affected; our ability to assess those controls adequately could be delayed; and our reputation, business, results of operations, financial condition and cash flows could be negatively impacted.
If the technology-based systems that give our customers the ability to shop with us online and enable us to deliver products and services do not function effectively, our operating results, as well as our ability to grow our omni-channel business globally, could be materially adversely affected.
Increasingly, customers are using computers, tablets and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media, online advertising and email to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, we offer various pickup, delivery and shipping programs including options where many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-

channel retailing is a rapidly evolving part of the retail industry and of our operations around the world, and we continue to make investments in supply chain automation to support our omni-channel strategy. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. Moreover, some of the various technology systems and services on which we rely are provided and managed by third-party service providers. To the extent either our or such other third-party systems and services do not perform or function as anticipated, whether because of an inherent flaw in the technology, a faulty implementation or a cybersecurity incident, such failure can significantly interfere with our ability to meet our customers' changing expectations. Any disruption or failure on our part to provide attractive, user-friendly and secure digital platforms that offer a wide assortment of merchandise and services at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and digital platform merchandising and related technology in a cost-efficient manner could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
Any failure to maintain the privacy or security of the information relating to our company, customers, members, associates, business partners and vendors, whether as a result of cyberattacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, result in fines, penalties, and liability, cause us to incur substantial additional costs and materially adversely affect our business and operating results.
Like most retailers, we process in our information systems personal information and/or payment information about our customers and members, and we also process information concerning our associates and vendors. In addition, our health and wellness business operations, the Walmart Health locations, and third-party service providers who handle information on our behalf, store and maintain personal health information. Some of this information is stored digitally in connection with the digital platforms and technologies that we use to conduct and facilitate our various businesses. We utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, compute capacity, content delivery to customers and members, back-office support and other functions. Such providers may have access to information we hold about our customers, members, associates, business partners or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for disrupting or obtaining access to information systems or information stored in digital and other storage media are becoming increasingly sophisticated and frequent, and in some cases, they may lead to successful attacks. Unauthorized activities directed against information systems and devices, whether our own or those of our third-party service providers and vendors, have resulted in cybersecurity incidents, including malware, ransomware, denial of service attacks or phishing incidents. We expect that our information systems and those of our third-party service providers, vendors and suppliers will continue to experience such attempted attacks in the future, which could include disruptions to our supply chain system. Cyberattacks and threat actors can be sponsored by particular nation-states, or be the work of sophisticated criminal organizations, insiders (including our associates or contractors) or third parties, each with a wide-range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience incidents and threats to data and information systems. These incidents and threats have included and are likely to continue to include both random and targeted cyberattacks, computer viruses, phishing incidents, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. The increased use of remote work infrastructure in recent years has also increased the possible attack surfaces to be exploited. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. As noted above, some of our information systems and those of our third-party service providers have experienced cybersecurity incidents or breaches and, although to date they have not had a material adverse effect on our operating results, there can be no assurance of a similar result in the future.
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the systems on which they run, including those applications and systems used in legacy operations and acquired eCommerce, technology or other businesses, are regularly subject to cyberattacks. Those attacks involve attempts to impede the operations of our system or gain unauthorized access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and misuse customers' or members' information including personal information and/or payment information and related risks discussed in this Item 1A. Such attacks, if successful, may result in potential data misuse and/or loss and may create denials of service or otherwise disable, degrade or sabotage the information systems that enable or support one or more of our digital platforms or otherwise significantly disrupt our customers' and members' shopping experience, our supply chain integrity and continuity and our ability to efficiently operate our business. If we are unable to maintain the security of the information systems that enable or support our digital platforms and keep them operating within acceptable parameters, we could suffer loss of sales, reductions in transactions, reputational damage and deterioration of our competitive position and incur liability for any damage to customers, members or others whose personal or confidential information is unlawfully obtained and misused, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.
Associate error or malfeasance, faulty password management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our security measures or those of our third-party service providers and a compromise or breach of our or their information systems. Moreover, the hardware, software or applications that comprise our information system and networked environment may have vulnerabilities or defects of design, coding, manufacture or operations that could be intentionally exploited or inadvertently used in a manner that could compromise information security. Given the age, size and complexity of these information systems and our networked environment, patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the deployment of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited by threat actors or inadvertently results in the compromise of our information systems or data.
Any compromise of our information systems or of those of businesses with which we interact, which results in regulated data or confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost or used by unauthorized persons could harm our reputation and expose us to regulatory actions (including, with respect to health information, liability under the Health Insurance Portability and Accountability Act of 1996, or "HIPAA"), customer attrition, remediation expenses and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems or data change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures, or detect the activities of a threat actor. Even if we detect a cybersecurity incident, the nature and extent of that cybersecurity incident may not be immediately clear. Based on the sophistication of the threat actors and the size and complexity of our information systems and networked environment, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. We may not understand or appreciate that what is detected and treated as multiple individual cybersecurity incidents or events may be associated with the coordinated actions of a single threat actor. In addition, while our investigation of a cybersecurity incident is ongoing, we may not know the full extent of the harm caused by a threat actor, and such harm may spread both internally and to certain customers, vendors, or other third parties. These factors may inhibit our ability to provide rapid, complete and reliable information about the cybersecurity incident to customers, counterparties and regulators, as well as the public. It may also not be clear how best to contain and remediate any harm caused by the cybersecurity incident, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business operations, financial position and results of operations.
To the extent that any cyberattack, ransomware or incursion in our or one of our third-party service provider's information systems results in the loss, damage, misappropriation or other compromise of information, we may be materially adversely affected by claims from customers, members, financial institutions, regulatory authorities, payment card networks and others.
Our compliance programs, information technology and enterprise risk management efforts cannot eliminate all systemic risk. Disruptions in our systems caused by associate error or malfeasance, security incidents, breaches or cyberattacks – including attacks on those parties we do business with (such as strategic partners, suppliers, banks or utility companies) – could harm our ability to conduct our operations, which may have a material effect on us, may result in losses that could have a material adverse effect on our financial position or results of operations, or may have a cascading effect that adversely impacts our partners, third-party service providers, customers, members, financial services firms and other third parties that we interact with on a regular basis.
Our reputation with our customers and members is important to the success of our enterprise strategy, which combines traditional retail, membership models, marketplaces, financial services, healthcare, and other customer and business services into a series of interconnected assets to make it seamless for customers to interact with us. Security-related events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores thereby materially adversely affecting our operations, net sales, growth rates, operating income, results of operations, financial position, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial position and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security compromise or operationally impactful malware event, such as ransomware, could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, electronic benefits transfer (EBT) cards, mobile payments and our private label credit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we or our third-party suppliers maintain are able to detect, prevent or contain cyberattacks, cyberterrorism, security incidents, breaches or other compromises from malware, ransomware or other threats that are known or may be developed in the future. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
Additionally, through various financial service partners and our ONE fintech venture, we offer various services such as money transfers, digital payment platforms, bill payment, money orders, check cashing, prepaid access, co-branded credits cards, installment lending and earned wage access. These products and services require us to comply with legal and regulatory requirements, including those related to privacy, information security, anti-money laundering and sanctions regimes and consumer protection, under both U.S. state and federal laws and regulations, as well as those of certain other countries. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation.
We also have compliance obligations associated with privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include liability for security and privacy breaches. Among other obligations, breaches may trigger obligations under U.S. federal and state laws and those in certain other countries to notify affected individuals, government agencies and the media. Consequently, cybersecurity incidents that result in a data breach could subject us to fines, sanctions and other legal liability and harm our reputation.
Changes in third-party reimbursements and contracts, type or scope of offerings of our health and wellness business or the Walmart Health business could adversely affect our overall results of operations, cash flows and liquidity.
We have retail pharmacy operations in our Walmart U.S. and Sam's Club segments across the U.S. and in various of our international markets such as Canada and Mexico. We also provide management services to Walmart Health centers that offer medical, dental, behavioral health and other health services in a number of states, as well as a national telehealth service provider. In addition, our 10-year collaboration with UnitedHealth Group includes agreements for Walmart Health to provide value-based care to patients in certain areas of the U.S., among other initiatives.
A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs"). Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements, including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options and/or home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the state or federal regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of health reform efforts, and other changes to or novel interpretations of existing state or federal laws, rules and regulations that affect our retail pharmacy business.
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
Our ability to continue to conduct and expand our operations depends on our ability to attract and retain a large and growing number of qualified associates globally. Our ability to meet our labor needs, including our ability to find qualified personnel to fill positions that become vacant at our existing stores, clubs, distribution and fulfillment centers and corporate offices, while controlling our associate wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. Additionally, our ability to successfully execute organizational changes, including our enterprise strategy and management transitions within our senior leadership, and to effectively motivate and retain associates are critical to our business success. We compete for talent with other retail and non-retail businesses, including, for example, technology, health and wellness and fintech businesses, and invest significant resources in training and motivating our associates. Increased competition among potential employers at all levels, including senior management and executive levels, could result in increased associate costs or make it more difficult to recruit and retain associates. If we are unable to locate, attract or retain qualified personnel, or manage leadership transition successfully, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
In addition, if our costs of labor or related costs increase for other reasons or if new, revised or novel interpretations of existing labor laws, rules or regulations or healthcare laws, including those related to worker classification, are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.
Financial Risks
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our consolidated net sales, consolidated operating income, growth rates, eCommerce growth rates, advertising and other higher-margin initiatives (which is expected to help drive our operating income growth at a rate faster than net sales over the long term), capital expenditures, comparable store and club sales growth rates or earnings and adjusted earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies, changes in our effective tax rates, changes in our financial estimates and recommendations by securities analysts or, failure of our performance to compare favorably to that of other retailers may have a negative effect on the price of our stock.
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
We may pay for products we purchase for sale in our stores, clubs and eCommerce platforms around the world with a currency other than the local currency of the country in which the goods will be sold. When we must acquire the currency to pay for such products and the exchange rates for the payment currency fluctuate in a manner unfavorable to us, our cost of sales may increase and we may be unable or unwilling to change the prices at which we sell those goods to address that increase in our costs, with a corresponding adverse effect on our gross profit. Consequently, unfavorable fluctuations in currency exchange rates have adversely affected, and may continue to adversely affect, our results of operations.
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
During fiscal 2024, our Walmart International operations generated approximately 18% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions, legal and regulatory constraints, such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as India, restrictive governmental actions (such as trade protection measures or nationalization), antitrust and competition law regulatory matters (such as those underway in Canada, Mexico and India (relating to our Flipkart subsidiary)), local product safety and environmental laws, tax regulations, local labor laws, anti-money laundering laws and regulations, trade policies, foreign exchange or currency regulations, laws and regulations regarding consumer and data protection, and other matters in any of the countries or regions in which we operate, now or in the future.
Changing our operations in accordance with new or changed restrictions on international trade or newly imposed sanctions can be expensive, time-consuming and disruptive to our operations, and such restrictions can be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. In addition, tensions between nation-state governments and conflicts of laws may lead to challenges for our operations. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could adversely affect our business or financial performance and our reputation. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could also adversely affect our business or financial performance and our reputation. The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they recur, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries that have historically been less stable than the U.S. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, geopolitical tensions or events, laws and regulations.
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or U.S. sanctions laws and regulations or the laws and regulations of other countries. We maintain global policies which appropriately regulate such business practices and have in place global compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are appropriately regulated by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could subject us to fines and penalties and adversely affect our business or financial performance and our reputation.

Changes in tax and trade laws, regulations and interpretations could materially adversely affect our financial performance.
In fiscal 2024, our Walmart U.S. and Sam's Club operating segments generated approximately 82% of our consolidated net sales. Significant changes in tax and trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs could have an adverse effect on our business and financial performance. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. and international operations as well as our business.
We are subject to income taxes, other taxes and tax collection and reporting obligations in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our taxes could be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in worldwide tax laws, tax rates, regulations or accounting principles and the interpretations of those rules. In addition, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date of those obligations.
We are also exposed to future tax legislation, as well as the issuance of future regulations and changes in administrative interpretations of existing tax laws, and changes in transfer pricing arrangements with our subsidiaries, any of which can impact our or our subsidiaries current and future years' tax provision. The effect of such changes in tax law, changes in administrative interpretations of existing tax laws or changes in transfer pricing arrangements could also have a material effect on our business, financial position and results of operations. In the U.S., the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed federal income tax laws that affect U.S. corporations. As further guidance is issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance. Compliance with the Tax Act and any other new tax rules, regulations, guidance and interpretations, including collecting information not regularly produced by us or unexpected changes in our estimates, may require us to incur additional costs and could affect our results of operations.
In addition, legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to or seek to enforce novel interpretations of their tax rules. These changes could include modifications that have temporary effect and more permanent changes. For example, the Organization for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis, which became effective in many jurisdictions in which we operate starting January 1, 2024. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.
Furthermore, we are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations, legislation and interpretations. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination and settlement is made.
Changes in and/or failure to comply with other laws, regulations and interpretations of such laws and regulations specific to the businesses and jurisdictions in which we operate could materially adversely affect our reputation, market position or our business and financial performance.
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
Our health and wellness operations in the U.S. and the operations of the Walmart Health locations are subject to numerous federal, state and local laws and regulations including, but not limited to, those related to: licensing, reimbursement arrangements and other requirements and restrictions; registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; governmental (including Medicare and Medicaid) and commercial reimbursement; data privacy and security and the sharing and interoperability of data, including obligations and restrictions related to health information (such as those imposed under HIPAA); billing and coding for healthcare services and properly handling overpayments; debt collection; necessity and adequacy of healthcare services; relationships with referral sources and referral recipients and other fraud and abuse issues, such as those addressed by anti-kickback and false claims laws and patient inducement regulations; qualification of healthcare practitioners; quality and standards of medical services and equipment; and the practice of the professions of pharmacy, medical, dental and behavioral healthcare services, including limitations on the corporate practice of medicine in certain states.
Health-related legislation at the federal and state level may have an adverse effect on our business or require us to modify certain aspects of our operations. For example, in the U.S., the Drug Enforcement Administration ("DEA") and various other regulatory authorities regulate the purchase, distribution, maintenance and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state-controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the U.S. Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, there has been recent heightened governmental and public scrutiny of pharmaceutical product pricing, which has resulted in federal and state legislation and regulations, executive orders and other initiatives and proposals designed to increase transparency in pharmaceutical product pricing and reform government program reimbursement methodologies (for example, the Inflation Reduction Act, which includes, among other matters, policies designed to impact drug prices and reduce drug spending by the federal government). Other health reform efforts at the federal and state levels may also impact our business or require us to modify certain aspects of our operations. We may not be able to predict the nature or success of reform initiatives, and the resulting uncertainties may have an adverse effect on our business.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to competition and antitrust matters; protection of the environment and health and safety matters, including exposure to, and the management and disposal of, hazardous substances; food and drug safety, including drug supply chain security requirements; trade, consumer protection, and safety, including the availability, sale, price label accuracy, advertisement and promotion of products we sell and the financial services we offer (including through our digital channels, stores and clubs, as well as our ONE fintech venture); anti-money laundering prohibitions; consumer financial protection laws; economic, trade and other sanctions matters; licensure, certification and enrollment with government programs; data privacy and cybersecurity and the sharing and interoperability of data; working conditions, workplace health and safety, equal employment opportunity, worker classification, employee benefit and other labor and employment matters; and health and wellness related regulations for our pharmacy operations outside of the U.S. In addition, certain financial services we offer or make available are subject to U.S. and international legal and regulatory requirements, including those intended to help detect and prevent money laundering, fraud and other illicit activity, as well as consumer financial protections and sanctions laws. Failure to meet these requirements could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance or alter our relationships with our customers, partners and other third parties, including our ability to continue certain relationships in Mexico, India or other international jurisdictions; result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to customers or the imposition of fines or monetary penalties. Increased U.S. regulation of non-bank financial institutions may also result in additional requirements and scrutiny of certain financial services we offer.
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting diligence, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital and risk oversight could expand the nature, scope and complexity of matters that we are required to control, assess and report.
Data privacy and protection laws or customer expectations relating to the collection, use, retention, disclosure, transfer and processing of personal information continue to undergo a rapid transformation in the U.S. and in non-U.S. jurisdictions. Recently enacted state laws, such as the California Consumer Privacy Act ("CCPA"), in a number of states that have become effective, or will soon be effective, have created a substantially more complex regulatory regime associated with data-handling practices. Moreover, other laws and regulations related to data-handling and privacy that apply to our business, such as the Illinois Biometric Information Privacy Act, the European Union's General Data Protection Regulation ("GDPR"), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), China's Personal Information Protection Act ("PIPL"), and similar legislation in Quebec Canada further increases the compliance obligations of our business. Certain of these laws have required us to modify our data processing practices and policies and to incur substantial costs and expenses to comply, which we anticipate will continue in the future. These and other privacy and cybersecurity laws may carry significant potential damages and civil penalties for noncompliance. For example, in the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover (i.e., revenue) in the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. Further, PIPL took effect in China in November 2021. PIPL raises the protection requirements for processing personal information and requires government approval to either allow the access of personal information in China by someone outside of China or conduct personal data transfers outside of China. Fines for PIPL violations range from approximately RMB 50 million to up to 5% of the infringing company's previous year's revenues generated from within China. We have made changes, and we may in the future make additional adjustments to our business practices, to comply with the personal information protection laws and regulations in China as they evolve. Residents in jurisdictions with comprehensive privacy laws have rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and may have a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer Protection Act. We may be subjected to penalties and other consequences for noncompliance, including changing some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity, impact our reputation and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny as to existing laws and regulations (including, but not limited to, in the U.S., shifting enforcement priorities for existing antitrust, competition and pricing laws, as well as proposed new rules and regulations) generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices of existing laws and regulations may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. If we fail to predict or respond adequately to changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our business, operations and financial performance may be adversely affected.
In addition, we may face audits or investigations by one or more government agencies relating to our compliance with applicable laws and regulations. The regulatory, political and media scrutiny we face, which may continue, amplifies these risks. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including: suspension of payments from government programs; loss of required licenses and certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs in the U.S.; termination from contractual relationships, including those with our drug suppliers and third-party payers; and significant fines or monetary damages. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation and have a material adverse effect on our business operations, financial position and results of operations.
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
We have been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. We are also a defendant in numerous litigation proceedings related to opioids, including the consolidated multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804) currently pending in the U.S. District Court for the Northern District of Ohio and a lawsuit filed against us by the United States Department of Justice in the District of Delaware in 2020. Similar cases that name us also have been filed in state courts by state, local and tribal governments, healthcare providers and other plaintiffs. Plaintiffs in these cases are seeking compensatory and punitive damages, as well as injunctive relief including abatement. We have entered into a settlement framework to resolve certain of these matters and accrued a liability for approximately $3.3 billion, almost all of which was paid in fiscal 2024. We cannot predict the ultimate number of opioids-related claims that may be filed or their outcomes and cannot reasonably estimate any loss or range of loss that may arise from opioids-related matters.
In addition, in July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart and other parties requesting the recipients show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations should not be initiated against them based on alleged violations that related to a period prior to our acquisition of a majority stake in Flipkart in 2018. Also, in October 2023, the main Mexican operating subsidiary of Wal-Mart de México was notified of the initiation of a quasi-judicial administrative process against it for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. Because this process is at an early stage, we cannot provide any assurance as to the scope and outcome of this matter, and cannot reasonably estimate any loss or range of loss that may arise from this matter.
We can provide no assurance as to the scope or outcome of any proceeding that might result from the notice, the amount of proceeds we may receive in indemnification, and can provide no assurance as to whether there will be a material adverse effect to our business or Consolidated Financial Statements. We are also a defendant in litigation with the Federal Trade Commission regarding our money transfer agent services and is also cooperating with and responding to subpoenas issued by the U.S. Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice regarding our consumer fraud prevention program and anti-money laundering compliance related to our money transfer services, where we are an agent. We are unable to predict the outcome of the litigation or investigations or any other related actions by governmental entities regarding these matters and can provide no assurance as to the scope and outcome of these matters and whether our business, financial position, results of operations or cash flows will not be materially adversely affected. We discuss in more detail these cases and other litigation to which we are party below under the caption "Item 3. Legal Proceedings" and in Note 10 in the "Notes to our Consolidated Financial Statements," which are part of this Annual Report on Form 10-K.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, associate or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The exclusive forum provision may increase the costs for a shareholder to bring a claim or limit a shareholder's ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, associates or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position or results of operations. While the exclusive forum provision applies to state and federal law claims, our shareholders will not be deemed to have waived our compliance with, and the exclusive forum provision will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under, the federal securities laws, including the Exchange Act, as amended, or the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
Our reputation may be adversely affected if we are not able to satisfy varied stakeholder expectations with respect to our ESG goals.
We strive to deliver shared value through our business and our diverse stakeholders expect us to make significant progress in certain ESG priority issue areas. Stakeholder expectations regarding ESG matters continue to evolve and are not uniform. We have established, and may continue to establish, various goals and initiatives on these matters, including with respect to climate change initiatives. We cannot guarantee that we will achieve these goals and initiatives. Any failure, or perceived failure, by us to achieve these goals and initiatives or to otherwise meet evolving and varied stakeholder expectations could adversely affect our reputation. We periodically publish information about our ESG priorities, strategies and progress on our corporate website and update our ESG reporting from time to time. Achievement of these aspirations and goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail, or be perceived to have failed, in the achievement of our ESG goals or that certain of our customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations might not be satisfied with our goals or our efforts toward achieving those goals. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. A failure or perceived failure to meet our goals could adversely affect public perception of our business, associate morale or customer or shareholder support.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Walmart seeks to build and maintain the trust of customers, associates, shareholders and other stakeholders with respect to our use of technology and data. Our digital trust commitments, in line with our Company's values of service, excellence, integrity and respect for the individual, provide a foundation for our approach to cybersecurity.

The Board of Directors, committees of the Board of Directors and management coordinate risk oversight and management responsibilities, and cybersecurity represents an important component of our overall approach to enterprise risk management. In general, we seek to address cybersecurity risks through a cross-functional approach focused on protecting business operations and preserving the confidentiality, integrity and availability of information by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Board of Directors' oversight of risks from cybersecurity threats
Our Board of Directors, which has primary responsibility for overseeing risk management, has delegated risk management oversight responsibility for information systems, information security, data privacy and cybersecurity to the Audit Committee. Several of our Board members, including certain members of our Audit Committee, have backgrounds or professional experience in risk management, digital platforms, information technology or cybersecurity.
The Audit Committee receives periodic updates from our Chief Information Security Officer ("CISO"), Chief Technology Officer ("CTO") and other members of management on risks related to information systems, information security, data privacy and cybersecurity. Specific topics may include updates to our company's approach to cybersecurity risk management; recent developments; key initiatives; the threat landscape; trends; and the results of certain assessments and testing. The Board of Directors receives regular reports from the Audit Committee chair on these and other risk-related matters as deemed necessary. Our CISO or other members of management provide information to the Audit Committee pursuant to risk-based escalation protocols for cybersecurity incidents that exceed established reporting thresholds.
Management's role in assessing and managing material risks from cybersecurity threats
Our CISO leads Walmart's Information Security organization and has responsibility for overseeing our Company's cybersecurity program. To operationalize our program, we deploy multidisciplinary teams, including cybersecurity personnel and professionals, to address cybersecurity threats and respond to cybersecurity incidents, including for those non-wholly owned subsidiaries whose systems have not been fully integrated into Walmart's networks. Through ongoing engagement with these teams and certain third-party service providers, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and reports cybersecurity incidents that reach established thresholds to senior management and the Audit Committee, which are also analyzed for external reporting requirements.
Our CISO has been a Walmart associate for over 30 years, has served in various roles in information technology and information security at Walmart for almost 20 years, and has received industry-recognized information security certifications. Our CTO, to whom the CISO reports, has served as Walmart's CTO since 2019 and prior to that had experience managing technology and other risks at several other large public companies.
Risk Management and Strategy
Our cybersecurity program is informed by various industry frameworks including the National Institute of Standards and Technology Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity (NIST-CSF Version 1.1), which are reflected in our related policies, standards, processes and practices. We may implement changes to our cybersecurity program when deemed necessary based on updates to industry standards among other things. We have multiple layers of security designed to detect and block cybersecurity events, as well as dedicated teams of cybersecurity personnel and professionals, which assist our CISO in helping to assess, identify, monitor, detect and manage cybersecurity risks, threats, vulnerabilities and incidents. We collaborate with public and private entities and industry groups and engage third-party service providers to expand the capabilities and capacity of our cybersecurity program when deemed necessary. Certain key components of our cybersecurity program include the following:
Protecting our technology and information systems: When we implement significant changes to our technologies or information systems, we conduct risk-based security and privacy impact assessments and deploy technical safeguards that are designed to reasonably protect our technology and information systems from cybersecurity threats. We actively monitor and proactively research potential cybersecurity threats to our technologies and information systems. We use what we learn to evolve our security controls over time to mitigate risks posed by such threats.
Incident response and recovery planning: We maintain incident response and recovery plans that address our response to cybersecurity incidents, including incidents that we become aware of at third parties that support our operations. These plans guide how we evaluate and assign incident severity levels and reporting thresholds; escalate and engage incident response teams; and manage and mitigate the related risks.
Third-party risk management: We maintain a risk-based approach to identifying and managing cybersecurity threats presented to Walmart by third-party systems that support our operations, as well as third-party users of our data and systems, including vendors, service providers and subcontractors.
Training and awareness: We provide recurring information security training (which includes cybersecurity training) to our associates and certain third parties based on access, risk, roles, policies, standards and behaviors.

Assessments and testing: We engage in periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats. These efforts include tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to assist with our assessments and testing. Where appropriate we adjust our cybersecurity policies, standards, processes and practices accordingly based on internal and external assessment and testing results.
Certain of Walmart's systems and those of our third-party service providers have experienced cybersecurity incidents and threats. Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. Additional information about cybersecurity risks we face is discussed in "Item 1A. Risk Factors," which should be read in conjunction with the information above.

ITEM 2.	PROPERTIES
As of January 31, 2024(1), retail unit counts for Walmart U.S., Sam's Club and International are summarized as follows:

	Total	Square feet(2)
Walmart U.S.
Supercenters	3,560	632,771
Discount Stores	360	37,816
Neighborhood Markets and other small formats	695	28,414
Walmart U.S. Total	4,615	699,001
Sam's Club	599	80,199
Domestic Total	5,214	779,200

International
Retail	5,075	236,180
Wholesale	327	37,685
International Total	5,402	273,865

Total Company	10,616	1,053,065
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2023, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2024.
(2)Square feet reported in thousands.

Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2024(1):

	Owned	Leased(2)	Total
Retail Units
Walmart U.S. retail units	4,041	574	4,615
Sam's Club retail units	512	87	599
International retail units	1,469	3,933	5,402
Total retail units	6,022	4,594	10,616

Distribution Facilities
Walmart U.S. distribution facilities	112	50	162
Sam's Club distribution facilities	10	20	30
International distribution facilities	22	154	176
Total distribution facilities	144	224	368
(1)Walmart International properties, with the exception of Canada, are as of December 31, 2023, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2024.
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
I. SUPPLEMENTAL INFORMATION: The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities. We discuss certain legal proceedings in Note 10 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit was filed.
Prescription Opiate Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL"). The MDL is pending in the U.S. District Court for the Northern District of Ohio and includes over 340 cases as of March 4, 2024. The liability phase of a single, two-county trial in one of the MDL cases against a number of parties, including the Company, regarding opioid dispensing claims resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The Company has filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive portion of the judgment went into effect on February 20, 2023. On September 11, 2023, the Sixth Circuit Court of Appeals issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. On November 29, 2023, the Supreme Court of Ohio accepted the request for certification, and the matter remains pending with that court. On October 25, 2023, the MDL designated four cases brought by third-party payers as bellwether cases to proceed through discovery. Additional bellwethers of cases brought by hospitals and other healthcare providers may be designated in the future. In addition, there are over 50 other cases pending in state and federal courts throughout the country against the Company as of March 4, 2024, as well as other cases in Canada against Wal-Mart Canada Corp. and certain other subsidiaries of the Company. The case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Annual Report on Form 10-K.
Opioid Settlement Framework: On November 15, 2022, the Company announced that it had agreed to a Settlement Framework to resolve substantially all opioids-related lawsuits filed against the Company by states, political subdivisions, and Native American tribes (other than the single, two-county trial on appeal to the Sixth Circuit Court of Appeals as described above), as described in more detail in Note 10 to the Consolidated Financial Statements. The Company now has settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico and three other U.S. territories, that are intended to resolve substantially all opioids-related lawsuits brought by state and local governments against the Company. As described in more detail in Note 10 to the Consolidated Financial Statements, the Settlement Framework became effective on September 6, 2023, and as of January 31, 2024 substantially all of the original approximately $3.3 billion accrued liability for the Settlement Framework and other settlements have been paid.
DOJ Opioid Civil Litigation: A civil complaint pending in the U.S. District Court for the District of Delaware has been filed by the U.S. Department of Justice (the "DOJ") against the Company, in which the DOJ alleges violations of the Controlled Substances Act related to nationwide distribution and dispensing of opioids. U.S. v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20. The Company filed a motion to dismiss the DOJ complaint on February 22, 2021. After the parties had fully briefed the Company's motion to dismiss, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a partial motion to dismiss the amended complaint. The Court held a hearing on the partial motion to dismiss on January 18, 2024, and ordered the DOJ to file an amended complaint. The DOJ filed that amended complaint on February 1, 2024, and Walmart filed a partial motion to dismiss that complaint on February 6, 2024. On March 11, 2024, the Court granted in-part Walmart's motion by dismissing the entirety of the DOJ's claims related to distribution and dismissing the DOJ's claims arising under one of the DOJ's two dispensing liability theories. The DOJ's claims arising under its other dispensing liability theory remain pending.

Opioids Related Securities Class Actions and Derivative Litigation: Three derivative complaints and two securities class actions drawing heavily on the allegations of the DOJ complaint have been filed in Delaware naming the Company and various current and former directors and certain current and former officers as defendants. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of opioids dispensing and distribution and that the defendants violated Section 14(a) of the Exchange Act, and are liable for contribution under Section 10(b) of the Exchange Act in connection with the Company's disclosures about opioids. Two of the derivative suits have been filed in the U.S. District Court in Delaware and those suits have been stayed pending further developments in other opioids litigation matters. The other derivative suit has been filed in the Delaware Court of Chancery. The defendants in the derivative suit pending in the Delaware Court of Chancery moved to dismiss and/or to stay that case on December 21, 2021; the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or stay proceedings on the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The derivative matter pending in the Delaware Court of Chancery is stayed until the SLC completes its investigation.
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
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc. Trial is currently set for September 30, 2024. The Company believes it has strong defenses and is vigorously defending this litigation matter. While the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements.
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
Holders of Record of Common Stock
As of March 13, 2024, there were 200,344 holders of record of Walmart's common stock, although there is a much larger number of beneficial owners.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2024 to the cumulative total returns on the S&P 500 Consumer Discretionary Distribution & Retailing Index (formerly named the S&P 500 Retailing Index) and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2019 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Walmart Inc., the S&P 500 Index
and S&P 500 Consumer Discretionary Distribution & Retailing Index
(Fiscal Years Ended January 31)

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Walmart Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retailing Index

*Assumes $100 Invested on February 1, 2019 Assumes Dividends Reinvested Fiscal Year ended January 31, 2024

	Fiscal Years Ended January 31,
	2019	2020	2021	2022	2023	2024
Walmart Inc.	$100.00	$120.27	$148.41	$148.47	$153.58	$177.30
S&P 500 Index	100.00	121.68	142.67	175.90	161.45	195.06
S&P 500 Consumer Discretionary Distribution & Retailing Index	100.00	117.54	166.19	180.56	147.66	190.67
Issuer Repurchases of Equity Securities
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2024 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2024, authorization for $16.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2024, was as follows:

Fiscal Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share (in dollars)(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(2) (in billions)
November 1-30, 2023	5,340,951	$51.99	5,340,951	$17.8
December 1-31, 2023	13,913,403	51.41	13,913,403	17.1
January 1-31, 2024	10,211,025	53.62	10,211,025	16.5
Total	29,465,379		29,465,379
(1) Share and per share information in this table has been adjusted to reflect the 3-for-1 common stock split effected on February 23, 2024. Refer to Note 1.
(2) Represents the approximate dollar value of shares that could have been repurchased under the current plan at the end of the month.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2024 ("fiscal 2024"), January 31, 2023 ("fiscal 2023") and January 31, 2022 ("fiscal 2022"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments to provide a better understanding of how each of those segments and its results of operations affect the financial position and results of operations of the Company as a whole.
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
Management also measures the results of comparable store and club sales, or comparable sales, a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, for a particular period from the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our ecosystem, such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
On February 23, 2024, the Company effected a 3-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split.
We have taken certain strategic actions across our segments, including an increased emphasis on investments in automation and supply chain as well as diversifying our earnings streams through category and business mix. Additionally, in the Walmart International segment, we have taken strategic actions to reshape our portfolio including the following highlights over the last three years:
•In February 2021, we completed the sale of Asda for net consideration of $9.6 billion. Refer to Note 12.
•In March 2021, we completed the sale of Seiyu for net consideration of $1.2 billion. Refer to Note 12.
•In November 2022, we completed the buyout of the noncontrolling interest shareholders of our Massmart subsidiary (Refer to Note 3) and in December 2022, we exited operations in certain countries in Africa.
•In December 2022, we increased our ownership in PhonePe as part of the separation from our majority-owned Flipkart subsidiary. Refer to Note 3.
We operate in a highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce, health and wellness, financial services, advertising and data service businesses. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality associates. We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics and pandemics, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain, inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, inflation, deflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment. Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in its securities can be found herein under "Item 1A. Risk Factors."
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. Merchandise costs for fiscal 2024 continued to be impacted by inflation, however at a lower rate than we experienced in fiscal 2023. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
We expect continued uncertainty in our business and the global economy due to inflationary trends; swings in macroeconomic conditions and their effect on consumer confidence; volatility in employment trends; supply chain pressures; and ongoing uncertainties related to global health epidemics or pandemics, any of which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
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
Calendar comparable sales, as well as the impact of fuel, for fiscal 2024 and 2023, were as follows:

	Fiscal Years Ended January 31,
	2024	2023	2024	2023
	With Fuel		Fuel Impact
Walmart U.S.	5.5%	7.0%	(0.1)%	0.4%
Sam's Club	2.3%	14.6%	(2.6)%	4.2%
Total U.S.	4.9%	8.2%	(0.6)%	1.0%
Comparable sales in the U.S., including fuel, increased 4.9% and 8.2% in fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. Walmart U.S. comparable sales increased 5.5% and 7.0% in fiscal 2024 and 2023, respectively. For fiscal 2024, comparable sales growth was driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness. For fiscal 2023, comparable sales growth was driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. Walmart U.S. eCommerce sales positively contributed approximately 2.6% and 0.7% to comparable sales for fiscal 2024 and 2023, respectively, which was primarily driven by store pickup and delivery.
Comparable sales at Sam's Club increased 2.3% and 14.6% in fiscal 2024 and 2023, respectively. For fiscal 2024, Sam's Club comparable sales benefited from growth in transactions and average ticket, including strong sales in grocery and health and wellness. Sam's Club comparable sales for fiscal 2023 benefited from growth in transactions and average ticket and included higher inflation impacts in certain merchandise categories. Sam's Club eCommerce sales positively contributed approximately 1.7% and 0.8% to comparable sales for fiscal 2024 and 2023, respectively.
Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs and we operate with discipline by managing expenses and optimizing the efficiency of how we work. Additionally, we focus on our mix of businesses, including the expansion of connected value streams with higher margins, such as advertising and membership income. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2024	2023
Net sales	$642,637	$605,881
Percentage change from comparable period	6.1%	6.7%
Gross profit as a percentage of net sales	23.7%	23.5%
Operating, selling, general and administrative expenses as a percentage of net sales	20.4%	21.0%
Operating income	$27,012	$20,428
Operating income as a percentage of net sales	4.2%	3.4%
Gross profit as a percentage of net sales ("gross profit rate") increased 27 and decreased 98 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024, the increase was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps and lapping higher markdowns incurred in the prior year, partially offset by product mix shifts into lower margin categories. For fiscal 2023, the decrease was primarily due to markdowns and merchandise mix in the U.S., higher supply chain costs and inflation related LIFO charges in the Sam's Club segment.
For fiscal 2024, operating expenses as a percentage of net sales decreased 60 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were positively impacted by lapping charges of $3.3 billion related to opioid-related legal settlements and $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment in the prior year.
For fiscal 2023, operating expenses as a percentage of net sales increased 23 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were negatively impacted by the charges related to opioid-related legal settlements and the reorganization and restructuring of certain businesses in the Walmart International segment discussed above. These charges were partially offset by growth in net sales and lower incremental COVID-19 costs.
Operating income as a percentage of net sales increased 83 basis points and decreased 120 basis points for fiscal 2024 and 2023, respectively, due to the factors described above.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on assets, return on investment and free cash flow metrics. We also provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.6% and 4.6% for fiscal 2024 and 2023, respectively. The increase in ROA was primarily due to the increase in consolidated net income, which was driven by higher operating income. ROI was 15.0% and 12.7% for fiscal 2024 and 2023, respectively. The increase in ROI was the result of an increase in operating income, primarily due to lapping charges associated with opioid-related legal settlements as well as reorganization and restructuring expenses, all recorded in fiscal 2023, as well as improvements in business performance, partially offset by an increase in average invested capital, primarily due to higher purchases of property and equipment.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$16,270	$11,292
Denominator
Average total assets(1)	$247,798	$244,029
Return on assets (ROA)	6.6%	4.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,012	$20,428
+ Interest income	546	254
+ Depreciation and amortization	11,853	10,945
+ Rent	2,277	2,306
ROI operating income	$41,688	$33,933

Denominator
Average total assets(1)	$247,798	$244,029
+ Average accumulated depreciation and amortization(1)	114,944	106,249
- Average accounts payable(1)	55,277	54,502
- Average accrued liabilities(1)	29,943	28,593
Average invested capital	$277,522	$267,183
Return on investment (ROI)	15.0%	12.7%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by 2.

	As of January 31,
	2024	2023	2022
Certain Balance Sheet Data
Total assets	$252,399	$243,197	$244,860
Accumulated depreciation and amortization	119,602	110,286	102,211
Accounts payable	56,812	53,742	55,261
Accrued liabilities	28,759	31,126	26,060

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2024	2023
Supply chain, customer-facing initiatives and technology	$11,828	$9,209
Store and club remodels	5,792	4,990
New stores and clubs, including expansions and relocations	75	33
Total U.S.	$17,695	$14,232
Walmart International	2,911	2,625
Total capital expenditures	$20,606	$16,857
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $35.7 billion, $28.8 billion and $24.2 billion for fiscal 2024, 2023 and 2022, respectively. We generated free cash flow of $15.1 billion, $12.0 billion and $11.1 billion for fiscal 2024, 2023 and 2022, respectively. The increase in net cash provided by operating activities in fiscal 2024 is primarily due to higher cash provided by operating income, as well as timing of certain payments and strategic inventory management as part of working capital initiatives, partially offset by payment of the remaining accrued opioid legal charges. Free cash flow for fiscal 2024 increased when compared to fiscal 2023 due to the increase in operating cash flows described above, partially offset by an increase of $3.7 billion in capital expenditures to support our investment strategy. Net cash provided by operating activities for fiscal 2023 increased when compared to fiscal 2022 primarily due to moderated levels of inventory purchases, partially offset by a decline in operating income and the timing of certain payments. Free cash flow for fiscal 2023 increased when compared to fiscal 2022 due to the increase in net cash provided by operating activities described above, partially offset by an increase of $3.8 billion in capital expenditures to support our investment strategy.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Net cash provided by operating activities	$35,726	$28,841	$24,181
Payments for property and equipment	(20,606)	(16,857)	(13,106)
Free cash flow	$15,120	$11,984	$11,075

Net cash used in investing activities(1)	$(21,287)	$(17,722)	$(6,015)
Net cash used in financing activities	(13,414)	(17,039)	(22,828)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2024	2023	2022
Total revenues	$648,125	$611,289	$572,754
Percentage change from comparable period	6.0%	6.7%	2.4%
Net sales	$642,637	$605,881	$567,762
Percentage change from comparable period	6.1%	6.7%	2.3%
Total U.S. calendar comparable sales increase	4.9%	8.2%	7.7%
Gross profit rate	23.7%	23.5%	24.4%
Operating income	$27,012	$20,428	$25,942
Operating income as a percentage of net sales	4.2%	3.4%	4.6%
Loss on extinguishment of debt	$—	$—	$2,410
Other (gains) and losses	$3,027	$1,538	$3,000
Consolidated net income	$16,270	$11,292	$13,940
Unit counts at period end(1)	10,616	10,623	10,593
Retail square feet at period end(1)	1,053	1,056	1,060
(1)     Unit counts and associated retail square feet are presented for stores and clubs generally open as of period end, and reflects the removal of stores in the U.K. and Japan subsequent to closing the divestitures in fiscal 2022. Permanently closed locations are not included in these metrics.
Our total revenues, which includes net sales and membership and other income, increased $36.8 billion or 6.0% and $38.5 billion or 6.7% for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. These increases in revenues were primarily due to increases in net sales, which increased $36.8 billion or 6.1% and $38.1 billion or 6.7% for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024, the increase was primarily due to positive comparable sales for the Walmart U.S. and Sam's Club segments, which were driven by growth in transactions, combined with growth in average ticket, including strong sales in grocery and health and wellness, along with positive comparable sales across our international markets. Net sales were positively impacted by $3.0 billion of fluctuations in currency exchange rates during fiscal 2024. For fiscal 2023, the increase was primarily due to strong positive comparable sales for the Walmart U.S. and Sam's Club segments which was driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions, along with positive comparable sales in all of our international markets. Additionally, net sales were negatively impacted by a decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022 and $3.7 billion of fluctuations in currency exchange rates during fiscal 2023.
Our gross profit rate increased 27 basis points and decreased 98 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024, the increase was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps and lapping higher markdowns incurred in the prior year, partially offset by product mix shifts into lower margin categories. For fiscal 2023, the decrease was primarily due to markdowns and merchandise mix in the U.S., higher supply chain costs and inflation related LIFO charges in the Sam's Club segment.
For fiscal 2024, operating expenses as a percentage of net sales decreased 60 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were positively impacted by lapping charges of $3.3 billion related to opioid-related legal settlements and $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment in the prior year. For fiscal 2023, operating expenses as a percentage of net sales increased 23 basis points when compared to the previous fiscal year. Operating expenses as a percentage of net sales were negatively impacted by the charges related to opioid-related legal settlements and the reorganization and restructuring of certain businesses in the Walmart International segment discussed above. These charges were partially offset by growth in net sales and lower incremental COVID-19 costs.
Loss on extinguishment of debt was $2.4 billion in fiscal 2022 due to the early retirement of certain higher rate long-term debt to reduce interest expense in future periods. There were no such early retirements of debt in fiscal 2024 and fiscal 2023.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses consisted of a net loss of $3.0 billion and $1.5 billion for fiscal 2024 and 2023, respectively. The net loss in fiscal 2024 primarily consists of net losses associated with the fair value changes of our equity and other investments. The net loss in fiscal 2023 primarily consists of: net losses associated with the fair value changes of our equity and other investments; a gain of $0.4 billion recognized on the sale of our remaining equity method investment in Brazil; and a $0.2 billion dividend from one of our investments.

Our effective income tax rate was 25.5%, 33.6%, and 25.4% for fiscal 2024, 2023 and 2022, respectively. The higher effective tax rate in fiscal 2023 as compared to both fiscal 2024 and fiscal 2022 is primarily due to the tax impact of the business reorganization resulting in the full separation of PhonePe from Flipkart in fiscal 2023. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2024, 2023 and 2022 is presented in Note 9.
As a result of the factors discussed above, we reported $16.3 billion and $11.3 billion of consolidated net income for fiscal 2024 and 2023, respectively, which represents an increase of $5.0 billion and a decrease of $2.6 billion for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $1.91, $1.42 and $1.62 for fiscal 2024, 2023 and 2022, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2024	2023	2022
Net sales	$441,817	$420,553	$393,247
Percentage change from comparable period	5.1%	6.9%	6.3%
Calendar comparable sales increase	5.5%	7.0%	6.4%
Operating income	$22,154	$20,620	$21,587
Operating income as a percentage of net sales	5.0%	4.9%	5.5%
Unit counts at period end	4,615	4,717	4,742
Retail square feet at period end	699	702	703
Net sales for the Walmart U.S. segment increased $21.3 billion or 5.1% and $27.3 billion or 6.9% for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 5.5% and 7.0% for fiscal 2024 and 2023, respectively. Comparable sales in fiscal 2024 were driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness. Comparable sales in fiscal 2023 were driven by growth in average ticket, including strong food sales and higher inflation impacts in certain merchandise categories, as well as growth in transactions. Walmart U.S. eCommerce sales positively contributed approximately 2.6% and 0.7% to comparable sales for fiscal 2024 and 2023, respectively, which was primarily driven by store pickup and delivery.
Gross profit rate increased 20 basis points for fiscal 2024 and decreased 85 basis points for fiscal 2023, when compared to the respective previous fiscal year. The increase in fiscal 2024 gross profit rate was primarily due to managing prices aligned to our competitive historic price gaps and lapping higher net markdowns incurred in the prior year, partially offset by product mix shifts into lower margin categories. The decrease in fiscal 2023 gross profit rate was primarily due to net markdowns and product mix shifts into lower margin categories and increased supply chain costs, partially offset by price management impacts driven by cost inflation.
Operating expenses as a percentage of segment net sales increased 9 basis points for fiscal 2024 when compared to the previous fiscal year primarily driven by higher variable pay relative to last year as a result of exceeding our planned performance. For fiscal 2023, operating expenses as a percentage of segment net sales decreased 25 basis points primarily driven by strong sales growth and lower incremental COVID-19 related costs, partially offset by increased wage costs.
As a result of the factors discussed above, segment operating income increased $1.5 billion and decreased $1.0 billion for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year.

Walmart International Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2024	2023	2022
Net sales	$114,641	$100,983	$100,959
Percentage change from comparable period	13.5%	—%	(16.8)%
Operating income	$4,909	$2,965	$3,758
Operating income as a percentage of net sales	4.3%	2.9%	3.7%
Unit counts at period end	5,402	5,306	5,251
Retail square feet at period end	274	273	277
Net sales for the Walmart International segment increased $13.7 billion or 13.5% for fiscal 2024 and were flat for 2023, when compared to the previous fiscal year. For fiscal 2024, the increase was primarily due to positive comparable sales across our international markets and positive fluctuations in currency exchange rates of $3.0 billion during fiscal 2024. For fiscal 2023, net sales benefited from positive comparable sales across all of our international markets, offset by the impacts of a decrease of $5.0 billion related to the divestiture of our operations in the U.K. and Japan, which closed in the first quarter of fiscal 2022, as well as $3.7 billion of fluctuations in currency exchange rates during fiscal 2023.
Gross profit rate increased 20 basis points and decreased 50 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024, the increase was primarily driven by supply chain efficiencies partially offset by ongoing format and channel shifts. For fiscal 2023, the decrease was primarily driven by continued growth in lower margin formats and channels in China and category mix shifts into lower margin categories.
Operating expenses as a percentage of segment net sales decreased 152 basis points and increased 41 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales for fiscal 2024 was primarily due to the lapping of business reorganization and restructuring charges incurred related to Flipkart and Massmart in fiscal 2023 and an increase in sales in the current year. The increase in operating expenses as a percentage of segment net sales for fiscal 2023, was primarily due to incurring these business reorganization and restructuring charges.
As a result of the factors discussed above, segment operating income increased $1.9 billion and decreased $0.8 billion for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year.
Sam's Club Segment

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2024	2023	2022
Including Fuel
Net sales	$86,179	$84,345	$73,556
Percentage change from comparable period	2.2%	14.7%	15.1%
Calendar comparable sales increase	2.3%	14.6%	15.0%
Operating income	$2,192	$1,964	$2,259
Operating income as a percentage of net sales	2.5%	2.3%	3.1%
Unit counts at period end	599	600	600
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$75,057	$71,665	$64,860
Percentage change from comparable period	4.7%	10.5%	9.6%
Operating income	$1,659	$1,352	$1,923
Operating income as a percentage of net sales	2.2%	1.9%	3.0%
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
Net sales for the Sam's Club segment increased $1.8 billion or 2.2% and $10.8 billion or 14.7% for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales, including fuel, of 2.3% and 14.6% for fiscal 2024 and 2023, respectively. Comparable sales benefited from growth in transactions and average ticket, including strong sales in grocery and health and wellness. Additionally, fiscal 2024 growth was partially offset by lower fuel sales due to deflation in this category. Sam's Club eCommerce sales positively contributed approximately 1.7% and 0.8% to comparable sales for fiscal 2024 and 2023, respectively, which was primarily driven by curbside pickup and ship to home.

Gross profit rate increased 55 basis points and decreased 155 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024, the increase in gross profit rate was primarily due to the lapping of elevated markdowns in the prior year, partially offset by product mix shifts into lower margin categories. For fiscal 2023, the decrease in gross profit rate was primarily due to inventory markdowns, elevated supply chain and eCommerce fulfillment costs and inflation related LIFO charges.
Membership and other income increased 7.5% and 7.0% for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. For fiscal 2024 and 2023, the increases were primarily due to growth in membership base and Plus penetration. Fiscal 2024 was also positively impacted by higher Plus renewals, as well as the expiration of a promotional offering offsetting membership fee increases during the fourth quarter of fiscal 2024.
Operating expenses as a percentage of segment net sales increased 46 basis points and decreased 97 basis points for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year. Fiscal 2024 operating expenses as a percentage of net sales increased primarily due to lower fuel sales and elevated technology spend. Fiscal 2023 operating expenses as a percentage of net sales decreased primarily due to higher sales.
As a result of the factors discussed above, segment operating income increased $0.2 billion and decreased $0.3 billion for fiscal 2024 and 2023, respectively, when compared to the previous fiscal year.
Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be sufficient to fund operations, finance our global investment activities, pay dividends and fund our share repurchases for at least the next 12 months and for the foreseeable future.
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Net cash provided by operating activities	$35,726	$28,841	$24,181
Net cash provided by operating activities was $35.7 billion, $28.8 billion and $24.2 billion for fiscal 2024, 2023 and 2022, respectively. The increase in net cash provided by operating activities in fiscal 2024 is primarily due to higher cash provided by operating income, as well as timing of certain payments and strategic inventory management as part of working capital initiatives, partially offset by payment of the remaining accrued opioid legal charges. The increase in net cash provided by operating activities for fiscal 2023, when compared to the previous fiscal year, was primarily due to moderated levels of inventory purchases, partially offset by a decline in operating income and the timing of certain payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.9 billion and $8.6 billion as of January 31, 2024 and 2023, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $15.5 billion and $16.5 billion as of January 31, 2024 and 2023, respectively. The decrease in our working capital deficit is primarily driven by a decrease in accrued liabilities primarily due to the payment of the remaining accrued opioid legal charges and an increase in cash, partially offset by an increase in accounts payable and a decrease in inventories as part of working capital initiatives. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
We use intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible. Additionally, from time-to-time, we repatriate earnings and related cash from jurisdictions outside of the U.S. Under current law, repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. We do not expect current local laws, or other existing limitations on anticipated future repatriations of cash amounts held outside the U.S. to have a material effect on our overall liquidity, financial position or results of operations.
As of January 31, 2024 and 2023, cash and cash equivalents of $3.5 billion and $2.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.

Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Net cash used in investing activities	$(21,287)	$(17,722)	$(6,015)
Net cash used in investing activities was $21.3 billion, $17.7 billion and $6.0 billion for fiscal 2024, 2023 and 2022, respectively, and generally consisted of capital expenditures. Net cash used in investing activities increased $3.6 billion for fiscal 2024 when compared to the previous fiscal year primarily due to increased payments for property and equipment. Net cash used in investing activities increased $11.7 billion for fiscal 2023 when compared to the previous fiscal year, primarily due to the result of lapping the net proceeds received from the divestitures of our operations in the U.K. and Japan and an increase in capital expenditures to support our investment strategy.
Capital expenditures
Refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2024 and 2023. For the fiscal year ending January 31, 2025 ("fiscal 2025"), we project capital expenditures will be approximately $20 billion to $24 billion, with a focus on technology, supply chain, and customer-facing initiatives.
Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Net cash used in financing activities	$(13,414)	$(17,039)	$(22,828)
Net cash from financing activities generally consists of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Fiscal 2024 net cash used in financing activities decreased $3.6 billion when compared to the previous fiscal year. The decrease is primarily due to fewer repurchases of Company stock, partially offset by the purchase of certain noncontrolling interests. Fiscal 2023 net cash used in financing activities decreased $5.8 billion when compared to the previous fiscal year. The decrease was primarily due to repayments of long-term debt and related payment of premiums for the early extinguishment of certain notes in the prior fiscal year, partially offset by the equity funding from the sale of subsidiary stock in the prior fiscal year.
Purchase and Sale of Subsidiary Stock
During fiscal 2024, we paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle the liability to former noncontrolling interest holders of PhonePe. Additionally, we received $0.7 billion related to new rounds of equity funding for the Company's majority owned PhonePe subsidiary.
During fiscal 2023, we completed a $0.4 billion buyout of the noncontrolling interest shareholders of our Massmart subsidiary and completed a $0.4 billion acquisition of Alert Innovation, bringing our ownership to approximately 100% of both Massmart and Alert Innovation.
During fiscal 2022, we received $3.2 billion primarily related to a new equity funding for our majority-owned Flipkart subsidiary.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to the our short-term borrowings for fiscal 2024, 2023 and 2022:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Maximum amount outstanding at any month-end	$9,942	$11,432	$716
Average daily short-term borrowings	4,295	7,250	626
Annual weighted-average interest rate	5.1%	2.4%	3.7%
Short-term borrowings as of January 31, 2024 and 2023 were $0.9 billion and $0.4 billion, respectively, with weighted-average interest rates of 7.7% and 6.6%, respectively. We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2024 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
As of January 31, 2024, we have $2.1 billion of syndicated and fronted letters of credit available, of which $1.7 billion was drawn and represents an unrecorded current obligation.

Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2023	$4,191	$34,649	$38,840
Proceeds from issuance of long-term debt	—	4,967	4,967
Repayments of long-term debt	(4,213)	(4)	(4,217)
Reclassifications of long-term debt	3,486	(3,486)	—
Currency and other adjustments	(17)	6	(11)
Balances as of January 31, 2024	$3,447	$36,132	$39,579
Our total outstanding long-term debt increased $0.7 billion during fiscal 2024, primarily due to the issuance of new long-term debt in April 2023, partially offset by the maturities of certain long-term debt. Refer to Note 6 to our Consolidated Financial Statements for details on the issuances of long-term debt.
Estimated contractual interest payments associated with our long-term debt amount to $20.2 billion, with approximately $1.8 billion expected to be paid in fiscal 2025. Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2024, and assumes interest rates remain at current levels for our variable rate instruments.
Dividends
Our total dividend payments were $6.1 billion, $6.1 billion and $6.2 billion for fiscal 2024, 2023 and 2022, respectively. Effective February 20, 2024, the Company approved the fiscal 2025 annual dividend of $0.83 per share, an increase over the fiscal 2024 annual dividend of $0.76 per share. For fiscal 2025, the annual dividend will be paid in four quarterly installments of $0.2075 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2024	April 1, 2024
May 10, 2024	May 28, 2024
August 16, 2024	September 3, 2024
December 13, 2024	January 6, 2025
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2024 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2024, authorization for $16.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
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
The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2024, 2023 and 2022:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2024	2023	2022
Total number of shares repurchased	54.6	221.8	209.1
Average price paid per share	$50.87	$44.72	$46.82
Total amount paid for share repurchases	$2,779	$9,920	$9,787
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
As of January 31, 2024, the Company has $34.3 billion of unrecorded purchase obligations outstanding, of which $14.6 billion is due within one year. Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above. Accordingly, purchase orders for inventory are also excluded as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Capital Resources
We believe our cash flows from operations, current cash position, short-term borrowings and access to capital markets will continue to be sufficient to meet our anticipated cash requirements and contractual obligations, which includes funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2024, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data," we discuss, under the sub-captions "Settlement Framework Regarding Multidistrict and State or Local Opioid Related Litigation," and "Other Opioid Related Litigation" the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In that Note 10, we also discuss under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, under the sub-caption "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services as well as under the sub-caption "Mexico Antitrust Matter," we disclose the main Mexican operating subsidiary of Wal-Mart de México was notified of the initiation of a quasi-judicial administrative process against it for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. We discuss various legal proceedings related to the Federal and State Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids Related Securities Class Actions and Derivative Litigation in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss the Foreign Direct Investment Matters in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
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
Uncertain Tax Positions
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. We account for uncertain tax positions by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Accordingly, the determination of our uncertain tax positions requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws.

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2024, the net fair value of our interest rate swaps increased $35 million primarily due to fluctuations in market interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2024.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$878	$—	$—	$—	$—	$—	$878
Weighted-average interest rate	7.7%	—%	—%	—%	—%	—%	7.7%
Long-term debt(1):
Fixed rate	$3,447	$2,600	$3,483	$1,760	$3,458	$24,831	$39,579
Weighted-average interest rate	3.0%	3.8%	2.5%	3.6%	3.0%	4.5%	3.9%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$1,500	$—	$—	$—	$1,250	$3,521	$6,271
Weighted-average pay rate	6.7%	—%	—%	—%	5.7%	6.9%	6.6%
Weighted-average receive rate	3.3%	—%	—%	—%	1.5%	2.9%	2.7%
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2024, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 18% of our total short-term and long-term debt. Based on January 31, 2024 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $0.1 billion.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our investments and operations in countries other than the U.S., as well as our foreign-currency-denominated long-term debt. For fiscal 2024, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $0.3 billion net gain in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $1.3 billion and $1.4 billion as of January 31, 2024 and January 31, 2023, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the strengthening of certain currencies relative to the U.S. dollar in fiscal 2024. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $0.7 billion. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2024 would have resulted in a change in the value of the swaps of $0.1 billion.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to investment risk primarily related to changes in the fair value of certain equity investments, including certain immaterial equity method investments where we have elected the fair value option, measured on a recurring basis. The amounts of gains and losses included in earnings from fair value changes for these investments are recorded within other gains and losses and resulted in a net loss of $3.8 billion in fiscal 2024 primarily due to net decreases in the underlying stock prices of these investments. As of January 31, 2024, the fair value of our equity investments, including certain equity method investments, measured on a recurring basis was $7.2 billion. As of January 31, 2024, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $0.7 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2024, the Company is involved in a number of legal proceedings and certain regulatory matters. The Company records a liability for those legal proceedings and regulatory matters when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. In assessing the probability of occurrence and whether an estimate of loss can be reasonably estimated for a particular legal proceeding, management exercises judgment on matters relevant to each proceeding. Auditing management's accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of loss for contingencies or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies. For example, we tested controls over the Company's assessment of the likelihood of loss and the Company's determinations regarding the measurement of loss.

To test the Company's assessment of the probability of loss or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the board of directors and committees of the board of directors, reviewed documents provided to the Company by certain outside legal counsel, read letters received directly by us from internal and outside legal counsel, evaluated the current status of contingencies based on discussions with internal and outside legal counsel, and obtained representations from management. We also assessed the adequacy of the related disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1969.

Rogers, Arkansas
March 15, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Rogers, Arkansas
March 15, 2024

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2024	2023	2022
Revenues:
Net sales	$642,637	$605,881	$567,762
Membership and other income	5,488	5,408	4,992
Total revenues	648,125	611,289	572,754
Costs and expenses:
Cost of sales	490,142	463,721	429,000
Operating, selling, general and administrative expenses	130,971	127,140	117,812
Operating income	27,012	20,428	25,942
Interest:
Debt	2,259	1,787	1,674
Finance lease	424	341	320
Interest income	(546)	(254)	(158)
Interest, net	2,137	1,874	1,836
Loss on extinguishment of debt	—	—	2,410
Other (gains) and losses	3,027	1,538	3,000
Income before income taxes	21,848	17,016	18,696
Provision for income taxes	5,578	5,724	4,756
Consolidated net income	16,270	11,292	13,940
Consolidated net (income) loss attributable to noncontrolling interest	(759)	388	(267)
Consolidated net income attributable to Walmart	$15,511	$11,680	$13,673

Net income per common share:
Basic net income per common share attributable to Walmart	$1.92	$1.43	$1.63
Diluted net income per common share attributable to Walmart	1.91	1.42	1.62

Weighted-average common shares outstanding:
Basic	8,077	8,171	8,376
Diluted	8,108	8,202	8,415

Dividends declared per common share	$0.7600	$0.7467	$0.7333
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Consolidated net income	$16,270	$11,292	$13,940
Consolidated net (income) loss attributable to noncontrolling interest	(759)	388	(267)
Consolidated net income attributable to Walmart	15,511	11,680	13,673

Other comprehensive income (loss), net of income taxes
Currency translation and other	899	(1,858)	2,442
Net investment hedges	—	—	(1,202)
Cash flow hedges	56	(203)	(444)
Minimum pension liability	(11)	5	1,974
Other comprehensive income (loss), net of income taxes	944	(2,056)	2,770
Other comprehensive (income) loss attributable to noncontrolling interest	(566)	404	230
Other comprehensive income (loss) attributable to Walmart	378	(1,652)	3,000

Comprehensive income, net of income taxes	17,214	9,236	16,710
Comprehensive (income) loss attributable to noncontrolling interest	(1,325)	792	(37)
Comprehensive income attributable to Walmart	$15,889	$10,028	$16,673
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$9,867	$8,625
Receivables, net	8,796	7,933
Inventories	54,892	56,576
Prepaid expenses and other	3,322	2,521
Total current assets	76,877	75,655

Property and equipment, net	110,810	100,760
Operating lease right-of-use assets	13,673	13,555
Finance lease right-of-use assets, net	5,855	4,919
Goodwill	28,113	28,174
Other long-term assets	17,071	20,134
Total assets	$252,399	$243,197

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$878	$372
Accounts payable	56,812	53,742
Accrued liabilities	28,759	31,126
Accrued income taxes	307	727
Long-term debt due within one year	3,447	4,191
Operating lease obligations due within one year	1,487	1,473
Finance lease obligations due within one year	725	567
Total current liabilities	92,415	92,198

Long-term debt	36,132	34,649
Long-term operating lease obligations	12,943	12,828
Long-term finance lease obligations	5,709	4,843
Deferred income taxes and other	14,629	14,688

Commitments and contingencies

Redeemable noncontrolling interest	222	237

Equity:
Common stock	805	808
Capital in excess of par value	4,544	4,430
Retained earnings	89,814	83,135
Accumulated other comprehensive loss	(11,302)	(11,680)
Total Walmart shareholders' equity	83,861	76,693
Noncontrolling interest	6,488	7,061
Total equity	90,349	83,754
Total liabilities, redeemable noncontrolling interest, and equity	$252,399	$243,197
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2021	8,464	$846	$3,082	$88,763	$(11,766)	$80,925	$6,606	$87,531
Consolidated net income	—	—	—	13,673	—	13,673	267	13,940
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,000	3,000	(230)	2,770
Cash dividends declared ($0.7333 per share)	—	—	—	(6,152)	—	(6,152)	—	(6,152)
Purchase of Company stock	(210)	(21)	(412)	(9,375)	—	(9,808)	—	(9,808)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(416)	(416)
Sale of subsidiary stock	—	—	952	—	—	952	2,287	3,239
Other	30	3	665	(5)	—	663	124	787
Balances as of January 31, 2022	8,284	828	4,287	86,904	(8,766)	83,253	8,638	91,891
Consolidated net income	—	—	—	11,680	—	11,680	(388)	11,292
Other comprehensive (loss), net of income taxes	—	—	—	—	(1,652)	(1,652)	(404)	(2,056)
Cash dividends declared ($0.7467 per share)	—	—	—	(6,114)	—	(6,114)	—	(6,114)
Purchase of Company stock	(221)	(22)	(518)	(9,326)	—	(9,866)	—	(9,866)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(449)	(449)
Purchase of noncontrolling interest	—	—	(18)	—	(1,262)	(1,280)	(493)	(1,773)
Sale of subsidiary stock	—	—	48	—	—	48	18	66
Other	17	2	631	(9)	—	624	139	763
Balances as of January 31, 2023	8,080	808	4,430	83,135	(11,680)	76,693	7,061	83,754
Consolidated net income	—	—	—	15,511	—	15,511	774	16,285
Other comprehensive income, net of income taxes	—	—	—	—	378	378	566	944
Cash dividends declared ($0.7600 per share)	—	—	—	(6,140)	—	(6,140)	—	(6,140)
Purchase of Company stock	(55)	(6)	(150)	(2,635)	—	(2,791)	—	(2,791)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	562	—	—	562	154	716
Other	29	3	778	(57)	—	724	76	800
Balances as of January 31, 2024	8,054	805	4,544	89,814	(11,302)	83,861	6,488	90,349
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Cash flows from operating activities:
Consolidated net income	$16,270	$11,292	$13,940
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,853	10,945	10,658
Net unrealized and realized (gains) and losses	3,193	1,683	2,440
Losses on disposal of business operations	—	—	433
Deferred income taxes	(175)	449	(755)
Loss on extinguishment of debt	—	—	2,410
Other operating activities	2,642	1,919	1,652
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(797)	240	(1,796)
Inventories	2,017	(528)	(11,764)
Accounts payable	2,515	(1,425)	5,520
Accrued liabilities	(1,324)	4,393	1,404
Accrued income taxes	(468)	(127)	39
Net cash provided by operating activities	35,726	28,841	24,181

Cash flows from investing activities:
Payments for property and equipment	(20,606)	(16,857)	(13,106)
Proceeds from the disposal of property and equipment	250	170	394
Proceeds from disposal of certain operations, net of divested cash	135	—	7,935
Payments for business acquisitions, net of cash acquired	(9)	(740)	(359)
Other investing activities	(1,057)	(295)	(879)
Net cash used in investing activities	(21,287)	(17,722)	(6,015)

Cash flows from financing activities:
Net change in short-term borrowings	512	(34)	193
Proceeds from issuance of long-term debt	4,967	5,041	6,945
Repayments of long-term debt	(4,217)	(2,689)	(13,010)
Premiums paid to extinguish debt	—	—	(2,317)
Dividends paid	(6,140)	(6,114)	(6,152)
Purchase of Company stock	(2,779)	(9,920)	(9,787)
Dividends paid to noncontrolling interest	(763)	(444)	(424)
Purchase of noncontrolling interest	(3,462)	(827)	—
Sale of subsidiary stock	716	66	3,239
Other financing activities	(2,248)	(2,118)	(1,515)
Net cash used in financing activities	(13,414)	(17,039)	(22,828)

Effect of exchange rates on cash, cash equivalents and restricted cash	69	(73)	(140)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,094	(5,993)	(4,802)
Change in cash and cash equivalents reclassified from assets held for sale	—	—	1,848
Cash, cash equivalents and restricted cash at beginning of year	8,841	14,834	17,788
Cash, cash equivalents and restricted cash at end of year	$9,935	$8,841	$14,834

Supplemental disclosure of cash flow information:
Income taxes paid	$5,879	$3,310	$5,918
Interest paid	2,519	2,051	2,237
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") is a people-led, technology-powered omni-channel retailer dedicated to helping people around the world save money and live better – anytime and anywhere – by providing the opportunity to shop in both retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2024 ("fiscal 2024"), January 31, 2023 ("fiscal 2023") and January 31, 2022 ("fiscal 2022"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments in common stock or in-substance common stock for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2024 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
Use of Estimates
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management's estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Common Stock Split
On February 23, 2024, the Company effected a 3-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $2.1 billion and $2.0 billion as of January 31, 2024 and 2023, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $9.9 billion and $8.6 billion in cash and cash equivalents as of January 31, 2024 and January 31, 2023, approximately 60% and 62% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2024 and 2023, cash and cash equivalents of approximately $3.5 billion and $2.9 billion, respectively, may not be freely transferable to the U.S. due to local laws, other restrictions or are subject to the approval of the noncontrolling interest shareholders.

Receivables
Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and are primarily due from the following: customers, which includes pharmacy insurance companies as well as advertisers, and banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. Net receivables from transactions with customers were $3.7 billion as of January 31, 2024 and January 31, 2023.
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

	Estimated Useful Lives	As of January 31,
(Dollars in millions)	(in Years)	2024	2023
Land	N/A	$19,562	$19,317
Buildings and improvements	3 - 40	111,767	104,554
Fixtures and equipment	2 - 30	72,161	65,235
Transportation equipment	3 - 15	2,979	2,462
Construction in progress	N/A	13,390	10,802
Property and equipment		219,859	202,370
Accumulated depreciation		(109,049)	(101,610)
Property and equipment, net		$110,810	$100,760
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and intangible assets for fiscal 2024, 2023 and 2022 was $11.9 billion, $10.9 billion and $10.7 billion, respectively.
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
For a majority of all classes of underlying assets, the Company has elected to not separate lease from non-lease components. For leases in which the lease and non-lease components have been combined, the variable lease expense includes expenses such as common area maintenance, utilities and repairs and maintenance.

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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of January 31, 2024, the Company's reporting units consisted of Walmart U.S., Walmart International and Sam's Club. Goodwill and other indefinite-lived acquired intangible assets are evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. Management has performed its evaluation and determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill during fiscal 2024, fiscal 2023 or fiscal 2022.
The following table reflects goodwill activity, by reportable segment, for fiscal 2024 and 2023:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Total
Balances as of February 1, 2022	$2,941	$25,752	$321	$29,014
Changes in currency translation and other	—	(1,475)	—	(1,475)
Acquisitions	433	202	—	635
Balances as of January 31, 2023	3,374	24,479	321	28,174
Changes in currency translation and other	(10)	(58)	—	(68)
Acquisitions	—	7	—	7
Balances as of January 31, 2024	$3,364	$24,428	$321	$28,113
Intangible assets are recorded in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2024 and 2023, the Company had $4.1 billion and $4.3 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. There were no significant impairment charges related to intangible assets for fiscal 2024, 2023 or 2022.
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
Investments
Investments in equity securities are recorded in other long-term assets in the Consolidated Balance Sheets. Changes in the fair value of certain equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option, are measured on a recurring basis and recognized within other gains and losses in the Consolidated Statements of Income. These fair value changes, along with certain other immaterial investment activity, resulted in net losses of $3.8 billion, $1.7 billion and $2.4 billion for fiscal 2024, 2023 and 2022, respectively, primarily due to net changes in the underlying stock prices of those investments. Refer to Note 8 for details. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income.
Investments in debt securities classified as trading are reported at fair value and adjustments in fair value are recorded within other gains and losses in the Consolidated Statements of Income. As of January 31, 2024 and January 31, 2023, the Company had $1.2 billion and $0.5 billion, respectively, in debt securities classified as trading.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with its divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations upon inception. As of January 31, 2024 and January 31, 2023, the Company had $0.7 billion and $0.6 billion, respectively, of certain legal indemnification liabilities recorded within deferred income taxes and other in the Consolidated Balance Sheets. The maximum of potential future payments under these indemnities was $3.2 billion, based on exchange rates as of January 31, 2024.
Supplier Financing Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The Company adopted this ASU as of February 1, 2023, other than the roll-forward disclosure requirement, which the Company will adopt in fiscal 2025.
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $5.3 billion and $5.2 billion, as of January 31, 2024 and January 31, 2023, respectively. These obligations are generally classified as accounts payable within the Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Consolidated Statements of Cash Flows.
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
Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated generally "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close-out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company's collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received from counterparties and cash collateral provided to counterparties under these arrangements was not significant as of January 31, 2024 and 2023.

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
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of these interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. These derivatives will mature on dates ranging from April 2024 to September 2031.
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

Redeemable Noncontrolling Interest
Noncontrolling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity in the Consolidated Balance Sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable noncontrolling interest are recognized in capital in excess of par. As of January 31, 2024, the Company has a redeemable noncontrolling interest related to an acquisition in the Walmart U.S. segment as the minority interest owner holds a put option which may require the Company to purchase its interest beginning in December 2027, with annual options thereafter.
Revenue Recognition
Net Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise or services to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Estimated sales returns are calculated based on expected returns.
Membership Fee Revenue
The Company recognizes membership fee revenue over the term of the membership, which is typically 12 months. Membership fee revenue was $3.1 billion for fiscal 2024, $2.6 billion for fiscal 2023 and $2.2 billion for fiscal 2022. Membership fee revenue is included in membership and other income in the Company's Consolidated Statements of Income. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets.
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
Payments from Suppliers
The Company receives consideration from suppliers for various programs, primarily volume incentives, warehouse allowances and reimbursements for specific programs such as markdowns, margin protection, certain advertising arrangements and supplier-specific fixtures. Payments from suppliers are accounted for as a reduction of cost of sales and recognized in the Company's Consolidated Statements of Income when the related inventory is sold, except in certain limited situations when the payment is a reimbursement of specific, incremental and identifiable costs.
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

Advertising Costs
Advertising costs are expensed as incurred, and consist primarily of digital, television and print advertisements that are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Advertising costs were $4.4 billion, $4.1 billion and $3.9 billion for fiscal 2024, 2023 and 2022, respectively.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2024, 2023 and 2022.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2024	2023	2022
Numerator
Consolidated net income	$16,270	$11,292	$13,940
Consolidated net (income) loss attributable to noncontrolling interest	(759)	388	(267)
Consolidated net income attributable to Walmart	$15,511	$11,680	$13,673

Denominator
Weighted-average common shares outstanding, basic	8,077	8,171	8,376
Dilutive impact of stock options and other share-based awards	31	31	39
Weighted-average common shares outstanding, diluted	8,108	8,202	8,415

Net income per common share attributable to Walmart
Basic	$1.92	$1.43	$1.63
Diluted	1.91	1.42	1.62

Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 33.0 billion, of which 8.1 billion were issued and outstanding as of January 31, 2024 and 2023. The total authorized shares of $0.10 par value preferred stock is 0.1 billion; none of which were issued or outstanding for any period presented.
Purchases and Sales of Subsidiary Stock
During fiscal 2024, the Company paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle the liability to former noncontrolling interest holders of PhonePe. The Company's ownership of Flipkart increased from approximately 75% as of January 31, 2023 to approximately 85% as of January 31, 2024.
Also during fiscal 2024, the Company received $0.7 billion related to new rounds of equity funding for the Company's majority owned PhonePe subsidiary, which decreased the Company's ownership from approximately 89% as of January 31, 2023 to approximately 84% as of January 31, 2024.
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
Also during fiscal 2023, the Company increased its ownership in PhonePe from approximately 76% to approximately 89% as part of the separation from the Company's majority-owned Flipkart subsidiary. In consideration for the transaction, the Company initially recorded a liability to noncontrolling interest holders of $0.9 billion within accrued liabilities in the Company's Consolidated Balance Sheet as of January 31, 2023, which was paid during fiscal 2024.
During fiscal 2022, the Company received $3.2 billion primarily related to a new equity funding for the Company's majority-owned Flipkart subsidiary, which reduced the Company's ownership from approximately 83% as of January 31, 2021 to approximately 75% as of January 31, 2022.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $2.1 billion, $1.6 billion and $1.2 billion for fiscal 2024, 2023 and 2022, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.5 billion, $0.4 billion and $0.3 billion for fiscal 2024, 2023 and 2022, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Restricted stock units	$1,258	$927	$659
Restricted stock and performance-based restricted stock units	609	444	321
Other	226	207	183
Share-based compensation expense	$2,093	$1,578	$1,163
The Walmart Inc. Stock Incentive Plan of 2015 (the "Plan"), as subsequently amended and restated, was established to grant stock options, restricted (non-vested) stock, restricted stock units, performance share units and other equity compensation awards for which 780 million shares of Walmart common stock issued or to be issued under the Plan have been registered under the Securities Act of 1933. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2023, restricted stock units generally vest at a rate of approximately 8% each quarter over a three year period from the date of grant. For grants made from fiscal 2020 through fiscal 2022, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. Prior to fiscal 2020, 50% of restricted stock units generally vested three years from the grant date and the remaining 50% were vested five years from the grant date. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2024, 2023 and 2022 was 2.2%, 2.3% and 3.8%, respectively.

•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units vest based on the passage of time and achievement of performance criteria and generally range from 0% to 150% of the original award amount. Vesting periods for restricted stock are generally between one month and three years. Vesting periods for performance-based restricted stock units are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or deferred in stock and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2024, 2023 and 2022 was 3.3%, 3.3% and 4.2%, respectively.
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
The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2024:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2023	48,660	$42.67	21,480	$46.29
Granted	35,751	48.37	12,999	49.07
Adjustment for performance achievement(1)	—	—	1,713	47.27
Vested/exercised	(31,794)	42.29	(10,383)	45.85
Forfeited	(3,426)	46.47	(2,706)	46.51
Outstanding as of January 31, 2024	49,191	$46.79	23,103	$48.09
(1) Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2024	2023	2022
Fair value of restricted stock units vested	$1,345	$931	$703
Fair value of restricted stock and performance-based restricted stock units vested	477	390	264
Unrecognized compensation cost for restricted stock units	1,686	1,323	1,102
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	656	548	417
Weighted average remaining period to expense for restricted stock units (years)	0.9	1.0	1.2
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.3	1.4	1.5
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2024 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2024 authorization for $16.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2024, 2023 and 2022:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2024	2023	2022
Total number of shares repurchased	54.6	221.8	209.1
Average price paid per share	$50.87	$44.72	$46.82
Total cash paid for share repurchases	$2,779	$9,920	$9,787
Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2024, 2023 and 2022:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability	Total
Balances as of February 1, 2021	$(10,772)	$1,296	$(304)	$(1,986)	$(11,766)
Other comprehensive loss before reclassifications, net	(586)	(7)	(540)	—	(1,133)
Reclassifications related to business dispositions, net(1)	3,258	(1,195)	30	1,966	4,059
Reclassifications to income, net	—	—	66	8	74
Balances as of January 31, 2022	(8,100)	94	(748)	(12)	(8,766)
Other comprehensive income (loss) before reclassifications, net	(1,145)	—	(571)	5	(1,711)
Return of currency translation to parent(2)	(1,262)	—	—	—	(1,262)
Reclassifications to income, net	(309)	—	368	—	59
Balances as of January 31, 2023	(10,816)	94	(951)	(7)	(11,680)
Other comprehensive income (loss) before reclassifications, net	333	—	(8)	(11)	314
Reclassifications to income, net	—	—	64	—	64
Balances as of January 31, 2024	$(10,483)	$94	$(895)	$(18)	$(11,302)
(1) Upon closing of the sale of the Company's operations in the U.K. and Japan during the first quarter of fiscal 2022, these amounts were released from accumulated other comprehensive loss, the majority of which was considered in the impairment evaluation when the individual disposal groups met the held for sale classification in fiscal 2021.
(2) Upon closing of the noncontrolling interest shareholder buyout of the Company's Massmart subsidiary during the fourth quarter of fiscal 2023, the cumulative amount of currency translation was reallocated from the Company's noncontrolling interest back to the Company. Refer to Note 3.
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Consolidated Statements of Income. The amounts for the minimum pension liability, as well as the cumulative translation resulting from the disposition of a business, are recorded in other gains and losses in the Company's Consolidated Statements of Income. Amounts related to the Company's derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.
Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2024 and 2023:

	January 31,
(Amounts in millions)	2024	2023
Accrued wages and benefits(1)	8,590	8,287
Self-insurance(2)	4,916	4,724
Accrued non-income taxes(3)	3,459	3,425
Opioid litigation settlement(4)	—	2,949
Deferred gift card revenue	2,664	2,488
Other(5)	9,130	9,253
Total accrued liabilities	$28,759	$31,126
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
(4)Represents the remaining balance for the opioids litigation settlement (substantially all of the balance outstanding at the end of fiscal 2023 was paid in fiscal 2024, see Note 10.)
(5)Other accrued liabilities includes items such as deferred membership revenue, interest, the purchase of PhonePe stock (see Note 3), supply chain, advertising, and maintenance & utilities.

Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2024 and 2023 were $0.9 billion and $0.4 billion, respectively, with weighted-average interest rates of 7.7% and 6.6%, respectively.
The Company has various committed lines of credit in the U.S. to support its commercial paper program and are summarized in the following table:

	January 31, 2024			January 31, 2023
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)     In April 2023, the Company renewed and extended its existing 364-day revolving credit facility as well as its five year credit facility.
The committed lines of credit in the table above mature in April 2024 and April 2028, carry interest rates of the Secured Overnight Financing Rate plus 55 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $2.1 billion as of January 31, 2024 and 2023, of which $1.7 billion and $1.8 billion was drawn as of January 31, 2024 and 2023, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2024 and 2023:

	January 31, 2024			January 31, 2023
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2025 - 2054	$34,527	3.7%	$33,707	3.6%
Total U.S. dollar denominated		34,527		33,707
Fixed	2027 - 2030	1,789	4.0%	1,790	4.0%
Total Euro denominated		1,789		1,790
Fixed	2031 - 2039	3,412	5.4%	3,318	5.4%
Total Sterling denominated		3,412		3,318
Fixed	2025 - 2028	677	0.4%	767	0.4%
Total Yen denominated		677		767
Total unsecured debt		40,405		39,582
Total other(2)		(826)		(742)
Total debt		39,579		38,840
Less amounts due within one year		(3,447)		(4,191)
Long-term debt		$36,132		$34,649
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2025	$3,447
2026	2,600
2027	3,483
2028	1,760
2029	3,458
Thereafter	24,831
Total	$39,579

Debt Issuances
Information on significant long-term debt issued during fiscal 2024 and 2023, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
April 18, 2023	$750	April 15, 2026	Fixed	4.000%	$748
April 18, 2023	$750	April 15, 2028	Fixed	3.900%	746
April 18, 2023	$500	April 15, 2030	Fixed	4.000%	497
April 18, 2023	$1,500	April 15, 2033	Fixed	4.100%	1,491
April 18, 2023	$1,500	April 15, 2053	Fixed	4.500%	1,485
Total					$4,967

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Fixed vs. Floating	Interest Rate	Net Proceeds
September 9, 2022	$1,750	September 9, 2025	Fixed	3.900%	$1,744
September 9, 2022	$1,000	September 9, 2027	Fixed	3.950%	994
September 9, 2022	$1,250	September 9, 2032	Fixed	4.150%	1,239
September 9, 2022	$1,000	September 9, 2052	Fixed	4.500%	992
Total					$4,969
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase Company stock. Additionally, the Company received immaterial proceeds from debt issuances by certain international markets during fiscal 2023.
Maturities and Extinguishments
The following tables provide details of significant long-term debt repayments during fiscal 2024 and 2023:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 11, 2023	$1,750	Fixed	2.550%	$1,750
June 26, 2023	$2,280	Fixed	3.400%	2,280
Total repayment of matured debt				$4,030

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 8, 2022	€850	Fixed	1.900%	$927
July 15, 2022	¥70,000	Fixed	0.183%	512
December 15, 2022	$1,250	Fixed	2.350%	1,250
Total repayment of matured debt				$2,689
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally. The Company's lease costs recognized in the Consolidated Statements of Income consist of the following:

	Fiscal years ended January 31,
(Amounts in millions)	2024	2023	2022
Operating lease cost	$2,277	$2,306	$2,274
Finance lease cost:
Amortization of right-of-use assets	755	596	565
Interest on lease obligations	326	256	232
Variable lease cost	1,082	899	823

Other lease information is as follows:

	Fiscal years ended January 31,
(Amounts in millions)	2024	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,273	2,280	2,234
Operating cash flows from finance leases	315	248	225
Financing cash flows from finance leases	1,055	563	538
Assets obtained in exchange for operating lease obligations	1,514	1,714	1,816
Assets obtained in exchange for finance lease obligations	1,572	1,226	1,044

	As of January 31,
	2024	2023
Weighted-average remaining lease term - operating leases	11.7 years	12.0 years
Weighted-average remaining lease term - finance leases	12.4 years	13.3 years
Weighted-average discount rate - operating leases	6.4%	6.0%
Weighted-average discount rate - finance leases	6.8%	6.5%
The aggregate annual lease obligations at January 31, 2024, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2025	$2,181	$1,071
2026	2,107	1,000
2027	1,970	926
2028	1,815	823
2029	1,645	636
Thereafter	11,295	5,850
Total undiscounted lease obligations	21,013	10,306
Less imputed interest	(6,583)	(3,872)
Net lease obligations	$14,430	$6,434
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
As described in Note 1, the Company measures the fair value of certain equity investments, including certain immaterial equity method investments where the Company has elected the fair value option, on a recurring basis within other long-term assets in the accompanying Consolidated Balance Sheets. The amounts of gains and losses included in earnings from fair value changes for these investments are recognized within other gains and losses in the Consolidated Statements of Income. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of January 31, 2024	Fair Value as of January 31, 2023
Equity investments measured using Level 1 inputs	$2,835	$5,099
Equity investments measured using Level 2 inputs	4,414	5,570
Total	$7,249	$10,669
Changes in the fair value of these investments were primarily due to gains and losses resulting from net changes in the underlying stock prices, along with certain other immaterial investment activity. The fair value of these investments decreased $3.4 billion and $1.2 billion during fiscal 2024 and 2023, respectively. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2024 and January 31, 2023, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2024			January 31, 2023
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$6,271	$(654)	(1)	$8,021	$(689)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,879	(1,302)	(1)	5,900	(1,423)	(1)
Total	$12,150	$(1,956)		$13,921	$(2,112)
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
Upon completing the sales of the Company's operations in the U.K. in February 2021 and Japan in March 2021, the Company recorded incremental non-recurring impairment charges of $0.4 billion in the first quarter of fiscal 2022 within other gains and losses in the Consolidated Statements of Income. Refer to Note 12. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of January 31, 2024 and January 31, 2023.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of the Company's long-term debt as of January 31, 2024 and 2023, are as follows:

	January 31, 2024		January 31, 2023
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,579	$38,431	$38,840	$38,169
Note 9. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
U.S.	$20,092	$15,089	$15,536
Non-U.S.	1,756	1,927	3,160
Total income before income taxes	$21,848	$17,016	$18,696

A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Current:
U.S. federal	$3,215	$2,030	$3,313
U.S. state and local	762	610	649
International	1,772	2,654	1,553
Total current tax provision	5,749	5,294	5,515
Deferred:
U.S. federal	(438)	608	(671)
U.S. state and local	141	119	41
International	126	(297)	(129)
Total deferred tax expense (benefit)	(171)	430	(759)
Total provision for income taxes	$5,578	$5,724	$4,756
Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	3.0%	3.1%	2.8%
Income taxed outside the U.S.	0.1%	1.1%	(1.5)%
Separation, disposal and wind-down of certain business operations	—%	6.3%	0.5%
Valuation allowance	1.2%	1.7%	4.4%
Net impact of repatriated international earnings	(0.4)%	(0.4)%	(0.3)%
Federal tax credits	(1.5)%	(1.3)%	(1.1)%
Change in unrecognized tax benefits	0.6%	0.3%	0.2%
Other, net	1.5%	1.8%	(0.6)%
Effective income tax rate	25.5%	33.6%	25.4%
The following sections regarding deferred taxes, unremitted earnings, net operating losses, tax credit carryforwards, valuation allowances and uncertain tax positions exclude amounts related to operations classified as held for sale.
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2024	2023
Deferred tax assets:
Loss and tax credit carryforwards	$7,136	$7,690
Accrued liabilities	3,066	3,312
Share-based compensation	238	237
Lease obligations	4,831	4,653
Other	1,124	839
Total deferred tax assets	16,395	16,731
Valuation allowances	(7,485)	(7,815)
Deferred tax assets, net of valuation allowances	8,910	8,916
Deferred tax liabilities:
Property and equipment	4,813	4,352
Acquired intangibles	898	932
Inventory	3,035	3,032
Lease right of use assets	4,941	4,727
Mark-to-market investments	322	1,390
Other	486	249
Total deferred tax liabilities	14,495	14,682
Net deferred tax liabilities	$5,585	$5,766

The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2024	2023
Balance Sheet classification
Assets:
Other long-term assets	$1,663	$1,503
Liabilities:
Deferred income taxes and other	7,248	7,269
Net deferred tax liabilities	$5,585	$5,766
Unremitted Earnings
Prior to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes.  As of January 31, 2024, the Company has not recorded approximately $1 billion of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which U.S. and foreign income and withholding taxes would be due upon repatriation.
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2024, the Company's net operating loss and capital loss carryforwards totaled approximately $30.3 billion. Of these carryforwards, approximately $16.5 billion will expire, if not utilized, in various years through 2044. The remaining carryforwards have no expiration.
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
The Company had valuation allowances of approximately $7.5 billion and $7.8 billion as of January 31, 2024 and 2023, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards. Activity in the valuation allowance during fiscal 2024 related to valuation allowance builds in multiple markets, as well as releases due to the expiration of unrealized deferred tax assets.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2024 and 2023, the amount of gross unrecognized tax benefits related to continuing operations was $3.5 billion and $3.3 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $1.7 billion and $1.5 billion as of January 31, 2024 and 2023, respectively.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$3,307	$3,245	$3,135
Increases related to prior year tax positions	336	79	170
Decreases related to prior year tax positions	(74)	(248)	(97)
Increases related to current year tax positions	102	357	75
Settlements during the period	(102)	(89)	(5)
Lapse in statutes of limitations	(29)	(37)	(33)
Gross unrecognized tax benefits, end of year	$3,540	$3,307	$3,245
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2024, 2023 and 2022. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.

The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2018 through 2023. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2023, and for U.S. state and local income taxes generally for the fiscal years ended 2017 through 2023. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before fiscal 2013.
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
Settlement Framework Regarding Multidistrict and State or Local Opioid-Related Litigation
During fiscal 2023, the Company accrued a liability for approximately $3.3 billion for the Settlement Framework (described below) and other previously agreed upon state and tribal settlements. The Settlement Framework includes no admission of wrongdoing or liability by the Company, and the Company continues to believe it has substantial factual and legal defenses to opioids-related litigation. As of January 31, 2024, substantially all of the original approximately $3.3 billion accrued liability for the Settlement Framework and other settlements have been paid.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some of the cases included in the MDL.
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
The Settlement Framework, among other applicable conditions, provides that payments to states and political subdivisions are contingent upon the number of states and political subdivisions, including those states and political subdivisions who have not yet sued the Company, that agree to participate in the Settlement Framework or otherwise have their claims foreclosed within a prescribed deadline. On December 20, 2022, the Company announced that it had settlement agreements with all 50 states, including four states that previously settled with the Company, as well as the District of Columbia, Puerto Rico and three other U.S. territories (the "Settling States"), thus satisfying the initial threshold of required participation by Settling States. On August 22, 2023, the settlement administrator determined that a sufficient number of political subdivisions had agreed to participate in the Settlement Framework, which was a necessary condition for the Settlement Framework to become effective. The Settlement Framework became effective 15 days later, on September 6, 2023. The Company deposited the full portion of the Settlement Amount attributable to the Settling States on October 11, 2023. Although the settlement administrator has determined that sufficient number of political subdivisions have agreed to participate in the Settlement Framework, and thus the

Settlement Framework was effective, eligible political subdivisions still have until July 15, 2025, to join the Settlement Framework.
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
Two-County Trial and MDL Bellwethers; Canada; and Other Litigation. The liability phase of a single, two-county trial in one of the MDL cases resulted in a jury verdict on November 23, 2021, finding in favor of the plaintiffs as to the liability of all defendants, including the Company. The abatement phase of the single, two-county trial resulted in a judgment on August 17, 2022, that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over fifteen years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023. On September 11, 2023, the Sixth Circuit Court of Appeals issued an order of certifying certain questions in the appeal for review by the Supreme Court of Ohio. On November 29, 2023, the Supreme Court of Ohio accepted the request for certification, and the matter remains pending with the court.
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
DOJ Opioid Civil Litigation. On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act. The DOJ is seeking civil penalties and injunctive relief. The Company initially moved to dismiss the DOJ complaint on February 22, 2021. After that motion was fully briefed, the DOJ filed an amended complaint on October 7, 2022. On November 7, 2022, the Company filed a partial motion to dismiss the amended complaint. The Court held a hearing on the partial motion to dismiss on January 18, 2024, and ordered the DOJ to file an amended complaint. The DOJ filed that amended complaint on February 1, 2024, and Walmart filed a partial motion to dismiss that complaint on February 6, 2024. On March 11, 2024, the Court granted in-part Walmart's motion by dismissing the entirety of the DOJ's claims related to distribution and dismissing the DOJ's claims arising under one of the DOJ's two dispensing liability theories. The DOJ's claims arising under its other dispensing liability theory remain pending.
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
Derivative actions were also filed by two of the Company's shareholders in the U.S. District Court for the District of Delaware on February 9, 2021 and April 16, 2021, alleging breach of fiduciary duties against certain of its current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and also alleging violations of the federal securities laws and other breaches of duty by certain current and former directors and officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioids litigation matters. On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the Board of Directors and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. The defendants moved to dismiss and/or to stay proceedings on December 21, 2021, and the plaintiffs responded by filing an amended complaint on February 22, 2022. On April 20, 2022, the defendants moved to dismiss and/or to stay proceedings with respect to the amended complaint. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion, including the Company's request to stay the litigation. On May 5, 2023, the Company's Board of Directors (the "Board") appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The derivative matter pending in the Delaware Court of Chancery is stayed until the SLC completes its investigation.
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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. The Company continues to cooperate with and provide information and documents voluntarily in response to supplemental requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint. On March 27, 2023, the Court issued an opinion dismissing the FTC's claim under the Telemarketing Sales Rule and denying Walmart's motion to dismiss the claim under Section 5 of the Federal Trade Commission Act. On April 12, 2023, Walmart filed a motion to certify the Court's March 27, 2023, order for interlocutory appeal. On June 30, 2023, the FTC filed an amended complaint against Walmart again asserting claims under the Federal Trade Commission Act and Telemarketing Sales Rule. On July 20, 2023, the Court denied Walmart's motion to certify the Court's March 27, 2023, order for interlocutory appeal, finding that it would be more orderly to consider a request for interlocutory appeal after a ruling on Walmart's motion to dismiss the amended complaint. Walmart's motion to dismiss the amended complaint was filed on August 11, 2023. The motion remains pending. No other deadlines have yet been set, and discovery is stayed.
The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Mexico Antitrust Matter. On October 6, 2023, the Comisión Federal de Competencia Económica of México ("COFECE") notified the main Mexican operating subsidiary of Wal-Mart de México, S.A.B. de C.V. ("Walmex"), a majority owned subsidiary of the Company, that COFECE's Investigatory Authority ("IA") had requested COFECE to initiate a quasi-judicial administrative process against Walmex's subsidiary for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. The quasi-judicial administrative process is the first opportunity for Walmex's subsidiary to respond to and defend against the IA's allegations before COFECE. While COFECE has the authority to impose monetary relief and/or non-structural conduct measures, such relief and conduct measures would be subject to appeal by Walmex's subsidiary. On December 14, 2023, Walmex's subsidiary submitted its defense arguments and will continue to defend against the allegations vigorously, both at the quasi-judicial administrative process and, if required, before any courts. Because this process is at an early stage, the Company can provide no assurance as to the scope and outcome of these matters, cannot reasonably estimate any loss or range of loss that may arise and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2024, 2023 and 2022:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Defined contribution plans:
U.S.	$1,528	$1,491	$1,441
International	85	74	39
Total contribution expense for defined contribution plans	$1,613	$1,565	$1,480
Note 12. Disposals, Acquisitions and Related Items
The following dispositions impact the Company's Walmart International segment. Other immaterial transactions have also occurred.
Asda
In February 2021, the Company completed the divestiture of Asda, the Company's retail operations in the U.K., for net consideration of $9.6 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Consolidated Statements of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Asda and recognized its retained investment in Asda as a debt security within other long-term assets and also recognized certain legal and tax indemnity liabilities within deferred income taxes and other in the Consolidated Balance Sheet.
Seiyu
In March 2021, the Company completed the divestiture of Seiyu, the Company's retail operations in Japan, for net consideration of $1.2 billion. Upon closing of the transaction, the Company recorded an incremental pre-tax loss of $0.2 billion in other gains and losses in its Consolidated Statements of Income in the first quarter of fiscal 2022, primarily related to changes in the net assets of the disposal group, currency exchange rate fluctuations and customary purchase price adjustments upon closing. During the first quarter of fiscal 2022, the Company deconsolidated the financial statements of Seiyu and recognized its retained 15 percent ownership interest in Seiyu as an equity investment within other long-term assets in the Consolidated Balance Sheet.
Note 13. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail and wholesale stores and clubs, as well as eCommerce websites and mobile applications, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company previously operated in the United Kingdom and Japan prior to the sale of those operations in the first quarter of fiscal 2022. Refer to Note 12 for discussion of recent divestitures. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impracticable to segregate and identify revenues for each of these individual products and services.
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

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club	Corporate and support	Consolidated
Fiscal Year Ended January 31, 2024
Net sales	$441,817	$114,641	$86,179	$—	$642,637
Operating income (loss)	22,154	4,909	2,192	(2,243)	27,012
Interest, net					(2,137)
Other gains and (losses)					(3,027)
Income before income taxes					$21,848
Total assets	$137,782	$86,136	$15,682	$12,799	$252,399
Depreciation and amortization	7,671	2,159	642	1,381	11,853
Capital expenditures	$13,877	$2,911	$1,041	$2,777	$20,606

Fiscal Year Ended January 31, 2023
Net sales	$420,553	$100,983	$84,345	$—	$605,881
Operating income (loss)	20,620	2,965	1,964	(5,121)	20,428
Interest, net					(1,874)
Other gains and (losses)					(1,538)
Income before income taxes					$17,016
Total assets	$130,659	$86,766	$15,490	$10,282	$243,197
Depreciation and amortization	$7,054	$1,964	$609	$1,318	10,945
Capital expenditures	$11,425	$2,625	$727	$2,080	16,857

Fiscal Year Ended January 31, 2022
Net sales	$393,247	$100,959	$73,556	$—	$567,762
Operating income (loss)	21,587	3,758	2,259	(1,662)	25,942
Interest, net					(1,836)
Loss on extinguishment of debt					(2,410)
Other gains and (losses)					(3,000)
Income before income taxes					$18,696
Total assets	$125,044	$91,403	$14,678	$13,735	$244,860
Depreciation and amortization	$6,773	$1,963	$601	$1,321	10,658
Capital expenditures	$8,475	$2,497	$622	$1,512	13,106
Total revenues, consisting of net sales and membership and other income, and long-lived assets, consisting primarily of net property and equipment and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations for fiscal 2024, 2023 and 2022, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2024	2023	2022
Revenues
U.S. operations	$532,076	$508,685	$470,295
Non-U.S. operations	116,049	102,604	102,459
Total revenues	$648,125	$611,289	$572,754

Long-lived assets
U.S. operations	$104,480	$95,567	$89,795
Non-U.S. operations	25,858	23,667	22,829
Total long-lived assets	$130,338	$119,234	$112,624
No individual country outside of the U.S. had total revenues or long-lived assets that were material to the consolidated totals. Long-lived assets related to operations classified as held for sale are excluded from the table above. Additionally, the Company did not generate material revenues from any single customer.

Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce, which include omni-channel sales where a customer initiates an order digitally and the order is fulfilled through a store or club, are provided for each segment.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2024	2023	2022
Grocery	$264,210	$247,299	$218,944
General merchandise	113,985	118,597	125,876
Health and wellness	54,898	46,591	42,839
Other categories	8,724	8,066	5,588
Total	$441,817	$420,553	$393,247
Of Walmart U.S.'s total net sales, approximately $65.4 billion, $53.4 billion and $47.8 billion related to eCommerce for fiscal 2024, 2023 and 2022, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2024	2023	2022
Mexico and Central America	$49,726	$40,496	$35,964
Canada	22,639	22,300	21,773
China	17,011	14,711	13,852
United Kingdom	—	—	3,811
Other	25,265	23,476	25,559
Total	$114,641	$100,983	$100,959
Of Walmart International's total net sales, approximately $24.8 billion, $20.3 billion and $18.5 billion related to eCommerce for fiscal 2024, 2023 and 2022, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam's Club net sales by merchandise category	2024	2023	2022
Grocery and consumables	$56,449	$53,027	$46,822
Fuel, tobacco and other categories	12,854	14,636	10,751
Home and apparel	9,263	9,579	9,037
Health and wellness	5,005	4,248	3,956
Technology, office and entertainment	2,608	2,855	2,990
Total	$86,179	$84,345	$73,556
Of Sam's Club's total net sales, approximately $9.9 billion, $8.4 billion and $6.9 billion related to eCommerce for fiscal 2024, 2023 and 2022, respectively.
Note 14. Subsequent Event
Dividends Declared
The Company approved, effective February 20, 2024, the fiscal 2025 annual dividend of $0.83 per share, an increase over the fiscal 2024 dividend of $0.76 per share. For fiscal 2025, the annual dividend will be paid in four quarterly installments of $0.2075 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2024	April 1, 2024
May 10, 2024	May 28, 2024
August 16, 2024	September 3, 2024
December 13, 2024	January 6, 2025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. We are currently upgrading our financial system in stages, beginning in our U.S. and Canadian markets, including our general ledger which was upgraded for these markets during fiscal 2024. Our financial system is a significant component of our internal control over financial reporting. We will continue to implement other components of our new financial system in stages, and each implementation will impact our internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2024. The Company's internal control over financial reporting as of January 31, 2024, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting as of January 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended January 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

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
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2023 Annual Shareholders' Meeting as previously filed with the SEC.
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

3.	Exhibits: See exhibits listed under part (b) below.

(b)    The required exhibits are filed as part of this Form 10-K or are incorporated by reference herein.(1)

3.1(a)	Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 1, 2018

3.1(b)
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, effective February 23, 2024 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 23, 2024

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

4.8*	Description of Registrant's Securities

10.1*	Walmart Inc. Deferred Compensation Matching Plan, as amended and restated effective November 8, 2023 (C)

10.2
Walmart Inc. Management Incentive Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.3*	Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 1, 2024 (C)

10.4
Walmart Inc. Stock Incentive Plan of 2015, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.5
Walmart Inc. Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2023 is incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2023 filed on March 17, 2023 (C)

10.6
Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.7
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011 (C)

10.7(a)*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 (C)

10.8
Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed March 18, 2022 (C)

10.9
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions is incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed on March 18, 2022 (C)

10.10
Walmart Inc. Officer Deferred Compensation Plan, as amended and restated effective February 1, 2023 is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2023 filed on March 17, 2023 (C)

10.11
Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.12	Retirement Agreement between the Company and M. Brett Biggs dated November 29, 2021 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2021 (C)

10.13
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

10.14
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

10.15
Retirement Agreement between the Company and Judith McKenna dated August 16, 2023 is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2023 filed on September 1, 2023 (C)

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

97.1*	Walmart Executive Compensation Recoupment Policy

99.1*	Certain Federal and State Court Opioids Litigation Case Citations and Currently Scheduled Trial Dates

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
(1)
Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

(c)    Financial Statement Schedules: None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walmart Inc.

Date: March 15, 2024	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 15, 2024	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2024	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 15, 2024	By	/s/ John David Rainey
John David Rainey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2024	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2024

Date: March 15, 2024	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 15, 2024	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 15, 2024	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 15, 2024	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 15, 2024	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 15, 2024	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 15, 2024	By	/s/ Randall L. Stephenson
Randall L. Stephenson
Director

Date: March 15, 2024	By	/s/ S. Robson Walton
S. Robson Walton
Director

Date: March 15, 2024	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2024