Form 10-Q
period 2024-04-30
Walmart Inc.
filed 2024-06-07
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 8,043,543,330 shares of common stock outstanding as of June 5, 2024.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2024	2023
Revenues:
Net sales	$159,938	$151,004
Membership and other income	1,570	1,297
Total revenues	161,508	152,301
Costs and expenses:
Cost of sales	121,431	115,284
Operating, selling, general and administrative expenses	33,236	30,777
Operating income	6,841	6,240
Interest:
Debt	597	568
Finance lease	117	96
Interest income	(114)	(107)
Interest, net	600	557
Other (gains) and losses	(794)	2,995
Income before income taxes	7,035	2,688
Provision for income taxes	1,728	792
Consolidated net income	5,307	1,896
Consolidated net income attributable to noncontrolling interest	(203)	(223)
Consolidated net income attributable to Walmart	$5,104	$1,673

Net income per common share:
Basic net income per common share attributable to Walmart	$0.63	$0.21
Diluted net income per common share attributable to Walmart	0.63	0.21

Weighted-average common shares outstanding:
Basic	8,053	8,082
Diluted	8,084	8,112

Dividends declared per common share	$0.83	$0.76
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Consolidated net income	$5,307	$1,896
Consolidated net income attributable to noncontrolling interest	(203)	(223)
Consolidated net income attributable to Walmart	5,104	1,673

Other comprehensive income, net of income taxes
Currency translation and other	(21)	811
Cash flow hedges	28	(69)
Other comprehensive income, net of income taxes	7	742
Other comprehensive income attributable to noncontrolling interest	(72)	(209)
Other comprehensive income (loss) attributable to Walmart	(65)	533

Comprehensive income, net of income taxes	5,314	2,638
Comprehensive income attributable to noncontrolling interest	(275)	(432)
Comprehensive income attributable to Walmart	$5,039	$2,206
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$9,405	$9,867	$10,575
Receivables, net	9,075	8,796	7,647
Inventories	55,382	54,892	56,932
Prepaid expenses and other	3,290	3,322	3,357
Total current assets	77,152	76,877	78,511

Property and equipment, net	111,498	110,810	102,335
Operating lease right-of-use assets	13,562	13,673	13,679
Finance lease right-of-use assets, net	6,285	5,855	5,124
Goodwill	27,999	28,113	28,306
Other long-term assets	17,558	17,071	17,098
Total assets	$254,054	$252,399	$245,053

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$5,457	$878	$1,711
Accounts payable	56,071	56,812	54,268
Dividends payable	5,013	—	4,602
Accrued liabilities	24,092	28,759	27,527
Accrued income taxes	1,276	307	1,325
Long-term debt due within one year	1,865	3,447	3,975
Operating lease obligations due within one year	1,482	1,487	1,490
Finance lease obligations due within one year	844	725	607
Total current liabilities	96,100	92,415	95,505

Long-term debt	35,928	36,132	38,120
Long-term operating lease obligations	12,840	12,943	12,925
Long-term finance lease obligations	6,047	5,709	5,039
Deferred income taxes and other	14,849	14,629	13,999

Commitments and contingencies

Redeemable noncontrolling interest	217	222	234

Equity:
Common stock	805	805	808
Capital in excess of par value	4,625	4,544	4,709
Retained earnings	87,230	89,814	78,035
Accumulated other comprehensive loss	(11,367)	(11,302)	(11,147)
Total Walmart shareholders' equity	81,293	83,861	72,405
Nonredeemable noncontrolling interest	6,780	6,488	6,826
Total equity	88,073	90,349	79,231
Total liabilities, redeemable noncontrolling interest, and equity	$254,054	$252,399	$245,053
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	8,080	$808	$4,430	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($0.76 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(14)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	15	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	8,081	$808	$4,709	$78,035	$(11,147)	$72,405	$6,826	$79,231
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Cash flows from operating activities:
Consolidated net income	$5,307	$1,896
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	3,128	2,845
Investment (gains) and losses, net	(639)	3,062
Deferred income taxes	102	(725)
Other operating activities	507	249
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(154)	376
Inventories	(529)	(154)
Accounts payable	213	971
Accrued liabilities	(4,649)	(4,447)
Accrued income taxes	963	560
Net cash provided by operating activities	4,249	4,633

Cash flows from investing activities:
Payments for property and equipment	(4,676)	(4,429)
Proceeds from the disposal of property and equipment	72	47
Proceeds from disposal of certain operations	—	48
Other investing activities	195	(526)
Net cash used in investing activities	(4,409)	(4,860)

Cash flows from financing activities:
Net change in short-term borrowings	4,585	1,343
Proceeds from issuance of long-term debt	—	4,967
Repayments of long-term debt	(1,574)	(1,784)
Dividends paid	(1,671)	(1,538)
Purchase of Company stock	(1,059)	(686)
Sale of subsidiary stock	15	483
Other financing activities	(617)	(845)
Net cash provided by (used in) financing activities	(321)	1,940

Effect of exchange rates on cash, cash equivalents and restricted cash	6	154

Net increase (decrease) in cash, cash equivalents and restricted cash	(475)	1,867
Cash, cash equivalents and restricted cash at beginning of year	9,935	8,841
Cash, cash equivalents and restricted cash at end of period	$9,460	$10,708
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 ("fiscal 2024"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of April 2024 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Common Stock Split
On February 23, 2024, the Company effected a 3-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.
Supplier Financing Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The Company adopted this ASU as of February 1, 2023, other than the annual roll-forward disclosure requirement in the Company's Annual Report on Form 10-K which the Company will adopt in fiscal 2025.
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $5.2 billion, $5.3 billion and $4.7 billion, as of April 30, 2024, January 31, 2024 and April 30, 2023, respectively. These obligations are generally classified as accounts payable within the Condensed Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2024 and 2023.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2024	2023
Numerator
Consolidated net income	$5,307	$1,896
Consolidated net income attributable to noncontrolling interest	(203)	(223)
Consolidated net income attributable to Walmart	$5,104	$1,673

Denominator
Weighted-average common shares outstanding, basic	8,053	8,082
Dilutive impact of share-based awards	31	30
Weighted-average common shares outstanding, diluted	8,084	8,112

Net income per common share attributable to Walmart
Basic	$0.63	$0.21
Diluted	0.63	0.21
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2023	$(10,729)	$(951)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	602	(82)	520
Reclassifications to income, net	—	13	13
Balances as of April 30, 2023	$(10,127)	$(1,020)	$(11,147)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2024 and January 31, 2024, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(1,574)	—	(1,574)
Other	(8)	(204)	(212)
Balances as of April 30, 2024	$1,865	$35,928	$37,793
Debt Repayments
Information on significant long-term debt repayments during the three months ended April 30, 2024 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 22, 2024	$1,500	Fixed	3.30%	$1,500
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

(Amounts in millions)	Fair Value as of April 30, 2024	Fair Value as of January 31, 2024
Equity investments measured using Level 1 inputs	$3,072	$2,835
Equity investments measured using Level 2 inputs	4,748	4,414
Total	$7,820	$7,249
Changes in the fair value of these investments were primarily due to gains and losses resulting from net changes in the underlying stock prices, along with certain other immaterial investment activity. The fair value of these investments increased $0.6 billion and decreased $3.2 billion for the three months ended April 30, 2024 and 2023, respectively. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2024 and January 31, 2024, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2024			January 31, 2024
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(777)	(1)	$6,271	$(654)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,784	(1,298)	(1)	5,879	(1,302)	(1)
Total	$10,555	$(2,075)		$12,150	$(1,956)
(1) Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2024 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of April 30, 2024 and January 31, 2024, are as follows:

	April 30, 2024		January 31, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$37,793	$34,974	$39,579	$38,431
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
Unless stated otherwise, the matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial position, results of operations, or cash flows. The Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss, beyond the amounts accrued, if any, that may arise from these matters.
Settlement of Certain Opioid-Related Matters
The Company entered into settlement agreements with all 50 states, the District of Columbia, Puerto Rico, three U.S. territories, and the vast majority of eligible political subdivisions and federally recognized Native American tribes to resolve opioid-related claims against the Company.  Remaining eligible political subdivisions and federally recognized Native American tribes have until July 15, 2025 and February 24, 2026, respectively, to join these settlements. In fiscal year 2023, the Company accrued a liability of approximately $3.3 billion for these settlements, which include amounts for remediation of alleged harms, attorneys' fees, and costs. As of January 31, 2024, substantially all of the approximately $3.3 billion accrued liability had been paid.
Ongoing Opioid-Related Litigation
The Company will continue to vigorously defend against any opioid-related matters not settled or otherwise resolved, including, but not limited to, each of the matters described below; any other actions filed by healthcare providers, individuals and third-party payers; and any action filed by a political subdivision or Native American tribe that elects not to join the settlement described above. Accordingly, the Company has not accrued a liability for these opioid-related matters nor can the Company reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of the opioid-related matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Opioid Multidistrict Litigation; Other Opioid-Related Matters in the U.S. and Canada. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio. The Company is named as a defendant in some cases included in the MDL.
A trial involving claims brought by two counties against certain defendants, including the Company, in the MDL resulted in a judgment on August 17, 2022 that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over 15 years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. On September 7, 2022, the Company filed an appeal with the Sixth Circuit Court of Appeals. The monetary aspect of the judgment is stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023 and has not materially impacted the Company's operations. On September 11, 2023, the Sixth Circuit Court of Appeals issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. On November 29, 2023, the Supreme Court of Ohio accepted the request for certification, and the matter remains pending with the court.
Additional opioid-related cases against the Company remain pending in the MDL and in state and federal courts. The plaintiffs include healthcare providers, third-party payers, individuals and others and seek compensatory and punitive damages and injunctive relief, including abatement. The MDL has designated four cases brought by third-party payers as bellwether cases to proceed through discovery. The MDL may designate additional bellwether cases in the future.
The Company has been responding to subpoenas, information requests, and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids.
Wal-Mart Canada Corp. and certain other subsidiaries of the Company have been named as defendants in two putative class action complaints filed in Canada related to distribution practices involving opioids. These matters remain pending.
Department of Justice Opioid Civil Litigation. On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act. The DOJ is seeking civil penalties and injunctive relief. On March 11, 2024, the Court granted in-part Walmart's motion to dismiss by dismissing the entirety of the DOJ's claims related to distribution and dismissing the DOJ's claims arising under one of the DOJ's two dispensing liability theories. The DOJ's claims arising under its other dispensing liability theory remain pending.
Opioid-Related Securities Class Actions and Derivative Litigation. The Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids purportedly on behalf of a class of investors who acquired Walmart stock from March 31, 2017 through December 22, 2020. Those actions were filed in the U.S. District Court for the District of Delaware in 2021 and later consolidated. On April 8, 2024, the court granted the Company's motion to dismiss these actions. On April 29, 2024, the plaintiffs appealed to the Third Circuit Court of Appeals, where the matter remains pending.
On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the Board of Directors and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion. On May 5, 2023, the Company's Board of Directors (the "Board") appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. This action is stayed while the SLC conducts its investigation.
In addition, there are two other shareholder derivative actions pending in the U.S. District Court for the District of Delaware that allege breach of fiduciary duties against certain of the Company's current and former directors with respect to oversight of the Company's distribution and dispensing of opioids and violations of the federal securities laws and other breaches of duty by certain current and former directors and officers in connection with the Company's opioids disclosures. Those cases have been stayed pending developments in other opioid-related matters.

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
Net sales by segment are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net sales:
Walmart U.S.	$108,670	$103,901
Walmart International	29,833	26,604
Sam's Club	21,435	20,499
Net sales	$159,938	$151,004
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Operating income (loss):
Walmart U.S.	$5,332	$4,984
Walmart International	1,533	1,164
Sam's Club	615	458
Corporate and support	(639)	(366)
Operating income	6,841	6,240
Interest, net	600	557
Other (gains) and losses	(794)	2,995
Income before income taxes	$7,035	$2,688
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

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2024	2023
Grocery	$66,431	$63,407
General merchandise	25,711	25,765
Health and wellness	14,249	12,848
Other categories	2,279	1,881
Total	$108,670	$103,901
Of Walmart U.S.'s total net sales, approximately $17.6 billion and $14.5 billion related to eCommerce for the three months ended April 30, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2024	2023
Mexico and Central America	$13,232	$10,958
Canada	5,328	5,140
China	5,443	4,924
Other	5,830	5,582
Total	$29,833	$26,604
Of Walmart International's total net sales, approximately $6.4 billion and $5.4 billion related to eCommerce for the three months ended April 30, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam's Club net sales by merchandise category	2024	2023
Grocery and consumables	$14,296	$13,498
Fuel, tobacco and other categories	3,151	3,188
Home and apparel	2,084	2,079
Health and wellness	1,328	1,156
Technology, office and entertainment	576	578
Total	$21,435	$20,499
Of Sam's Club's total net sales, approximately $2.6 billion and $2.2 billion related to eCommerce for the three months ended April 30, 2024 and 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2025 ("fiscal 2025") and the fiscal year ended January 31, 2024 ("fiscal 2024"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2024, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2024, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2024.
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

Merchandise costs continued to be impacted by inflation, however at a lower rate than we experienced in recent years. The impact to our net sales and gross profit margin is influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include, but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
Further information on the factors that can affect our operating results and on certain risks to our Company and an investment in our securities can be found herein under "Item 5. Other Information."
We expect continued uncertainty in our business and the global economy due to inflationary trends, a challenging macro environment, geopolitical conditions, supply chain disruptions, volatility in employment trends and consumer confidence. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.

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
Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2024 and 2023, were as follows:

	Three Months Ended April 30,
	2024	2023	2024	2023
	With Fuel		Fuel Impact
Walmart U.S.	4.9%	7.5%	0.0%	(0.2)%
Sam's Club	4.6%	4.6%	(0.7)%	(3.0)%
Total U.S.	4.9%	7.1%	0.0%	(0.6)%
Comparable sales in the U.S., including fuel, increased 4.9% for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.9% for the three months ended April 30, 2024, driven by growth in transactions, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 2.9% to comparable sales for the three months ended April 30, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales at the Sam's Club segment increased 4.6% for the three months ended April 30, 2024, which benefited from growth in transactions, including strong sales in grocery and consumables and health and wellness. The Sam's Club segment's eCommerce sales positively contributed approximately 1.7% to comparable sales for the three months ended April 30, 2024, which was primarily driven by curbside pickup and club-fulfilled delivery.

Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements, as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory, and reduce costs, and we operate with discipline by managing expenses and optimizing the efficiency of how we work. Additionally, we focus on our mix of businesses, including the expansion of connected value streams with higher margins, such as advertising and membership income. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net sales	$159,938	$151,004
Percentage change from comparable period	5.9%	7.6%
Gross profit as a percentage of net sales	24.1%	23.7%
Operating, selling, general and administrative expenses as a percentage of net sales	20.8%	20.4%
Operating income	$6,841	$6,240
Percentage change from comparable period	9.6%	17.3%
Operating income as a percentage of net sales	4.3%	4.1%
Gross profit as a percentage of net sales ("gross profit rate") increased 42 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive price gaps, lower markdowns as a result of disciplined inventory management and favorable business mix, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 40 basis points for the three months ended April 30, 2024. The increase was primarily driven by higher compensation related expenses in our U.S. segments, including higher variable pay as a result of exceeding our planned performance as well as previously announced wage investments, and business reorganization costs, partially offset by expense leverage from strong sales growth in our International segment.
Operating income increased $0.6 billion or 9.6% for the three months ended April 30, 2024, primarily due to the factors described above as well as from strong growth in membership income globally.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 7.9% and 4.5% for the trailing 12 months ended April 30, 2024 and 2023, respectively. The increase in ROA was primarily due to an increase in consolidated net income during the trailing 12 month period, as a result of higher operating income and changes in the fair value of our equity and other investments. ROI was 15.0% and 12.7% for the trailing 12 months ended April 30, 2024 and 2023, respectively. The increase in ROI was the result of an increase in operating income, primarily due to lapping opioid legal charges as well as business reorganization and restructuring charges incurred in the comparative trailing 12 months, as well as improvements in business performance, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending April 30,
(Amounts in millions)	2024	2023
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$19,681	$11,085
Denominator
Average total assets(1)	$249,554	$245,598
Return on assets (ROA)	7.9%	4.5%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$27,613	$21,350
+ Interest income	553	323
+ Depreciation and amortization	12,136	11,110
+ Rent	2,291	2,301
= ROI operating income	$42,593	$35,084

Denominator
Average total assets(1)	$249,554	$245,598
'+ Average accumulated depreciation and amortization(1)	115,841	108,730
'- Average accounts payable(1)	55,170	53,597
- Average accrued liabilities(1)	25,810	24,294
= Average invested capital	$284,415	$276,437
Return on investment (ROI)	15.0%	12.7%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by two.

	As of April 30,
	2024	2023	2022
Certain Balance Sheet Data
Total assets	$254,054	$245,053	$246,142
Accumulated depreciation and amortization	118,518	113,164	104,295
Accounts payable	56,071	54,268	52,926
Accrued liabilities	24,092	27,527	21,061

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2024	2023
Supply chain, customer-facing initiatives and technology	$2,602	$2,715
Store and club remodels	1,546	1,236
New stores and clubs, including expansions and relocations	67	4
Total U.S.	4,215	3,955
Walmart International	461	474
Total Capital Expenditures	$4,676	$4,429
Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See Liquidity and Capital Resources for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities and net cash provided by or used in financing activities.
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $4.2 billion for the three months ended April 30, 2024, which represents a decrease of $0.4 billion when compared to the same period in the prior year. The decrease was primarily due to changes in working capital assets and liabilities, including timing impacts, partially offset by an increase in cash provided by operating income. Free cash flow for the three months ended April 30, 2024 was negative $0.4 billion, which represents a decrease of $0.6 billion when compared to the same period in the prior year. The decrease in free cash flow was due to the decrease in net cash provided by operating activities described above and an increase of $0.2 billion in capital expenditures to support our investment strategy.
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
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow, as well as information regarding net cash used in investing activities and net cash provided by or used in financing activities.

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$4,249	$4,633
Payments for property and equipment	(4,676)	(4,429)
Free cash flow	$(427)	$204

Net cash used in investing activities(1)	$(4,409)	$(4,860)
Net cash provided by (used in) financing activities	(321)	1,940
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2024	2023
Net sales	$159,938	$151,004
Percentage change from comparable period	5.9%	7.6%
Total U.S. calendar comparable sales increase	4.9%	7.1%
Membership and other income	$1,570	$1,297
Percentage change from comparable period	21.0%	1.2%
Total revenues	$161,508	$152,301
Percentage change from comparable period	6.0%	7.6%
Gross profit margin as a percentage of net sales	24.1%	23.7%
Operating income	$6,841	$6,240
Operating income as a percentage of net sales	4.3%	4.1%
Other (gains) and losses	$(794)	$2,995
Consolidated net income	$5,307	$1,896
Unit counts at period end	10,607	10,545
Retail square feet at period end	1,051	1,051
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $9.2 billion or 6.0% for the three months ended April 30, 2024 when compared to the same period in the previous fiscal year. The increase was primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions, including strong sales in grocery as well as strength in eCommerce. Net sales were also positively affected by an extra day in February 2024 due to a leap year which increased net sales by approximately 1%, as well as $0.4 billion of fluctuations in currency exchange rates for the three months ended April 30, 2024. Membership and other income increased $0.3 billion or 21.0% for the three months ended April 30, 2024, primarily due to strong growth in membership income globally.
Gross profit rate increased 42 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive price gaps, lower markdowns as a result of disciplined inventory management and favorable business mix, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 40 basis points for the three months ended April 30, 2024 when compared to the same period in the previous fiscal year. The increase was primarily driven by higher compensation related expenses in our U.S. segments, including higher variable pay as a result of exceeding our planned performance as well as previously announced wage investments, and business reorganization costs, partially offset by expense leverage from strong sales growth in our International segment.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increase of $3.8 billion in other gains for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year, was primarily due to changes in the fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 24.6% for the three months ended April 30, 2024, compared to 29.5% for the same period in the previous fiscal year. The decrease in effective tax rate was primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $3.4 billion for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.63 for the three months ended April 30, 2024, which represents an increase of $0.42 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2024	2023
Net sales	$108,670	$103,901
Percentage change from comparable period	4.6%	7.2%
Calendar comparable sales increase	4.9%	7.5%
Operating income	$5,332	$4,984
Operating income as a percentage of net sales	4.9%	4.8%
Unit counts at period end	4,609	4,684
Retail square feet at period end	698	699
Net sales for the Walmart U.S. segment increased $4.8 billion or 4.6% for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 4.9% for the three months ended April 30, 2024, driven by growth in transactions, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.9% to comparable sales for the three months ended April 30, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Gross profit rate increased 46 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily driven by managing prices aligned to our competitive price gaps and lower markdowns as a result of disciplined inventory management, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 48 basis points for the three months ended April 30, 2024, when compared to the same periods in the previous fiscal year, primarily due to increased compensation related expenses, including higher variable pay as a result of exceeding our planned performance and previously announced wage investments, as well as business reorganization costs.
As a result of the factors discussed above, operating income increased $0.3 billion for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2024	2023
Net sales	$29,833	$26,604
Percentage change from comparable period	12.1%	12.0%
Operating income	$1,533	$1,164
Operating income as a percentage of net sales	5.1%	4.4%
Unit counts at period end	5,399	5,262
Retail square feet at period end	272	272
Net sales for the Walmart International segment increased $3.2 billion or 12.1% for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily due to positive comparable sales in each of our international markets driven by strong sales in food and consumables as well as strength in eCommerce. Net sales benefited from the timing of certain seasonal events, along with positive fluctuations in currency exchange rates of $0.4 billion for the three months ended April 30, 2024.
Gross profit rate increased 32 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily driven by improved eCommerce profitability and favorable business mix, partially offset by ongoing format and channel mix shifts in certain markets, and price investments.
Operating expenses as a percentage of net sales decreased 47 basis points for the three months ended April 30, 2024 when compared to the same period in the previous fiscal year, primarily due to strong sales across markets, disciplined expense management and ongoing format mix changes in certain markets.
As a result of the factors discussed above, operating income increased $0.4 billion for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year.

Sam's Club Segment

	Three Months Ended April 30,
(Amounts in millions, except unit counts)	2024	2023
Including Fuel
Net sales	$21,435	$20,499
Percentage change from comparable period	4.6%	4.5%
Calendar comparable sales increase	4.6%	4.6%
Operating income	$615	$458
Operating income as a percentage of net sales	2.9%	2.2%
Unit counts at period end	599	599
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$18,703	$17,763
Percentage change from comparable period	5.3%	7.4%
Operating income	$515	$354
Operating income as a percentage of net sales	2.8%	2.0%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.9 billion or 4.6% for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was primarily due to comparable sales, including fuel, of 4.6% for the three months ended April 30, 2024, which benefited from growth in transactions, including strong sales in grocery and consumables and health and wellness. Sam's Club eCommerce sales positively contributed approximately 1.7% to comparable sales for the three months ended April 30, 2024, which was primarily driven by curbside pickup and club-fulfilled delivery.
Gross profit rate increased 58 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase in gross profit rate for the three months ended April 30, 2024 was primarily due to lapping inflation related LIFO charges in the prior year, and lower markdowns as a result of disciplined inventory management.
Membership and other income increased 14.3% for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year. The increase was due to growth in the membership base and Plus penetration. Membership income also benefited from lapping a prior year promotional offering related to previous membership fee increases.
Operating expenses as a percentage of net sales increased 17 basis points for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year, primarily due to increased compensation related expenses, including higher variable pay as a result of exceeding our planned performance, and elevated technology spend.
As a result of the factors discussed above, operating income increased $0.2 billion for the three months ended April 30, 2024, when compared to the same period in the previous fiscal year.
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
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$4,249	$4,633
Net cash provided by operating activities was $4.2 billion as compared to $4.6 billion for the three months ended April 30, 2024 and 2023, respectively. The decrease was primarily due to changes in working capital assets and liabilities, including timing impacts, partially offset by an increase in cash provided by operating income.

Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.4 billion and $10.6 billion at April 30, 2024 and 2023, respectively. Our working capital deficit was $18.9 billion as of April 30, 2024, which increased when compared to the $17.0 billion working capital deficit as of April 30, 2023, primarily driven by an increase in short-term borrowings and an increase in accounts payable to support business growth, partially offset by a decrease in accrued liabilities due to payments related to the opioid legal settlement. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of April 30, 2024 and January 31, 2024, cash and cash equivalents of $3.5 billion may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net cash used in investing activities	$(4,409)	$(4,860)
Net cash used in investing activities was $4.4 billion as compared to $4.9 billion for the three months ended April 30, 2024 and 2023, respectively. The decrease of $0.5 billion for the three months ended April 30, 2024 is primarily the result of the change in other investing activities related to certain short-term investments, partially offset by an increase in payments for property and equipment.
Net Cash Provided by (Used in) Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2024	2023
Net cash provided by (used in) financing activities	$(321)	$1,940
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows provided by or used in financing activities. Net cash used in financing activities was $0.3 billion as compared to net cash provided by financing activities of $1.9 billion for the three months ended April 30, 2024 and 2023, respectively. The change in net financing cash flows is primarily due to lapping debt issuances in the prior year, partially offset by an increase in short-term borrowings.
In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2024, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(1,574)	—	(1,574)
Other	(8)	(204)	(212)
Balances as of April 30, 2024	$1,865	$35,928	$37,793
During the three months ended April 30, 2024, our total outstanding long-term debt decreased $1.8 billion primarily due to maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the repayments of long-term debt.
Dividends
Effective February 20, 2024, the Company approved the fiscal 2025 annual dividend of $0.83 per share, an increase over the fiscal 2024 annual dividend of $0.76 per share. For fiscal 2025, the annual dividend was or will be paid in four quarterly installments of $0.2075 per share, according to the following record and payable dates:

Record Date	Payable Date
March 15, 2024	April 1, 2024
May 10, 2024	May 28, 2024
August 16, 2024	September 3, 2024
December 13, 2024	January 6, 2025
The dividend installments payable on April 1, 2024 and May 28, 2024 were paid as scheduled.

Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2024, authorization for $15.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2024	2023
Total number of shares repurchased	18.0	14.3
Average price paid per share	$59.05	$47.82
Total amount paid for share repurchases	$1,059	$686
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of April 30, 2024, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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

Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," the Prescription Opiate Litigation, the Settlement Framework, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, under the sub-caption "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as under the sub-caption "Money Transfer Agent Services Matters" a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. In Note 6, under the sub-caption "Mexico Antitrust Matter," we also discuss a quasi-judicial process initiated by the Comision Federal de Competencia Economica of Mexico against Walmex. We reference various legal proceedings related to the Prescription Opiate Litigation, the Settlement Framework, DOJ Opioid Civil Litigation and Opioids-Related Securities Class Actions and Derivative Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; and Mexico Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss items related to the Foreign Direct Investment Matters in India and the Driver Platform Matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California and an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of April 30, 2024, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, as filed with the SEC on March 15, 2024, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities. We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit or appeal was filed.
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes over 330 cases with claims against the Company as of May 24, 2024. A case involving a judgment entered on claims brought by two counties was appealed to the Sixth Circuit Court of Appeals, which then certified certain questions to the Supreme Court of Ohio where the matter remains pending. In addition, there are over 30 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of May 24, 2024. The non-MDL case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
DOJ Opioid Civil Litigation: United States of America v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20.
Settlement of Certain Opioid-Related Matters: As described in more detail in Note 6 to our Condensed Consolidated Financial Statements, the Company accrued a liability of approximately $3.3 billion in fiscal year 2023 for certain opioid-related settlements. As of January 31, 2024, substantially all of the approximately $3.3 billion accrued liability had been paid. Certain eligible political subdivisions and federally recognized Native American tribes have until July 15, 2025 and February 24, 2026, respectively, to join the settlement.
Opioid-Related Derivative Lawsuits: Abt v. Alvarez et al., USDC, Dist. of DE, 2/9/21; Nguyen v. McMillon et al., USDC, Dist. of DE, 4/16/21; Ontario Provincial Council of Carpenters' Pension Trust Fund et al. v. Walton et al., DE Court of Chancery, 9/27/21.
Opioid-Related Securities Class Actions: Stanton v. Walmart Inc. et al., USDC, Dist. of DE, 1/20/21 and Martin v. Walmart Inc. et al., USDC, Dist. of DE, 3/5/21, consolidated into In re Walmart Inc. Securities Litigation, USDC, Dist. of DE, 5/11/21; In re Walmart Inc. Securities Litigation, USCCA, 3d Cir., 4/29/24.
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

II. CERTAIN OTHER MATTERS:
Foreign Direct Investment Matters: In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated and if it is determined that violations of the Rules occurred, the regulatory authority has the authority to impose monetary and/or non-monetary relief. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. While the Company does not currently believe that these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance as to whether there will be a material adverse effect to its business or its Condensed Consolidated Financial Statements.
Driver Platform Matters: The Company has been responding to subpoenas, information requests and investigations from governmental entities regarding the independent contractor classification of drivers and payment and operational practices with respect to the Company's driver platform, as well as defending putative class action civil litigation relating to driver classification and defending other civil litigation claims in connection with the driver platform. The Company is unable to predict the outcome of the investigations by the governmental entities or the civil litigation matters. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether its business, financial condition, results of operations or cash flows will not be materially adversely affected.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2024, authorization for $15.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2024, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 29, 2024	5,771,174	$57.35	5,771,174	$16.2
March 1 - 31, 2024	5,626,486	60.54	5,626,486	15.9
April 1 - 30, 2024	6,345,389	59.81	6,345,389	15.5
Total	17,743,049		17,743,049
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
During the Company's fiscal quarter ended April 30, 2024, the following Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:
On February 28, 2024, John Furner, Executive Vice President, President and Chief Executive Officer, Walmart U.S., entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Furner will sell an aggregate 131,250 shares of common stock. The plan will terminate on February 27, 2025.
On March 28, 2024, Daniel J. Bartlett, Executive Vice President, Corporate Affairs, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Bartlett may sell up to an aggregate $4,000,000 of common stock. The plan will terminate in May 2026.
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
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, supply chain disruptions, volatility in employment trends, and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment, as well as our pricing and merchandising strategies in response to cost increases; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omni-channel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity initiatives as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic priorities; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its global investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by (Used in) Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2025; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by (Used in) Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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

Risks, Factors and Uncertainties Regarding Our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally, including:
Economic Factors
•economic, geopolitical, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;
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

Regulatory and Other Factors
•changes in existing, tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations, including those related to worker classification;
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
•natural disasters, changes in climate, catastrophic events and global health epidemics or pandemics; and
•changes in generally accepted accounting principles in the United States.
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1(a)	Restated Certificate of Incorporation of the Company dated February 1, 2018 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 1, 2018

Exhibit 3.1(b)
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, effective February 23, 2024 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on February 23, 2024

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: June 7, 2024	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2024	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 7, 2024	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)