Form 10-Q
period 2024-07-31
Walmart Inc.
filed 2024-08-30
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 8,038,251,174 shares of common stock outstanding as of August 28, 2024.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Revenues:
Net sales	$167,767	$160,280	$327,705	$311,284
Membership and other income	1,568	1,352	3,138	2,649
Total revenues	169,335	161,632	330,843	313,933
Costs and expenses:
Cost of sales	126,810	121,850	248,241	237,134
Operating, selling, general and administrative expenses	34,585	32,466	67,821	63,243
Operating income	7,940	7,316	14,781	13,556
Interest:
Debt	557	543	1,154	1,111
Finance lease	122	99	239	195
Interest income	(114)	(148)	(228)	(255)
Interest, net	565	494	1,165	1,051
Other (gains) and losses	1,162	(3,905)	368	(910)
Income before income taxes	6,213	10,727	13,248	13,415
Provision for income taxes	1,502	2,674	3,230	3,466
Consolidated net income	4,711	8,053	10,018	9,949
Consolidated net income attributable to noncontrolling interest	(210)	(162)	(413)	(385)
Consolidated net income attributable to Walmart	$4,501	$7,891	$9,605	$9,564

Net income per common share:
Basic net income per common share attributable to Walmart	$0.56	$0.98	$1.19	$1.18
Diluted net income per common share attributable to Walmart	0.56	0.97	1.19	1.18

Weighted-average common shares outstanding:
Basic	8,044	8,079	8,048	8,081
Diluted	8,081	8,108	8,082	8,110

Dividends declared per common share	$—	$—	$0.83	$0.76
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2024	2023	2024	2023
Consolidated net income	$4,711	$8,053	$10,018	$9,949
Consolidated net income attributable to noncontrolling interest	(210)	(162)	(413)	(385)
Consolidated net income attributable to Walmart	4,501	7,891	9,605	9,564

Other comprehensive income (loss), net of income taxes
Currency translation and other	(1,079)	306	(1,100)	1,117
Cash flow hedges	10	135	38	66
Other comprehensive income (loss), net of income taxes	(1,069)	441	(1,062)	1,183
Other comprehensive (income) loss attributable to noncontrolling interest	258	(112)	186	(321)
Other comprehensive income (loss) attributable to Walmart	(811)	329	(876)	862

Comprehensive income, net of income taxes	3,642	8,494	8,956	11,132
Comprehensive (income) loss attributable to noncontrolling interest	48	(274)	(227)	(706)
Comprehensive income attributable to Walmart	$3,690	$8,220	$8,729	$10,426
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,811	$9,867	$13,888
Receivables, net	8,650	8,796	7,891
Inventories	55,611	54,892	56,722
Prepaid expenses and other	3,438	3,322	3,531
Total current assets	76,510	76,877	82,032

Property and equipment, net	113,818	110,810	104,733
Operating lease right-of-use assets	13,579	13,673	13,710
Finance lease right-of-use assets, net	6,341	5,855	5,552
Goodwill	27,930	28,113	28,268
Other long-term assets	16,262	17,071	20,826
Total assets	$254,440	$252,399	$255,121

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$3,195	$878	$4,546
Accounts payable	56,716	56,812	56,576
Dividends payable	3,343	—	3,067
Accrued liabilities	27,656	28,759	29,239
Accrued income taxes	576	307	770
Long-term debt due within one year	1,495	3,447	2,897
Operating lease obligations due within one year	1,493	1,487	1,472
Finance lease obligations due within one year	786	725	653
Total current liabilities	95,260	92,415	99,220

Long-term debt	35,364	36,132	36,806
Long-term operating lease obligations	12,811	12,943	12,978
Long-term finance lease obligations	6,161	5,709	5,449
Deferred income taxes and other	14,072	14,629	15,109

Commitments and contingencies

Redeemable noncontrolling interest	207	222	232

Equity:
Common stock	803	805	808
Capital in excess of par value	5,010	4,544	4,096
Retained earnings	90,788	89,814	85,470
Accumulated other comprehensive loss	(12,178)	(11,302)	(10,818)
Total Walmart shareholders' equity	84,423	83,861	79,556
Nonredeemable noncontrolling interest	6,142	6,488	5,771
Total equity	90,565	90,349	85,327
Total liabilities, redeemable noncontrolling interest, and equity	$254,440	$252,399	$255,121
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
Consolidated net income	—	—	—	4,501	—	4,501	219	4,720
Other comprehensive loss, net of income taxes	—	—	—	—	(811)	(811)	(258)	(1,069)
Purchase of Company stock	(15)	(1)	(50)	(942)	—	(993)	—	(993)
Dividends to noncontrolling interest	—	—	—	—	—	—	(634)	(634)
Sale of subsidiary stock	—	—	10	—	—	10	4	14
Other	1	(1)	425	(1)	—	423	31	454
Balances as of July 31, 2024	8,035	$803	$5,010	$90,788	$(12,178)	$84,423	$6,142	$90,565
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	8,080	$808	$4,430	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($0.76 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(14)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	15	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	8,081	$808	$4,709	$78,035	$(11,147)	$72,405	$6,826	$79,231
Consolidated net income	—	—	—	7,891	—	7,891	162	8,053
Other comprehensive income, net of income taxes	—	—	—	—	329	329	112	441
Purchase of Company stock	(9)	(1)	(28)	(454)	—	(483)	—	(483)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	160	—	—	160	54	214
Other	4	1	331	(2)	—	330	(10)	320
Balances as of July 31, 2023	8,076	$808	$4,096	$85,470	$(10,818)	$79,556	$5,771	$85,327
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2024	2023
Cash flows from operating activities:
Consolidated net income	$10,018	$9,949
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,339	5,750
Investment (gains) and losses, net	519	(773)
Deferred income taxes	(244)	436
Other operating activities	866	849
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	80	115
Inventories	(1,234)	222
Accounts payable	1,166	2,999
Accrued liabilities	(1,410)	(1,368)
Accrued income taxes	257	22
Net cash provided by operating activities	16,357	18,201

Cash flows from investing activities:
Payments for property and equipment	(10,507)	(9,216)
Proceeds from the disposal of property and equipment	292	133
Proceeds from disposal of certain operations	3	135
Other investing activities	84	(961)
Net cash used in investing activities	(10,128)	(9,909)

Cash flows from financing activities:
Net change in short-term borrowings	2,315	4,181
Proceeds from issuance of long-term debt	—	4,967
Repayments of long-term debt	(2,817)	(4,063)
Dividends paid	(3,336)	(3,072)
Purchase of Company stock	(2,072)	(1,171)
Dividends paid to noncontrolling interest	(12)	(214)
Sale of subsidiary stock	29	697
Purchase of noncontrolling interest	—	(3,462)
Other financing activities	(1,052)	(1,172)
Net cash used in financing activities	(6,945)	(3,309)

Effect of exchange rates on cash, cash equivalents and restricted cash	(340)	147

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,056)	5,130
Cash, cash equivalents and restricted cash at beginning of year	9,935	8,841
Cash, cash equivalents and restricted cash at end of period	$8,879	$13,971
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of July 2024 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $5.7 billion, $5.3 billion and $5.3 billion, as of July 31, 2024, January 31, 2024 and July 31, 2023, respectively. These obligations are generally classified as accounts payable within the Condensed Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Condensed Consolidated Statements of Cash Flows.

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
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2024 and 2023.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Numerator
Consolidated net income	$4,711	$8,053	$10,018	$9,949
Consolidated net income attributable to noncontrolling interest	(210)	(162)	(413)	(385)
Consolidated net income attributable to Walmart	$4,501	$7,891	$9,605	$9,564

Denominator
Weighted-average common shares outstanding, basic	8,044	8,079	8,048	8,081
Dilutive impact of share-based awards	37	29	34	29
Weighted-average common shares outstanding, diluted	8,081	8,108	8,082	8,110

Net income per common share attributable to Walmart
Basic	$0.56	$0.98	$1.19	$1.18
Diluted	0.56	0.97	1.19	1.18

Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)
Other comprehensive loss before reclassifications, net	(725)	(98)	(823)
Reclassifications to income, net	(96)	108	12
Balances as of July 31, 2024	$(11,321)	$(857)	$(12,178)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2023	$(10,729)	$(951)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	602	(82)	520
Reclassifications to income, net	—	13	13
Balances as of April 30, 2023	$(10,127)	$(1,020)	$(11,147)
Other comprehensive income before reclassifications, net	194	115	309
Reclassifications to income, net	—	20	20
Balances as of July 31, 2023	$(9,933)	$(885)	$(10,818)
Amounts reclassified from accumulated other comprehensive loss for derivative instruments are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts reclassified related to the cumulative translation for settlements of foreign-denominated bonds and associated cross-currency swaps are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2024 and January 31, 2024, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(2,817)	—	(2,817)
Reclassifications of long-term debt	875	(875)	—
Other	(10)	107	97
Balances as of July 31, 2024	$1,495	$35,364	$36,859
Debt Repayments
Information on significant long-term debt repayments during the six months ended July 31, 2024 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 22, 2024	$1,500	Fixed	3.300%	$1,500
July 8, 2024	$990	Fixed	2.850%	990
July 18, 2024	¥40,000	Fixed	0.298%	253
Total				$2,743

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

(Amounts in millions)	Fair Value as of July 31, 2024	Fair Value as of January 31, 2024
Equity investments measured using Level 1 inputs	$2,862	$2,835
Equity investments measured using Level 2 inputs	3,822	4,414
Total	$6,684	$7,249
Changes in the fair value of these investments were primarily due to gains and losses resulting from net changes in the underlying stock prices, along with certain other immaterial investment activity. The fair value of these investments decreased $1.1 billion and $0.6 billion for the three and six months ended July 31, 2024, respectively, and increased $3.2 billion and $36 million for the three and six months ended July 31, 2023, respectively. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2024 and January 31, 2024, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2024			January 31, 2024
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(572)	(1)	$6,271	$(654)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,626	(1,269)	(1)	5,879	(1,302)	(1)
Total	$10,397	$(1,841)		$12,150	$(1,956)
(1) Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2024 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of July 31, 2024 and January 31, 2024, are as follows:

	July 31, 2024		January 31, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$36,859	$35,362	$39,579	$38,431

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
On September 27, 2021, three shareholders filed a derivative action in the Delaware Court of Chancery alleging that certain members of the Board of Directors and certain former officers breached their fiduciary duties in failing to adequately oversee the Company's prescription opioids business. In two orders issued on April 12 and 26, 2023, the Court of Chancery granted the defendants' motion to dismiss with respect to claims involving the Company's distribution practices and denied the remainder of the motion. On May 5, 2023, the Company's Board of Directors (the "Board") appointed an independent Special Litigation Committee (the "SLC") to investigate the allegations regarding certain current and former officers and directors named in the various derivative proceedings regarding oversight with respect to opioids. The Board has authorized the SLC to retain independent legal counsel and such other advisors as the SLC deems appropriate in carrying out its duties. The SLC's investigation is ongoing.
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
False Claims Act Litigation. On August 23, 2019, a qui tam action was filed in the U.S. District Court for the District of New Mexico. The action was partially unsealed on April 30, 2024 after the federal government declined to intervene. The DOJ informed the Company of its decision not to intervene on June 20, 2024. On July 25, 2024, the Court transferred the litigation to the U.S. District Court for the District of Delaware. The operative complaint is brought by two former pharmacists of the Company as relators and alleges the Company violated the Controlled Substances Act and state pharmacy regulations and that such conduct constitutes violations of the federal False Claims Act.
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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. The Company continues to cooperate with and provide information and documents voluntarily in response to supplemental requests from the DOJ. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. On August 29, 2022, the Company filed a motion to dismiss the complaint. On March 27, 2023, the Court issued an opinion dismissing the FTC's claim under the Telemarketing Sales Rule and denying Walmart's motion to dismiss the claim under Section 5 of the Federal Trade Commission Act. On April 12, 2023, Walmart filed a motion to certify the Court's March 27, 2023, order for interlocutory appeal. On June 30, 2023, the FTC filed an amended complaint against Walmart again asserting claims under the Federal Trade Commission Act and Telemarketing Sales Rule. On July 20, 2023, the Court denied Walmart's motion to certify the Court's March 27, 2023, order for interlocutory appeal, finding that it would be more orderly to consider a request for interlocutory appeal after a ruling on Walmart's motion to dismiss the amended complaint. Walmart's motion to dismiss the amended complaint was filed on August 11, 2023. On July 3, 2024, the Court granted in part Walmart's motion to dismiss the amended complaint by dismissing with prejudice the claims under the Telemarketing Sales Rule. The claims for injunctive relief under Section 5 of the Federal Trade Commission Act remain pending. On August 1, 2024, Walmart filed a motion to certify the July 3 order for interlocutory appeal. On August 9, 2024, the FTC filed a motion seeking reconsideration of the July 3 order.
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
Foreign Direct Investment Matters. In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated, whether with respect to the Notice or from further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Net sales by segment are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2024	2023	2024	2023
Net sales:
Walmart U.S.	$115,347	$110,854	$224,017	$214,755
Walmart International	29,567	27,596	59,400	54,200
Sam's Club	22,853	21,830	44,288	42,329
Net sales	$167,767	$160,280	$327,705	$311,284
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2024	2023	2024	2023
Operating income (loss):
Walmart U.S.	$6,591	$6,114	$11,923	$11,098
Walmart International	1,360	1,190	2,893	2,354
Sam's Club	581	521	1,196	979
Corporate and support	(592)	(509)	(1,231)	(875)
Operating income	7,940	7,316	14,781	13,556
Interest, net	565	494	1,165	1,051
Other (gains) and losses	1,162	(3,905)	368	(910)
Income before income taxes	$6,213	$10,727	$13,248	$13,415
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

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2024	2023	2024	2023
Grocery	$68,680	$66,240	$135,111	$129,647
General merchandise	28,980	29,076	54,691	54,841
Health and wellness	15,030	13,374	29,279	26,222
Other categories	2,657	2,164	4,936	4,045
Total	$115,347	$110,854	$224,017	$214,755
Of Walmart U.S.'s total net sales, approximately $18.9 billion and $15.5 billion related to eCommerce for the three months ended July 31, 2024 and 2023, respectively, and approximately $36.5 billion and $30.0 billion related to eCommerce for the six months ended July 31, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2024	2023	2024	2023
Mexico and Central America	$13,099	$11,994	$26,331	$22,952
Canada	5,891	5,842	11,219	10,982
China	4,440	3,896	9,883	8,820
Other	6,137	5,864	11,967	11,446
Total	$29,567	$27,596	$59,400	$54,200
Of Walmart International's total net sales, approximately $6.8 billion and $5.8 billion related to eCommerce for the three months ended July 31, 2024 and 2023, respectively, and approximately $13.2 billion and $11.2 billion related to eCommerce for the six months ended July 31, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam's Club net sales by merchandise category	2024	2023	2024	2023
Grocery and consumables	$15,010	$14,325	$29,306	$27,823
Fuel, tobacco and other categories	3,299	3,338	6,450	6,526
Home and apparel	2,466	2,428	4,550	4,507
Health and wellness	1,470	1,186	2,798	2,342
Technology, office and entertainment	608	553	1,184	1,131
Total	$22,853	$21,830	$44,288	$42,329
Of Sam's Club's total net sales, approximately $3.0 billion and $2.4 billion related to eCommerce for the three months ended July 31, 2024 and 2023, respectively, and approximately $5.6 billion and $4.7 billion related to eCommerce for the six months ended July 31, 2024 and 2023, respectively.
Note 8. Subsequent Event
The Company's Board of Directors approved the sale of its investment in JD.com, effective on August 20, 2024, with the securities being sold on the same day. The Company will recognize a loss of $0.3 billion within other gains and losses in the Condensed Consolidated Statement of Income and a reduction of $3.8 billion within other long-term assets in the Condensed Consolidated Balance Sheets during the fiscal quarter ending October 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2025 ("fiscal 2025") and the fiscal year ended January 31, 2024 ("fiscal 2024"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2024, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2024, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2024.
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
Comparable store and club sales, or comparable sales, is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs, as well as certain other business offerings that are part of our ecosystem, such as our Walmart Connect advertising business. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than five percent. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
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
We operate in a highly competitive omni-channel retail industry in all of the markets we serve. We face strong sales competition from other discount, department, drug, dollar, variety and specialty stores, warehouse clubs and supermarkets, as well as eCommerce businesses, and companies that offer services in digital advertising, fulfillment and delivery services, health and wellness, and financial services. Many of these competitors are national, regional or international chains or have a national or international omni-channel or eCommerce presence. We compete with a number of companies for attracting and retaining quality employees ("associates"). We, along with other retail companies, are influenced by a number of factors including, but not limited to: catastrophic events, weather and other risks related to climate change, global health epidemics, competitive pressures, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, disruptions in supply chain and inventory management, cost and availability of goods, currency exchange rate fluctuations, customer preferences, deflation, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor availability and costs, tax rates, the imposition of tariffs, cybersecurity attacks and unemployment.
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
•Margin - improve our operating income margin through productivity initiatives as well as category and business mix; and
•Returns - improve our Return on Investment through margin improvement and disciplined capital spend.
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
Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2024 and 2023, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	4.2%	5.9%	0.0%	(0.3)%	4.6%	6.7%	0.1%	(0.3)%
Sam's Club	4.7%	(0.2)%	(0.8)%	(5.6)%	4.6%	2.1%	(0.8)%	(4.4)%
Total U.S.	4.3%	4.9%	(0.1)%	(1.2)%	4.6%	5.9%	(0.1)%	(1.0)%
Comparable sales in the U.S., including fuel, increased 4.3% and 4.6% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.2% and 4.6% for the three and six months ended July 31, 2024, respectively, driven by growth in transactions, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 2.9% to comparable sales for both the three and six months ended July 31, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales at the Sam's Club segment increased 4.7% and 4.6% for the three and six months ended July 31, 2024, respectively, driven by growth in transactions, including strong sales in grocery and consumables and health and wellness. The Sam's Club segment's eCommerce sales positively contributed approximately 2.2% and 1.9% to comparable sales for the three and six months ended July 31, 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.

Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements, as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs, and we operate with discipline by managing expenses and optimizing the efficiency of how we work. Additionally, we focus on our mix of businesses, including the expansion of connected value streams with higher margins, such as advertising and membership income. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2024	2023	2024	2023
Net sales	$167,767	$160,280	$327,705	$311,284
Percentage change from comparable period	4.7%	5.9%	5.3%	6.7%
Gross profit as a percentage of net sales	24.4%	24.0%	24.2%	23.8%
Operating, selling, general and administrative expenses as a percentage of net sales	20.6%	20.3%	20.7%	20.3%
Operating income	$7,940	$7,316	$14,781	$13,556
Percentage change from comparable period	8.5%	6.7%	9.0%	11.4%
Operating income as a percentage of net sales	4.7%	4.6%	4.5%	4.4%
Gross profit as a percentage of net sales ("gross profit rate") increased 43 basis points for both the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment due to managing prices aligned to our competitive price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 35 and 38 basis points for the three and six months ended July 31, 2024, respectively. The increase for the three months ended July 31, 2024 was primarily driven by higher marketing expenses and higher variable pay as a result of exceeding planned performance. The increase for the six months ended July 31, 2024 was primarily driven by higher variable pay as a result of exceeding planned performance, higher marketing expenses and business reorganization costs of $0.3 billion incurred during the first quarter of fiscal 2025.
Operating income increased $0.6 billion or 8.5% and $1.2 billion or 9.0% for the three and six months ended July 31, 2024, respectively, primarily due to the factors described above as well as from strong growth in membership income globally.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 6.4% and 5.6% for the trailing 12 months ended July 31, 2024 and 2023, respectively. The increase in ROA was primarily due to an increase in consolidated net income during the trailing 12 month period, as a result of higher operating income partially offset by changes in the fair value of our equity and other investments. ROI was 15.1% and 12.8% for the trailing 12 months ended July 31, 2024 and 2023, respectively. The increase in ROI was the result of an increase in operating income, primarily due to lapping opioid legal charges as well as business reorganization and restructuring charges incurred in the comparative trailing 12 months, as well as improvements in business performance, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ending July 31,
(Amounts in millions)	2024	2023
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$16,339	$13,991
Denominator
Average total assets(1)	$254,781	$251,160
Return on assets (ROA)	6.4%	5.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$28,237	$21,812
+ Interest income	519	442
+ Depreciation and amortization	12,440	11,318
+ Rent	2,306	2,284
= ROI operating income	$43,502	$35,856

Denominator
Average total assets(1)	$254,781	$251,160
'+ Average accumulated depreciation and amortization(1)	118,077	110,921
'- Average accounts payable(1)	56,646	55,384
- Average accrued liabilities(1)	28,448	26,541
= Average invested capital	$287,764	$280,156
Return on investment (ROI)	15.1%	12.8%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by two.

	As of July 31,
	2024	2023	2022
Certain Balance Sheet Data
Total assets	$254,440	$255,121	$247,199
Accumulated depreciation and amortization	120,275	115,878	105,963
Accounts payable	56,716	56,576	54,191
Accrued liabilities	27,656	29,239	23,843

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2024	2023
Supply chain, customer-facing initiatives, technology and other	$5,976	$5,180
Store and club remodels	3,189	2,974
New stores and clubs, including expansions and relocations	127	17
Total U.S.	9,292	8,171
Walmart International	1,215	1,045
Total Capital Expenditures	$10,507	$9,216
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $16.4 billion for the six months ended July 31, 2024, which represents a decrease of $1.8 billion when compared to the same period in the prior year. The decrease was primarily due to timing of certain payments and increased inventory purchases, partially offset by an increase in cash provided by operating income. Free cash flow for the six months ended July 31, 2024 was $5.9 billion, which represents a decrease of $3.1 billion when compared to the same period in the prior year. The decrease in free cash flow was due to the decrease in net cash provided by operating activities described above and an increase of $1.3 billion in capital expenditures to support our investment strategy.
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

	Six Months Ended July 31,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$16,357	$18,201
Payments for property and equipment	(10,507)	(9,216)
Free cash flow	$5,850	$8,985

Net cash used in investing activities(1)	$(10,128)	$(9,909)
Net cash used in financing activities	(6,945)	(3,309)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$167,767	$160,280	$327,705	$311,284
Percentage change from comparable period	4.7%	5.9%	5.3%	6.7%
Total U.S. calendar comparable sales increase	4.3%	4.9%	4.6%	5.9%
Membership and other income	$1,568	$1,352	$3,138	$2,649
Percentage change from comparable period	16.0%	(8.5)%	18.5%	(4.0)%
Total revenues	$169,335	$161,632	$330,843	$313,933
Percentage change from comparable period	4.8%	5.7%	5.4%	6.6%
Gross profit margin as a percentage of net sales	24.4%	24.0%	24.2%	23.8%
Operating income	$7,940	$7,316	$14,781	$13,556
Operating income as a percentage of net sales	4.7%	4.6%	4.5%	4.4%
Other (gains) and losses	$1,162	$(3,905)	$368	$(910)
Consolidated net income	$4,711	$8,053	$10,018	$9,949
Unit counts at period end	10,619	10,482	10,619	10,482
Retail square feet at period end	1,049	1,050	1,049	1,050
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $7.7 billion or 4.8% and $17 billion or 5.4% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions, with strength in eCommerce as well as strong sales in grocery and health and wellness. Net sales for the three and six months ended July 31, 2024 were negatively affected by $0.3 billion and positively affected by $0.1 billion, respectively, in fluctuations in currency exchange rates. Membership and other income increased $0.2 billion or 16.0% and $0.5 billion or 18.5% for the three and six months ended July 31, 2024, respectively, primarily due to strong growth in membership income globally.
Gross profit rate increased 43 basis points for both the three and six months ended July 31, 2024, when compared to the same periods in the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment due to managing prices aligned to our competitive price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 35 and 38 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2024 was primarily driven by higher marketing expenses and higher variable pay as a result of exceeding planned performance. The increase for the six months ended July 31, 2024 was primarily driven by higher variable pay as a result of exceeding planned performance, higher marketing expenses and business reorganization costs of $0.3 billion incurred during the first quarter of fiscal 2025.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net increases of $5.1 billion and $1.3 billion in other losses for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year, were primarily due to changes in the fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 24.2% and 24.4% for the three and six months ended July 31, 2024, respectively, compared to 24.9% and 25.8% for the same periods in the previous fiscal year. The decrease in effective tax rate is primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $3.3 billion and increased $0.1 billion for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.56 and $1.19 for the three and six months ended July 31, 2024, respectively, which represents a decrease of $0.41 and an increase of $0.01, respectively, when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$115,347	$110,854	$224,017	$214,755
Percentage change from comparable period	4.1%	5.4%	4.3%	6.3%
Calendar comparable sales increase	4.2%	5.9%	4.6%	6.7%
Operating income	$6,591	$6,114	$11,923	$11,098
Operating income as a percentage of net sales	5.7%	5.5%	5.3%	5.2%
Unit counts at period end	4,606	4,616	4,606	4,616
Retail square feet at period end	698	699	698	699
Net sales for the Walmart U.S. segment increased $4.5 billion or 4.1% and $9.3 billion or 4.3% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 4.2% and 4.6% for the three and six months ended July 31, 2024, respectively, driven by growth in transactions, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.9% to comparable sales for both the three and six months ended July 31, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Gross profit rate increased 51 and 48 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by managing prices aligned to our competitive price gaps and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 41 and 44 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to increased marketing and depreciation expenses, as well as higher variable pay as a result of exceeding planned performance. Additionally, business reorganization costs of $0.1 billion incurred during the first quarter had a negative impact for the six months ended July 31, 2024.
As a result of the factors discussed above, operating income increased $0.5 billion and $0.8 billion for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$29,567	$27,596	$59,400	$54,200
Percentage change from comparable period	7.1%	13.3%	9.6%	12.7%
Operating income	$1,360	$1,190	$2,893	$2,354
Operating income as a percentage of net sales	4.6%	4.3%	4.9%	4.3%
Unit counts at period end	5,414	5,267	5,414	5,267
Retail square feet at period end	271	271	271	271
Net sales for the Walmart International segment increased $2.0 billion or 7.1% and $5.2 billion or 9.6% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales in the majority of our international markets led by strength in eCommerce and food and consumables categories. Net sales for the three and six months ended July 31, 2024 were negatively affected by $0.3 billion and positively affected by $0.1 billion, respectively, in fluctuations in currency exchange rates.
Gross profit rate increased 44 and 38 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by improved eCommerce margins and growth in higher margin businesses, partially offset by ongoing channel and format mix shifts primarily in China.
Operating expenses as a percentage of net sales increased 11 and decreased 18 basis points for three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2024 was primarily due to planned investments in associate wages and new-store operating costs in the Mexico and Central America market, partially offset by operational efficiencies in eCommerce and ongoing format mix shifts. The decrease for the six months ended July 31, 2024 was primarily due to strong sales and disciplined expense management across markets, as well as ongoing format mix shifts primarily in China.
As a result of the factors discussed above, operating income increased $0.2 billion and $0.5 billion for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Including Fuel
Net sales	$22,853	$21,830	$44,288	$42,329
Percentage change from comparable period	4.7%	(0.3)%	4.6%	1.9%
Calendar comparable sales increase	4.7%	(0.2)%	4.6%	2.1%
Operating income	$581	$521	$1,196	$979
Operating income as a percentage of net sales	2.5%	2.4%	2.7%	2.3%
Unit counts at period end	599	599	599	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$19,980	$18,945	$38,683	$36,708
Percentage change from comparable period	5.5%	5.3%	5.4%	6.3%
Operating income	$391	$392	$906	$746
Operating income as a percentage of net sales	2.0%	2.1%	2.3%	2.0%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $1.0 billion or 4.7% and $2.0 billion or 4.6% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 4.7% and 4.6% for the three and six months ended July 31, 2024, respectively, driven by growth in transactions, including strong sales in grocery and consumables and health and wellness. Sam's Club eCommerce sales positively contributed approximately 2.2% and 1.9% to comparable sales for the three and six months ended July 31, 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.
Gross profit rate increased 22 and 39 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2024 was primarily due to improved margins in fuel and lapping an inflation related LIFO charge in the prior year, partially offset by mix shifts into lower margin merchandise categories. The increase for the six months ended July 31, 2024 was primarily due to lapping an inflation related LIFO charge in the prior year and improved margins in fuel, partially offset by mix shifts into lower margin merchandise categories.
Membership and other income increased 13.5% and 13.9% for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were due to growth in the membership base and Plus penetration. Membership income also benefited from lapping a prior year promotional offering related to previous membership fee increases.
Operating expenses as a percentage of net sales increased 26 and 21 basis points for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year, primarily due to increased compensation related expenses, including higher variable pay as a result of exceeding our planned performance.
As a result of the factors discussed above, operating income increased $0.1 billion and $0.2 billion for the three and six months ended July 31, 2024, respectively, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$16,357	$18,201
Net cash provided by operating activities was $16.4 billion as compared to $18.2 billion for the six months ended July 31, 2024 and 2023, respectively. The decrease was primarily due to timing of certain payments and increased inventory purchases, partially offset by an increase in cash provided by operating income.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $8.8 billion and $13.9 billion at July 31, 2024 and 2023, respectively. Our working capital deficit was $18.8 billion as of July 31, 2024, which increased when compared to the $17.2 billion working capital deficit as of July 31, 2023, primarily driven by a net decrease in cash and cash equivalents, partially offset by a reduction in accrued liabilities due to payments related to the opioid legal settlement as well as lower short-term debt and commercial paper levels. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of July 31, 2024 and January 31, 2024, cash and cash equivalents of $3.6 billion and $3.5 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2024	2023
Net cash used in investing activities	$(10,128)	$(9,909)
Net cash used in investing activities was $10.1 billion as compared to $9.9 billion for the six months ended July 31, 2024 and 2023, respectively. The increase of $0.2 billion for the six months ended July 31, 2024 is primarily the result of an increase in payments for property and equipment, partially offset by the change in other investing activities related to certain short-term investments.
Sale of Investment
The Company's Board of Directors approved the sale of its investment in JD.com, effective on August 20, 2024, with the securities being sold on the same day. The Company received $3.6 billion in net proceeds which will be classified as cash provided by investing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ending October 31, 2024. See Note 8 to our Condensed Consolidated Financial Statements for further details on the transaction.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2024	2023
Net cash used in financing activities	$(6,945)	$(3,309)
Net cash provided by or used in financing activities generally consists of transactions related to our short-term and long-term debt, dividends paid and the repurchase of Company stock. Transactions with noncontrolling interest shareholders are also classified as cash flows provided by or used in financing activities. Net cash used in financing activities was $6.9 billion and $3.3 billion for the six months ended July 31, 2024 and 2023, respectively. The increase of $3.6 billion for the six months ended July 31, 2024 is primarily due to lapping debt issuances in the prior year comparable period and lower short-term borrowings in the current year, partially offset by lapping the purchase of certain non-controlling interest in the prior year comparable period.
In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2024, all undrawn.

Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(2,817)	—	(2,817)
Reclassifications of long-term debt	875	(875)	—
Other	(10)	107	97
Balances as of July 31, 2024	$1,495	$35,364	$36,859
During the six months ended July 31, 2024, our total outstanding long-term debt decreased $2.7 billion primarily due to maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the repayments of long-term debt.
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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2024, authorization for $14.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2024	2023
Total number of shares repurchased	33.3	23.9
Average price paid per share	$62.15	$49.06
Total amount paid for share repurchases	$2,072	$1,171
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

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of July 31, 2024, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. In Note 6, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by the Comisión Federal de Competencia Económica of México against Walmex. In Note 6 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions, Derivative Litigation and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; and Mexico Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an item related to the Driver Platform Matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California and an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of July 31, 2024, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, as filed with the SEC on March 15, 2024, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities. We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit or appeal was filed, in addition to disclosure of certain other legal matters.
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes over 250 cases with claims against the Company as of August 23, 2024. A case involving a judgment entered on claims brought by two counties was appealed to the Sixth Circuit Court of Appeals, which then certified certain questions to the Supreme Court of Ohio where the matter remains pending. In addition, there are more than 25 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of August 23, 2024. The non-MDL case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
False Claims Act Litigation: United States of America ex rel. James Marcilla and Isela Chavez, USDC, Dist. of N.M., 8/23/19, transferred to USDC Dist. of DE 7/25/24.
ASDA Equal Value Claims: Ms S Brierley & Others v ASDA Stores Ltd (2406372/2008 & Others – Manchester Employment Tribunal); Abbas & Others v Asda Stores limited (KB-2022-003243); and Abusubih & Others v Asda Stores limited (KB-2022-003240).
Money Transfer Agent Services Litigation: Federal Trade Commission v. Walmart Inc. (CV-3372), USDC, N. Dist. Of Ill, 6/28/22.
Mexico Antitrust Matter: Comisión Federal de Competencia Económica of México, Investigative Authority v. Nueva Wal-Mart de México, S.de R.L. de C.V. (Docket IO-002-2020, consolidated with Docket DE-026-2020), Mexico, 10/6/23.

II. CERTAIN OTHER MATTERS:
Driver Platform Matters: The Company has been responding to subpoenas, information requests and investigations from governmental entities regarding the independent contractor classification of drivers and payment and operational practices with respect to the Company's driver platform, as well as defending putative class and representative action civil litigation relating to driver classification and defending other civil litigation and arbitration claims in connection with the driver platform. The Company is unable to predict the outcome of the investigations by the governmental entities or the civil litigation and arbitration matters. While the Company does not currently believe that the outcome of these matters will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
III. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed an applied threshold not to exceed $1 million.
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc. On July 15, 2024, the Company entered into a settlement agreement with the State of California pursuant to which the Company will pay $7.5 million, maintain current hazardous waste management practices, and cause certain reports to be made. The settlement requires Court approval. A hearing is scheduled for September 17, 2024.
In October 2023, the Company received a Finding of Violation from the U.S. Environmental Protection Agency (the "EPA") alleging violations of the Clean Air Act in connection with the Company's refrigeration leak detection and repair program at certain of its facilities. The Company is evaluating the findings and cooperating with the EPA in its investigation. The EPA may seek to impose monetary and non-monetary penalties for the alleged violations of the Clean Air Act. Due to the fact that this process is in an early stage, the Company is unable to predict the final outcome of this matter. Although the Company does not believe this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended July 31, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2024, authorization for $14.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2024, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2024	5,828,379	$62.19	5,828,379	$15.1
June 1 - 30, 2024	4,356,393	67.12	4,356,393	14.8
July 1 - 31, 2024	4,860,317	69.66	4,860,317	14.5
Total	15,045,089		15,045,089
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.

Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company's fiscal quarter ended July 31, 2024.
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
•supply chain disruption and production, labor shortages and increases in labor costs;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: August 30, 2024	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2024	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 30, 2024	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)