Form 10-Q
period 2024-10-31
Walmart Inc.
filed 2024-12-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 8,033,386,215 shares of common stock outstanding as of December 4, 2024.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Revenues:
Net sales	$168,003	$159,439	$495,708	$470,723
Membership and other income	1,585	1,365	4,723	4,014
Total revenues	169,588	160,804	500,431	474,737
Costs and expenses:
Cost of sales	127,340	121,183	375,581	358,317
Operating, selling, general and administrative expenses	35,540	33,419	103,361	96,662
Operating income	6,708	6,202	21,489	19,758
Interest:
Debt	496	572	1,650	1,683
Finance lease	122	110	361	305
Interest income	(140)	(145)	(368)	(400)
Interest, net	478	537	1,643	1,588
Other (gains) and losses	132	4,750	500	3,840
Income before income taxes	6,098	915	19,346	14,330
Provision for income taxes	1,384	272	4,614	3,738
Consolidated net income	4,714	643	14,732	10,592
Consolidated net income attributable to noncontrolling interest	(137)	(190)	(550)	(575)
Consolidated net income attributable to Walmart	$4,577	$453	$14,182	$10,017

Net income per common share:
Basic net income per common share attributable to Walmart	$0.57	$0.06	$1.76	$1.24
Diluted net income per common share attributable to Walmart	0.57	0.06	1.75	1.24

Weighted-average common shares outstanding:
Basic	8,038	8,078	8,044	8,080
Diluted	8,082	8,110	8,082	8,110

Dividends declared per common share	$—	$—	$0.83	$0.76
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2024	2023	2024	2023
Consolidated net income	$4,714	$643	$14,732	$10,592
Consolidated net income attributable to noncontrolling interest	(137)	(190)	(550)	(575)
Consolidated net income attributable to Walmart	4,577	453	14,182	10,017

Other comprehensive income (loss), net of income taxes
Currency translation and other	(520)	(574)	(1,620)	543
Cash flow hedges	(4)	(12)	34	54
Other comprehensive income (loss), net of income taxes	(524)	(586)	(1,586)	597
Other comprehensive (income) loss attributable to noncontrolling interest	177	(169)	363	(490)
Other comprehensive income (loss) attributable to Walmart	(347)	(755)	(1,223)	107

Comprehensive income, net of income taxes	4,190	57	13,146	11,189
Comprehensive (income) loss attributable to noncontrolling interest	40	(359)	(187)	(1,065)
Comprehensive income (loss) attributable to Walmart	$4,230	$(302)	$12,959	$10,124
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,049	$9,867	$12,154
Receivables, net	10,039	8,796	8,625
Inventories	63,302	54,892	63,951
Prepaid expenses and other	3,548	3,322	3,661
Total current assets	86,938	76,877	88,391

Property and equipment, net	116,598	110,810	107,471
Operating lease right-of-use assets	13,701	13,673	13,547
Finance lease right-of-use assets, net	6,227	5,855	5,806
Goodwill	27,942	28,113	28,015
Other long-term assets	11,993	17,071	15,944
Total assets	$263,399	$252,399	$259,174

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term borrowings	$3,579	$878	$9,942
Accounts payable	62,863	56,812	61,049
Dividends payable	1,674	—	1,533
Accrued liabilities	28,117	28,759	26,132
Accrued income taxes	783	307	606
Long-term debt due within one year	3,246	3,447	2,806
Operating lease obligations due within one year	1,507	1,487	1,474
Finance lease obligations due within one year	789	725	688
Total current liabilities	102,558	92,415	104,230

Long-term debt	33,645	36,132	36,342
Long-term operating lease obligations	12,927	12,943	12,817
Long-term finance lease obligations	6,056	5,709	5,670
Deferred income taxes and other	13,748	14,629	14,304

Commitments and contingencies

Redeemable noncontrolling interest	189	222	228

Equity:
Common stock	803	805	808
Capital in excess of par value	5,395	4,544	4,390
Retained earnings	94,435	89,814	85,831
Accumulated other comprehensive loss	(12,525)	(11,302)	(11,573)
Total Walmart shareholders' equity	88,108	83,861	79,456
Nonredeemable noncontrolling interest	6,168	6,488	6,127
Total equity	94,276	90,349	85,583
Total liabilities, redeemable noncontrolling interest, and equity	$263,399	$252,399	$259,174
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
Consolidated net income	—	—	—	4,501	—	4,501	219	4,720
Other comprehensive loss, net of income taxes	—	—	—	—	(811)	(811)	(258)	(1,069)
Purchase of Company stock	(15)	(1)	(50)	(942)	—	(993)	—	(993)
Dividends to noncontrolling interest	—	—	—	—	—	—	(634)	(634)
Sale of subsidiary stock	—	—	10	—	—	10	4	14
Other	1	(1)	425	(1)	—	423	31	454
Balances as of July 31, 2024	8,035	$803	$5,010	$90,788	$(12,178)	$84,423	$6,142	$90,565
Consolidated net income	—	—	—	4,577	—	4,577	155	4,732
Other comprehensive loss, net of income taxes	—	—	—	—	(347)	(347)	(177)	(524)
Purchase of Company stock	(13)	(1)	(52)	(927)	—	(980)	—	(980)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	5	—	—	5	1	6
Other	12	1	432	(3)	—	430	52	482
Balances as of October 31, 2024	8,034	$803	$5,395	$94,435	$(12,525)	$88,108	$6,168	$94,276
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	8,080	$808	$4,430	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	1,673	—	1,673	223	1,896
Other comprehensive income, net of income taxes	—	—	—	—	533	533	209	742
Dividends declared ($0.76 per share)	—	—	—	(6,139)	—	(6,139)	—	(6,139)
Purchase of Company stock	(14)	(1)	(38)	(632)	—	(671)	—	(671)
Dividends to noncontrolling interest	—	—	—	—	—	—	(761)	(761)
Sale of subsidiary stock	—	—	389	—	—	389	94	483
Other	15	1	(72)	(2)	—	(73)	—	(73)
Balances as of April 30, 2023	8,081	$808	$4,709	$78,035	$(11,147)	$72,405	$6,826	$79,231
Consolidated net income	—	—	—	7,891	—	7,891	162	8,053
Other comprehensive income, net of income taxes	—	—	—	—	329	329	112	441
Purchase of Company stock	(9)	(1)	(28)	(454)	—	(483)	—	(483)
Dividends to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	160	—	—	160	54	214
Other	4	1	331	(2)	—	330	(10)	320
Balances as of July 31, 2023	8,076	$808	$4,096	$85,470	$(10,818)	$79,556	$5,771	$85,327
Consolidated net income	—	—	—	453	—	453	199	652
Other comprehensive (loss), net of income taxes	—	—	—	—	(755)	(755)	169	(586)
Purchase of Company stock	(2)	(1)	(4)	(92)	—	(97)	—	(97)
Dividends to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Sale of subsidiary stock	—	—	7	—	—	7	3	10
Other	5	1	291	—	—	292	(11)	281
Balances as of October 31, 2023	8,079	$808	$4,390	$85,831	$(11,573)	$79,456	$6,127	$85,583
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2024	2023
Cash flows from operating activities:
Consolidated net income	$14,732	$10,592
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,599	8,736
Investment (gains) and losses, net	654	4,028
Deferred income taxes	(245)	(669)
Other operating activities	1,685	1,412
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(1,395)	(671)
Inventories	(9,200)	(7,321)
Accounts payable	7,406	7,346
Accrued liabilities	(807)	(4,295)
Accrued income taxes	489	(144)
Net cash provided by operating activities	22,918	19,014

Cash flows from investing activities:
Payments for property and equipment	(16,696)	(14,674)
Proceeds from disposal of property and equipment	358	163
Proceeds from disposal of certain operations	3	135
Proceeds from disposal of certain strategic investments	3,813	—
Other investing activities	(139)	(998)
Net cash used in investing activities	(12,661)	(15,374)

Cash flows from financing activities:
Net change in short-term borrowings	2,680	9,583
Proceeds from issuance of long-term debt	—	4,967
Repayments of long-term debt	(2,817)	(4,213)
Dividends paid	(5,004)	(4,606)
Purchase of Company stock	(3,049)	(1,282)
Dividends paid to noncontrolling interest	(17)	(218)
Sale of subsidiary stock	35	707
Purchase of noncontrolling interest	—	(3,462)
Other financing activities	(1,501)	(1,655)
Net cash used in financing activities	(9,673)	(179)

Effect of exchange rates on cash, cash equivalents and restricted cash	(351)	(7)

Net increase in cash, cash equivalents and restricted cash	233	3,454
Cash, cash equivalents and restricted cash at beginning of year	9,935	8,841
Cash, cash equivalents and restricted cash at end of period	$10,168	$12,295
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of October 2024 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The outstanding payment obligations to financial institutions under these programs were $6.8 billion, $5.3 billion and $6.1 billion, as of October 31, 2024, January 31, 2024 and October 31, 2023, respectively. These obligations are generally classified as accounts payable within the Condensed Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Management expects the ASU to result in incremental expense disclosures for each of the Company's reportable segments.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures, and intends to apply the amendments prospectively upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2024 and 2023.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Numerator
Consolidated net income	$4,714	$643	$14,732	$10,592
Consolidated net income attributable to noncontrolling interest	(137)	(190)	(550)	(575)
Consolidated net income attributable to Walmart	$4,577	$453	$14,182	$10,017

Denominator
Weighted-average common shares outstanding, basic	8,038	8,078	8,044	8,080
Dilutive impact of share-based awards	44	32	38	30
Weighted-average common shares outstanding, diluted	8,082	8,110	8,082	8,110

Net income per common share attributable to Walmart
Basic	$0.57	$0.06	$1.76	$1.24
Diluted	0.57	0.06	1.75	1.24

Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)
Other comprehensive loss before reclassifications, net	(725)	(98)	(823)
Reclassifications to income, net	(96)	108	12
Balances as of July 31, 2024	$(11,321)	$(857)	$(12,178)
Other comprehensive loss before reclassifications, net	(346)	(16)	(362)
Reclassifications to income, net	3	12	15
Balances as of October 31, 2024	$(11,664)	$(861)	$(12,525)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2023	$(10,729)	$(951)	$(11,680)
Other comprehensive income (loss) before reclassifications, net	602	(82)	520
Reclassifications to income, net	—	13	13
Balances as of April 30, 2023	$(10,127)	$(1,020)	$(11,147)
Other comprehensive income before reclassifications, net	194	115	309
Reclassifications to income, net	—	20	20
Balances as of July 31, 2023	$(9,933)	$(885)	$(10,818)
Other comprehensive loss before reclassifications, net	(743)	(29)	(772)
Reclassifications to income, net	—	17	17
Balances as of October 31, 2023	$(10,676)	$(897)	$(11,573)
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
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2024 and January 31, 2024, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(2,817)	—	(2,817)
Reclassifications of long-term debt	2,625	(2,625)	—
Other	(9)	138	129
Balances as of October 31, 2024	$3,246	$33,645	$36,891

Debt Repayments
Information on significant long-term debt repayments during the nine months ended October 31, 2024 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 22, 2024	$1,500	Fixed	3.300%	$1,500
July 8, 2024	$990	Fixed	2.850%	990
July 18, 2024	¥40,000	Fixed	0.298%	253
Total				$2,743
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

(Amounts in millions)	Fair Value as of October 31, 2024	Fair Value as of January 31, 2024
Equity investments measured using Level 1 inputs	$986	$2,835
Equity investments measured using Level 2 inputs	1,980	4,414
Total	$2,966	$7,249
The fair value of these investments decreased $3.7 billion and $4.3 billion for the three and nine months ended October 31, 2024, respectively, primarily due to the sale of the Company's investment in JD.com in August 2024, as well as gains and losses resulting from net changes in the underlying stock prices of the remaining investments and certain other immaterial investment activity. The fair value of these investments decreased $4.2 billion for both the three and nine months ended October 31, 2023, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices and certain other immaterial investment activity. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Sale of Investment
In August 2024, the Company sold its investment in JD.com for net proceeds of approximately $3.6 billion and recorded a realized loss of $0.3 billion within other gains and losses in the Condensed Consolidated Statement of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2024 and January 31, 2024, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2024			January 31, 2024
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(586)	(1)	$6,271	$(654)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,665	(1,243)	(1)	5,879	(1,302)	(1)
Total	$10,436	$(1,829)		$12,150	$(1,956)
(1) Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of October 31, 2024 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of October 31, 2024 and January 31, 2024, are as follows:

	October 31, 2024		January 31, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$36,891	$35,088	$39,579	$38,431
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
Department of Justice Opioid Civil Litigation. On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act. The DOJ is seeking civil penalties and injunctive relief. On March 11, 2024, the Court granted in-part Walmart's motion to dismiss by dismissing the entirety of the DOJ's claims related to distribution and dismissing the DOJ's claims arising under one of the DOJ's two dispensing liability theories. The DOJ's claims arising under its other dispensing liability theory remain pending. Trial is scheduled for November 2027.
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
Three shareholders of the Company filed a derivative action in the Delaware Court of Chancery alleging that certain current and former directors and officers breached their fiduciary duties by failing to adequately oversee the Company's distribution and dispensing of prescription opioids. This action is Ontario Provincial Council of Carpenters' Pension Trust Fund, et al. v. Walton, et al., Delaware Court of Chancery, Case No. 2021-0827-JTL ("Ontario Action"). Other shareholders of the Company filed two derivative actions alleging that certain current and former directors and officers breached fiduciary duties and violated federal securities laws in connection with the Company's distribution and dispensing of prescription opioids. These actions are Abt v. Alvarez, et al., U.S. District Court for the District of Delaware, Case No. 21-cv-00172-CFC and Nguyen v. McMillon, et al., U.S. District Court for the District of Delaware, Case No. 21-cv-00551-CFC (collectively with the Ontario Action, the "Derivative Actions"). On May 5, 2023, the Walmart Board of Directors adopted resolutions creating a special litigation committee ("SLC") to investigate, review, and analyze the facts and circumstances surrounding the claims and allegations in the Derivative Actions and determine whether the prosecution of such claims is in Walmart's best interest.
On October 18, 2024, the Company announced that the parties to the Ontario Action and the SLC entered into a settlement agreement, subject to court approval, that would resolve the Derivative Actions and release other potential derivative claims. If the Delaware Court of Chancery approves the proposed settlement: (i) insurance carriers would pay the Company $123 million, less any attorneys' fees and litigation expenses awarded by the Court to plaintiffs' counsel; and (ii) the Company would maintain certain corporate governance practices for a period of at least five years. The settlement does not include any admission of liability, and the defendants expressly deny any wrongdoing. The Company has provided notice of the settlement to shareholders as directed by Court Order. The Court has scheduled a hearing on December 20, 2024 to consider whether to approve the settlement. If approved, the Company will record the net proceeds as a reduction to operating, selling, general, and administrative expense in the period realized.
False Claims Act Litigation. On August 23, 2019, a qui tam action was filed in the U.S. District Court for the District of New Mexico. The action was partially unsealed on April 30, 2024 after the federal government declined to intervene. The DOJ informed the Company of its decision not to intervene on June 20, 2024. On July 25, 2024, the Court transferred the litigation to the U.S. District Court for the District of Delaware. The operative complaint is brought by two former pharmacists of the Company as relators and alleges the Company violated the Controlled Substances Act and state pharmacy regulations and that such conduct constitutes violations of the federal False Claims Act. The Company filed a motion to dismiss on October 31, 2024.

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
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. The Company continues to cooperate with the DOJ's review. The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent.
On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. Following rulings on Walmart's motion to dismiss, the FTC filed an amended complaint on June 30, 2023. On July 3, 2024, the Court granted in part Walmart's motion to dismiss the amended complaint by dismissing with prejudice the claims under the Telemarketing Sales Rule but denying the motion to dismiss with respect to claims for injunctive relief under Section 5 of the Federal Trade Commission Act. On October 18, 2024, the Court certified its rulings on the motions to dismiss for interlocutory appeal and stayed discovery. On October 28, 2024, Walmart filed a petition for interlocutory appeal with the Seventh Circuit Court of Appeals. The petition for interlocutory appeal was granted on November 18, 2024. The appeal will proceed on the merits.
The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Mexico Antitrust Matter. On October 6, 2023, the Comisión Federal de Competencia Económica of México ("COFECE") notified the main Mexican operating subsidiary of Wal-Mart de México, S.A.B. de C.V. ("Walmex"), a majority owned subsidiary of the Company, that COFECE's Investigatory Authority ("IA") had requested COFECE to initiate a quasi-judicial administrative process against Walmex's subsidiary for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. The quasi-judicial administrative process is the first opportunity for Walmex's subsidiary to respond to and defend against the IA's allegations before COFECE. While COFECE has the authority to impose monetary relief and/or non-structural conduct measures, such relief and conduct measures would be subject to appeal by Walmex's subsidiary; although any non-structural conduct measures would be required to be implemented pending any appeal. On December 14, 2023, Walmex's subsidiary submitted its defense arguments. On August 27, 2024, Walmex's subsidiary submitted its closing arguments and an oral hearing was held on September 30, 2024. A resolution in this administrative stage is expected during the fourth quarter of fiscal 2025 and Walmex will continue to defend against the allegations vigorously if required, before any courts. The Company can provide no assurance as to the scope and outcome of these matters, cannot reasonably estimate any loss or range of loss that may arise and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Foreign Direct Investment Matters. In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated, whether with respect to the Notice or from further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, or the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
India Antitrust Matter. On January 13, 2020, the Competition Commission of India ("CCI") ordered its Director General ("DG") to investigate certain matters alleging competition law violations by certain subsidiaries of Flipkart in India and other parties. On September 13, 2024, those subsidiaries received a non-confidential version of the DG's Investigation Report ("Report"), alleging certain competition law violations. CCI is not bound by the Report, and will conduct its independent analysis of the allegations, including hearing objections from the subsidiaries and other parties before issuing its final order in the matter, which could include monetary and non-monetary relief. CCI's final order would also be subject to appropriate appellate proceedings. The Company can provide no assurance as to the scope and outcome of this matter, cannot reasonably estimate any loss or range of loss that may arise, and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Net sales by segment are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2024	2023	2024	2023
Net sales:
Walmart U.S.	$114,875	$109,419	$338,892	$324,174
Walmart International	30,277	28,022	89,677	82,222
Sam's Club	22,851	21,998	67,139	64,327
Net sales	$168,003	$159,439	$495,708	$470,723
Operating income by segment, as well as unallocated operating expenses for corporate and support, interest, net, and other gains and losses are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2024	2023	2024	2023
Operating income (loss):
Walmart U.S.	$5,435	$4,981	$17,358	$16,079
Walmart International	1,204	1,117	4,097	3,471
Sam's Club	634	593	1,830	1,572
Corporate and support	(565)	(489)	(1,796)	(1,364)
Operating income	6,708	6,202	21,489	19,758
Interest, net	478	537	1,643	1,588
Other (gains) and losses	132	4,750	500	3,840
Income before income taxes	$6,098	$915	$19,346	$14,330

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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2024	2023	2024	2023
Grocery	$69,344	$66,289	$204,455	$195,936
General merchandise	26,621	26,579	81,312	81,420
Health and wellness	16,360	14,173	45,639	40,395
Other categories	2,550	2,378	7,486	6,423
Total	$114,875	$109,419	$338,892	$324,174
Of Walmart U.S.'s total net sales, approximately $19.5 billion and $16.0 billion related to eCommerce for the three months ended October 31, 2024 and 2023, respectively, and approximately $56.0 billion and $46.0 billion related to eCommerce for the nine months ended October 31, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2024	2023	2024	2023
Mexico and Central America	$12,064	$12,389	$38,395	$35,341
Canada	5,803	5,668	17,022	16,650
China	5,012	4,230	14,895	13,050
Other	7,398	5,735	19,365	17,181
Total	$30,277	$28,022	$89,677	$82,222
Of Walmart International's total net sales, approximately $8.1 billion and $5.7 billion related to eCommerce for the three months ended October 31, 2024 and 2023, respectively, and approximately $21.3 billion and $16.8 billion related to eCommerce for the nine months ended October 31, 2024 and 2023, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam's Club net sales by merchandise category	2024	2023	2024	2023
Grocery and consumables	$15,556	$14,512	$44,862	$42,335
Fuel, tobacco and other categories	2,980	3,523	9,430	10,049
Home and apparel	2,073	2,084	6,623	6,591
Health and wellness	1,640	1,313	4,438	3,655
Technology, office and entertainment	602	566	1,786	1,697
Total	$22,851	$21,998	$67,139	$64,327
Of Sam's Club's total net sales, approximately $3.1 billion and $2.4 billion related to eCommerce for the three months ended October 31, 2024 and 2023, respectively, and approximately $8.7 billion and $7.1 billion related to eCommerce for the nine months ended October 31, 2024 and 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," or "we") results for periods occurring in the fiscal year ending January 31, 2025 ("fiscal 2025") and the fiscal year ended January 31, 2024 ("fiscal 2024"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2024, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2024, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2024.
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
Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2024 and 2023, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	5.1%	4.9%	(0.2)%	0.1%	4.7%	6.1%	(0.1)%	(0.1)%
Sam's Club	3.8%	2.9%	(3.4)%	(0.5)%	4.3%	2.4%	(1.7)%	(3.0)%
Total U.S.	4.9%	4.6%	(0.7)%	0.0%	4.7%	5.5%	(0.3)%	(0.6)%
Comparable sales in the U.S., including fuel, increased 4.9% and 4.7% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 5.1% and 4.7% for the three and nine months ended October 31, 2024, respectively, driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 2.8% to comparable sales for both the three and nine months ended October 31, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales at the Sam's Club segment increased 3.8% and 4.3% for the three and nine months ended October 31, 2024, respectively, driven by growth in transactions and unit volumes, including strong sales in grocery and health and wellness. The Sam's Club segment's eCommerce sales positively contributed approximately 2.7% and 2.1% to comparable sales for the three and nine months ended October 31, 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2024	2023	2024	2023
Net sales	$168,003	$159,439	$495,708	$470,723
Percentage change from comparable period	5.4%	5.3%	5.3%	6.2%
Gross profit as a percentage of net sales	24.2%	24.0%	24.2%	23.9%
Operating, selling, general and administrative expenses as a percentage of net sales	21.2%	21.0%	20.9%	20.5%
Operating income	$6,708	$6,202	$21,489	$19,758
Percentage change from comparable period	8.2%	130.1%	8.8%	32.9%
Operating income as a percentage of net sales	4.0%	3.9%	4.3%	4.2%
Gross profit as a percentage of net sales ("gross profit rate") increased 21 and 35 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment due to managing prices aligned to our competitive price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories and the timing of Flipkart's The Big Billion Days ("BBD") sales event in the Walmart International segment, which shifted from the fourth quarter of fiscal 2024 to primarily in the third quarter of fiscal 2025.
Operating expenses as a percentage of net sales increased 19 and 32 basis points for the three and nine months ended October 31, 2024, respectively. The increase for the three months ended October 31, 2024 was primarily driven by hurricane-related recovery expenses incurred in the Walmart U.S. and Sam's Club segments, higher marketing expenses and higher variable pay as a result of exceeding planned performance. The increase for the nine months ended October 31, 2024 was primarily driven by higher variable pay as a result of exceeding planned performance, higher marketing expenses and business reorganization costs of $0.3 billion incurred during the first quarter of fiscal 2025.
Operating income increased $0.5 billion or 8.2% and $1.7 billion or 8.8% for the three and nine months ended October 31, 2024, respectively, primarily due to the factors described above as well as from strong growth in membership income globally.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA"), the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") and Return on Investment ("ROI") as metrics to assess returns on assets. While ROI is considered a non-GAAP financial measure, management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts. ROA was 7.8% and 6.5% for the trailing 12 months ended October 31, 2024 and 2023, respectively. The increase in ROA was primarily due to an increase in consolidated net income during the trailing 12 month period, as a result of higher operating income. ROI was 15.1% and 14.1% for the trailing 12 months ended October 31, 2024 and 2023, respectively. The increase in ROI was the result of an increase in operating income, primarily due to improvements in business performance as well as lapping business reorganization and restructuring charges incurred in the comparative trailing 12 months, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
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

Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in the most directly comparable GAAP financial measure. For example, we exclude the impact of depreciation and amortization from our reported operating income in calculating the numerator of our calculation of ROI. As mentioned above, we consider ROA to be the financial measure computed in accordance with GAAP most directly comparable to our calculation of ROI. ROI differs from ROA (which is consolidated net income for the period divided by average total assets for the period) because ROI: adjusts operating income to exclude certain expense items and adds interest income; and adjusts total assets for the impact of accumulated depreciation and amortization, accounts payable and accrued liabilities to arrive at total invested capital. Because of the adjustments mentioned above, we believe ROI more accurately measures how we are deploying our key assets and is more meaningful to investors than ROA. Although ROI is a standard financial measure, numerous methods exist for calculating ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended October 31,
(Amounts in millions)	2024	2023
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$20,410	$16,401
Denominator
Average total assets(1)	$261,287	$253,415
Return on assets (ROA)	7.8%	6.5%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$28,743	$25,319
+ Interest income	513	504
+ Depreciation and amortization	12,715	11,547
+ Rent	2,329	2,286
= ROI operating income	$44,300	$39,656

Denominator
Average total assets(1)	$261,287	$253,415
'+ Average accumulated depreciation and amortization(1)	120,464	112,875
'- Average accounts payable(1)	61,956	59,156
- Average accrued liabilities(1)	27,125	26,788
= Average invested capital	$292,670	$280,346
Return on investment (ROI)	15.1%	14.1%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by two.

	As of October 31,
	2024	2023	2022
Certain Balance Sheet Data
Total assets	$263,399	$259,174	$247,656
Accumulated depreciation and amortization	122,806	118,122	107,628
Accounts payable	62,863	61,049	57,263
Accrued liabilities	28,117	26,132	27,443

Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2024	2023
Supply chain, customer-facing initiatives, technology and other	$9,652	$8,014
Store and club remodels	4,610	4,740
New stores and clubs, including expansions and relocations	267	48
Total U.S.	14,529	12,802
Walmart International	2,167	1,872
Total Capital Expenditures	$16,696	$14,674
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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. Net cash provided by operating activities was $22.9 billion for the nine months ended October 31, 2024, which represents an increase of $3.9 billion when compared to the same period in the prior year. The increase was primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year comparable period, partially offset by increased inventory purchases. Free cash flow for the nine months ended October 31, 2024 was $6.2 billion, which represents an increase of $1.9 billion when compared to the same period in the prior year. The increase in free cash flow was due to the increase in net cash provided by operating activities described above, partially offset by an increase of $2.0 billion in capital expenditures to support our investment strategy.
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

	Nine Months Ended October 31,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$22,918	$19,014
Payments for property and equipment	(16,696)	(14,674)
Free cash flow	$6,222	$4,340

Net cash used in investing activities(1)	$(12,661)	$(15,374)
Net cash used in financing activities	(9,673)	(179)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$168,003	$159,439	$495,708	$470,723
Percentage change from comparable period	5.4%	5.3%	5.3%	6.2%
Total U.S. calendar comparable sales increase	4.9%	4.6%	4.7%	5.5%
Membership and other income	$1,585	$1,365	$4,723	$4,014
Percentage change from comparable period	16.1%	1.6%	17.7%	(2.2)%
Total revenues	$169,588	$160,804	$500,431	$474,737
Percentage change from comparable period	5.5%	5.2%	5.4%	6.1%
Gross profit margin as a percentage of net sales	24.2%	24.0%	24.2%	23.9%
Operating income	$6,708	$6,202	$21,489	$19,758
Operating income as a percentage of net sales	4.0%	3.9%	4.3%	4.2%
Other (gains) and losses	$132	$4,750	$500	$3,840
Consolidated net income	$4,714	$643	$14,732	$10,592
Unit counts at period end	10,660	10,509	10,660	10,509
Retail square feet at period end	1,050	1,050	1,050	1,050
Our total revenues, which are mostly comprised of net sales but also include membership and other income, increased $8.8 billion or 5.5% and $25.7 billion or 5.4% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions and unit volumes, with strength in eCommerce as well as strong sales in grocery and health and wellness. Net sales for the three and nine months ended October 31, 2024 were negatively affected by $1.2 billion and $1.1 billion, respectively, due to fluctuations in currency exchange rates. Membership and other income increased $0.2 billion or 16.1% and $0.7 billion or 17.7% for the three and nine months ended October 31, 2024, respectively, primarily due to strong growth in membership income globally.
Gross profit rate increased 21 and 35 basis points for both the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment due to managing prices aligned to our competitive price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories and the timing of Flipkart's BBD sales event in the Walmart International segment.
Operating expenses as a percentage of net sales increased 19 and 32 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2024 was primarily driven by hurricane-related recovery expenses incurred in the Walmart U.S. and Sam's Club segments, higher marketing expenses and higher variable pay as a result of exceeding planned performance. The increase for the nine months ended October 31, 2024 was primarily driven by higher variable pay as a result of exceeding planned performance, higher marketing expenses and business reorganization costs of $0.3 billion incurred during the first quarter of fiscal 2025.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. The net decreases of $4.6 billion and $3.3 billion in other losses for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year, were primarily due to changes in the fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 22.7% and 23.8% for the three and nine months ended October 31, 2024, respectively, compared to 29.7% and 26.1% for the same periods in the previous fiscal year. The decrease in effective tax rate is primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income increased $4.1 billion for both the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.57 and $1.75 for the three and nine months ended October 31, 2024, respectively, which represents an increase of $0.51 for both periods when compared to the same periods in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$114,875	$109,419	$338,892	$324,174
Percentage change from comparable period	5.0%	4.4%	4.5%	5.7%
Calendar comparable sales increase	5.1%	4.9%	4.7%	6.1%
Operating income	$5,435	$4,981	$17,358	$16,079
Operating income as a percentage of net sales	4.7%	4.6%	5.1%	5.0%
Unit counts at period end	4,606	4,616	4,606	4,616
Retail square feet at period end	698	699	698	699
Net sales for the Walmart U.S. segment increased $5.5 billion or 5.0% and $14.7 billion or 4.5% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 5.1% and 4.7% for the three and nine months ended October 31, 2024, respectively, driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. The Walmart U.S. segment's eCommerce sales positively contributed approximately 2.8% to comparable sales for both the three and nine months ended October 31, 2024, which was primarily driven by store-fulfilled pickup and delivery.
Gross profit rate increased 42 and 46 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by managing prices aligned to our competitive price gaps and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 33 and 41 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2024 was primarily due to hurricane-related recovery expenses and increased marketing and depreciation expenses. The increase for the nine months ended October 31, 2024 was primarily related to increased marketing and depreciation expenses, as well as higher variable pay as a result of exceeding planned performance.
As a result of the factors discussed above, operating income increased $0.5 billion and $1.3 billion for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year.
Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Net sales	$30,277	$28,022	$89,677	$82,222
Percentage change from comparable period	8.0%	10.8%	9.1%	12.0%
Operating income	$1,204	$1,117	$4,097	$3,471
Operating income as a percentage of net sales	4.0%	4.0%	4.6%	4.2%
Unit counts at period end	5,454	5,294	5,454	5,294
Retail square feet at period end	271	271	271	271
Net sales for the Walmart International segment increased $2.3 billion or 8.0% and $7.5 billion or 9.1% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales in the majority of our international markets led by strength in eCommerce and the shift in timing of Flipkart's BBD sales event. Net sales for the three and nine months ended October 31, 2024 were negatively affected by $1.2 billion and $1.1 billion, respectively, due to fluctuations in currency exchange rates.
Gross profit rate decreased 85 and 4 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The decreases for the three and nine months ended October 31, 2024 were primarily driven by the shift in timing of Flipkart's BBD sales event and ongoing channel mix shifts, partially offset by growth in the majority of our other international markets and ongoing business mix changes. Additionally, for the nine months ended October 31, 2024, the decrease in gross profit rate was also partially offset by improved eCommerce margins across certain markets.
Operating expenses as a percentage of net sales decreased 86 and 42 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The decreases for the three and nine months ended October 31, 2024 were primarily due to strong sales, including the shift in timing of Flipkart's BBD sales event, and format mix shifts primarily in China, partially offset by investments in associate wages in the Mexico and Central America and Canada markets.
As a result of the factors discussed above, operating income increased $0.1 billion and $0.6 billion for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except unit counts)	2024	2023	2024	2023
Including Fuel
Net sales	$22,851	$21,998	$67,139	$64,327
Percentage change from comparable period	3.9%	2.8%	4.4%	2.2%
Calendar comparable sales increase	3.8%	2.9%	4.3%	2.4%
Operating income	$634	$593	$1,830	$1,572
Operating income as a percentage of net sales	2.8%	2.7%	2.7%	2.4%
Unit counts at period end	600	599	600	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$20,263	$18,900	$58,946	$55,608
Percentage change from comparable period	7.2%	3.2%	6.0%	5.2%
Operating income	$437	$412	$1,343	$1,158
Operating income as a percentage of net sales	2.2%	2.2%	2.3%	2.1%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club segment in the future.
Net sales for the Sam's Club segment increased $0.9 billion or 3.9% and $2.8 billion or 4.4% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 3.8% and 4.3% for the three and nine months ended October 31, 2024, respectively, driven by growth in transactions and unit volumes, including strong sales in grocery and health and wellness. Sam's Club eCommerce sales positively contributed approximately 2.7% and 2.1% to comparable sales for the three and nine months ended October 31, 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.
Gross profit rate increased 47 and 42 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increase for the three and nine months ended October 31, 2024 were primarily due to improved margins in fuel and lower markdowns as a result of disciplined inventory management, partially offset by eCommerce fulfillment costs. Additionally, lapping inflation-related LIFO charges in the prior year had a positive impact on gross profit rate for the nine months ended October 31, 2024.
Membership and other income increased 15.1% and 14.3% for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year. The increases were due to growth in the membership base and Plus penetration. Membership income also benefited from lapping a prior year promotional offering related to previous membership fee increases.
Operating expenses as a percentage of net sales increased 63 and 36 basis points for the three and nine months ended October 31, 2024, respectively, when compared to the same periods in the previous fiscal year, primarily due to increased compensation related expenses, including higher variable pay as a result of exceeding our planned performance. Additionally, elevated technology spend in the three months ended October 31, 2024 had a negative impact on operating expenses as a percentage of net sales.
As a result of the factors discussed above, operating income increased slightly for the three months ended October 31, 2024, and increased $0.3 billion for the nine months ended October 31, 2024, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2024	2023
Net cash provided by operating activities	$22,918	$19,014
Net cash provided by operating activities was $22.9 billion as compared to $19.0 billion for the nine months ended October 31, 2024 and 2023, respectively. The increase was primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year comparable period, partially offset by increased inventory purchases.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $10.0 billion and $12.2 billion at October 31, 2024 and 2023, respectively. Our working capital deficit was $15.6 billion as of October 31, 2024, which was relatively consistent with our $15.8 billion working capital deficit as of October 31, 2023. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
As of October 31, 2024 and January 31, 2024, cash and cash equivalents of $3.6 billion and $3.5 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2024	2023
Net cash used in investing activities	$(12,661)	$(15,374)
Net cash used in investing activities was $12.7 billion as compared to $15.4 billion for the nine months ended October 31, 2024 and 2023, respectively. The decrease of $2.7 billion for the nine months ended October 31, 2024 is primarily due to net proceeds received from sales of certain strategic investments, including $3.6 billion related to the sale of our JD.com investment, partially offset by an increase in payments for property and equipment.
Business acquisition
In December 2024, the Company completed the acquisition of Vizio Holding Corp. for net cash consideration of approximately $2 billion, which will be classified as cash used in investing activities in our Consolidated Statement of Cash Flows for the year ending January 31, 2025.
Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2024	2023
Net cash used in financing activities	$(9,673)	$(179)
Net cash from financing activities generally consists of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Net cash used in financing activities was $9.7 billion and $0.2 billion for the nine months ended October 31, 2024 and 2023, respectively. The increase of $9.5 billion for the nine months ended October 31, 2024 is primarily due to lower short-term borrowings in the current year, lapping debt issuances in the prior year comparable period, and increased share repurchases, partially offset by lapping the purchase of certain non-controlling interest in the prior year comparable period.
In April 2024, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2024, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2024:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(2,817)	—	(2,817)
Reclassifications of long-term debt	2,625	(2,625)	—
Other	(9)	138	129
Balances as of October 31, 2024	$3,246	$33,645	$36,891

During the nine months ended October 31, 2024, our total outstanding long-term debt decreased $2.7 billion primarily due to maturities of certain long-term debt. Refer to Note 4 to our Condensed Consolidated Financial Statements for details on the repayments of long-term debt.
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
The dividend installments payable on April 1, 2024, May 28, 2024 and September 3, 2024 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2024, authorization for $13.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2024 and 2023:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2024	2023
Total number of shares repurchased	45.9	25.9
Average price paid per share	$66.37	$49.40
Total amount paid for share repurchases	$3,049	$1,282
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of October 31, 2024, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In Note 6, we also discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter as well as "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services. In Note 6, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by the Comisión Federal de Competencia Económica of México against Walmex. In Note 6 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions, Derivative Litigation and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; and Mexico Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an item related to the Driver Platform Matters in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Certain Other Matters." We also discuss an environmental matter with the State of California and an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "III. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of October 31, 2024, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, as filed with the SEC on March 15, 2024, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes over 250 cases with claims against the Company as of November 27, 2024. A case involving a judgment entered on claims brought by two counties was appealed to the Sixth Circuit Court of Appeals, which then certified certain questions to the Supreme Court of Ohio where the matter remains pending. In addition, there are more than 25 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of November 27, 2024. The non-MDL case citations and currently scheduled trial dates, where applicable, are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
Money Transfer Agent Services Matters: Federal Trade Commission v. Walmart Inc., USDC, N. Dist. Of Ill, 6/28/22; Federal Trade Commission v. Walmart Inc., USCCA, 7th Cir., 10/28/24.
Mexico Antitrust Matter: Comisión Federal de Competencia Económica of México, Investigative Authority v. Nueva Wal-Mart de México, S.de R.L. de C.V. (Docket IO-002-2020, consolidated with Docket DE-026-2020), Mexico, 10/6/23.
India Antitrust Matter: Competition Commission of India, Case No. 40 of 2019, order initiating investigation 1/13/20.

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
In December 2021, the Office of the Attorney General of the State of California filed suit against the Company, bringing enforcement claims regarding Walmart's management of waste consumer products at its California facilities that are alleged to be hazardous. The suit was filed in Superior Court of Alameda County, California, Case No. 21CV004367, People v. Walmart Inc. On July 15, 2024, the Company entered into a settlement agreement with the State of California pursuant to which the Company would pay $7.5 million and maintain current hazardous waste management practices and cause certain reports to be made for a period of four years. The Court approved the settlement and entered final judgment on October 24, 2024, and the settlement has been paid.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended October 31, 2024 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2024, authorization for $13.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2024, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2024	2,639,661	$68.87	2,639,661	$14.3
September 1 - 30, 2024	4,573,075	79.03	4,573,075	13.9
October 1 - 31, 2024	5,378,798	81.16	5,378,798	13.5
Total	12,591,534		12,591,534
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
On September 6, 2024, John David Rainey, Executive Vice President and Chief Financial Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Rainey may sell an aggregate 95,800 shares of common stock. The plan will terminate on December 1, 2025. Mr. Rainey's existing Rule 10b5-1 plan, which was entered into on March 24, 2023, expires when the last trade is executed on December 2, 2024.
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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's ongoing opioids litigation, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, the Company's Money Transfer Agent Services Matters, the Mexico Antitrust Matter, the India Foreign Direct Investment Matters, the India Antitrust Matter, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;
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
•developments and disruptions related to the deployment of artificial intelligence technologies;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Opioids-Related Litigation Case Citations and Currently Scheduled Trial Dates

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: December 6, 2024	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2024	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 6, 2024	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)