Form 10-K
period 2025-01-31
Walmart Inc.
filed 2025-03-14
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2025, or

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
Yes  ☐    No  ☒
As of July 31, 2024, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2024, was $297,576,699,886. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 8,016,849,444 shares of common stock outstanding as of March 12, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2025 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2025

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2025
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 5, 2025 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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
Nature of Forward-Looking Statements
Such forward-looking statements are not statements of historical facts, but instead express our estimates or expectations for our consolidated, or one of our segment's, economic performance or results of operations for future periods or as of future dates or events or developments that may occur in the future or discuss our plans, objectives or goals. These forward-looking statements may relate to:
•macroeconomic, geopolitical, and business conditions, trends and events around the world and in the markets in which we operate, including inflation or deflation, generally, and in certain product categories, the impact of supply chain challenges, tariffs and recessionary pressures;
•the growth of our business or change in our competitive position in the future, or in or over particular periods, both generally, and with respect to particular markets, segments or lines of business, including, but not limited to, advertising, fulfillment, healthcare and financial services;
•the amount, number, growth, increase, reduction or decrease in or over certain periods, of or in certain financial items or measures or operating measures, including our earnings per share, net sales, growth rates, comparable store and club sales, our eCommerce sales, liabilities, expenses of certain categories, including share-based compensation, expense leverage, operating income, returns, capital and operating investments or expenditures of particular types and new store and club openings, inventory levels and associated costs, product mix and demand for certain merchandise, consumer confidence, disposable income, credit availability, spending levels, shopping patterns and debt levels;
•our increasing investments in eCommerce, technology (including the use of artificial intelligence "AI" and generative AI), automation, supply chain, new stores and clubs as well as remodels and other omni-channel customer initiatives, such as same day pickup and delivery;
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
•the effect on our results of operations or financial position of our adoption of certain new, or amendments to existing, accounting standards; or
•our commitments, intentions, plans or goals related to our shared value priorities, including, but not limited to, the sustainability of our environment and supply chains, the promotion of economic opportunity or other societal initiatives.
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
General
Walmart Inc. ("Walmart," the "Company" or "we") is a people-led, technology-powered omni-channel retailer dedicated to helping people around the world save money and live better by providing the opportunity to shop in both retail stores and through eCommerce, and to access our other service offerings. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omni-channel offering that saves time for our customers. Each week, we serve approximately 270 million customers who visit more than 10,750 stores and numerous eCommerce websites in 19 countries.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of, and for the fiscal years ended, January 31, 2025 ("fiscal 2025"), January 31, 2024 ("fiscal 2024") and January 31, 2023 ("fiscal 2023"). During fiscal 2025, we generated total revenues of $681.0 billion, which primarily comprised net sales of $674.5 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the New York Stock Exchange under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores, at which time we began to open discount stores. We completed our initial public offering in 1970. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2025, our Walmart International segment conducted business in 18 countries.
In 1996, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site-to-Store service, enabling customers to make a purchase online and pick up merchandise in stores. To date, we now have over 8,000 pickup and delivery locations globally. In 2018, we expanded our eCommerce and digital presence through acquisitions with our majority stakes in Flipkart and PhonePe in India. We continue to heavily invest in omni-channel and eCommerce innovation, which enables us to leverage technology, talent and expertise, and expand our assortment and service offerings.
We are enhancing our omni-channel capabilities through a combination of stores, eCommerce websites and service offerings, as well as our supply chain, combined with approximately 2.1 million associates as of January 31, 2025, to better serve our customers. Together, these elements produce a global retail ecosystem that we believe allows customers to view Walmart as their primary retail destination. In the U.S., our Walmart+ membership incorporates several service offerings which provide enhanced omni-channel shopping experiences and benefits for members. As we execute on our strategy globally, our business is expanding through offerings such as advertising, marketplace and fulfillment services, and financial services. These offerings represent mutually reinforcing pieces of our omni-channel model centered on our customers around the world who are increasingly seeking convenience.
Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S., which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Additional information on our operating segments and geographic information is contained in Note 12 to our Consolidated Financial Statements.

Walmart U.S. Segment
Walmart U.S. is our largest segment and operates 4,605 stores in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, including walmart.com. Walmart U.S. had net sales of $462.4 billion for fiscal 2025, representing 69% of our fiscal 2025 consolidated net sales, and had net sales of $441.8 billion and $420.6 billion for fiscal 2024 and 2023, respectively.
Omni-channel. Walmart U.S. provides a convenient and seamless omni-channel experience to customers, integrating retail stores and eCommerce. Substantially all our stores provide same-day pickup and delivery, including offerings such as express delivery within 90 minutes, in-home delivery and digital pharmacy fulfillment options. Our Walmart+ membership offering provides enhanced omni-channel shopping benefits including unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel discounts, mobile Scan & Go and access to additional member benefits. The following table provides the approximate size of our retail stores as of January 31, 2025:

	Minimum Square Feet	Maximum Square Feet	Average Square Feet
Supercenters (general merchandise and grocery)	69,000	260,000	178,000
Discount stores (general merchandise and limited grocery)	30,000	206,000	105,000
Neighborhood markets(1) (grocery)	28,000	65,000	42,000
(1)     Excludes other small formats.
Merchandise and Other Offerings. Walmart U.S. does business primarily in three strategic merchandise units, listed below:
•Grocery consists of a full line of grocery items, including dry grocery, snacks, dairy, meat, produce, deli and bakery, frozen foods, alcoholic and nonalcoholic beverages, as well as consumables such as health and beauty aids, pet supplies, household chemicals, paper goods and baby products;
•General merchandise includes:
◦Entertainment (e.g., electronics, toys, seasonal merchandise, wireless, video games, movies, music and books);
◦Hardlines (e.g., automotive, hardware and paint, sporting goods, outdoor living and stationery);
◦Fashion (e.g., apparel for adults and children, as well as shoes, jewelry and accessories); and
◦Home (e.g., housewares and small appliances, bed and bath, furniture and home organization, home furnishings, home decor, fabrics and crafts).
•Health and wellness includes pharmacy, over-the-counter drugs and other medical products, and optical services.
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private brands, including brands such as: "Allswell," "Athletic Works," "bettergoods," "Equate," "Free Assembly," "Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Hyper Tough," "Mainstays," "Marketside," "No Boundaries," "onn.," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "Time and Tru," "Way to Celebrate" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Avia," "Better Homes & Gardens," "Sofia Jeans by Sofia Vergara," and "The Pioneer Woman."
Other offerings in the Walmart U.S. business include in-house advertising for brands and online marketplace sellers, supply chain and fulfillment capabilities to online marketplace sellers, and data analytics and insights for merchants and suppliers. Additional offerings include fuel, financial services and related products such as money orders, prepaid access, money transfers, check cashing, bill payment and certain types of installment lending.
Distribution. We continue to invest in supply chain automation and utilize a total of 164 distribution facilities which are located strategically throughout the U.S. For fiscal 2025, the majority of Walmart U.S.'s purchases of store merchandise were shipped through these facilities, while most of the remaining store merchandise we purchased was shipped directly from suppliers. General merchandise and dry grocery merchandise is transported primarily through the segment's private truck fleet; however, we contract with common carriers to transport the majority of our perishable grocery merchandise. We ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations by leveraging our ability to deliver directly from stores and shipping from our 29 dedicated eCommerce fulfillment centers.

Walmart International Segment
Walmart International is our second largest segment and operates 5,566 stores across 18 countries outside of the U.S. Walmart International operates through our wholly-owned subsidiaries in Canada, Chile, China, and Africa (which includes Botswana, Lesotho, Malawi, Mozambique, Namibia, South Africa, Eswatini, and Zambia), and our majority-owned subsidiaries in India, as well as Mexico and Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua).
Walmart International includes numerous formats divided into two major categories: retail and wholesale. These categories consist of many formats, including: supercenters, supermarkets, warehouse clubs (including our membership-only Sam's Club format) and cash and carry, as well as eCommerce through websites and mobile applications, including walmart.com.mx, walmart.ca, flipkart.com, PhonePe and other sites. Walmart International had net sales of $121.9 billion for fiscal 2025, representing 18% of our fiscal 2025 consolidated net sales, and had net sales of $114.6 billion and $101.0 billion for fiscal 2024 and 2023, respectively.
Walmart International's strategy is to bring Walmart to the world and the world to Walmart, which means we help millions of customers and members save money and live better every day by leveraging our global ecosystem and deep local expertise to provide access to affordable products and services. In addition, we share what we learn in our markets to help the enterprise innovate and grow even faster. We are being deliberate about where and how we choose to operate and continue to re-shape the portfolio to best enable long-term, sustainable and profitable growth. As such, we have taken certain strategic actions to strengthen our Walmart International portfolio for the long-term, which include the following highlights over the last three years:
•Bought out the noncontrolling interest shareholders of our Massmart subsidiary in November 2022 and exited operations in certain countries in Africa.
•Increased our ownership in PhonePe, our digital payments platform in India, as part of the separation from Flipkart in December 2022.
•Sold our equity investment in JD.com in August 2024.
Omni-channel. Walmart International provides a convenient and seamless omni-channel experience to customers, integrating retail stores and eCommerce, such as through our pickup and delivery services in most of our markets, including same-day delivery. We continue to expand our marketplace offerings, which also further unlocks fulfillment and advertising services.
Generally, retail units' selling areas range in size from 1,400 square feet to 186,000 square feet. Our wholesale stores' selling areas generally range in size from 25,000 square feet to 158,000 square feet. As of January 31, 2025, Walmart International had approximately 2,900 pickup and delivery locations.
Merchandise and Other Offerings. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera" and "Lider." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices.
Consistent with its strategy, Walmart International continues to build mutually reinforcing businesses in areas such as advertising, marketplace and fulfillment services, financial services and healthcare. Our businesses in Mexico and Canada, for example, offer prepaid cards and money transfers, and our PhonePe business in India continues to grow, providing a platform that offers mobile and bill payment, person-to-person (P2P) payment, investment and insurance solutions, financial services and advertising. In Mexico, we also offer a value-based internet and telephone service enhancing customer experiences through digital connectivity.
Distribution. We utilize a total of 184 distribution facilities located in Canada, Central America, Chile, China, India, Mexico and Africa. Through these facilities, we process and distribute both imported and domestic products to the operating units of the Walmart International segment. During fiscal 2025, the majority of Walmart International's purchases passed through these distribution facilities. Suppliers ship the remainder of Walmart International's purchases directly to our stores in the various markets in which we operate. Across the segment, we have efficient networks connecting physical stores and distribution and fulfillment centers, which facilitate the movement of goods to where our customers live.

Sam's Club U.S. Segment
Sam's Club U.S. is a membership-only club that operates 600 clubs in 44 states in the U.S. and Puerto Rico and also operates samsclub.com. Sam's Club U.S. had net sales of $90.2 billion for fiscal 2025, representing 13% of our consolidated fiscal 2025 net sales, and had net sales of $86.2 billion and $84.3 billion for fiscal 2024 and 2023, respectively. As a membership-only club, membership income is a significant component of the segment's operating income.
Membership. The following two options are available to members:

	Plus Membership	Club Membership
Annual Membership Fee	$110	$50
Number of Add-on Memberships ($45 each)	Up to 16	Up to 8
All memberships include a spouse/household card at no additional cost. Club members are eligible for free curbside pickup with orders of $50 or greater. Plus members receive free curbside pickup, free delivery-from-club and free shipping on orders of $50 or greater, exclusive discounts and convenience offers, and the ability to shop before regular shopping hours. Beginning in fiscal 2023, Sam's Club U.S. launched a rewards program through which members may earn Sam's Cash on purchases that can be redeemed for cash, used for purchases, or used to pay membership fees.
Omni-channel. Sam's Club U.S. provides a fast and seamless omni-channel experience to members, integrating physical clubs and eCommerce. Curbside pickup provides fast, easy and contact-free shopping for members; Scan & Go mobile checkout and payment solution allows members to bypass the checkout line; and Just Go, launched in fiscal 2025, provides members with a friction-free exit experience. The warehouse facility sizes generally range between 94,000 and 168,000 square feet, with an average size of approximately 134,000 square feet.
Merchandise. Sam's Club U.S. offers merchandise in the following four merchandise categories:
•Grocery consists of dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, as well as consumables such as health and beauty aids, paper goods, laundry and home care, baby care, pet supplies and other consumable items;
•General merchandise includes home, hardlines and seasonal items (such as home improvement, outdoor living, gardening, furniture, apparel, jewelry, tools and power equipment, housewares, toys and mattresses), as well as technology and entertainment items (such as consumer electronics and accessories, software, video games, office supplies, appliances and third-party gift cards);
•Health and wellness includes pharmacy, optical and hearing services, over-the-counter drugs; and protein and nutrition; and
•Fuel and other categories.
Within the categories above, the Member's Mark private label brand continues to expand its assortment and deliver member value. Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Distribution. Sam's Club U.S. utilizes 31 dedicated distribution facilities located strategically throughout the U.S., as well as some of the Walmart U.S. segment's distribution facilities which service the Sam's Club U.S. segment for certain items. Sam's Club U.S. uses a combination of our private truck fleet, as well as common carriers, to transport perishable and non-perishable merchandise from distribution facilities to clubs. During fiscal 2025, the majority of Sam's Club U.S.'s non-fuel club purchases were shipped from these facilities, while the remainder of our purchases were shipped directly to Sam's Club U.S. locations by suppliers. Sam's Club U.S. ships merchandise purchased on samsclub.com and through its mobile applications by a number of methods including shipments made directly from clubs, 14 dedicated eCommerce fulfillment centers and other distribution centers.

Other Information
Competition. We compete with brick and mortar, eCommerce and omni-channel retailers operating discount, department, retail and wholesale grocery, drug, dollar, variety and specialty stores, supermarkets, and supercenter-type stores, membership-only warehouse clubs, gasoline stations, social commerce platforms, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. Our ability to develop and effectively operate different formats at the right locations and to deliver a customer-centric omni-channel experience largely determines our competitive position in the retail industry within the markets where we operate. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
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
•Omni-channel offerings such as pickup and delivery, all of which enhance convenience and seek to serve customers in the ways they want to be served; and
•Expanding our ecosystem and the products and services we offer in areas such as digital advertising, marketplace and fulfillment services, health and wellness, and financial services to provide our customers a broader set of offerings to meet expanding needs.
Seasonal Aspects of Operations. Our business is seasonal to a certain extent and varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns. Historically, our highest sales volume for each segment has occurred in the fourth quarter of our fiscal year.
Suppliers and Supply Chain. As a retailer and warehouse club operator, we utilize a global supply chain that includes both U.S. and international suppliers from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly products in the "fresh" category. Consistent with applicable laws, we offer our suppliers the opportunity to efficiently sell significant quantities of their products to us. These relationships enable us to obtain pricing that reflects the volume, certainty and cost-effectiveness these arrangements provide to such suppliers, which in turn enables us to provide low prices to our customers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customers, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs, determines, along with other supply chain logistics matters (such as containers or port access for example), in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
Intellectual Property. We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success, and with respect to our associates, customers and others, we rely on trademark, copyright, and patent laws, trade-secret protection, and confidentiality and/or license agreements to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, service marks and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.
Government Regulation. As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. For additional information, see the risk factors herein in "Item 1A. Risk Factors" under the sub-caption "Legal, Tax, Regulatory, Compliance, Reputational and Other Risks."

Our Shared Value Priorities
We seek to operate our business in a way that creates shared value: We believe we maximize long-term value and create competitive advantage for the Company by delivering for our stakeholders, including our customers, associates, shareholders, suppliers, business partners and communities. We believe that addressing their needs builds the value of our business, including by enhancing trust, creating new business opportunities, managing cost and risk, building capabilities for future advantage and strengthening the underlying systems on which we rely.
We prioritize issues that offer the greatest potential for Walmart to create long-term shared value: Issues that rank high in relevance to our business, importance to building and maintaining stakeholder trust and in which Walmart has the ability to be an effective actor. Our current priorities are categorized into four broad themes: opportunity, sustainability, community and ethics and integrity.
•Opportunity. We believe that promoting economic opportunity helps Walmart attract and retain the talent we need to run our business, respond to customer needs, and promote economic resilience in the places where we operate. Our approach includes creating opportunities for Walmart associates (as further described in the Human Capital Management section below), our suppliers, workers in supply chains and the communities we serve. We offer good entry-level jobs in addition to multiple career pathways; endeavor to cultivate a culture of belonging—rooted in respect for the individual—where associates and customers feel seen, supported and connected; and provide tens of thousands of local, national and global suppliers the opportunity to grow with us.
•Sustainability. Walmart's sustainability efforts endeavor to create and preserve long-term business value through increasing the efficiency and resilience of our operations, promoting surety of supply, sourcing responsibly and enhancing our product assortment. With respect to people, we aim to respect the dignity of people throughout our supply chain, create economic opportunity for people working in supply chains, and sell safer, healthier products. With respect to the environment, our efforts aim to enhance the sustainability of product supply chains; preserve, protect, and restore nature; reduce waste; procure renewable sources of energy; and reduce greenhouse gas emissions.
•Community. We believe that Walmart thrives in strong, resilient communities, and we endeavor to help communities thrive. We aim to strengthen communities by providing convenient access to affordable, quality goods and services through our omni-channel retail model and everyday low prices; contributing to the economic vitality of communities by providing quality jobs, training and career paths; investing in local suppliers; and supporting organizations and causes that matter to our customers and associates.
•Ethics and Integrity. We believe that people want to work for and do business with a company they can trust, and Walmart works to create a culture that inspires trust with our stakeholders. We seek to achieve this, by focusing on promoting ethics and compliance, governance and oversight, responsibly engaging in public policy activities, using data and technology responsibly and respecting human rights.
We periodically publish information on our shared value priorities, strategies, progress, and challenges on the environmental, social and governance ("ESG") reporting section of our corporate website and may update those disclosures from time to time. Nothing on our website, including our ESG reporting, documents or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.
Human Capital Management
Our associates – powered by technology – play a critical role in delivering on our purpose to help people save money and live better. Our business is focused on serving people and this is delivered by our approximately 2.1 million associates around the world with approximately 1.6 million associates in the U.S. and approximately 0.5 million associates internationally. In the U.S., approximately 92% of our associates are hourly and approximately 68% of our associates are full-time.
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
Belonging - Focus on creating a workplace where all associates feel seen, supported and connected through a culture of belonging. We publish our workforce representation and hold ourselves accountable to providing recurring belonging updates to senior leadership – including our President and CEO – and members of the Board of Directors. Of the approximately 2.1 million associates employed worldwide, 51% are women. In the U.S., 51% of the approximately 1.6 million associates are people of color.

Our Belonging focus aims to create opportunities for everyone, so that every eligible and qualified individual can thrive and perform. We regularly review our processes around fair-pay practices and are committed to creating a performance culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance and the work they do.
To build a company where associates feel seen, supported and connected, we gather and respond to associate feedback in a variety of ways, including in-person dialogue; leadership visits and listening sessions; surveys like our associate engagement survey and monthly pulse surveys; and always-on confidential channels, including our Open Door processes and ethics channels.
Well-being - Prioritize the emotional, physical and financial well-being of associates. We invest in our associates by offering competitive wages, as well as a broad range of benefits to meet the diverse needs of our global associate population and their eligible dependents. In the U.S., this includes company-paid benefits such as 401(k) match, family building benefits, maternity leave, fertility benefits, a paid parental leave program to all full-time associates, paid time off, Associate Stock Purchase Plan match, life insurance, medical coverage (including supporting associates with a U.S. Medical Plan with free virtual visits for medical doctor urgent care), behavioral and mental health services (including virtual care with psychiatrists and psychologists), a Walmart discount card or Sam's Club membership and predictable scheduling that helps associates plan for life outside of work and know what to expect in their paychecks.
Additional information about how we invest in our associates' well-being, including wage structure and pay, can be found in the Our People brief in our most recent ESG reporting, which is available on our corporate website. Nothing on our website, including our ESG reporting documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC. Certain information relating to retirement-related benefits we provide to our associates is included in Note 11 to our Consolidated Financial Statements.
Growth - Provide ongoing growth, development and learning opportunities for associates and continue to attract talent with new skills. We are invested in the growth of our associates – in support of our business and their success – by offering good entry-level jobs in addition to multiple career pathways that lead to great careers and better lives.
Approximately 75% of our U.S. salaried store, club and supply chain management started their careers in hourly positions. Our focus on providing a path of opportunity for our associates through robust training, competitive wages and benefits and career mobility creates a strong associate value proposition and strengthens our workforce. In the U.S., we seek to enable these pathways through programs like Walmart Academy, Live Better U ("LBU"), and other various associate training programs. Walmart Academy offers training for on-the-job retail skills, leadership and well-being, serving our associates through a combination of digital and in-person offerings. Additionally, our LBU program provides access to educational opportunities for our eligible part-time and full-time associates in the U.S. and Puerto Rico, allowing associates the opportunity to learn critical skills in order to promote into in-demand jobs within the company through high school diplomas, short-form certificates and credentials or college degrees.
Digital - Drive a digital transformation that improves the associate experience and powers the business. To deliver a seamless customer and associate experience, we continue to invest in consumer-grade digital tools designed to improve associate productivity, efficiency, engagement, and performance — and these capabilities have been expanded to some international markets. This allows associates to share real-time feedback and spend more time generating new ideas, developing strategy, and building relationships.
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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	53

Rachel Brand	Executive Vice President, Global Governance, Chief Legal Officer and Corporate Secretary, effective April 2018. From May 2017 to February 2018, she served as Associate Attorney General in the United States Department of Justice.	2018	51

David M. Chojnowski	Senior Vice President and Controller effective January 2017. From October 2014 to January 2017, he served as Vice President and Controller, Walmart U.S.	2017	55

John Furner	Executive Vice President, President and Chief Executive Officer, Walmart U.S. effective November 2019. From February 2017 until November 2019, he served as President and Chief Executive Officer, Sam's Club U.S.	2019	50

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC.	2019	60

Kathryn McLay	Executive Vice President, President and Chief Executive Officer, Walmart International, effective August 2023. From 2019 to 2023, she served as Executive Vice President, President and Chief Executive Officer, Sam's Club U.S. From February 2019 to November 2019, she served as Executive Vice President, Walmart U.S. Neighborhood Markets. From December 2015 until February 2019, she served as Senior Vice President, U.S. Supply Chain.	2023	51

C. Douglas McMillon	President and Chief Executive Officer, effective February 2014. From February 2009 to January 2014, he served as Executive Vice President, President and Chief Executive Officer, Walmart International.	2014	58

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	57

Christopher Nicholas	Executive Vice President, President and Chief Executive Officer, Sam's Club U.S. effective September 2023. From October 2021 to September 2023, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From February 2021 until October 2021, he served as Executive Vice President, Chief Financial Officer Walmart U.S. From January 2020 until February 2021, he served as Executive Vice President, Chief Financial Officer Walmart International. He joined the Company in August 2018 as Senior Vice President and Deputy Chief Financial Officer, Walmart International.	2023	48

John David Rainey	Executive Vice President and Chief Financial Officer, effective June 2022. From September 2015 to June 2022, he served as Chief Financial Officer and Executive Vice President, Global Customer Operations for PayPal Holdings, Inc.	2022	54

ITEM 1A.	RISK FACTORS
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
The retail business continues to rapidly evolve with consumers embracing the digital shopping experience and expecting a robust online marketplace of goods available for purchase and delivery. As a result, the portion of total consumer expenditures with retailers and wholesale clubs occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.
Our strategy, which includes investments in eCommerce, technology, including the use of artificial intelligence ("AI") and generative AI technologies (which continues to grow and evolve within our Company), talent, supply chain automation and enhancements, advertising, acquisitions, joint ventures, store remodels and other customer initiatives may not adequately or effectively allow us to continue to grow our eCommerce business, increase comparable sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store and club openings and sustain the current pace of remodels. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omni-channel shopping experience and interconnected ecosystem for our customers that deepens and maintains our relationships with our customers across our various businesses and partnerships and reinforces our overall enterprise strategy.
The success of this strategy is further subject to the related risks discussed in this Item 1A. With the interconnected components of this enterprise strategy and an increasing allocation of capital expenditures focused on these initiatives, changes in customer or member perceptions about our reputation in general, or our failure to successfully execute on individual components of this strategy may adversely affect our market position, net sales and financial performance, which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
Furthermore, the cost of certain investments in eCommerce, technology, talent and automation, including any operating losses incurred for those initiatives, will adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
If we do not timely identify or effectively respond to consumer trends or preferences, it could negatively affect our reputation, relationship with our customers, demand for the products and services we sell, our market share and the growth of our business.
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns, tastes and preferences. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and services and the competitive environment. Our business is dependent on our ability to make critical decisions and predictions with respect to merchandise categories that quickly respond to changing consumer spending patterns, tastes and preferences, and any incorrect calculations by us may result in lower sales, spoilage and inventory markdowns, which could adversely impact our results of operations. Our ability to predict and adapt to changing tastes and preferences depends on many factors, including obtaining accurate and relevant data on customer preferences, emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools and social media available to consumers and the choices available to consumers for purchasing products. We must continue to preserve our reputation, which is impacted by public perceptions and customer experiences. It may be difficult to address negative publicity across media channels, regardless of whether it is accurate. Negative incidents, including the loss of merchandise as a result of shrink or theft, misuse of AI technologies or a data breach as a result of a cyberattack could quickly erode trust and confidence in our business and could result in consumer boycotts, workforce unrest and government investigations. These incidents may involve us, our vendors that handle our data or personal information, our workforce or others with whom we do business, including third-party service providers and independent contractors. Societal expectations, preferences, trends and political expression are ever-changing and we try to adapt, evolve and maintain a balance that meets the acceptance of our customers, members, associates, shareholders, suppliers and other stakeholders, but we may not always move as quickly or in the direction that various competing interests desire or demand, which could impact our reputation. For instance, strong opinions continue to be publicly expressed both for and against diversity, equity and inclusion and ESG initiatives and positions taken by many corporations, including Walmart, are tracked, monitored and subject to heightened scrutiny from consumers, investors, advocacy groups and public figures, potentially leading to consumer boycotts, negative publicity campaigns, litigation and reputational harm. Negative reputational incidents or negative perceptions of us could adversely impact our business and results of operations, including through lower sales, the termination of business relationships and negative impacts to associate retention and recruiting efforts. Moreover, failure to adequately predict customer demand and consumer spending patterns or otherwise optimize and operate our distribution and fulfillment centers could result in excess or insufficient inventory, service interruptions and increased costs, any of which could significantly harm our business. As we continue to add new fulfillment centers, our fulfillment and technology networks become increasingly complex and operating them in a way that effectively meets consumer demands continues to be challenging. There can be no assurance that we will be able to operate our networks effectively.
We face strong competition from other retailers, wholesale club operators, omni-channel retailers and other businesses which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omni-channel retailers, social commerce platforms, wholesale club operators and retail intermediaries, as well as companies that offer services in digital advertising, data analytics/insights, fulfillment and delivery services, health and wellness and financial services. The omni-channel retail landscape is highly competitive and rapidly evolving, and the entry of new, well-funded competitors may increase competitive pressures. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, quality and accessibility of data for customers, suppliers, and associates, and cost, speed of and options for accurate delivery to customers of merchandise purchased through our digital platforms or through our omni-channel integration of our physical and digital operations.
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
Certain segments of the retail industry are undergoing consolidation or substantially reducing operations, whether due to bankruptcy, economics or other factors. Such consolidation, or other business combinations or alliances, competitive omni-channel ecosystems or reductions in operations may result in competitors with improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations or alliances could allow these companies to provide a wider variety of products and services at competitive prices, which could adversely affect our financial performance.
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, higher prices of petroleum products, including crude oil, natural gas, gasoline and diesel fuel, increased costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in GDP and consumer disposable income, unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of export and import restrictions, tariffs, trade barriers or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the U.S., or in any of the other markets in which we operate, could adversely affect consumer demand for the products and services we sell in the U.S. or such other markets, change the mix of products we sell to any one or more markets with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales, growth rates, operating income and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results and could result in impairment charges to intangible assets, goodwill or other long-lived assets.
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
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our business. These arrangements (such as ONE, our fintech venture) may not generate the level of sales or profitability we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, business relationship or in certain of our divested markets, could materially adversely affect our financial performance.
Operational Risks
Global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations.
The emergence, severity, magnitude and duration of global or regional pandemics, epidemics or other health crises are uncertain and difficult to predict. A pandemic, epidemic or contagious disease outbreak that affects humans or the food supply, such as the avian flu impact on poultry and egg production could impact our business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, the extent and duration of measures to try to contain the spread of a virus or other disease (such as travel bans and restrictions, quarantines, shelter-in-place orders, limitations on large gatherings, business and government shutdowns and other restrictions on retailers), our ability to predict future performance, exposure to litigation and our financial performance, among other things. In the event of any global or regional health crisis, customer demand for certain products may fluctuate, customer behaviors may change and consumer disposable income could be negatively impacted, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
To the extent that a future pandemic, epidemic or contagious disease outbreak occurs, such events may also heighten other risks described in this Item 1A, including but not limited to those related to consumer behavior and expectations, competition, our reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, and litigation and regulatory requirements.
Natural disasters, climate change, geopolitical events, catastrophic and other events could materially adversely affect our financial performance.
Natural disasters, weather conditions, geopolitical tensions and other catastrophic events may have a material adverse effect on our operations and financial performance. These may include extreme weather-related events such as hurricanes, tropical storms, typhoons, floods, wildfires, cyclones, tornadoes, winter storms, droughts, and extreme temperatures, any of which may be exacerbated by a changing climate, as well as other natural disasters such as earthquakes and tsunamis. Moreover, geopolitical tensions or events; and catastrophic and other events, such as war, civil unrest (including theft, looting or vandalism), terrorist attacks or other acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores), or the loss of merchandise as a result of shrink or theft in countries in which we operate, in which our suppliers are located or regions goods are transported from or through, or in other areas of the world (such as in Ukraine and Israel, armed hostilities in the Red Sea and surrounding areas through which ocean carrier vessels travel to the Suez Canal and delays that have occurred traversing the Panama Canal resulting from drought) could adversely affect our operations and financial performance. Protecting the safety of our associates, including our senior leaders, is critical to preventing business disruption and executing on our business strategies and objectives.
Any of the events described above could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more stores, clubs and distribution or fulfillment centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution and fulfillment centers are located, the unavailability of our digital platforms to our customers, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise), temporary or long-term disruption in the supply of products from some suppliers or disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within a country in which we are operating and could negatively impact our operations and financial performance. In fiscal 2025, Hurricanes Helene and Milton impacted our stores, operations and supply chains in the Southeastern U.S., although such events did not materially impact our consolidated financial performance. Moreover, these disasters and events can negatively impact consumers' disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within a country in which we are operating, the reduction in the availability of products in our stores, increases in the costs of procuring products as a result of either reduced availability or economic sanctions, increased transportation costs (whether due to fuel prices, fuel supply or otherwise), the disruption (whether directly or indirectly) of critical infrastructure systems, banking systems, utility services or energy availability to our stores, clubs and our facilities and the disruption in our communications with our stores, clubs and our other facilities.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought or rising sea levels) or transition risks (such as regulatory or technology changes) may be widespread and are unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at stores, clubs and distribution or fulfillment centers; extreme weather patterns that affect the production or sourcing of certain commodities; flooding and extreme storms that damage or destroy our buildings and inventory; disruption of electrical grids or utilities required to operate our stores, clubs and information systems; and heat and extreme weather events that cause long-term disruption or threats to the habitability of the communities in which we operate. Relative to transition risk, certain impacts may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.
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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We expect our suppliers to comply with applicable laws, including labor, safety, anti-corruption and environmental laws, and to otherwise meet our required supplier standards of conduct. Our ability to find qualified suppliers who uphold our standards and to access products in a timely and efficient manner and in the large volumes we may demand, are significant challenges, especially with respect to suppliers located and goods sourced outside the U.S.
Political and economic instability, as well as other impactful events and circumstances (such as we previously experienced (and could experience again) with the pandemic recovery related challenges, including supply chain disruption and production, labor shortages and increases in labor costs) in the countries in which our suppliers and their manufacturers are located or regions goods are transported from or through, the financial instability of suppliers, suppliers not having the financial ability or capacity to fulfill their indemnification obligations to us if called upon, thereby exposing us to the full cost of risks and claims, suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards), labor problems experienced by our suppliers and their manufacturers, the availability of raw materials to suppliers, extreme weather events impacting the growing, manufacturing, mining and harvesting of commodities and products, merchandise safety and quality issues, disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs and other facilities, including as a result of extreme weather or labor slowdowns and/or strikes at any port at which a material amount of merchandise we purchase enters into the markets in which we operate, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control.
In addition, U.S. and international trade policies, tariffs, trade barriers and other restrictions on the exportation and importation of goods, trade sanctions imposed between certain countries and entities, the limitation on the exportation or importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers, our access to products and our access to service providers (such as transportation and logistics providers) could adversely affect our operations and financial performance.
If the quality or safety of products we sell in stores or online fails to meet our customers' expectations or regulatory standards, we could lose customers, incur liability for any injuries caused by a product we sell or otherwise experience a material impact to our brand, reputation and financial performance.
Our customers count on us to provide them with quality products at an affordable price. Occasionally, the quality of products that we source from our suppliers fails to meet customer expectations. In many cases, these products are subject to regulatory action or recall. For general merchandise, this could be because the product fails to meet safety standards. For food products, it could be because the product is a source of foodborne illness. For health and wellness products, it could be because the product does not produce the expected result for the customer or harms the customer. Any of these factors could cause customers to avoid purchasing certain products from us or to choose to buy products from a different retailer, even if the quality issue is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. When a product we sell does not meet quality or safety standards, there is an increased risk of liability for harm the product may cause our customers. While we rely on our suppliers to meet our safety and quality expectations, and to indemnify us if their products do not, certain suppliers may not have the financial capacity or ability to fulfill their indemnification obligations. In that case, we may be exposed to the full cost of liability claims. Any issue regarding the quality or safety of products we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance.
If the quality or safety of products offered for sale on our third-party marketplace fails to meet our customers' expectations or regulatory standards, we could be held directly liable, lose customers, become subject to regulatory enforcement or otherwise experience reputational harm.
Some of the products customers buy from our website are sold by third parties, which we refer to as marketplace transactions. While that transaction ultimately occurs between the third-party seller and the customer, some regulators and courts have taken a view that the retailer is responsible for marketplace transactions that occur on a retailer's digital platform. Unsettled law on whether a retailer is responsible for intellectual property or product liability claims related to marketplace transactions creates additional risk. Any unfavorable changes or legal interpretations could further expose us to liability. Our arrangements with our third-party marketplace sellers are complex and we may not be able to implement, maintain and develop the components of these commercial relationships, which may include fulfillment, inventory management, tax collection, payment processing, content and engaging other third parties to perform services.
In addition, poor quality or safety of third-party products offered for sale on our platforms could erode customer trust, leading to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability for third-party products offered for sale on our platform that are controversial, counterfeit, pirated or stolen or that infringe the intellectual property rights of others. We may not be able to collect sufficient damages for these types of breaches from third-party sellers. Furthermore, even if we are successful in negotiating a contractual shift in risk of loss to third parties, a regulator may view us as having responsibility for regulatory compliance of the third-party products offered for sale on our platform. Although we have marketplace compliance controls in place and impose contractual terms on sellers to prohibit sales of non-compliant products, we may not be able prevent sellers from offering prohibited items for sale, enforce such terms or fully protect against regulatory risk. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth and enterprise strategy.
We rely extensively on information and financial systems to process transactions, summarize results and manage our business. Disruptions in our systems could harm our ability to conduct our operations.
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, ransomware, worms, other malicious computer programs, denial-of-service attacks, security incidents and breaches from a variety of threat actors, including both cybercriminals and nation state-sponsored actors, catastrophic events such as wildfires, major or extended winter storms, tornadoes, earthquakes and hurricanes, utility outages, usage errors by our associates or contractors and civil or political unrest or armed hostilities. The availability of our information systems and the integrity of data are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, interrupted or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of data as well as suffer interruptions in our business operations in the interim. Any interruption to the availability of our information systems or corruption of our data may have a material adverse effect on our business or results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be significant.
In addition, we frequently update our information technology hardware, software, processes and systems. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely or successfully integrate and update our information systems and processes, system disruptions may occur and we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives and our business, results of operations, financial condition and cash flows could be negatively impacted.
If the technology-based systems that give our customers the ability to shop with us online and enable us to deliver products and services do not function effectively, our operating results, as well as our ability to grow our omni-channel business globally, could be materially adversely affected.
Increasingly, customers are using computers, tablets and smart phones to shop with us and with our competitors and to do comparison shopping. We use social media, online advertising and email to interact with our customers and as a means to enhance their shopping experience. As a part of our omni-channel sales strategy, we offer various pickup, delivery and shipping programs including options where many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omni-channel retailing is a rapidly evolving part of the retail industry and of our operations around the world, and we continue to make investments in supply chain automation and enhancements to support our omni-channel strategy. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment. We continue to invest in AI and generative AI technologies to enhance our customers’ shopping experience and our associate work experience and to improve efficiencies of our supply chain, operations, management functions and talent recruitment and development; however, these are evolving technologies and there are inherent operational and legal complexities associated with implementation of these technologies within our business. When integrating and introducing AI and generative AI technologies into our platforms, processes and systems, we may be exposed to new or expanded liabilities and risks due to elevated governmental scrutiny and monitoring, litigation, data privacy risks and compliance issues in a disparate and at times conflicting regulatory environment, all of which could negatively affect our financial performance and business reputation.
Some of the various technology systems and services on which we rely are provided and managed by an increasing number of third-party service providers. To the extent either our or such other third-party systems and services do not perform or function as anticipated, whether because of an inherent flaw in the technology, faulty implementation or a cybersecurity incident, such failure can significantly interfere with our ability to meet our customers' changing expectations. Any disruption or failure on our part to provide attractive, user-friendly and secure digital platforms that offer a wide assortment of merchandise and services at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online and digital platform merchandising and related technology in a cost-efficient manner could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
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
Like most retailers, we process in our information systems personal information and/or payment information about our customers and members, and we also process information concerning our associates and vendors. In addition, our health and wellness business operations and third-party service providers who handle information on our behalf store and maintain protected health information. Further, we recently acquired VIZIO Holding Corp. and its subsidiaries, which collects certain consumer data, including certain television viewing data. Some of this information is stored digitally in connection with the digital platforms and technologies that we use to conduct and facilitate our various businesses. We utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, compute capacity, medical record documentation, content delivery to customers and members, back-office support and other functions. Such providers may have access to information we hold about our customers, members, associates, business partners or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for disrupting or obtaining access to information systems or information stored in digital and other storage media are becoming increasingly sophisticated and frequent, and in some cases, they may lead to successful attacks. Unauthorized activities directed against information systems and devices, whether our own or those of our third-party service providers and vendors, have resulted in cybersecurity incidents, including malware, ransomware, denial of service attacks or phishing incidents. We expect that our information systems and those of our third-party service providers, vendors and suppliers will continue to experience such attacks in the future, which could include disruptions to our supply chain system. Cyberattacks and threat actors can be sponsored by particular nation-states, or be the work of sophisticated criminal organizations, insiders (including our associates or contractors) or third parties, each with a wide-range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience incidents and threats to data and information systems. These incidents and threats have included and are likely to continue to include both random and targeted cyberattacks, computer viruses, phishing incidents, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. The use of remote work infrastructure in recent years has also increased the possible attack surfaces to be exploited. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. As noted above, some of our information systems and those of our third-party service providers have experienced cybersecurity incidents or breaches, including during fiscal 2025, and, although to date they have not had a material adverse effect on our operating results or business, there can be no assurance of a similar result in the future.
Our digital platforms, which are increasingly important to our business and continue to grow in complexity and scope, and the systems on which they run, including those applications and systems used in legacy operations and acquired eCommerce, technology or other businesses, are regularly subject to cyberattacks. Those attacks involve attempts to impede the operations of our system or gain unauthorized access to our eCommerce websites (including marketplace platforms) or mobile commerce applications to obtain and misuse customers' or members' information including personal information and/or payment information, and related risks discussed in this Item 1A. Such attacks, if successful, may result in potential data and personal information misuse and/or loss and may create denials of service or otherwise disable, degrade or sabotage the information systems that enable or support one or more of our digital platforms or otherwise significantly disrupt our customers' and members' shopping experience, our supply chain integrity and continuity and our ability to efficiently operate our business. If we are unable to maintain the security of the information systems that enable or support our digital platforms and keep them operating within acceptable parameters, we could be subject to regulatory fines, suffer loss of sales, reductions in transactions, reputational damage and deterioration of our competitive position and incur liability for any damage to customers, members or others whose personal or confidential information is unlawfully obtained and misused, any of which events could have a material adverse impact on our business and results of operations and impede the execution of our strategy for the growth of our business.
Associate error or malfeasance, faulty password and identity management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our security measures or those of our third-party service providers and a compromise or breach of our or their information systems. Moreover, the hardware, software or applications that comprise our information system and networked environment may have vulnerabilities or defects of design, coding, manufacture or operations that could be intentionally exploited or inadvertently used in a manner that could compromise information security. Given the age, size and complexity of these information systems and our networked environment, patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the deployment of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited by threat actors or inadvertently results in the compromise of our information systems or data.
Any compromise of our information systems or of those of businesses with which we interact, which results in regulated data or confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost or used by unauthorized persons could harm our reputation and expose us to regulatory actions (including, with respect to health information, liability under the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, collectively known as "HIPAA" and with respect to personal information, liability under international and state data breach notification laws), customer attrition, remediation expenses and claims from customers, members, associates, vendors, financial institutions, payment card networks and other persons, any of which could materially and adversely affect our business operations, reputation, financial position and results of operations.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems or data change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or implement adequate preventative measures, or detect the activities of a threat actor. Moreover, the increasing sophistication of AI technologies poses a greater risk of identity fraud, as malicious actors may exploit AI to create convincing false identities or manipulate verification processes. Even if we detect a fraudulent or cybersecurity incident, the nature and extent of that incident may not be immediately clear. Based on the sophistication of the threat actors and the size and complexity of our information systems and networked environment, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. We may not understand or appreciate that what is detected and treated as multiple individual cybersecurity incidents or events may be associated with the coordinated actions of a single threat actor or group. In addition, while our investigation of a cybersecurity incident is ongoing, we may not know the full extent of the harm caused by a threat actor, and such harm may spread both internally and to certain customers, vendors or other third parties. These factors may inhibit our ability to provide rapid, complete and reliable information about the cybersecurity incident to customers, counterparties and regulators, as well as the public. It may also not be clear how best to contain and remediate any harm caused by the cybersecurity incident, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business operations, financial position and results of operations.
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
Our reputation with our customers and members is important to the success of our enterprise strategy, which combines traditional retail, membership models, marketplaces, financial services, health and wellness and other customer and business services into a series of interconnected assets to make it seamless for customers to interact with us. Security-related events could be widely publicized and could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, could harm our competitive position particularly with respect to our eCommerce operations, and could result in a material reduction in our net sales in our eCommerce operations, as well as in our stores, thereby materially adversely affecting our operations, net sales, growth rates, operating income, results of operations, financial position, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial position and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security compromise or operationally impactful malware event, such as ransomware, could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.
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
We also have compliance obligations associated with privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include liability for security and privacy breaches. Among other obligations, breaches may trigger obligations under U.S. federal and state laws and laws in certain other countries to notify affected individuals, government agencies and the media. Consequently, cybersecurity incidents that result in a data breach or our failure to comply with such laws could subject us to fines, sanctions and other legal liability and harm our reputation.
Changes in third-party reimbursements and contracts, type or scope of offerings of our health and wellness business could adversely affect our overall results of operations, cash flows and liquidity.
We have retail pharmacy operations in our Walmart U.S. and Sam's Club U.S. segments across the U.S. and in various of our international markets such as Canada and Mexico.
A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs"). Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements, including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options and/or home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the state or federal regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of health reform efforts and other changes to or novel interpretations of existing state or federal laws, rules and regulations that affect our retail pharmacy business.
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
One or a combination of the factors above may adversely affect the volumes of brand name and generic pharmaceuticals we sell, our cost of sales associated with our retail pharmacy operations, the net sales and gross margin of those operations or result in the loss of cross-store or cross-club selling opportunities. In addition, these and other factors may adversely affect the type, volume and mix of services we provide and the reimbursement we receive for health and wellness services rendered. Any of these developments could, in turn, adversely affect our overall net sales, other results of operations, cash flows and liquidity.
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
Illegal or inappropriate activity of our independent contractors or third-party service providers could expose us to liability and adversely affect our business, reputation and financial performance.
We are subject to risks related to our engagement of independent contractors or other third-party service providers. The qualification processes and background checks we utilize when engaging independent contractors may not reveal all potentially relevant information, including accurate worker authorization information and criminal history. If these independent contractors engage in misconduct, consumers may not consider our goods and services safe, and we may receive negative press coverage. Further, we have in the past incurred, and may in the future incur, losses from various types of fraud with respect to unauthorized uses of another person's identity and use of fraudulent identification documents. Any physical injury, loss of life, fraud, property and/or financial damage caused by our independent contractors or third-party service providers could adversely affect our business reputation, which could negatively affect demand for our goods and services, lead to increased regulatory or litigation exposure and adversely affect our financial performance.
Financial Risks
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our consolidated net sales, consolidated operating income, growth rates, eCommerce growth rates, advertising and other higher-margin initiatives (which are expected to help drive our operating income growth at a rate faster than net sales over the long term), capital expenditures, comparable store and club sales growth rates or earnings and adjusted earnings per share could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase programs or policies, changes in our effective tax rates, changes in our financial estimates and recommendations by securities analysts or, failure of our performance to compare favorably to that of other retailers may have a negative effect on the price of our stock.
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
During fiscal 2025, our Walmart International operations generated approximately 18% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions; legal and regulatory constraints, such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as in India; restrictive governmental actions, such as trade protection measures or nationalization; antitrust and competition law regulatory matters, such as those underway in Canada, Mexico and India (relating to our Flipkart subsidiary); local product safety and environmental laws; tax regulations; local labor laws; anti-money laundering laws and regulations; trade policies; foreign exchange or currency regulations; laws and regulations regarding consumer and data protection; and other matters in any of the countries or regions in which we operate, now or in the future.
Changing our operations in accordance with new or changed restrictions on international trade or newly imposed sanctions can be expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. In addition, tensions between nation-state governments and conflicts of laws may lead to challenges for our operations. If disputes and conflicts further escalate in the future, actions by governments in response, or consumer boycotts in certain regions, could be significantly more severe and restrictive and could adversely affect our business or financial performance and our reputation. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could also adversely affect our business or financial performance and our reputation. The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they recur, could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies of the U.S. and other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous facilities located in countries that have historically been less stable than the U.S. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, geopolitical tensions or events, laws and regulations.
In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or U.S. sanctions laws and regulations or the laws and regulations of other countries. Our global policies designed to regulate such business practices and our global compliance programs designed to ensure compliance with these laws and regulations may not be adequate to prevent the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are appropriately regulated by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could subject us to fines and penalties and adversely affect our business or financial performance and our reputation.

Changes in tax and trade laws, regulations and interpretations could materially adversely affect our financial performance.
In fiscal 2025, our Walmart U.S. and Sam's Club U.S. operating segments generated approximately 82% of our consolidated net sales. Significant changes in tax and trade policies, including tariffs, trade barriers, other restrictions on the exportation and importation of goods and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell in our stores and clubs could have an adverse effect on our business and financial performance. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Any such actions, including the imposition of further tariffs on imports could increase the cost to us of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which we sell such merchandise to our customers, which could materially adversely affect the financial performance of our U.S. and international operations as well as our business.
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
We are also exposed to future tax legislation, as well as the issuance of future regulations and changes in administrative interpretations of existing tax laws, and changes in transfer pricing arrangements with our subsidiaries, any of which can impact our or our subsidiaries' current and future years' tax provision. The effect of such changes in tax law, changes in administrative interpretations of existing tax laws or changes in transfer pricing arrangements could also have a material effect on our business, financial position and results of operations. In the U.S., the Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changed federal income tax laws that affect U.S. corporations. As further guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance. Compliance with the Tax Act and any other new tax rules, regulations, guidance and interpretations, including collecting information not regularly produced by us or unexpected changes in our estimates, may require us to incur additional costs and could affect our results of operations.
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
We operate in complex regulated environments in the U.S. and other countries in which we operate and could be materially adversely affected by changes to existing legal requirements, including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. In addition, the degree of regulatory, political, and media scrutiny we face increases the likelihood that our efforts to adhere to our practices and procedures to comply with these laws and legal requirements may be subject to frequent or increasing challenges. If we fail to prevent independent contractors or third-party service providers from violating our policies or applicable laws or committing any fraudulent acts against us or our customers, it could harm our business or damage our reputation, and we could face liability for unlawful activities by such third parties.
Our health and wellness operations in the U.S. are subject to numerous federal, state and local laws and regulations including, but not limited to, those related to: licensing; reimbursement arrangements and other requirements and restrictions; registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; governmental (including Medicare and Medicaid) and commercial reimbursement; data privacy and security and the sharing and interoperability of data, including obligations and restrictions related to health information (such as those imposed under HIPAA); protection of consumer health data; billing and coding for healthcare services and properly handling overpayments; debt collection; necessity and adequacy of healthcare services; relationships with referral sources and referral recipients and other fraud and abuse issues, such as those addressed by anti-kickback and false claims laws and patient inducement regulations; qualification of healthcare practitioners; quality and standards of medical services and equipment; and the practice of the professions of pharmacy and optometry.
Health-related legislation at the federal and state level may have an adverse effect on our business or require us to modify certain aspects of our operations. For example, in the U.S., the Drug Enforcement Administration ("DEA") and various other regulatory authorities regulate the purchase, distribution, maintenance and dispensing of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state-controlled substance acts and related regulations governing the sale, dispensing, disposal and holding of controlled substances. The DEA, the U.S. Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, there has been recent heightened governmental and public scrutiny of pharmaceutical product pricing, which has resulted in federal and state legislation and regulations, executive orders and other initiatives and proposals designed to increase transparency in pharmaceutical product pricing and reform government program reimbursement methodologies (for example, the Inflation Reduction Act, which includes, among other matters, policies designed to impact drug prices and reduce drug spending by the federal government). Other health reform efforts at the federal and state levels may also impact our business or require us to modify certain aspects of our operations. States may enact conflicting laws, mandating changes in operations that negatively impact our ability to execute uniformly and achieve economies of scale across states. We may not be able to predict the nature or success of reform initiatives, and the resulting uncertainties may have an adverse effect on our business.
Additionally, through various financial service partners and our ONE fintech venture, we offer various services such as money transfers, digital payment platforms, bill payment, money orders, check cashing, prepaid access, co-branded credits cards, installment lending and earned wage access. These products and services require us to comply with legal and regulatory requirements, including those intended to help detect and prevent fraud and other illicit activity, privacy, information security, anti-money laundering and sanctions regimes and consumer protection under U.S. state and federal laws and regulations, as well as those of certain other countries. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation. Increased U.S. regulation of non-bank financial institutions may also result in additional requirements and scrutiny of certain financial services we offer.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to competition and antitrust matters; protection of the environment and health and safety matters, including exposure to, and the management and disposal of, hazardous substances; food and drug safety, including drug supply chain security requirements; consumer protection, and safety, including the availability, sale, price label accuracy, advertisement and promotion of products we sell and the financial services we offer (including through our digital channels, stores and clubs, as well as our ONE fintech venture); anti-money laundering prohibitions; consumer financial protection laws; economic, trade and other sanctions matters; licensure, including supply chain logistics licensure, certification and enrollment with government programs; cross border data transfer; data privacy, cybersecurity and the sharing and interoperability of data; working conditions, workplace health and safety, equal employment opportunity, worker classification, employee benefit and other labor and employment matters; and health and wellness related regulations for our pharmacy and optometry operations. Failure to meet these requirements could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance or alter our relationships with our customers, partners and other third parties, including our ability to continue certain relationships in Mexico, India or other international jurisdictions; result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to customers or the imposition of fines or monetary penalties.
Governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting diligence, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital and risk oversight could change the nature, scope and complexity of matters that we are required to control, assess and report.
Data privacy and protection laws or customer expectations relating to the collection, use, retention, disclosure, transfer and processing of personal information continue to undergo a rapid transformation in the U.S. and non-U.S. jurisdictions. Recently enacted state laws, such as the California Consumer Privacy Act ("CCPA"), in a number of states that have become effective, or will soon be effective, have created a substantially more complex regulatory regime associated with data-handling practices. Moreover, other laws and regulations related to data-handling and privacy that apply to our business, such as the Illinois Biometric Information Privacy Act, the European Union's General Data Protection Regulation ("GDPR"), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), China's Personal Information Protection Act ("PIPL"), and similar legislation in Quebec, Canada further increase the compliance obligations of our business. Certain of these laws have required us to modify our data processing practices and policies and to incur substantial costs and expenses to comply, which we anticipate will continue in the future. These and other privacy and cybersecurity laws may carry significant potential damages and civil penalties for noncompliance. For example, in the case of noncompliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover (i.e., revenue) in the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. Further, PIPL took effect in China in November 2021. PIPL raises the requirements for processing personal information and requires our China business to undergo a cybersecurity assessment and obtain approval from the Cyberspace Administration of China ("CAC") as well as consent from the personal information owner before personal information collected in China may be transferred to, or accessed from, outside of China. Walmart obtained CAC approval in September 2023. Fines for PIPL violations range from approximately RMB 50 million to up to 5% of the infringing company's previous year's revenues generated from within China. We have made changes, and we may in the future make additional adjustments to our business practices, to comply with the personal information protection laws and regulations in China as they evolve. Residents in jurisdictions with comprehensive privacy laws generally have rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and selling, receive detailed information about how their personal information is used and may have a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer Protection Act. We may be subject to penalties and other consequences for noncompliance, including being required to change some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity, impact our reputation and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny as to existing laws and regulations (including, but not limited to, in the U.S., shifting enforcement priorities for existing antitrust, competition and pricing laws, use and disposal of plastics, recycled plastics or other packaging materials, ESG, consumer protection and AI technology, as well as proposed new rules and regulations) generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices of existing laws and regulations may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. If we fail to predict or respond adequately to changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our business, operations and financial performance may be adversely affected.
We acquired VIZIO Holding Corp. and its subsidiaries (collectively "VIZIO") in December 2024. As part of its business, VIZIO collects certain consumer data, including viewing data from its opted-in internet-connected televisions. In 2017, VIZIO stipulated to the entry of a judgment in federal district court with the Federal Trade Commission and the New Jersey Attorney General to settle alleged violations related to certain of its business practices (the "VIZIO Order"). The VIZIO Order remains in effect until 2037 and requires VIZIO to comply with specified obligations related to its collection and use of certain information collected from a VIZIO internet-connected device. These requirements apply to certain VIZIO entities and all other persons in active concert or participation with them. Our ownership of VIZIO and these compliance obligations are new, and if we fail to adequately design or implement controls for these matters, we may face additional regulatory action, penalties or monetary fines, any of which could have a substantial negative impact on our business, operations and financial performance.
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
We operate in a highly regulated and litigious environment. We are or may be involved in legal proceedings, including litigation, arbitration and other claims, investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax, consumer protection, employment, environmental and other governmental authorities as well as private individuals. We may also be involved in legal proceedings brought by regulatory authorities, organizations and individuals relating to product packaging, including that such packaging is made of plastic, is not appropriately disposed, contains PFAS, or contains misrepresentations about its recyclability, compostability, biodegradability or reusability. We may also have indemnification obligations for legal commitments of certain business customers we contract with and businesses we have divested. Legal proceedings, in general, and securities, derivative actions, class and representative actions and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are currently a defendant in a number of cases containing class, representative or collective action allegations in which the plaintiffs have brought claims under federal, state and local wage and hour and employment laws, as well as a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state competition and consumer protection laws.
We have been responding to subpoenas, information requests and investigations from governmental entities related to nationwide controlled substance dispensing and distribution practices involving opioids. We are a defendant in numerous litigation proceedings related to opioids, including the multidistrict litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804) currently pending in the U.S. District Court for the Northern District of Ohio, cases pending in various state and federal courts, and a lawsuit filed against us by the U.S. Department of Justice in the District of Delaware in 2020. We cannot predict the ultimate number of opioids-related claims that may be filed or their outcomes and cannot reasonably estimate any loss or range of loss that may arise from opioids-related matters.
In addition, we have been responding to subpoenas, information requests and investigations from governmental entities regarding the independent contractor classification of drivers and payment and operational practices with respect to our driver platform, as well as defending putative class and representative action civil litigation relating to driver classification and defending other civil litigation and arbitration claims in connection with the driver platform. On December 23, 2024, the Consumer Financial Protection Bureau ("CFPB") filed a lawsuit against the Company and Branch Messenger, Inc. in the District of Minnesota alleging the Company violated the Consumer Financial Protection Act by allegedly requiring independent contractor drivers on the Spark platform to receive payments through a financial product offered by Branch. The CFPB seeks an injunction and unspecified restitution, damages and civil penalties. On February 20, 2025, the Court entered an order that indefinitely stays the case and vacates all deadlines. We cannot predict the outcome of the investigations by the governmental entities or the civil litigation and arbitration matters. We cannot provide any assurance as to the scope and outcome of these matters and no assurance that our business, financial position, results of operations or cash flows will not be materially adversely affected.
In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to our acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules, including the most recent request in February 2025 (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated, whether with respect to the Notice or from further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. We are unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. We cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
On January 13, 2020, the Competition Commission of India ("CCI") ordered its Director General (the "DG") to investigate certain matters alleging competition law violations by certain subsidiaries of Flipkart in India and other parties. On September 13, 2024, those subsidiaries received a non-confidential version of the DG's Investigation Report (the "Report"), alleging certain competition law violations. CCI is not bound by the Report, and will conduct its independent analysis of the allegations, including hearing objections from the subsidiaries and other parties before issuing its final order in the matter, which could include monetary and non-monetary relief. CCI's final order would also be subject to appropriate appellate proceedings. We can provide no assurance as to the scope and outcome of this matter, cannot reasonably estimate any loss or range of loss that may arise, and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Also, in October 2023, the main Mexican operating subsidiary of Wal-Mart de México, S.A.B. de C.V. ("Walmex") was notified of the initiation of a quasi-judicial administrative process against it for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods and retail marketing practices of such consumer goods and related services. On December 12, 2024, the Comisión Federal de Competencia Económica of México ("COFECE") issued a split decision that Walmex's subsidiary had engaged in a single relative monopolistic practice in relation to the negotiation of two types of contributions with its suppliers. The resolution imposed a monetary penalty on Walmex's subsidiary and certain non-structural conduct measures. Walmex and its business operations may continue to be closely monitored and subject to heightened scrutiny from regulatory authorities on these matters leading to possible negative publicity, additional litigation proceedings and reputational harm, all of which could have a material adverse effect on our business operations, financial position and results of operations.
We are also a defendant in litigation with the Federal Trade Commission regarding our money transfer agent services and are also cooperating with and responding to subpoenas issued by the U.S. Attorney's Office for the Middle District of Pennsylvania on behalf of the U.S. Department of Justice regarding our consumer fraud prevention program and anti-money laundering compliance related to our money transfer services, where we are an agent. We are unable to predict the outcome of the litigation or investigations or any other related actions by governmental entities regarding these matters and can provide no assurance as to the scope and outcome of these matters and whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Our amended and restated bylaws designate the Delaware Court of Chancery as the exclusive forum for certain shareholder claims, including derivative claims alleging a violation of duty by a current or former director, officer, associate or shareholder, unless we agree otherwise in writing. This exclusive forum provision may increase the cost for shareholders to bring claims or limit their ability to choose a favorable forum, potentially discouraging lawsuits. Alternatively, if a court finds this provision unenforceable, we may face higher costs resolving such matters in other jurisdictions, which could negatively impact our business and financial results. However, this provision does not affect the exclusive or concurrent jurisdiction of federal courts over actions brought under the federal securities laws, including the Exchange Act, as amended, the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
Not satisfying stakeholder expectations with respect to our ESG efforts could adversely affect our reputation or subject us to regulatory or litigation risk.
We strive to deliver shared value through our business, although stakeholder expectations continue to evolve and are not uniform, and our diverse stakeholders expect us to make significant progress in certain areas. We have established, and may continue to establish, various goals and initiatives on certain matters, including with respect to climate change, waste, packaging, plastic usage and other topics. We periodically publish information about our shared value priorities, strategies, progress and challenges through our online ESG reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. Achievement of these aspirations and goals is subject to risks and uncertainties, many of which are outside of our control, and we cannot guarantee that we will achieve our goals or that our initiatives will achieve their desired results. Consequently, it is possible that we may fail, or be perceived to have failed, in the achievement of our ESG goals and certain customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations might not be satisfied with our progress. Furthermore, federal, state and local regulatory authorities, private organizations and individuals may challenge our approach to ESG issues, including allegations that we failed in our efforts, should not have undertaken such efforts or that we improperly engaged with other entities in our approach to ESG issues. These challenges could involve administrative proceedings or litigation, including as class or mass actions. A failure or perceived failure to meet our goals or to otherwise meet evolving and diverse stakeholder expectations could adversely affect public perception of our business, associate morale or customer or shareholder support.

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
Management's role in assessing and managing material risks from cybersecurity threats
Our CISO leads Walmart's Information Security organization and has responsibility for overseeing our Company's cybersecurity program. To operationalize our program, we deploy multidisciplinary teams, including cybersecurity personnel and professionals, to address cybersecurity threats and respond to cybersecurity incidents, including for those recently acquired and non-wholly owned subsidiaries whose systems have not been fully integrated into Walmart's networks. Through ongoing engagement with these teams and certain third-party service providers, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and reports cybersecurity incidents that reach established thresholds to senior management and the Audit Committee, which are also analyzed for external reporting requirements.
Our CISO has been a Walmart associate for over 30 years, has served in various roles in information technology and information security at Walmart for more than 20 years, and has received industry-recognized information security certifications. Our CTO, to whom the CISO reports, has served as Walmart's CTO since 2019 and prior to that had experience managing technology and other risks at several other large public companies.
Risk Management and Strategy
Our cybersecurity program is informed by various industry frameworks including the National Institute of Standards and Technology Cybersecurity Framework (NIST-CSF), which are reflected in our related policies, standards, processes and practices. We may implement changes to our cybersecurity program when deemed appropriate based on updates to laws or industry standards among other things. We have multiple layers of security designed to detect and prevent cybersecurity events, as well as dedicated teams of cybersecurity personnel and professionals, which assist our CISO in helping to assess, identify, monitor, detect and manage cybersecurity risks, threats, vulnerabilities and incidents. We collaborate with public and private entities and industry groups and engage third-party service providers to expand the capabilities and capacity of our cybersecurity program when deemed appropriate. Certain key components of our cybersecurity program include the following:
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
Assessments and testing: We engage in periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats. These efforts include tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage assessors, consultants, auditors or other third parties to assist with our assessments and testing. Where appropriate we adjust our cybersecurity policies, standards, processes and practices accordingly based on internal and external assessment and testing results.

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

ITEM 2.	PROPERTIES
As of January 31, 2025(1), retail unit counts for Walmart U.S., Sam's Club U.S. and Walmart International are summarized as follows:

	Total	Square feet(2)
Walmart U.S.
Supercenters	3,559	632,577
Discount Stores	355	37,127
Neighborhood Markets and other small formats	691	28,245
Walmart U.S. Total	4,605	697,949
Sam's Club U.S.	600	80,351
U.S. Total	5,205	778,300

Walmart International
Retail	5,230	235,279
Wholesale	336	39,141
Walmart International Total	5,566	274,420

Total Company	10,771	1,052,720
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2024, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2025.
(2)Square feet reported in thousands.
Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including return facilities and dedicated eCommerce fulfillment centers, as of January 31, 2025(1):

	Owned	Leased(2)	Total
Retail Units
Walmart U.S. retail units	4,039	566	4,605
Sam's Club U.S. retail units	513	87	600
Walmart International retail units	1,487	4,079	5,566
Total retail units	6,039	4,732	10,771

Distribution Facilities
Walmart U.S. distribution facilities	115	49	164
Sam's Club U.S. distribution facilities	10	21	31
Walmart International distribution facilities	23	161	184
Total distribution facilities	148	231	379
(1)Walmart International properties, with the exception of Canada, are as of December 31, 2024, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2025.
(2)Includes distribution facilities which are third-party owned and operated.
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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 250 cases with claims against the Company as of March 10, 2025. In addition, there are more than 25 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of March 10, 2025. The non-MDL case citations are listed on Exhibit 99.1 to this Annual Report on Form 10-K.
DOJ Opioid Civil Litigation: United States of America v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20.
Settlement of Certain Opioid-Related Matters: As described in more detail in Note 10 to our Consolidated Financial Statements, the Company accrued a liability of approximately $3.3 billion in fiscal year 2023 for certain opioid-related settlements. As of January 31, 2025, all of the accrued liability has been paid. Certain eligible political subdivisions and federally recognized Native American tribes have until July 15, 2025 and February 24, 2026, respectively, to join the settlement.
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
Driver Platform Matter: Consumer Financial Protection Bureau v. Walmart Inc., et al., USDC D. of Minn., 12/23/24.
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
Holders of Record of Common Stock
As of March 12, 2025, there were 194,162 holders of record of Walmart's common stock, although there is a much larger number of beneficial owners.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2025 to the cumulative total returns on the S&P 500 Consumer Discretionary Distribution & Retailing Index (formerly named the S&P 500 Retailing Index) and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2020 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Walmart Inc., the S&P 500 Index
and S&P 500 Consumer Discretionary Distribution & Retailing Index
(Fiscal Years Ended January 31)

$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Walmart Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retailing Index

*Assumes $100 Invested on February 1, 2020 Assumes Dividends Reinvested Fiscal Year ended January 31, 2025

	Fiscal Years Ended January 31,
	2020	2021	2022	2023	2024	2025
Walmart Inc.	$100.00	$124.77	$126.14	$131.84	$153.75	$277.25
S&P 500 Index	100.00	117.25	144.56	132.68	160.30	202.59
S&P 500 Consumer Discretionary Distribution & Retailing Index	100.00	141.39	153.61	125.62	162.21	227.91
Issuer Repurchases of Equity Securities
From time to time, the Company repurchases shares of our common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2025 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2025, authorization for $12.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2025, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2024	4,701,501	$86.55	4,701,501	$13.1
December 1-31, 2024	5,727,132	93.42	5,727,132	12.6
January 1-31, 2025	5,478,530	93.25	5,478,530	12.0
Total	15,907,163		15,907,163
(1) Represents the approximate dollar value of shares that could have been repurchased under the current plan at the end of the month.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2025 ("fiscal 2025"), January 31, 2024 ("fiscal 2024") and January 31, 2023 ("fiscal 2023"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments of our business to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
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
Management also measures the results of comparable store and club sales, or comparable sales, a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, for a particular period from the corresponding prior year period. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omni-channel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our ecosystem, such as our advertising net sales. Sales at a store that has changed in format are excluded from comparable sales when the conversion of that store is accompanied by a relocation or expansion that results in a change in the store's retail square feet of more than 5%. Sales related to divested businesses are excluded from comparable sales, and sales related to acquisitions are excluded until such acquisitions have been owned for 12 months. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert the operating results for countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period's currency exchange rates and the comparable prior year period's currency exchange rates. Additionally, no currency exchange rate fluctuations are calculated for non-USD acquisitions until owned for 12 months. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. Volatility in currency exchange rates have impacted and may continue to impact the results, including net sales and operating income, of the Company and the Walmart International segment.
We have taken certain strategic actions across our segments, including an increased emphasis on investments in automation and supply chain as well as diversifying our earnings streams through category and business mix. In December 2024, the Walmart U.S. segment completed the acquisition of VIZIO Holding Corp. for net cash consideration of $1.9 billion. Additionally, we have taken actions in the Walmart International segment to reshape our portfolio including the following highlights over the last three years:
•In November 2022, we completed the buyout of the noncontrolling interest shareholders of our Massmart subsidiary (Refer to Note 3) and in December 2022, we exited operations in certain countries in Africa.
•In December 2022, we increased our ownership in PhonePe as part of the separation from our majority-owned Flipkart subsidiary. Refer to Note 3.
•In August 2024, we sold our equity investment in JD.com for net proceeds of $3.6 billion. Refer to Note 8.
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
We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. Our net sales and gross profit margin are influenced in part by our pricing and merchandising strategies in response to cost increases. Those pricing strategies include but are not limited to: absorbing cost increases instead of passing those cost increases on to our customers and members; reducing prices in certain merchandise categories; focusing on opening price points for certain food categories; and when necessary, passing cost increases on to our customers and members. Merchandising strategies include, but are not limited to: working with our suppliers to reduce product costs and share in absorbing cost increases; focusing on private label brands and smaller pack sizes; earlier-than-usual purchasing and in greater volumes or moderating purchasing in certain categories; and securing ocean carrier and container capacity. These strategies have and may continue to impact gross profit as a percentage of net sales.
We expect continued uncertainty in our business and the global economy due to inflationary trends; tariffs and trade restrictions; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; volatility in employment trends; and supply chain pressures, any of which may impact our results. For a detailed discussion on results of operations by reportable segment, refer to "Results of Operations" below.
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
Growth
Our objective of prioritizing growth means we will focus on serving customers and members however they want to shop through our omni-channel business model. This includes increasing comparable store and club sales through increasing membership at Sam's Club U.S. and through Walmart+, accelerating eCommerce sales growth and expansion of omni-channel initiatives that complement our strategy.
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. The retail industry generally reports comparable sales using the retail calendar (also known as the 4-5-4 calendar). To be consistent with the retail industry, we provide comparable sales using the retail calendar in our quarterly earnings releases. However, when we discuss our comparable sales below, we are referring to our calendar comparable sales calculated using our fiscal calendar, which may result in differences when compared to comparable sales using the retail calendar. We report on comparable sales in the U.S. as we believe it is a meaningful metric within the context of the U.S. retail market where there is a single currency, one inflationary market and generally consistent store and club formats from year to year.
Calendar comparable sales, as well as the impact of fuel, for fiscal 2025 and 2024, were as follows:

	Fiscal Years Ended January 31,
	2025	2024	2025	2024
	With Fuel		Fuel Impact
Walmart U.S.	4.8%	5.5%	(0.1)%	(0.1)%
Sam's Club U.S.	4.7%	2.3%	(1.5)%	(2.6)%
Total U.S.	4.8%	4.9%	(0.3)%	(0.6)%
Comparable sales in the U.S., including fuel, increased 4.8% and 4.9% in fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. Walmart U.S. comparable sales increased 4.8% and 5.5% in fiscal 2025 and 2024, respectively. For fiscal 2025, comparable sales growth was driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. For fiscal 2024, comparable sales growth was driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness.Walmart U.S. eCommerce sales positively contributed approximately 2.9% and 2.6% to comparable sales for fiscal 2025 and 2024, respectively, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales at Sam's Club U.S. increased 4.7% and 2.3% in fiscal 2025 and 2024, respectively. For fiscal 2025, Sam's Club U.S. comparable sales increased due to growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Sam's Club U.S. comparable sales for fiscal 2024 increased due to growth in transactions and average ticket, including strong sales in grocery and health and wellness. Additionally, fiscal 2025 and 2024 growth was partially offset by lower fuel sales primarily due to lower market prices. Sam's Club U.S. eCommerce sales positively contributed approximately 2.3% and 1.7% to comparable sales for fiscal 2025 and 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.
Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs and we operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses. Additionally, we focus on our mix of businesses, including expanding our ecosystem in higher margin areas, such as digital advertising and marketplace. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2025	2024
Net sales	$674,538	$642,637
Percentage change from comparable period	5.0%	6.1%
Gross profit(1) as a percentage of net sales	24.1%	23.7%
Operating expenses as a percentage of net sales	20.7%	20.4%
Operating income	$29,348	$27,012
Operating income as a percentage of net sales	4.4%	4.2%
(1) Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 40 and 27 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increase in fiscal 2024 benefited from lapping higher markdowns incurred in the prior year.
Operating expenses as a percentage of net sales increased 36 and decreased 60 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increase for fiscal 2025 was primarily due to higher variable pay as a result of exceeding planned performance, increased marketing and higher depreciation expenses. The decrease for fiscal 2024 was primarily due to lapping charges of $3.3 billion related to opioid-related legal settlements and $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment in the prior year.
Operating income as a percentage of net sales increased 15 and 83 basis points for fiscal 2025 and 2024, respectively, due to the factors described above, as well as from strong growth in membership income globally.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA") and Return on Investment ("ROI") as metrics to assess our return on capital. ROA is the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") while ROI is considered a non-GAAP financial measure. Management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart is deploying its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.
Our calculation of ROI is considered a non-GAAP financial measure because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in ROA, the most directly comparable GAAP financial measure. ROA is consolidated net income for the period divided by average total assets for the period. We define ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing 12 months divided by average invested capital during the period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and amortization, less average accounts payable and average accrued liabilities for that period. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

ROA was 7.9% and 6.6% for fiscal 2025 and 2024, respectively. The increase in ROA was primarily due to an increase in consolidated net income during the trailing 12 month period, as a result of higher operating income and changes in the fair value of our equity and other investments. ROI was 15.5% and 15.0% for fiscal 2025 and 2024, respectively. The increase in ROI was the result of an increase in operating income, primarily due to improvements in business performance, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$20,157	$16,270
Denominator
Average total assets(1)	$256,611	$247,798
Return on assets (ROA)	7.9%	6.6%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$29,348	$27,012
+ Interest income	483	546
+ Depreciation and amortization	12,973	11,853
+ Rent	2,347	2,277
= ROI operating income	$45,151	$41,688

Denominator
Average total assets(1)	$256,611	$247,798
+ Average accumulated depreciation and amortization(1)	121,624	114,944
- Average accounts payable(1)	57,739	55,277
- Average accrued liabilities(1)	29,052	29,943
= Average invested capital	$291,444	$277,522
Return on investment (ROI)	15.5%	15.0%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by two.

	As of January 31,
	2025	2024	2023
Certain Balance Sheet Data
Total assets	$260,823	$252,399	$243,197
Accumulated depreciation and amortization	123,646	119,602	110,286
Accounts payable	58,666	56,812	53,742
Accrued liabilities	29,345	28,759	31,126
Strategic Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2025	2024
Supply chain, customer-facing initiatives, technology and other	$14,603	$11,828
Store and club remodels	5,552	5,792
New stores and clubs, including expansions and relocations	450	75
Total U.S.	$20,605	$17,695
Walmart International	3,178	2,911
Total Capital Expenditures	$23,783	$20,606

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
We define free cash flow as net cash provided by operating activities in a period minus payments for property and equipment made in that period. We had net cash provided by operating activities of $36.4 billion, $35.7 billion and $28.8 billion for fiscal 2025, 2024 and 2023, respectively. We generated free cash flow of $12.7 billion, $15.1 billion and $12.0 billion for fiscal 2025, 2024 and 2023, respectively. The increase in net cash provided by operating activities in fiscal 2025 is primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year, partially offset by increased inventory purchases. Free cash flow for fiscal 2025 decreased when compared to fiscal 2024 due to an increase of $3.2 billion in capital expenditures to support our investment strategy, partially offset by the increase in net cash provided by operating activities described above. Net cash provided by operating activities for fiscal 2024 increased when compared to fiscal 2023 primarily due to higher cash provided by operating income, as well as timing of certain payments and strategic inventory management as part of working capital initiatives, partially offset by payment of the remaining accrued opioid legal charges. Free cash flow for fiscal 2024 increased when compared to fiscal 2023 due to the increase in net cash provided by operating activities described above, partially offset by an increase of $3.7 billion in capital expenditures to support our investment strategy.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Net cash provided by operating activities	$36,443	$35,726	$28,841
Payments for property and equipment	(23,783)	(20,606)	(16,857)
Free cash flow	$12,660	$15,120	$11,984

Net cash used in investing activities(1)	$(21,379)	$(21,287)	$(17,722)
Net cash used in financing activities	(14,822)	(13,414)	(17,039)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2023
Net sales	$674,538	$642,637	$605,881
Percentage change from comparable period	5.0%	6.1%	6.7%
Membership and other income(1)	$6,447	$5,488	$5,408
Total revenues	680,985	648,125	611,289
Percentage change from comparable period	5.1%	6.0%	6.7%
Gross profit(2)	162,785	152,495	142,160
Operating expenses(2)	139,884	130,971	127,140
Operating income	29,348	27,012	20,428
Other (gains) and losses	794	3,027	1,538
Consolidated net income	20,157	16,270	11,292

Percentage of net sales
Gross profit	24.1%	23.7%	23.5%
Operating expenses	20.7%	20.4%	21.0%
Operating income	4.4%	4.2%	3.4%

Unit counts at period end	10,771	10,616	10,623
Retail square feet at period end	1,053	1,053	1,056
(1)     Membership and other income includes membership fees and other items such as rental and tenant income, recycling income, gift card breakage income, as well as other income from corporate campus facilities.
(2)     Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $32.9 billion or 5.1% and $36.8 billion or 6.0% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. These increases in revenues were primarily due to increases in net sales, which increased $31.9 billion or 5.0% and $36.8 billion or 6.1% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increases were primarily due to strong positive comparable sales across our U.S. segments and international markets, driven primarily by growth in transactions and unit volumes, which included strength in eCommerce as well as strong sales in grocery, and health and wellness. Net sales were negatively impacted by $3.2 billion and positively impacted by $3.0 billion of fluctuations in currency exchange rates during fiscal 2025 and 2024, respectively. Membership and other income increased $1.0 billion and $0.1 billion for fiscal 2025 and fiscal 2024, primarily driven by growth in membership fee income globally.
Our gross profit rate increased 40 and 27 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increases were primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps, as well as growth in higher margin businesses globally, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increase in fiscal 2024 benefited from lapping higher markdowns incurred in the prior year.
Our operating expenses as a percentage of net sales increased 36 and decreased 60 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increase for fiscal 2025 was primarily due to higher variable pay as a result of exceeding planned performance, increased marketing and higher depreciation expenses. The decrease for fiscal 2024 was primarily due to lapping charges of $3.3 billion related to opioid-related legal settlements and $0.8 billion related to the reorganization and restructuring of certain businesses in the Walmart International segment in the prior year.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses consisted of net losses of $0.8 billion and $3.0 billion in fiscal 2025 and 2024, respectively, which primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 23.4%, 25.5%, and 33.6% for fiscal 2025, 2024 and 2023, respectively. The decrease in effective tax rate in fiscal 2025 compared to fiscal 2024 is primarily due to the tax impact on changes in fair value of our investments. The higher effective tax rate in fiscal 2023 compared to fiscal 2025 and fiscal 2024 is primarily related to the tax impacts of the separation of Flipkart and PhonePe. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax, and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2025, 2024 and 2023 is provided in Note 9.

As a result of the factors discussed above, we reported $20.2 billion and $16.3 billion of consolidated net income for fiscal 2025 and 2024, respectively, which represents an increase of $3.9 billion and $5.0 billion for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $2.41, $1.91 and $1.42 for fiscal 2025, 2024 and 2023, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2023
Net sales	$462,415	$441,817	$420,553
Net sales percentage change from comparable period	4.7%	5.1%	6.9%
Calendar comparable sales increase	4.8%	5.5%	7.0%
Membership and other income	$2,594	$1,985	$1,845
Gross profit	125,964	118,254	111,748
Operating expenses	104,676	98,085	92,973
Operating income	23,882	22,154	20,620

Percentage of net sales
Gross profit	27.2%	26.8%	26.6%
Operating expenses	22.6%	22.2%	22.1%
Operating income	5.2%	5.0%	4.9%

Unit counts at period end	4,605	4,615	4,717
Retail square feet at period end	698	699	702
Net sales for the Walmart U.S. segment increased $20.6 billion or 4.7% and $21.3 billion or 5.1% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 4.8% and 5.5% for fiscal 2025 and 2024, respectively. Comparable sales in fiscal 2025 were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Comparable sales in fiscal 2024 were driven by growth in transactions combined with growth in average ticket, including strong sales in grocery and health and wellness. Walmart U.S. eCommerce sales positively contributed approximately 2.9% and 2.6% to comparable sales for fiscal 2025 and 2024, respectively, which was primarily driven by store-fulfilled pickup and delivery.
Membership and other income increased $0.6 billion and $0.1 billion for fiscal 2025 and fiscal 2024, primarily driven by growth in membership fee income from Walmart+ and recycling income.
Gross profit rate increased 47 and 20 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increase in fiscal 2025 gross profit rate was primarily driven by managing prices aligned to our competitive historic price gaps and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. The increase in fiscal 2024 gross profit rate was primarily due to managing prices aligned to our competitive historic price gaps and lapping higher net markdowns incurred in the prior year, partially offset by product mix shifts into lower margin categories.
Operating expenses as a percentage of segment net sales increased 44 and 9 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increase for fiscal 2025 was primarily due to increased marketing expenses, higher variable pay as a result of exceeding planned performance and increased depreciation expenses. For fiscal 2024, the increase was driven by higher variable pay relative to the prior year as a result of exceeding our planned performance.
As a result of the factors discussed above, segment operating income increased $1.7 billion and $1.5 billion for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year.

Walmart International Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2023
Net sales	$121,885	$114,641	$100,983
Percentage change from comparable period	6.3%	13.5%	—%
Membership and other income	$1,478	$1,408	$1,621
Gross profit	26,618	24,810	21,651
Operating expenses	22,595	21,309	20,307
Operating income	5,501	4,909	2,965

Percentage of net sales
Gross profit	21.8%	21.6%	21.4%
Operating expenses	18.5%	18.6%	20.1%
Operating income	4.5%	4.3%	2.9%

Unit counts at period end	5,566	5,402	5,306
Retail square feet at period end	274	274	273
Net sales for the Walmart International segment increased $7.2 billion or 6.3% and $13.7 billion or 13.5% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. For fiscal 2025, the increase was primarily due to positive comparable sales in all of our international markets, which included strength in eCommerce, partially offset by negative fluctuations in currency exchange rates of $3.2 billion. For fiscal 2024, the increase was primarily due to positive comparable sales across our international markets and positive fluctuations in currency exchange rates of $3.0 billion.
Gross profit rate increased 20 basis points for both fiscal 2025 and 2024 when compared to the previous fiscal year. For fiscal 2025, the increase was primarily due to improved eCommerce margin and business mix changes, partially offset by ongoing channel and format mix changes. For fiscal 2024, the increase was primarily driven by supply chain efficiencies partially offset by ongoing channel and format mix shifts.
Operating expenses as a percentage of segment net sales decreased 5 and 152 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The decrease in operating expenses as a percentage of segment net sales for fiscal 2025 was primarily due to increased sales driving expense leverage, partially offset by planned investments in associate wages and strategic priorities in Mexico and Central America. The decrease in operating expenses as a percentage of segment net sales for fiscal 2024, was primarily due to the lapping of business reorganization and restructuring charges incurred related to Flipkart and Massmart in fiscal 2023 and an increase in sales in fiscal 2024.
As a result of the factors discussed above, segment operating income increased $0.6 billion and $1.9 billion for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year.

Sam's Club U.S. Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2023
Including Fuel
Net sales	$90,238	$86,179	$84,345
Percentage change from comparable period	4.7%	2.2%	14.7%
Calendar comparable sales increase	4.7%	2.3%	14.6%
Membership and other income	$2,323	$2,051	$1,908
Gross profit	10,203	9,431	8,761
Operating expenses	10,122	9,290	8,705
Operating income	2,404	2,192	1,964

Percentage of net sales
Gross profit	11.3%	10.9%	10.4%
Operating expenses	11.2%	10.8%	10.3%
Operating income	2.7%	2.5%	2.3%

Unit counts at period end	600	599	600
Retail square feet at period end	80	80	80

Excluding Fuel (1)
Net sales	$79,777	$75,057	$71,665
Percentage change from comparable period	6.3%	4.7%	10.5%
Operating income	$1,785	$1,659	$1,352
Operating income as a percentage of net sales	2.2%	2.2%	1.9%
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $4.1 billion or 4.7% and $1.8 billion or 2.2% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales, including fuel, of 4.7% and 2.3% for fiscal 2025 and 2024, respectively. Comparable sales in fiscal 2025 were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Comparable sales in fiscal 2024 were driven by growth in transactions and average ticket, including strong sales in grocery and health and wellness. Additionally, fiscal 2025 and 2024 growth was partially offset by lower fuel sales primarily due to lower market prices. Sam's Club U.S. eCommerce sales positively contributed approximately 2.3% and 1.7% to comparable sales for fiscal 2025 and 2024, respectively, which was primarily driven by club-fulfilled curbside pickup and delivery.
Membership and other income increased 13.3% and 7.5% for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. For fiscal 2025 and 2024, the increases were primarily due to growth in membership base and Plus penetration. Fiscal 2025 and 2024 were also positively impacted by the expiration of a promotional offering offsetting membership fee increases during the fourth quarter of fiscal 2024.
Gross profit rate increased 37 and 55 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. For fiscal 2025, the increase in gross profit rate was primarily due to improved operational efficiencies related to merchandise flow and increased margins in fuel, partially offset by higher eCommerce fulfillment costs. For fiscal 2024, the increase in gross profit rate was primarily due to the lapping of elevated markdowns in the prior year. Additionally, fiscal 2025 and 2024 gross profit rates were partially offset by product mix shifts into lower margin categories.
Operating expenses as a percentage of segment net sales increased 44 and 46 basis points for fiscal 2025 and 2024, respectively, when compared to the previous fiscal year. Fiscal 2025 operating expenses as a percentage of net sales increased primarily due to increased compensation related expenses, including associate wage investments and higher variable pay as a result of exceeding our planned performance, as well as elevated technology spend. Fiscal 2024 operating expenses as a percentage of net sales increased primarily due to lower fuel sales and elevated technology spend.
As a result of the factors discussed above, segment operating income increased $0.2 billion for both fiscal 2025 and 2024, respectively, when compared to the previous fiscal year.

Liquidity and Capital Resources
Liquidity
The strength and stability of our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to fund dividends on our common stock and share repurchases. We believe our sources of liquidity will continue to be sufficient to fund operations, finance our investment activities, pay dividends and fund our share repurchases for at least the next 12 months and for the foreseeable future.
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Net cash provided by operating activities	$36,443	$35,726	$28,841
Net cash provided by operating activities was $36.4 billion, $35.7 billion and $28.8 billion for fiscal 2025, 2024 and 2023, respectively. The increase in net cash provided by operating activities in fiscal 2025, when compared to the previous fiscal year, is primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year, partially offset by increased inventory purchases. The increase in net cash provided by operating activities for fiscal 2024, when compared to the previous fiscal year, was primarily due to higher cash provided by operating income, as well as timing of certain payments and strategic inventory management as part of working capital initiatives, partially offset by payment of the remaining accrued opioid legal charges.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.0 billion and $9.9 billion as of January 31, 2025 and 2024, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $17.1 billion and $15.5 billion as of January 31, 2025 and 2024, respectively. The increase in our working capital deficit is primarily driven by an increase in short-term borrowings for general corporate purposes and accounts payable due to timing of payments, partially offset by increased inventories and receivables related to higher sales growth. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of January 31, 2025 and 2024, cash and cash equivalents of $3.3 billion and $3.5 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Net cash used in investing activities	$(21,379)	$(21,287)	$(17,722)
Net cash used in investing activities was $21.4 billion, $21.3 billion and $17.7 billion for fiscal 2025, 2024 and 2023, respectively, and generally consisted of capital expenditures. Net cash used in investing activities increased $0.1 billion for fiscal 2025 when compared to the previous fiscal year. The increase is primarily due to increased purchases of property and equipment as well as the acquisition of VIZIO for net consideration of $1.9 billion, partially offset by net proceeds received from sales of certain strategic investments, including $3.6 billion related to the sale of our JD.com investment. Net cash used in investing activities increased $3.6 billion for fiscal 2024 when compared to the previous fiscal year, primarily due to increased payments for property and equipment.
Capital expenditures
Refer to the "Strategic Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2025 and 2024. For the fiscal year ending January 31, 2026 ("fiscal 2026"), we project capital expenditures will be approximately $21 billion to $25 billion, with a focus on technology, supply chain and customer-facing initiatives.

Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Net cash used in financing activities	$(14,822)	$(13,414)	$(17,039)
Net cash used in financing activities generally consisted of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Fiscal 2025 net cash used in financing activities increased $1.4 billion when compared to the previous fiscal year. The increase is primarily due to lapping debt issuances in the prior fiscal year and increased share repurchases, partially offset by the purchase of certain noncontrolling interests in the prior fiscal year and higher short-term borrowings. Fiscal 2024 net cash used in financing activities decreased $3.6 billion when compared to the previous fiscal year. The decrease was primarily due to fewer share repurchases, partially offset by the purchase of certain noncontrolling interests.
Purchase and Sale of Subsidiary Stock
During fiscal 2024, we paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle the liability to former noncontrolling interest holders of PhonePe. Additionally, we received $0.7 billion related to new rounds of equity funding for the Company's majority owned PhonePe subsidiary.
During fiscal 2023, we completed a $0.4 billion buyout of the noncontrolling interest shareholders of our Massmart subsidiary and completed a $0.4 billion acquisition of Alert Innovation, bringing our ownership to approximately 100% of both Massmart and Alert Innovation. The Alert Innovation entity was subsequently sold and deconsolidated in fiscal 2025.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to our short-term borrowings for fiscal 2025, 2024 and 2023:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Maximum amount outstanding at any month-end	$7,232	$9,942	$11,432
Average daily short-term borrowings	4,157	4,295	7,250
Annual weighted-average interest rate	5.1%	5.1%	2.4%
Short-term borrowings as of January 31, 2025 and 2024 were $3.1 billion and $0.9 billion, respectively, with weighted-average interest rates of 5.3% and 7.7%, respectively. We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2025 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
As of January 31, 2025, we have $2.1 billion of syndicated and fronted letters of credit available, of which $1.5 billion was drawn and represents an unrecorded current obligation.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2024	$3,447	$36,132	$39,579
Repayments of long-term debt	(3,468)	—	(3,468)
Reclassifications of long-term debt	2,625	(2,625)	—
Currency and other adjustments	(6)	(106)	(112)
Balances as of January 31, 2025	$2,598	$33,401	$35,999
Our total outstanding long-term debt decreased $3.6 billion during fiscal 2025, primarily due to maturities of certain long-term debt. Refer to Note 6 to our Consolidated Financial Statements for details on the issuances of long-term debt.
Estimated contractual interest payments associated with our long-term debt amount to $18.2 billion, with approximately $1.7 billion expected to be paid in fiscal 2026. Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2025, and assumes interest rates remain at current levels for our variable rate instruments.

Dividends
Our total dividend payments were $6.7 billion, $6.1 billion and $6.1 billion for fiscal 2025, 2024 and 2023, respectively. Effective February 20, 2025, the Company approved the fiscal 2026 annual dividend of $0.94 per share, an increase over the fiscal 2025 annual dividend of $0.83 per share. For fiscal 2026, the annual dividend will be paid in four quarterly installments of $0.235 per share, according to the following record and payable dates:

Record Date	Payable Date
March 21, 2025	April 7, 2025
May 9, 2025	May 27, 2025
August 15, 2025	September 2, 2025
December 12, 2025	January 5, 2026
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2025 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2025, authorization for $12.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
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
The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2025, 2024 and 2023:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2025	2024	2023
Total number of shares repurchased	61.9	54.6	221.8
Average price paid per share	$72.72	$50.87	$44.72
Total amount paid for share repurchases	$4,494	$2,779	$9,920
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
As of January 31, 2025, the Company has $37.2 billion of unrecorded purchase obligations outstanding, of which $15.9 billion is due within one year. Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above. Accordingly, purchase orders for inventory are also excluded as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
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

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2025, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

Rating agency	Commercial paper	Long-term debt
Standard & Poor's	A-1+	AA
Moody's Investors Service	P-1	Aa2
Fitch Ratings	F1+	AA
Credit rating agencies review their ratings periodically, and therefore, the credit ratings assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain consistent over time. Factors that could affect our credit ratings include changes in our operating performance, the general economic environment, conditions in the retail industry, our financial position, including our total debt and capitalization, and changes in our business strategy. Any downgrade of our credit ratings by a credit rating agency could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper markets with the same flexibility that we have experienced historically, potentially requiring us to rely more heavily on more expensive types of debt financing. The credit rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. Moreover, each credit rating is specific to the security to which it applies.
Other Matters
In Note 10 to our Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," certain opioid-related matters, as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In that Note 10, we discuss "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on our Spark platform under "Driver Platform Matters." In Note 10, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 10, we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions, Shareholder Derivative Litigation and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; Driver Platform Litigation; and Mexico Antitrust Matter in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "I. Supplemental Information." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2025, the net fair value of our interest rate swaps increased $43 million primarily due to fluctuations in market interest rates.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2025.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$3,068	$—	$—	$—	$—	$—	$3,068
Weighted-average interest rate	5.3%	—%	—%	—%	—%	—%	5.3%
Long-term debt(1):
Fixed rate	$2,598	$3,451	$1,741	$3,340	$1,955	$22,914	$35,999
Weighted-average interest rate	3.8%	2.5%	3.6%	3.1%	4.2%	4.4%	4.0%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$—	$—	$—	$1,250	$1,052	$2,469	$4,771
Weighted-average pay rate	—%	—%	—%	4.7%	6.1%	5.9%	5.6%
Weighted-average receive rate	—%	—%	—%	1.5%	3.0%	2.9%	2.5%
(1)    Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2025, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 20% of our total short-term and long-term debt. Based on January 31, 2025 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $0.1 billion.

Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our investments and operations in countries other than the U.S., as well as our foreign-currency-denominated long-term debt. For fiscal 2025, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $2.2 billion net loss in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $1.4 billion and $1.3 billion as of January 31, 2025 and January 31, 2024, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the weakening of certain currencies relative to the U.S. dollar in fiscal 2025. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $0.6 billion. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2025 would have resulted in a change in the value of the swaps of $0.1 billion.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to investment risk primarily related to changes in the fair value of certain equity investments, including certain immaterial equity method investments where we have elected the fair value option, measured on a recurring basis. The amounts of gains and losses included in earnings from fair value changes for these investments are recorded within other gains and losses and, along with certain other immaterial investment activity, resulted in a net loss of $0.8 billion in fiscal 2025 primarily due to net decreases in the underlying stock prices of these investments. As of January 31, 2025, the fair value of our equity investments, including certain immaterial equity method investments where we have elected the fair value option, measured on a recurring basis was $3.0 billion. As of January 31, 2025, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $0.3 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2025 expressed an unqualified opinion thereon.

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

Contingencies
Description of the Matter
As described in Note 10 to the Consolidated Financial Statements, at January 31, 2025, the Company is involved in a number of legal proceedings and certain regulatory matters. The Company records a liability for those legal proceedings and regulatory matters when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. In assessing the probability of occurrence and whether an estimate of loss can be reasonably estimated for a particular legal proceeding, management exercises judgment on matters relevant to each proceeding. Auditing management's accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of loss for contingencies or when determining whether an estimate of the loss or range of loss could be made.

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
March 14, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 14, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Rogers, Arkansas
March 14, 2025

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2025	2024	2023
Revenues:
Net sales	$674,538	$642,637	$605,881
Membership and other income	6,447	5,488	5,408
Total revenues	680,985	648,125	611,289
Costs and expenses:
Cost of sales	511,753	490,142	463,721
Operating, selling, general and administrative expenses	139,884	130,971	127,140
Operating income	29,348	27,012	20,428
Interest:
Debt	2,249	2,259	1,787
Finance lease	479	424	341
Interest income	(483)	(546)	(254)
Interest, net	2,245	2,137	1,874
Other (gains) and losses	794	3,027	1,538
Income before income taxes	26,309	21,848	17,016
Provision for income taxes	6,152	5,578	5,724
Consolidated net income	20,157	16,270	11,292
Consolidated net (income) loss attributable to noncontrolling interest	(721)	(759)	388
Consolidated net income attributable to Walmart	$19,436	$15,511	$11,680

Net income per common share:
Basic net income per common share attributable to Walmart	$2.42	$1.92	$1.43
Diluted net income per common share attributable to Walmart	2.41	1.91	1.42

Weighted-average common shares outstanding:
Basic	8,041	8,077	8,171
Diluted	8,081	8,108	8,202

Dividends declared per common share	$0.8300	$0.7600	$0.7467
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Consolidated net income	$20,157	$16,270	$11,292
Consolidated net (income) loss attributable to noncontrolling interest	(721)	(759)	388
Consolidated net income attributable to Walmart	19,436	15,511	11,680

Other comprehensive income (loss), net of income taxes
Currency translation and other	(2,810)	888	(1,853)
Cash flow hedges	(49)	56	(203)
Other comprehensive income (loss), net of income taxes	(2,859)	944	(2,056)
Other comprehensive (income) loss attributable to noncontrolling interest	556	(566)	404
Other comprehensive income (loss) attributable to Walmart	(2,303)	378	(1,652)

Comprehensive income, net of income taxes	17,298	17,214	9,236
Comprehensive (income) loss attributable to noncontrolling interest	(165)	(1,325)	792
Comprehensive income attributable to Walmart	$17,133	$15,889	$10,028
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,037	$9,867
Receivables, net	9,975	8,796
Inventories	56,435	54,892
Prepaid expenses and other	4,011	3,322
Total current assets	79,458	76,877

Property and equipment, net	119,993	110,810
Operating lease right-of-use assets	13,599	13,673
Finance lease right-of-use assets, net	6,112	5,855
Goodwill	28,792	28,113
Other long-term assets	12,869	17,071
Total assets	$260,823	$252,399

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,068	$878
Accounts payable	58,666	56,812
Accrued liabilities	29,345	28,759
Accrued income taxes	608	307
Long-term debt due within one year	2,598	3,447
Operating lease obligations due within one year	1,499	1,487
Finance lease obligations due within one year	800	725
Total current liabilities	96,584	92,415

Long-term debt	33,401	36,132
Long-term operating lease obligations	12,825	12,943
Long-term finance lease obligations	5,923	5,709
Deferred income taxes and other	14,398	14,629

Commitments and contingencies

Redeemable noncontrolling interest	271	222

Shareholders' equity:
Common stock	802	805
Capital in excess of par value	5,503	4,544
Retained earnings	98,313	89,814
Accumulated other comprehensive loss	(13,605)	(11,302)
Total Walmart shareholders' equity	91,013	83,861
Nonredeemable noncontrolling interest	6,408	6,488
Total shareholders' equity	97,421	90,349
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$260,823	$252,399
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable	Total
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Equity
Balances as of February 1, 2022	8,284	$828	$4,287	$86,904	$(8,766)	$83,253	$8,638	$91,891
Consolidated net income	—	—	—	11,680	—	11,680	(388)	11,292
Other comprehensive loss, net of income taxes	—	—	—	—	(1,652)	(1,652)	(404)	(2,056)
Cash dividends declared ($0.7467 per share)	—	—	—	(6,114)	—	(6,114)	—	(6,114)
Purchase of Company stock	(221)	(22)	(518)	(9,326)	—	(9,866)	—	(9,866)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(449)	(449)
Purchase of noncontrolling interest	—	—	(18)	—	(1,262)	(1,280)	(493)	(1,773)
Sale of subsidiary stock	—	—	48	—	—	48	18	66
Other	17	2	631	(9)	—	624	139	763
Balances as of January 31, 2023	8,080	808	4,430	83,135	(11,680)	76,693	7,061	83,754
Consolidated net income	—	—	—	15,511	—	15,511	774	16,285
Other comprehensive income, net of income taxes	—	—	—	—	378	378	566	944
Cash dividends declared ($0.7600 per share)	—	—	—	(6,140)	—	(6,140)	—	(6,140)
Purchase of Company stock	(55)	(6)	(150)	(2,635)	—	(2,791)	—	(2,791)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	562	—	—	562	154	716
Other	29	3	778	(57)	—	724	76	800
Balances as of January 31, 2024	8,054	805	4,544	89,814	(11,302)	83,861	6,488	90,349
Consolidated net income	—	—	—	19,436	—	19,436	766	20,202
Other comprehensive loss, net of income taxes	—	—	—	—	(2,303)	(2,303)	(556)	(2,859)
Cash dividends declared ($0.8300 per share)	—	—	—	(6,688)	—	(6,688)	—	(6,688)
Purchase of Company stock	(61)	(6)	(230)	(4,241)	—	(4,477)	—	(4,477)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(648)	(648)
Sale of subsidiary stock	—	—	169	—	—	169	193	362
Other	31	3	1,020	(8)	—	1,015	165	1,180
Balances as of January 31, 2025	8,024	802	5,503	98,313	(13,605)	91,013	6,408	97,421
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Cash flows from operating activities:
Consolidated net income	$20,157	$16,270	$11,292
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	12,973	11,853	10,945
Investment (gains) and losses, net	878	3,193	1,683
Deferred income taxes	(635)	(175)	449
Other operating activities	2,889	2,642	1,919
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(1,106)	(797)	240
Inventories	(2,755)	2,017	(528)
Accounts payable	3,228	2,515	(1,425)
Accrued liabilities	379	(1,324)	4,393
Accrued income taxes	435	(468)	(127)
Net cash provided by operating activities	36,443	35,726	28,841

Cash flows from investing activities:
Payments for property and equipment	(23,783)	(20,606)	(16,857)
Proceeds from the disposal of property and equipment	432	250	170
Proceeds from disposal of certain strategic investments	4,080	—	—
Payments for business acquisitions, net of cash acquired	(1,896)	(9)	(740)
Other investing activities	(212)	(922)	(295)
Net cash used in investing activities	(21,379)	(21,287)	(17,722)

Cash flows from financing activities:
Net change in short-term borrowings	2,212	512	(34)
Proceeds from issuance of long-term debt	—	4,967	5,041
Repayments of long-term debt	(3,468)	(4,217)	(2,689)
Dividends paid	(6,688)	(6,140)	(6,114)
Purchase of Company stock	(4,494)	(2,779)	(9,920)
Dividends paid to noncontrolling interest	(576)	(763)	(444)
Purchase of noncontrolling interest	—	(3,462)	(827)
Sale of subsidiary stock	362	716	66
Other financing activities	(2,170)	(2,248)	(2,118)
Net cash used in financing activities	(14,822)	(13,414)	(17,039)

Effect of exchange rates on cash, cash equivalents and restricted cash	(641)	69	(73)

Net increase (decrease) in cash, cash equivalents and restricted cash	(399)	1,094	(5,993)
Cash, cash equivalents and restricted cash at beginning of year	9,935	8,841	14,834
Cash, cash equivalents and restricted cash at end of year	$9,536	$9,935	$8,841

Supplemental disclosure of cash flow information:
Income taxes paid	$5,884	$5,879	$3,310
Interest paid	2,739	2,519	2,051
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") is a people-led, technology-powered omni-channel retailer dedicated to helping people around the world save money and live better by providing the opportunity to shop in both retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omni-channel offering that saves time for its customers.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2025 ("fiscal 2025"), January 31, 2024 ("fiscal 2024") and January 31, 2023 ("fiscal 2023"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments in common stock or in-substance common stock for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2025 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Common Stock Split
On February 23, 2024, the Company effected a 3-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share based compensation, has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $2.3 billion and $2.1 billion as of January 31, 2025 and 2024, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $9.0 billion and $9.9 billion in cash and cash equivalents as of January 31, 2025 and January 31, 2024, approximately 62% and 60% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2025 and 2024, cash and cash equivalents of approximately $3.3 billion and $3.5 billion, respectively, may not be freely transferable to the U.S. due to local laws, other restrictions or are subject to the approval of the noncontrolling interest shareholders.

Receivables
Receivables are stated at their carrying values, net of a reserve for credit losses, and are primarily due from the following: customers, which includes pharmacy insurance companies, advertisers, and banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. Net receivables from transactions with customers were $4.4 billion and $3.7 billion as of January 31, 2025 and January 31, 2024, respectively.
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
•Sam's Club U.S. Segment - The majority of this segment's inventory is accounted for and valued using the weighted-average cost LIFO method.
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

	Estimated Useful Lives	As of January 31,
(Dollars in millions)	(in Years)	2025	2024
Land	N/A	$19,342	$19,562
Buildings and improvements	3 - 40	117,973	111,767
Fixtures and equipment	2 - 30	76,226	72,161
Transportation equipment	3 - 15	2,673	2,979
Construction in progress	N/A	15,403	13,390
Property and equipment		231,617	219,859
Accumulated depreciation		(111,624)	(109,049)
Property and equipment, net		$119,993	$110,810
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and intangible assets for fiscal 2025, 2024 and 2023 was $13.0 billion, $11.9 billion and $10.9 billion, respectively.
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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. Goodwill and other indefinite-lived acquired intangible assets are evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. Management has performed its evaluation and determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill during fiscal 2025, fiscal 2024 or fiscal 2023.
The following table reflects goodwill activity, by reportable segment, for fiscal 2025 and 2024:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club U.S.	Total
Balances as of February 1, 2023	$3,374	$24,479	$321	$28,174
Changes in currency translation and other	(10)	(58)	—	(68)
Acquisitions	—	7	—	7
Balances as of January 31, 2024	3,364	24,428	321	28,113
Changes in currency translation and other	—	(696)	—	(696)
Acquisitions[1]	1,375	—	—	1,375
Balances as of January 31, 2025	$4,739	$23,732	$321	$28,792
1 Goodwill recorded in fiscal 2025 relates to the acquisition of VIZIO Holding Corp. in December 2024 within the Walmart U.S. segment.
Intangible assets are recorded in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2025 and 2024, the Company had $4.5 billion and $4.1 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. There were no significant impairment charges related to intangible assets for fiscal 2025, 2024 or 2023.
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
Investments
Investments in equity securities are recorded in other long-term assets in the Consolidated Balance Sheets. Changes in the fair value of certain equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option, are measured on a recurring basis (generally using Level 1 and Level 2 inputs in the fair value hierarchy) and recognized within other gains and losses in the Consolidated Statements of Income. These fair value changes, along with certain other immaterial investment activity, resulted in net losses of $0.8 billion, $3.8 billion and $1.7 billion for fiscal 2025, 2024 and

2023, respectively, primarily due to net changes in the underlying stock prices of those investments. Refer to Note 8 for details. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income.
Investments in debt securities classified as trading are reported at fair value and included in other long-term assets in the Consolidated Balance Sheets, and adjustments in fair value are recorded within other gains and losses in the Consolidated Statements of Income. The Company had debt securities classified as trading of $1.2 billion as of both January 31, 2025 and January 31, 2024, the majority of which is mandatorily redeemable in fiscal 2029, related to its retained investment in Asda, the Company's former retail operations in the U.K. The fair value of this investment is primarily estimated (generally using Level 3 inputs in the fair value hierarchy) by discounting the future cash flows over the remaining period until the mandatory redemption date at an appropriate discount rate reflecting Asda’s credit risk.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with previous divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations. As of January 31, 2025 and January 31, 2024, the Company had $0.6 billion and $0.7 billion, respectively, of certain legal indemnification liabilities recorded within deferred income taxes and other in the Consolidated Balance Sheets. Maximum potential future payments under these indemnities was $3.1 billion, based on exchange rates as of January 31, 2025.
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that the Company has with participating suppliers under these programs generally range between 30 and 90 days. The Company does not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. The Company is responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution. The rollforward of the Company's outstanding payment obligations to financial institutions under these programs is as follows:

(Amounts in millions)	Fiscal 2025
Confirmed obligations outstanding at the beginning of the year	$5,271
Invoices confirmed during the year	41,335
Confirmed invoices paid during the year	(40,810)
Translation and other	(71)
Confirmed obligations outstanding at the end of the year	$5,725
These obligations are generally classified as accounts payable within the Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Consolidated Statements of Cash Flows.
Self Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for workers' compensation, general liability and auto liability. Refer to Note 5 for the self insurance reserves which are recorded in accrued liabilities in the Company's Consolidated Balance Sheets.

Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated generally "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close-out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company's collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received from counterparties and cash collateral provided to counterparties under these arrangements was not significant as of January 31, 2025 and 2024.
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
Fair Value Hedges
The Company is a party to receive fixed-rate, pay variable-rate interest rate swaps that the Company uses to hedge the fair value of fixed-rate debt. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under GAAP. Accordingly, changes in the fair values of these interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. These derivatives will mature on dates ranging from September 2028 to September 2031.
Cash Flow Hedges
The Company is a party to receive fixed-rate, pay fixed-rate cross currency interest rate swaps used to hedge the currency exposure associated with the forecasted payments of principal and interest of certain non-U.S. denominated debt. The Company records changes in the fair value of these swaps in accumulated other comprehensive loss which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives will mature on dates ranging from April 2026 to January 2039.
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
Revenue Recognition
Net Sales
The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise or provides services to the customer. eCommerce sales include shipping revenue and are recorded upon delivery to the customer. Estimated sales returns are calculated based on expected returns.
Financial, Advertising and Other Services
The Company recognizes revenue from service transactions at the time the service is performed. Generally, revenue from services is classified as a component of net sales in the Company's Consolidated Statements of Income.
Membership and Other Income
Membership and other income primarily includes membership fee revenue associated with the Company's various membership offerings for customers and members across each reportable segment. Membership fee revenue is recognized over the term of the membership, which is typically 12 months. Membership fee revenue was $3.8 billion for fiscal 2025, $3.1 billion for fiscal 2024 and $2.6 billion for fiscal 2023. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets. Additionally, membership and other income includes items such as rental and tenant income, recycling income and gift card breakage income.
Gift Cards
Customer purchases of gift cards are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card, thus a liability for deferred gift card revenue is recorded within accrued liabilities in the Consolidated Balance Sheets. Refer to Note 5. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise and services indefinitely. Gift cards in some countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage income for these amounts in membership and other income in the Company's Consolidated Statements of Income over the expected redemption period.
Cost of Sales
Cost of sales includes costs of merchandise sold and services performed; costs of transporting merchandise to the Company's distribution facilities, stores, clubs, and customers; and also includes warehousing costs for the Sam's Club U.S. segment and import distribution centers. Cost of sales is reduced by supplier payments, except in certain situations as described below.
Payments from Suppliers
The Company receives consideration from suppliers for various programs, primarily volume incentives, warehouse allowances and reimbursements for specific programs such as markdowns, margin protection, certain advertising arrangements and supplier-specific fixtures. Payments from suppliers are accounted for as a reduction of cost of sales and recognized in the Company's Consolidated Statements of Income when the related inventory is sold, except in situations when the payment is in exchange for a distinct good or service or a reimbursement of specific, incremental and identifiable costs.

Operating, Selling, General and Administrative Expenses
Operating, selling, general and administrative expenses include all operating costs of the Company (except cost of sales, as described above), which comprise substantially all labor-related, depreciation and amortization, maintenance and repairs, utilities, and other general operating costs incurred in stores, clubs and other facilities. The majority of the cost of warehousing and occupancy for the Walmart U.S. and Walmart International segments' distribution facilities is included in operating, selling, general and administrative expenses. Because the Company only includes a portion of the cost of its Walmart U.S. and Walmart International segments' distribution facilities in cost of sales, its gross profit and gross profit as a percentage of net sales may not be comparable to those of other retailers that may include all costs related to their distribution facilities in cost of sales and in the calculation of gross profit.
As a result, the Company’s cost of sales and operating, selling, general and administrative expenses for each of its reportable segments may not be comparable to those of other retailers.
Advertising Costs
Advertising costs are expensed as incurred, and consist primarily of digital, television and print advertisements that are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Advertising costs were $5.1 billion, $4.4 billion and $4.1 billion for fiscal 2025, 2024 and 2023, respectively.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended January 31, 2025 on a retrospective basis for all prior periods presented in the financial statements, which includes disclosure of cost of sales and operating, selling, general and administrative expenses by segment. See Note 12.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively, although optional retrospective application is permitted. Management intends to adopt the amendments prospectively for the fiscal year ending January 31, 2026 and is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2025, 2024 and 2023.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2025	2024	2023
Numerator
Consolidated net income	$20,157	$16,270	$11,292
Consolidated net (income) loss attributable to noncontrolling interest	(721)	(759)	388
Consolidated net income attributable to Walmart	$19,436	$15,511	$11,680

Denominator
Weighted-average common shares outstanding, basic	8,041	8,077	8,171
Dilutive impact of stock options and other share-based awards	40	31	31
Weighted-average common shares outstanding, diluted	8,081	8,108	8,202

Net income per common share attributable to Walmart
Basic	$2.42	$1.92	$1.43
Diluted	2.41	1.91	1.42
Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 33.0 billion, of which 8.0 billion and 8.1 billion were issued and outstanding as of January 31, 2025 and 2024, respectively. The total authorized shares of $0.10 par value preferred stock is 0.1 billion; none of which were issued or outstanding for any period presented.
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
During fiscal 2023, the Company completed a $0.4 billion buyout of the noncontrolling interest shareholders of the Company's Massmart subsidiary. This transaction increased the Company's ownership in Massmart from approximately 53% to 100%. Additionally, the Company completed a $0.4 billion acquisition of Alert Innovation, which was previously consolidated as a variable interest entity, and resulted in the Company becoming a 100% owner. This entity was subsequently sold and deconsolidated in fiscal 2025.
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
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $2.8 billion, $2.1 billion and $1.6 billion for fiscal 2025, 2024 and 2023, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.7 billion, $0.5 billion and $0.4 billion for fiscal 2025, 2024 and 2023, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Restricted stock units	$1,909	$1,258	$927
Restricted stock and performance-based restricted stock units	632	609	444
Other	228	226	207
Share-based compensation expense	$2,769	$2,093	$1,578
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
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2023, restricted stock units generally vest at a rate of approximately 8% each quarter over a three year period from the date of grant. For grants made from fiscal 2020 through fiscal 2022, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2025, 2024 and 2023 was 2.0%, 2.2% and 2.3%, respectively.
•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units generally vest based on a one-year performance period followed by a two-year vesting period based on the passage of time. Vesting conditions during the performance period are based on achieving pre-established financial goals for metrics related to growth and returns and generally range from 0% to 150% of the original award amount. Vesting periods for restricted stock are generally between one month and three years. Vesting periods for performance-based restricted stock units are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or, in certain circumstances, deferred and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period if it is probable that performance conditions will be achieved. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2025, 2024 and 2023 was 3.2%, 3.3% and 3.3%, respectively.
In addition to the Plan, certain of the Company's subsidiaries have share-based compensation plans for associates under which options to acquire their own common shares are issued. Share-based compensation expense associated with these plans is included in the Other line in the table above.
The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2025:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2024	49,191	$46.79	23,103	$48.09
Granted	46,054	60.29	9,887	63.97
Adjustment for performance achievement(1)	—	—	3,661	47.35
Vested/exercised	(36,974)	49.99	(12,353)	48.62
Forfeited	(6,513)	53.15	(3,338)	49.75
Outstanding as of January 31, 2025	51,758	$55.72	20,960	$54.88
(1) Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2025	2024	2023
Fair value of restricted stock units vested	$1,848	$1,345	$931
Fair value of restricted stock and performance-based restricted stock units vested	602	477	390
Unrecognized compensation cost for restricted stock units	2,243	1,686	1,323
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	669	656	548
Weighted average remaining period to expense for restricted stock units (years)	0.9	0.9	1.0
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.3	1.3	1.4

As of January 31, 2025, the Company also has approximately $3 billion in unrecognized compensation cost (based on grant-date fair value) primarily associated with share-based compensation plans of certain subsidiaries which contain performance or other conditions including vesting upon an initial public offering. If such conditions are ultimately satisfied, unrecognized compensation cost would be recognized in the applicable reporting period.
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during fiscal 2025 were made under the current $20.0 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2025 authorization for $12.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2025, 2024 and 2023:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2025	2024	2023
Total number of shares repurchased	61.9	54.6	221.8
Average price paid per share	$72.72	$50.87	$44.72
Total cash paid for share repurchases	$4,494	$2,779	$9,920
Note 4. Accumulated Other Comprehensive Loss
The following table provides the changes in the composition of total accumulated other comprehensive loss for fiscal 2025, 2024 and 2023:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2022	$(8,018)	$(748)	$(8,766)
Other comprehensive loss before reclassifications, net	(1,140)	(571)	(1,711)
Return of currency translation to parent(1)	(1,262)	—	(1,262)
Reclassifications to income, net	(309)	368	59
Balances as of January 31, 2023	(10,729)	(951)	(11,680)
Other comprehensive income (loss) before reclassifications, net	322	(8)	314
Reclassifications to income, net	—	64	64
Balances as of January 31, 2024	(10,407)	(895)	(11,302)
Other comprehensive loss before reclassifications, net	(2,161)	(198)	(2,359)
Reclassifications to income, net	(93)	149	56
Balances as of January 31, 2025	$(12,661)	$(944)	$(13,605)
(1) Upon closing of the noncontrolling interest shareholder buyout of the Company's Massmart subsidiary during the fourth quarter of fiscal 2023, the cumulative amount of currency translation was reallocated from the Company's noncontrolling interest back to the Company. Refer to Note 3.
Amounts reclassified from accumulated other comprehensive loss for cash flow hedges are generally recorded in interest, net, in the Company's Consolidated Statements of Income. Amounts reclassified related to the cumulative translation for settlements of foreign-denominated bonds and associated cross-currency swaps are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income.

Note 5. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2025 and 2024:

	January 31,
(Amounts in millions)	2025	2024
Accrued wages and benefits(1)	7,897	8,590
Self-insurance(2)	4,976	4,916
Accrued non-income taxes(3)	3,503	3,459
Deferred gift card revenue	2,755	2,664
Other(4)	10,214	9,130
Total accrued liabilities	$29,345	$28,759
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
(4)Other accrued liabilities includes items such as deferred membership revenue, interest, supply chain, advertising, and maintenance and utilities.
Note 6. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2025 and 2024 were $3.1 billion and $0.9 billion, respectively, with weighted-average interest rates of 5.3% and 7.7%, respectively.
The Company has various committed lines of credit in the U.S. to support its commercial paper program which are summarized in the following table:

	January 31, 2025			January 31, 2024
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)     In April 2024, the Company renewed and extended its existing 364-day revolving credit facility as well as its five year credit facility.
The committed lines of credit in the table above mature in April 2025 and April 2029, carry interest rates of the Secured Overnight Financing Rate plus 55 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $2.1 billion as of January 31, 2025 and 2024, of which $1.5 billion and $1.7 billion was drawn as of January 31, 2025 and 2024, respectively.
The Company's long-term debt, which includes the fair value instruments further discussed in Note 8, consists of the following as of January 31, 2025 and 2024:

	January 31, 2025			January 31, 2024
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured fixed-rate debt
U.S. dollar denominated	2026 - 2054	$31,406	3.8%	$34,527	3.7%
Euro denominated	2027 - 2030	1,715	4.0%	1,789	4.0%
Sterling denominated	2031 - 2039	3,336	5.4%	3,412	5.4%
Yen denominated	2028	389	0.5%	677	0.4%
Total unsecured fixed-rate debt		36,846		40,405
Total other(2)		(847)		(826)
Total debt		35,999		39,579
Less amounts due within one year		(2,598)		(3,447)
Long-term debt		$33,401		$36,132
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.

Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2026	$2,598
2027	3,451
2028	1,741
2029	3,340
2030	1,955
Thereafter	22,914
Total	$35,999
Debt Issuances
There were no long-term debt issuances in fiscal 2025. Information on significant long-term debt issued during fiscal 2024, for general corporate purposes, is as follows:

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
Maturities
The following tables provide details of significant long-term debt repayments during fiscal 2025 and 2024, respectively:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 22, 2024	$1,500	Fixed	3.300%	$1,500
July 8, 2024	$990	Fixed	2.850%	990
July 18, 2024	¥40,000	Fixed	0.298%	253
December 15, 2024	$630	Fixed	2.650%	630
Total repayment of matured debt				$3,373

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
April 11, 2023	$1,750	Fixed	2.550%	$1,750
June 26, 2023	$2,280	Fixed	3.400%	2,280
Total repayment of matured debt				$4,030
Note 7. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally. The Company's lease costs recognized in the Consolidated Statements of Income consist of the following:

	Fiscal years ended January 31,
(Amounts in millions)	2025	2024	2023
Operating lease cost	$2,347	$2,277	$2,306
Finance lease cost:
Amortization of right-of-use assets	891	755	596
Interest on lease obligations	381	326	256
Variable lease cost	1,145	1,082	899

Other lease information is as follows:

	Fiscal years ended January 31,
(Amounts in millions)	2025	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,390	2,273	2,280
Operating cash flows from finance leases	375	315	248
Financing cash flows from finance leases	908	1,055	563
Assets obtained in exchange for operating lease obligations	1,974	1,514	1,714
Assets obtained in exchange for finance lease obligations	1,455	1,572	1,226

	As of January 31,
	2025	2024
Weighted-average remaining lease term - operating leases	11.3 years	11.7 years
Weighted-average remaining lease term - finance leases	11.7 years	12.4 years
Weighted-average discount rate - operating leases	6.5%	6.4%
Weighted-average discount rate - finance leases	6.7%	6.8%
The aggregate annual lease obligations at January 31, 2025, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2026	$2,160	$1,153
2027	2,111	1,086
2028	1,986	987
2029	1,835	808
2030	1,674	661
Thereafter	10,837	5,843
Total undiscounted lease obligations	20,603	10,538
Less imputed interest	(6,279)	(3,815)
Net lease obligations	$14,324	$6,723
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

(Amounts in millions)	Fair Value as of January 31, 2025	Fair Value as of January 31, 2024
Equity investments measured using Level 1 inputs	$959	$2,835
Equity investments measured using Level 2 inputs	2,082	4,414
Total	$3,041	$7,249
The fair value of these investments decreased $4.2 billion during fiscal 2025, primarily due to the sale of the Company's investment in JD.com in August 2024, as well as gains and losses resulting from net changes in the underlying stock prices of the investments, along with certain other immaterial investment activity. The fair value of these investments decreased $3.4 billion during fiscal 2024 primarily due to gains and losses resulting from net changes in the underlying stock prices, along with certain other immaterial investment activity.
Sale of Investment
In August 2024, the Company sold its investment in JD.com for net proceeds of approximately $3.6 billion and recorded a realized loss of $0.3 billion within other gains and losses.

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2025 and January 31, 2024, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2025			January 31, 2024
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(611)	(1)	$6,271	$(654)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,452	(1,388)	(1)	5,879	(1,302)	(1)
Total	$10,223	$(1,999)		$12,150	$(1,956)
(1)Primarily classified in deferred income taxes and other within the Company's Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of January 31, 2025 and January 31, 2024.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of January 31, 2025 and 2024, are as follows:

	January 31, 2025		January 31, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$35,999	$33,790	$39,579	$38,431
Note 9. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
U.S.	$18,571	$20,092	$15,089
Non-U.S.	7,738	1,756	1,927
Total income before income taxes	$26,309	$21,848	$17,016
A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Current:
U.S. federal	$3,478	$3,215	$2,030
U.S. state and local	886	762	610
International	2,451	1,772	2,654
Total current tax provision	6,815	5,749	5,294
Deferred:
U.S. federal	(214)	(438)	608
U.S. state and local	30	141	119
International	(479)	126	(297)
Total deferred tax expense (benefit)	(663)	(171)	430
Total provision for income taxes	$6,152	$5,578	$5,724

Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2025	2024	2023
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	2.8%	3.0%	3.1%
Income taxed outside the U.S.	1.3%	0.1%	1.1%
Separation, disposal and wind-down of certain business operations	—%	—%	6.3%
Valuation allowance	0.4%	1.2%	1.7%
Net impact of repatriated international earnings	(0.6)%	(0.4)%	(0.4)%
Federal tax credits	(1.4)%	(1.5)%	(1.3)%
Change in unrecognized tax benefits	0.3%	0.6%	0.3%
Other, net	(0.4)%	1.5%	1.8%
Effective income tax rate	23.4%	25.5%	33.6%
Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2025	2024
Deferred tax assets:
Loss and tax credit carryforwards	$7,539	$7,136
Accrued liabilities	3,009	3,066
Share-based compensation	263	238
Lease obligations	4,611	4,831
Other	1,076	1,124
Total deferred tax assets	16,498	16,395
Valuation allowances	(7,405)	(7,485)
Deferred tax assets, net of valuation allowances	9,093	8,910
Deferred tax liabilities:
Property and equipment	4,303	4,813
Acquired intangibles	1,096	898
Inventory	3,336	3,035
Lease right of use assets	4,816	4,941
Mark-to-market investments	353	322
Other	460	486
Total deferred tax liabilities	14,364	14,495
Net deferred tax liabilities	$5,271	$5,585
The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2025	2024
Balance Sheet classification
Assets:
Other long-term assets	$1,748	$1,663
Liabilities:
Deferred income taxes and other	7,019	7,248
Net deferred tax liabilities	$5,271	$5,585
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2025, the Company's net operating loss and capital loss carryforwards totaled approximately $32.4 billion. Of these carryforwards, approximately $18.5 billion will expire, if not utilized, in various years through 2045. The remaining carryforwards have no expiration.
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
The Company had valuation allowances of approximately $7.4 billion and $7.5 billion as of January 31, 2025 and 2024, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2025 and 2024, the amount of gross unrecognized tax benefits related to continuing operations was $3.8 billion and $3.5 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $2.0 billion and $1.7 billion as of January 31, 2025 and 2024, respectively.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$3,540	$3,307	$3,245
Increases related to prior year tax positions	445	336	79
Decreases related to prior year tax positions	(228)	(74)	(248)
Increases related to current year tax positions	93	102	357
Settlements during the period	(77)	(102)	(89)
Lapse in statutes of limitations	(16)	(29)	(37)
Gross unrecognized tax benefits, end of year	$3,757	$3,540	$3,307
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2025, 2024 and 2023. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because the tax positions are sustained on audit or because the Company agrees to their disallowance. The Company does not expect any change to have a material impact to its Consolidated Financial Statements.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2018 through 2024. The Company also remains subject to income tax examinations for international income taxes for fiscal 2013 through 2024, and for U.S. state and local income taxes generally for the fiscal years ended 2018 through 2024. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before fiscal 2013.
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

Settlement of Certain Opioid-Related Matters
The Company entered into settlement agreements with all 50 states, the District of Columbia, Puerto Rico, three U.S. territories, and the vast majority of eligible political subdivisions and federally recognized Native American tribes to resolve opioid-related claims against the Company. In fiscal year 2023, the Company accrued a liability of approximately $3.3 billion for these settlements, which include amounts for remediation of alleged harms, attorneys' fees, and costs. As of January 31, 2025, all of the accrued liability has been paid. Remaining eligible political subdivisions and federally recognized Native American tribes have until July 15, 2025 and February 24, 2026, respectively, to join these settlements. The Company will owe no additional funds for any eligible political subdivision or federally recognized Native American tribe that elects to join the settlement.
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
A trial involving claims brought by two counties against certain defendants, including the Company, in the MDL resulted in a judgment on August 17, 2022 that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over 15 years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The monetary aspect of the judgment was stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023, which did not materially impact the Company's operations. The Company filed an appeal with the Sixth Circuit Court of Appeals, which issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. On December 10, 2024, the Supreme Court of Ohio issued an order certifying the law and holding that the Ohio Product Liability Act bars all common law public nuisance claims arising from the sale of a product. On January 31, 2025, the Sixth Circuit Court of Appeals entered an order vacating the approximately $0.7 billion judgment, dissolving the injunction, and remanding the case back to the MDL for further proceedings.
Additional opioid-related cases against the Company remain pending in the MDL and in state and federal courts. The plaintiffs include healthcare providers, third-party payers, individuals and others and seek compensatory and punitive damages and injunctive relief, including abatement. Four cases brought by third-party payers and one case brought by a hospital have been selected as bellwether cases to proceed through discovery in the MDL, and the MDL Court may designate additional bellwether cases in the future. The Florida Health Sciences Center case pending in state court in Florida asserts claims on behalf of several hospital systems against the Company and other defendants, and this matter is scheduled for jury trial beginning on September 18, 2025.
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
Opioid-Related Securities Class Actions. The Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids purportedly on behalf of a class of investors who acquired Walmart stock from March 31, 2017 through December 22, 2020. Those actions were filed in the U.S. District Court for the District of Delaware in 2021 and later consolidated. On April 8, 2024, the Court granted the Company's motion to dismiss these actions. On April 29, 2024, the plaintiffs appealed to the Third Circuit Court of Appeals, where the matter remains pending.

Opioid-Related Shareholder Derivative Litigation.
Three shareholders of the Company filed a derivative action in the Delaware Court of Chancery alleging that certain current and former directors and officers breached their fiduciary duties by failing to adequately oversee the Company's distribution and dispensing of prescription opioids. This action was entitled Ontario Provincial Council of Carpenters' Pension Trust Fund, et al. v. Walton, et al., Delaware Court of Chancery, Case No. 2021-0827-JTL ("Ontario Action"). Other shareholders of the Company filed two derivative actions alleging that certain current and former directors and officers breached fiduciary duties and violated federal securities laws in connection with the Company's distribution and dispensing of prescription opioids. Those actions were entitled Abt v. Alvarez, et al., U.S. District Court for the District of Delaware, Case No. 21-cv-00172-CFC and Nguyen v. McMillon, et al., U.S. District Court for the District of Delaware, Case No. 21-cv-00551-CFC (collectively with the Ontario Action, the "Derivative Actions"). On May 5, 2023, the Walmart Board of Directors adopted resolutions creating a special litigation committee ("SLC") to investigate, review, and analyze the facts and circumstances surrounding the claims and allegations in the Derivative Actions and determine whether the prosecution of such claims is in Walmart's best interest.
The Delaware Court of Chancery entered a final order and judgment on December 20, 2024, granting approval to a settlement of the Derivative Actions. Pursuant to this order and judgment (i) insurance carriers funded a $123 million settlement, of which $24.6 million was awarded to plaintiffs' counsel for attorneys' fees and the balance was awarded to the Company; and (ii) the Company agreed to maintain certain corporate governance practices for a period of at least five years. The settlement does not include any admission of liability, and the defendants expressly deny any wrongdoing. The Company received settlement proceeds of approximately $99 million on December 24, 2024 and recorded it as a reduction to operating, selling, general, and administrative expense. The Abt and Nguyen actions were dismissed on January 16, 2025.
False Claims Act Litigation. On August 23, 2019, a qui tam action was filed in the U.S. District Court for the District of New Mexico. The action was partially unsealed on April 30, 2024 after the federal government declined to intervene. The DOJ informed the Company of its decision not to intervene on June 20, 2024. On July 25, 2024, the Court transferred the litigation to the U.S. District Court for the District of Delaware. On January 9, 2025, the plaintiffs filed a third amended complaint on behalf of two former pharmacists of the Company as relators that alleges the Company violated the Controlled Substances Act and state pharmacy regulations and that such conduct constitutes violations of the federal False Claims Act. The Company intends to file a renewed motion to dismiss.
Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, is a defendant in certain equal value claims that began in 2008 and are proceeding in the United Kingdom before an Employment Tribunal in Manchester and before the High Court. Claims have been brought by approximately 70,000 current and former Asda store employees who allege their work is of equal value to the work done by employees in Asda's distribution centers and that the difference in pay and conditions between the different jobs is not objectively justified. Additional employees may assert claims in the future. The legal proceedings to consider these equal value claims are in three phases, and the first phase is complete. Certain claims remain under consideration in the second phase. On January 31, 2025, the Employment Tribunal issued a ruling that certain of the claims are permitted to advance to the third phase. There are factual and legal defenses to the equal value claims, and the Company intends to vigorously defend them. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may ultimately be filed and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
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
On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. Following rulings on Walmart's motion to dismiss, the FTC filed an amended complaint on June 30, 2023. On July 3, 2024, the Court granted in part Walmart's motion to dismiss the amended complaint by dismissing with prejudice the claims under the Telemarketing Sales Rule but denying the motion to dismiss with respect to claims for injunctive relief under Section 5 of the Federal Trade Commission Act. On October 18, 2024, the Court certified its rulings on the motions to dismiss for interlocutory appeal and stayed discovery. On October 28, 2024, Walmart filed a petition for interlocutory appeal with the Seventh Circuit Court of Appeals. The petition for interlocutory appeal was granted on November 18, 2024. The Company's appellate brief was filed on February 12, 2025.

The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Driver Platform Matters. On December 23, 2024, the Consumer Financial Protection Bureau ("CFPB") filed a lawsuit against the Company and Branch Messenger, Inc. in the District of Minnesota alleging the Company violated the Consumer Financial Protection Act by allegedly requiring independent contractor drivers on the Spark platform to receive payments through a financial product offered by Branch. The CFPB seeks an injunction and unspecified restitution, damages, and civil penalties. On February 20, 2025, the Court entered an order that indefinitely stays the case and vacates all deadlines.
The Company has been responding to subpoenas, information requests and investigations from other governmental entities regarding the independent contractor classification of drivers and payment and operational practices with respect to the driver platform. The Company is also defending putative class and representative action civil litigation relating to driver classification and defending other civil litigation and arbitration claims in connection with the driver platform.
The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Mexico Antitrust Matter. On October 6, 2023, the Comisión Federal de Competencia Económica of México ("COFECE") notified the main Mexican operating subsidiary of Wal-Mart de México, S.A.B. de C.V. ("Walmex"), a majority owned subsidiary of the Company, that COFECE's Investigatory Authority ("IA") had recommended the initiation of a quasi-judicial administrative process against Walmex's subsidiary for alleged relative monopolistic practices in connection with the supply and wholesale distribution of certain consumer goods, retail marketing practices of such consumer goods and related services. On December 12, 2024, after Walmex provided defenses, produced expert evidence and participated in a hearing, COFECE issued a split decision that Walmex's subsidiary had engaged in a single relative monopolistic practice in relation to the negotiation of two types of contributions with its suppliers. The resolution imposed a monetary penalty on Walmex's subsidiary in the amount of $93.4 million pesos (approximately $5 million U.S. dollars) and certain non-structural conduct measures relating to the two prohibited types of supplier contributions (while recognizing that other supplier contributions can continue). On January 6, 2025, Walmex's subsidiary challenged COFECE's resolution through an appeal in the specialized federal courts. Until the appeal is resolved, Walmex's subsidiary will operate in compliance with COFECE's ruling. Payment of the monetary penalty is stayed until the lawsuit is resolved.
Foreign Direct Investment Matters. In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules, including the most recent request in February 2025 (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated, whether with respect to the Notice or from further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, or the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.

India Antitrust Matter. On January 13, 2020, the Competition Commission of India ("CCI") ordered its Director General (the "DG") to investigate certain matters alleging competition law violations by certain subsidiaries of Flipkart in India and other parties. On September 13, 2024, those subsidiaries received a non-confidential version of the DG's Investigation Report (the "Report"), alleging certain competition law violations. CCI is not bound by the Report, and will conduct its independent analysis of the allegations, including hearing objections from the subsidiaries and other parties before issuing its final order in the matter, which could include monetary and non-monetary relief. CCI's final order would also be subject to appropriate appellate proceedings. The Company can provide no assurance as to the scope and outcome of this matter, cannot reasonably estimate any loss or range of loss that may arise, and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2025, 2024 and 2023:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Defined contribution plans:
U.S.	$1,751	$1,528	$1,491
International	78	85	74
Total contribution expense for defined contribution plans	$1,829	$1,613	$1,565
Note 12. Segments and Disaggregated Revenue
Segments
The Company is engaged in the operation of retail and wholesale stores and clubs, as well as eCommerce websites and mobile applications, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. The Company's operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM"), the Company's Chief Executive Officer, regularly reviews to analyze performance and allocate resources. The Company sells similar individual products and services in each of its segments. It is impractical to segregate and identify revenues for each of these individual products and services.
The Walmart U.S. segment includes the Company's mass merchandising concept in the U.S., as well as eCommerce, which includes omni-channel initiatives and certain other business offerings such as advertising services. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omni-channel initiatives. The Sam's Club U.S. segment includes the warehouse membership clubs in the U.S., as well as samsclub.com and omni-channel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.

The Company measures the profit or loss of its segments using operating income. The CODM uses operating income to allocate resources across the reportable segments as part of the Company's long-range and annual planning processes, and to evaluate planned versus actual results when assessing segment operating performance. From time to time, the Company may revise the measurement of each segment's operating income, including any corporate overhead allocations, and presentation of significant segment expenses, as determined by the information regularly reviewed by its CODM. The operating results of each reportable segment, including the mix of cost of sales and operating, selling, general and administrative expenses, are not directly comparable due to differences in business model, format and channel mix. Additionally, the operating results of each reportable segment may not be comparable to those of other retailers, as discussed in Note 1. Information for the Company's segments, as well as for Corporate and support, including the reconciliation to income before income taxes, is provided as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Walmart U.S.
Net sales	$462,415	$441,817	$420,553
Membership and other income	2,594	1,985	1,845
Total revenues	465,009	443,802	422,398
Cost of sales	336,451	323,563	308,805
Operating, selling, general and administrative expenses	104,676	98,085	92,973
Operating income	$23,882	$22,154	$20,620

Walmart International
Net sales	$121,885	$114,641	$100,983
Membership and other income	1,478	1,408	1,621
Total revenues	123,363	116,049	102,604
Cost of sales	95,267	89,831	79,332
Operating, selling, general and administrative expenses	22,595	21,309	20,307
Operating income	$5,501	$4,909	$2,965

Sam's Club U.S.(1)
Net sales	$90,238	$86,179	$84,345
Membership and other income	2,323	2,051	1,908
Total revenues	92,561	88,230	86,253
Cost of sales	80,035	76,748	75,584
Operating, selling, general and administrative expenses	10,122	9,290	8,705
Operating income	$2,404	$2,192	$1,964

Corporate and support
Membership and other income(2)	$52	$44	$34
Operating, selling, general and administrative expenses	2,491	2,287	5,155
Operating loss	$(2,439)	$(2,243)	$(5,121)

Consolidated
Net sales	$674,538	$642,637	$605,881
Membership and other income	6,447	5,488	5,408
Total revenues	680,985	648,125	611,289
Cost of sales	511,753	490,142	463,721
Operating, selling, general and administrative expenses	139,884	130,971	127,140
Operating income	29,348	27,012	20,428
Interest, net	2,245	2,137	1,874
Other (gains) and losses	794	3,027	1,538
Income before income taxes	$26,309	$21,848	$17,016
(1) Total fuel-related expenses for Sam's Club U.S. were $9.9 billion, $10.6 billion, and $12.1 billion in fiscal 2025, fiscal 2024, and fiscal 2023 respectively.
(2) Includes other income from corporate campus facilities.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Walmart U.S.
Total assets	$150,006	$137,782	$130,659
Depreciation and amortization	8,549	7,671	7,054
Capital expenditures	16,466	13,877	11,425
Walmart International
Total assets	$80,016	$86,136	$86,766
Depreciation and amortization	2,260	2,159	1,964
Capital expenditures	3,178	2,911	2,625
Sam's Club U.S.
Total assets	$16,862	$15,682	$15,490
Depreciation and amortization	706	642	609
Capital expenditures	1,212	1,041	727
Corporate
Total assets	$13,939	$12,799	$10,282
Depreciation and amortization	1,458	1,381	1,318
Capital expenditures	2,927	2,777	2,080
Consolidated
Total assets	$260,823	$252,399	$243,197
Depreciation and amortization	12,973	11,853	10,945
Capital expenditures	23,783	20,606	16,857
Total revenues and long-lived assets, consisting primarily of net property and equipment and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2025	2024	2023
Revenues
U.S. operations	$557,622	$532,076	$508,685
Non-U.S. operations	123,363	116,049	102,604
Total revenues	$680,985	$648,125	$611,289

Long-lived assets
U.S. operations	$115,250	$104,480	$95,567
Non-U.S. operations	24,455	25,858	23,667
Total long-lived assets	$139,705	$130,338	$119,234
No individual country outside of the U.S. had total revenues or long-lived assets that were material to the consolidated totals. Additionally, the Company did not generate material revenues from any single customer.
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment. Net sales related to eCommerce include omni-channel sales where a customer initiates an order digitally and the order is fulfilled through a store or club, as well as net sales from other business offerings that are part of the Company's ecosystem such as certain advertising arrangements, fulfillment services, and data insights. From time to time, the Company revises the assignment of net sales of a particular item to a merchandise category. When the assignment changes, previous period amounts are reclassified to be comparable to the current period's presentation.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2025	2024	2023
Grocery	$276,003	$264,210	$247,299
General merchandise	113,921	113,985	118,597
Health and wellness	62,092	54,898	46,591
Other	10,399	8,724	8,066
Total	$462,415	$441,817	$420,553
Of Walmart U.S.'s total net sales, approximately $79.3 billion, $65.4 billion and $53.4 billion related to eCommerce for fiscal 2025, 2024 and 2023, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2025	2024	2023
Mexico and Central America	$51,970	$49,726	$40,496
Canada	23,035	22,639	22,300
China	19,975	17,011	14,711
Other	26,905	25,265	23,476
Total	$121,885	$114,641	$100,983
Of Walmart International's total net sales, approximately $29.5 billion, $24.8 billion and $20.3 billion related to eCommerce for fiscal 2025, 2024 and 2023, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam's Club U.S. net sales by merchandise category	2025	2024	2023
Grocery	$59,976	$56,455	$53,055
Fuel and other	12,924	13,678	15,385
General merchandise	11,249	11,041	11,669
Health and wellness	6,089	5,005	4,236
Total	$90,238	$86,179	$84,345
Of Sam's Club U.S.'s total net sales, approximately $12.1 billion, $9.9 billion and $8.4 billion related to eCommerce for fiscal 2025, 2024 and 2023, respectively.
Note 13. Subsequent Event
Dividends Declared
The Company approved, effective February 20, 2025, the fiscal 2026 annual dividend of $0.94 per share, an increase over the fiscal 2025 dividend of $0.83 per share. For fiscal 2026, the annual dividend will be paid in four quarterly installments of $0.235 per share, according to the following record and payable dates:

Record Date	Payable Date
March 21, 2025	April 7, 2025
May 9, 2025	May 27, 2025
August 15, 2025	September 2, 2025
December 12, 2025	January 5, 2026

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. We are continuing to upgrade our financial systems globally, and modernize functions across the business which will impact our internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2025. The Company's internal control over financial reporting as of January 31, 2025, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting as of January 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
On November 22, 2024, Kathryn McLay, Executive Vice President, President and Chief Executive Officer, Walmart International, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Ms. McLay will sell an aggregate 40,000 shares of common stock. The plan will terminate in December 2025.

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
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2024 Annual Shareholders' Meeting as previously filed with the SEC.
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
The Company has an insider trading policy ("Insider Trading Policy") that governs the purchase, sale and other dispositions of Walmart securities by its directors, officers, associates and the Company itself. The Insider Trading Policy states, among other things, that our directors, officers and associates are prohibited from trading in such securities while in possession of material, nonpublic information. The Company is also prohibited from trading in Walmart securities while in possession of material, nonpublic information related to the Company unless such trading activity complies with all applicable securities laws. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable NYSE listing standards. The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to the Insider Trading Policy filed as Exhibit 19 to this Annual Report on Form 10-K.

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

4.8	Description of Registrant's Securities is incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 15, 2024

10.1
Walmart Inc. Deferred Compensation Matching Plan, as amended and restated effective November 8, 2023 is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 15, 2024 (C)

10.2
Walmart Inc. Management Incentive Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.3
Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 1, 2024 is incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 15, 2024 (C)

10.4
Walmart Inc. Stock Incentive Plan of 2015, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.5
Walmart Inc. Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2023 is incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2023 filed on March 17, 2023 (C)

10.6
Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 is incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2018, filed on March 30, 2018 (C)

10.7
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011 (C)

10.7(a)
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 is incorporated by reference to Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 15, 2024 (C)

10.8
Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed March 18, 2022 (C)

10.9
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions is incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed on March 18, 2022 (C)

10.10
Walmart Inc. Officer Deferred Compensation Plan, as amended and restated effective February 1, 2023 is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2023 filed on March 17, 2023 (C)

10.11
Post Termination Agreement and Covenant Not to Compete between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.12
Share Issuance and Acquisition Agreement by and Between Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.13
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

19*	Insider Trading Policy

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

97.1
Walmart Executive Compensation Recoupment Policy is incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 15, 2024

99.1*	Non-MDL Opioids Litigation Case Citations

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
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

Walmart Inc.

Date: March 14, 2025	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 14, 2025	By	/s/ C. Douglas McMillon
C. Douglas McMillon
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2025	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 14, 2025	By	/s/ John David Rainey
John David Rainey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 14, 2025	By	/s/ David M. Chojnowski
David M. Chojnowski
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2025

Date: March 14, 2025	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 14, 2025	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 14, 2025	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 14, 2025	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 14, 2025	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 14, 2025	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 14, 2025	By	/s/ Robert E. Moritz, Jr.
Robert E. Moritz, Jr.
Director

Date: March 14, 2025	By	/s/ Brian Niccol
Brian Niccol
Director

Date: March 14, 2025	By	/s/ Randall L. Stephenson
Randall L. Stephenson
Director

Date: March 14, 2025	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2025